Form 10-K
period 2018-12-31
Dine Brands Global, Inc.
filed 2019-02-21
CIK 49754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Non-accelerated filer ☐
Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2018: $1.26 billion.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	February 15, 2019
Common Stock, $.01 par value	17,533,991
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on Tuesday, May 14, 2019 (the “2019 Proxy Statement”) are incorporated by reference into Part III.

DINE BRANDS GLOBAL, INC. AND SUBSIDIARIES
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2018

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
Factors that could cause actual results to differ materially from the projections, forecasts, estimates and expectations discussed in this Annual Report on Form 10-K include, among other things: general economic conditions; our level of indebtedness; compliance with the terms of our securitized debt; our ability to refinance our current indebtedness or obtain additional financing; our dependence on information technology; potential cyber incidents; the implementation of restaurant development plans; our dependence on our franchisees; the concentration of our Applebee’s franchised restaurants in a limited number of franchisees; the financial health of our franchisees; our franchisees’ and other licensees’ compliance with our quality standards and trademark usage; general risks associated with the restaurant industry; potential harm to our brands’ reputation; possible future impairment charges; the effects of tax reform; trading volatility and fluctuations in the price of our stock; our ability to achieve the financial guidance we provide to investors; successful implementation of our business strategy; the availability of suitable locations for new restaurants; shortages or interruptions in the supply or delivery of products from third parties or availability of utilities; the management and forecasting of appropriate inventory levels; development and implementation of innovative marketing and use of social media; changing health or dietary preference of consumers; risks associated with doing business in international markets; the results of litigation and other legal proceedings; third-party claims with respect to intellectual property assets; our ability to attract and retain management and other key employees; compliance with federal, state and local governmental regulations; risks associated with our self-insurance; natural disasters or other serious incidents; our success with development initiatives outside of our core business; the adequacy of our internal controls over financial reporting and future changes in accounting standards.

Fiscal Year End

We have a 52/53 week fiscal year ending on the Sunday nearest to December 31 of each year. For convenience, in this annual report on Form 10-K, we refer to all fiscal years as ending on December 31 and all interim fiscal quarters as ending on March 31, June 30 and September 30 of the respective fiscal year. There were 52 calendar weeks in our 2018, 2017 and 2016 fiscal years that ended on December 30, 2018, December 31, 2017, and January 1, 2017, respectively.

PART I

Item 1.    Business
Dine Brands Global, Inc.SM, together with its subsidiaries (referred to as the “Company,” “Dine Brands Global,” “we,” “our” and “us”), owns, franchises and operates the Applebee's Neighborhood Grill + Bar® (“Applebee's”) concept in the bar and grill segment within the casual dining category of the restaurant industry and owns and franchises the International House of Pancakes® (“IHOP”) concept in the family dining category of the restaurant industry. References herein to Applebee's® and IHOP® restaurants are to these two restaurant concepts, whether operated by franchisees, area licensees and their sub-licensees or by us. As of December 31, 2018, the substantial majority of our 3,668 restaurants across both brands were franchised. We believe this highly franchised business model requires less capital investment and general and administrative overhead, generates higher gross profit margins and reduces the volatility of adjusted free cash flow performance, as compared to a business model based on owning a significant number of company-operated restaurants.
We generated revenue from five operating segments during the year ended December 31, 2018, comprised as follows:

•
Our two franchise operations (each a separate operating segment) - primarily royalties, advertising fees and other income from 1,768 Applebee’s franchised restaurants and 1,831 IHOP franchised and area licensed restaurants;

•	Rental operations - primarily rental income derived from lease or sublease agreements covering 676 IHOP franchised restaurants and one Applebee’s franchised restaurant;

•
Financing operations - primarily interest income from approximately $66 million of receivables for equipment leases and franchise fee notes generally associated with IHOP franchised restaurants developed before 2003; and

•	Company restaurant operations - retail sales from 69 Applebee's company restaurants we acquired from a former Applebee's franchisee in December 2018.
Most of our revenue is derived from domestic sources within these five operating segments, with approximately 82% of our total 2018 revenues being generated from our two franchise operating segments. Internationally, our restaurants are in 17 countries outside the United States and three United States territories. Revenue derived from all international operations comprised less than 3% of total consolidated revenue for the year ended December 31, 2018. At December 31, 2018, there were no long-lived assets located outside of the United States. See Note 19 - Segment Reporting, of the Notes to the Consolidated Financial Statements included in this report for additional segment information.
This report should be read in conjunction with the cautionary statements under “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Statement Regarding Forward-Looking Statements.”
Our Goal
Our goal is to accelerate profitable growth and create significant value for shareholders and franchisees.
Our Strategic Priorities
To build value, we seek to maximize our business by focusing on the following key strategic priorities:
•Evolve strong brands and drive same-restaurant and system sales growth;
•Facilitate franchisee restaurant development; and
•Maintain strong financial discipline.
Our fundamental approach to brand building centers on a strategic combination of initiatives to continually innovate and evolve our existing brands as well as explore small investments in or acquisitions of new concepts. We intend to leverage our significant scale and our franchise business model to drive robust margins and cash flows. We are actively supporting our brands with focused teams that are responsible and accountable at the brand level to drive strong performance. In partnership with our franchisees, significant investments have been made and will continue to be made in marketing across traditional and digital channels to drive traffic to our restaurants. We are placing greater emphasis on quantitative analytics to leverage our favorable guest dynamics. We are investing in technology to create more ways for customers to access our brands and in new growth platforms such as on-line ordering, off premise business and delivery.
In executing on these strategic priorities, we recognize our responsibility to drive long-term stockholder value through ethical business practices. Our corporate social responsibility efforts are organized into the following categories: caring for the environment, supporting our neighborhoods and valuing our team members. For additional information, please refer to the Impact and Sustainability section of our website at www.dinebrands.com
We will continue to focus on generating strong adjusted free cash flow and returning a substantial portion of it to stockholders.

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
The first restaurant in what became the Applebee’s chain opened in 1980 in Decatur, Georgia. Applebee's International, Inc, (“AII”) became a public company in 1989, comprised of 100 restaurants. In November 2007, we completed the acquisition of AII, which comprised 1,455 franchised restaurants and 510 company-operated restaurants at the time of the acquisition.
Restaurant Concepts
Applebee's
We franchise and operate Applebee’s restaurants in the bar and grill segment within the casual dining category of the restaurant industry. As one of the world’s largest casual dining brands, Applebee’s Neighborhood Grill + Bar offers guests a dining experience that combines simple American fare with classic drinks and local drafts - all for a moderate price. Applebee's restaurants that are franchised are owned and operated by franchisees dedicated to the neighborhoods they serve.
We strive to provide genuine and neighborly service, appetizers, drinks and entrees and limited-time offers. Our menu features a selection of grill and bar fare, such as appetizers, bar snacks, burgers, classic entrees and lighter fare, as well as cocktails, beers and desserts. We continue to enhance our very popular “Eatin’ Good in the Neighborhood” positioning, with creative, targeted, occasion-based and insight-driven marketing initiatives, such as “All-You-Can-Eat Riblets, Tenders and Shrimp” and our Neighborhood drink of the month promotions that we kicked off with the first “Dollarita” promotion in October 2017. We offer “Lighter Plates with Great Taste” which include meals like the Shrimp Wonton Stir Fry or Cedar Grilled Lemon Chicken. Applebee's offers online ordering and Carside To-Go options, with delivery available through leading national service providers, such as DoorDash, Grubhub and Amazon Restaurants.
As of December 31, 2018, 56 franchise groups operated 1,768 Applebee’s franchise restaurants. We operated 69 Applebee's restaurants acquired from a former franchisee in December 2018. Applebee's restaurants were in all 50 states within the United States, two United States territories and 13 countries outside of the United States. The June 18, 2018 issue of Nation's Restaurant News reported Applebee's was the largest casual dining concept in terms of 2017 United States system-wide sales.
IHOP
We franchise restaurants in the family dining category of the restaurant industry under the names IHOP and International House of Pancakes. IHOP restaurants feature full table service and high quality, moderately priced food and beverage offerings in an attractive and comfortable family atmosphere. Although the restaurants are best known for their award-winning pancakes and putting an unexpected twist on “all things breakfast, any time of the day,” IHOP is committed to accelerating growth through menu innovation, daypart expansion, off-premise initiatives and development. Focused on meeting the needs of today’s guest, IHOP leverages industry analytics and brand-specific insights to help effectively drive positive behaviors, including increased frequency and check averages.
IHOP restaurants are open throughout the day and evening hours. Approximately half of IHOP restaurants operate 24 hours a day, seven days a week, with 225 additional restaurants operating 24 hours a day for some portion of the week. We announced the most comprehensive remodel program in our brand’s 60-year history, “Rise ‘N’ Shine,” in late 2015. Since starting the program in 2016, our domestic franchisees have remodeled 890 of their restaurants. Including new restaurants opened in the past three years, approximately two-thirds of our domestic IHOP franchise restaurants reflect the new, contemporary look. We remain committed to giving more people, more reasons to enjoy more IHOP, more often. Placing an emphasis on building its IHOP ‘N’ Go business, IHOP introduced an online ordering platform, a mobile app, and a national delivery program with leading service providers including DoorDash, Grubhub, and Amazon Restaurants this year.

As of December 31, 2018, 319 franchise groups operated 1,831 IHOP franchise and area license restaurants. These restaurants were in all 50 states within the United States, in the District of Columbia, in three United States territories and 12 countries outside of the United States. We no longer operate any company-owned restaurants, but we may operate, on a temporary basis until refranchised, IHOP restaurants that we reacquire for a variety of reasons from IHOP franchisees. The June 18, 2018 issue of Nation's Restaurant News reported IHOP was the largest family dining concept in terms of 2017 United States system-wide sales.
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
Franchise Agreements and Fees
Franchise arrangements for Applebee's restaurants typically consist of a development agreement and a separate franchise agreement for each restaurant. Development agreements grant to the franchisee the exclusive right to develop Applebee's restaurants within a designated geographical area over a specified period of time. The term of a domestic development agreement is generally 20 years. The development agreements typically provide for initial development periods of one to five years as agreed upon by us and the franchisee. At or shortly prior to the completion of the initial development schedule or any subsequent supplemental development schedule, we and the franchisee may execute supplemental development schedules providing for the development of additional Applebee's restaurants in the franchisee's exclusive territory.
Prior to the opening of each new Applebee's restaurant, we enter into a separate franchise agreement with the franchisee for that restaurant. Our current standard domestic Applebee's franchise agreement provides for an initial term of 20 years and provides an option for four successive renewal terms, in five-year increments, for up to an additional 20 years, upon payment of an additional franchise fee. Our current standard domestic Applebee's franchise arrangement calls for a development fee equal to $10,000 for each Applebee's restaurant that the franchisee contracts to develop and an initial franchisee fee of $35,000 for each restaurant developed (against which the $10,000 development fee will be credited) and a royalty fee equal to 4% of the restaurant's monthly gross sales. Our agreements for most Applebee's restaurants opened before January 1, 2000, provide for a royalty rate of 4%, while the terms, royalty rate and advertising fees under a limited number of franchise agreements and other franchise fees under older development agreements vary from the currently offered arrangements.
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
In limited instances, we have agreed to accept reduced royalties and/or lease payments from franchisees or have provided other accommodations to franchisees for specified periods of time to assist them in either establishing or reinvigorating their businesses. We have the contractual right, subject to applicable law, to terminate a development and franchise agreement for a variety of reasons, such as a franchisee’s failure to make required payments when due, failure to timely develop restaurants and failure to adhere to specified brand policies and standards.
Advertising Fees
We currently require domestic franchisees of Applebee's restaurants to contribute 3.25% of their gross sales to a national advertising fund, which funds the development of national promotions, television and radio commercials and print advertising materials. Applebee's franchisees are also required to spend at least 0.5% of their gross sales on local marketing and promotional activities. Under the current Applebee's franchise agreements, we have the ability to increase the amount of the required combined contribution to the national advertising fund and the amount required to be spent on local marketing and promotional activities to a maximum of 5% of gross sales. All domestic Applebee’s franchisees have entered into an amendment to their franchise agreements to increase their contribution to the Applebee's national advertising fund (the “Applebee’s NAF”), with virtually all agreeing to a 0.25% increase to 3.50% of their gross sales and a decrease to their minimum local promotional expenditures to 0.25% of their gross sales for the period from January 1, 2018 to December 31, 2019. Such franchisees also agreed to an incremental temporary increase of 0.75% in the advertising contribution rate to 4.25% effective July 1, 2018 to December 31, 2019.
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
Beginning in 2005, and every year thereafter, we and the IHOP franchisees agreed to reallocate portions of the local advertising fees to purchase national broadcast, syndication and cable television time to reach our target audience more frequently and more cost effectively.
In 2014, we and franchisees whose restaurants account for a large majority of total annual contributions to the IHOP NAF entered into franchise agreement amendments that increased the advertising contribution percentage of those restaurants' gross sales. Pursuant to the amendment, for the period from June 30, 2014 to December 31, 2014, 2.74% of each participating restaurant's gross sales was contributed to the IHOP NAF and 0.76% was contributed to local advertising cooperatives. For the period from January 1, 2015 to December 31, 2017, 3.50% of each participating restaurant's gross sales was contributed to the IHOP NAF with no significant contribution to local advertising cooperatives required. The amended advertising contribution percentage was also applicable to all new franchise agreements and to IHOP company-operated restaurants open at the time. In 2016, we and franchisees whose restaurants account for a large majority of total annual contributions to the IHOP NAF extended this additional contribution through 2022. The current IHOP franchise agreements generally provide for advertising fees comprised of (i) a local advertising fee equal to 0% of gross sales under the franchise agreement, and (ii) a national advertising fee equal to 3.5% of weekly gross sales under the franchise agreement. Commencing on January 1, 2023, the local advertising fee and the national advertising fee are subject to change.

IHOP Area License Agreements
We have entered into three long-term area license agreements for IHOP restaurants covering the state of Florida and certain counties in the state of Georgia, the province of British Columbia, Canada and the country of Pakistan. The area license agreements provide the licensees with the right to develop and franchise new IHOP restaurants in their respective territories and provide for royalties ranging from 1.0% to 4.5% of gross sales and advertising fees ranging from 0.25% to approximately 2.0% of gross sales. During 2014, the advertising fee contribution provisions of the Florida area license agreement were amended for the period through December 31, 2017 on substantially similar terms as the franchise agreement amendment described above and such amendments were subsequently extended through 2022. We also derive revenues from the sale of proprietary products to these area licensees and, in certain instances, to their sub-franchisees. Revenues from our area licensees are included in franchise operations revenues.
As of December 31, 2018, the area licensee for the state of Florida and certain counties in Georgia operated or sub-franchised a total of 150 IHOP restaurants. The area licensee for the province of British Columbia, Canada operated or sub-franchised a total of 12 IHOP restaurants. The area licensee for the country of Pakistan is required to open its first IHOP restaurant in 2019. The area license for British Columbia expires in 2026. The area license for Florida and Georgia expires in 2120. The area license for Pakistan expires in 2027.
Other Franchise-related Revenues and Fees

Approximately 90% of franchise segment revenue for the year ended December 31, 2018 consisted of Applebee's and IHOP royalties and advertising revenue. Most of the remaining 10% consisted of sales of proprietary products (primarily IHOP pancake and waffle dry-mix), initial franchise and renewal fees and software maintenance and support fees. Depending on circumstances, we may seek to recover a portion of any royalties and fees lost due to early termination of a franchise agreement; however, not all franchise restaurant closures necessarily result in our receipt of such fees.
International Franchising
We continue to pursue international franchising of the Applebee's and the IHOP concepts. To this end, we seek qualified franchisees that possess the financial, development and operational resources needed to open multiple restaurants in each territory and are experienced in conducting business in the development territory. We work closely with our international franchisees to develop and implement the Applebee's and IHOP systems outside the United States, recognizing commercial, cultural and dietary diversity. Differences in tastes and cultural norms and standards require that we be flexible and pragmatic regarding many elements of the Applebee's and IHOP systems, including menu, restaurant design, restaurant operations, training, marketing, purchasing and financing.
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
As of December 31, 2018, we had signed commitments from IHOP franchisees to build 290 IHOP restaurants over the next 15 years, comprised of five restaurants under single restaurant or non-traditional development agreements, 153 restaurants under domestic multi-restaurant development agreements and 132 restaurants under international development agreements. We announced agreements in 2018 that will bring the first IHOP restaurants to South America, with agreements signed for the development of 25 IHOP restaurants in Peru and 12 restaurants in Ecuador. The signed agreements include options to build an additional 35 restaurants over the next 12 years, primarily under domestic multi-restaurant development agreements. As of December 31, 2018, Applebee’s development agreements in place call for the opening of 34 international restaurants over the next 10 years. While Applebee's also has domestic development agreements in place, we do not expect a significant number of Applebee's restaurants will be opened domestically in the near future. Developers’ level of compliance with development obligations vary per year and could change and, therefore, may not be a reliable indicator of future development activity for any given period of time.

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
Composition of Franchise Systems

As of December 31, 2018, 34 Applebee’s franchisees owned a total of 1,624 domestic Applebee's restaurants. The number of domestic restaurants held by a single franchisee ranged from one restaurant to 459 restaurants. As of December 31, 2018, 22 franchisees owned a total of 144 international Applebee's restaurants. The number of international restaurants held by a single franchisee ranged from one restaurant to 22 restaurants. Our five largest Applebee’s franchisees owned 50% of the total 1,768 Applebee's restaurants.

As of December 31, 2018, 297 franchisees owned a total of 1,705 domestic IHOP restaurants, including 125 franchisees that each owned one restaurant. The largest single IHOP franchisee owned 299 domestic restaurants. As of December 31, 2018, 22 franchisees owned a total of 126 international IHOP franchise restaurants. The number of international restaurants held by a single franchisee ranged from one restaurant to 34 restaurants. Our five largest IHOP franchisees owned 31% of the total 1,831 IHOP restaurants.
Company-Operated Restaurants
At the beginning of fiscal 2018, we did not operate any restaurants of either brand on a permanent basis. In December 2018, we acquired 69 Applebee's restaurants in North and South Carolina from a former Applebee's franchisee. While we currently intend to own and operate these restaurants for the near term, we will assess and monitor opportunities to refranchise these restaurants under favorable circumstances. We believe this transaction was a unique circumstance and should not be considered a change in our business strategy.
Our business strategy includes the addition of new brands to our restaurant portfolio through mergers and acquisitions, which may result in our acquiring additional company-operated restaurants.
From time to time, we also may reacquire a very small number of restaurants from franchisees for a variety of reasons. Historically, we have been able to quickly refranchise these restaurants to new franchisees. When reacquired restaurants are not quickly refranchised, we typically operate the reacquired restaurants until they can be refranchised. These temporarily reacquired restaurants may require investments in remodeling and rehabilitation before they can be refranchised. As a result, a reacquired restaurant may incur operating losses for some period of time.
Supply Chain
In February 2009, Centralized Supply Chain Services, LLC (“CSCS” or the “Co-op”), an independent cooperative entity, was formed by us and franchisees of Applebee's and IHOP domestic restaurants. CSCS has been appointed as the sole authorized purchasing organization and purchasing agent for goods, equipment and distribution services for Applebee's and IHOP restaurants in the United States. As of December 31, 2018, 100% of Applebee's domestic franchise restaurants and slightly less than 100% of IHOP domestic franchise restaurants were members of CSCS.
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
Applebee's competes in the casual dining segment against national and multi-state restaurant chains such as Olive Garden, Buffalo Wild Wings, Chili's Grill & Bar, Outback Steakhouse and Texas Roadhouse, among others, as well as fast-casual restaurant chains. In addition, there are many independent restaurants across the country in the casual dining segment. The June 18, 2018 issue of Nation's Restaurant News reported that Applebee's was the largest casual dining concept in terms of 2017 United States system-wide sales.
IHOP competes in the family dining segment against national and multi-state restaurant chains such as Cracker Barrel Old Country Store, Denny's, Golden Corral, Waffle House and Bob Evans Restaurants. IHOP also faces competition from QSR restaurant chains and fast-casual restaurant chains that serve breakfast. In addition, there are many independent restaurants and diners across the country in the family dining segment. The June 18, 2018 issue of Nation's Restaurant News reported that IHOP was the largest family dining concept in terms of 2017 United States system-wide sales.
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
Trademarks and Service Marks
We and our affiliates have registered or submitted registrations for certain trademarks and service marks with the United States Patent and Trademark Office and various international jurisdictions, including “Dine Brands GlobalSM.” We own trademarks and service marks used in the Applebee's system, including various logos and the trademarks “Applebee's®,” “Applebee's Neighborhood Grill + Bar®” and variations of each. In addition, we own trademarks and service marks used in the IHOP system, including various logos and the trademarks “IHOP®,” “International House of Pancakes®” and variations of each.
We consider our trademarks and service marks important to the identification of our company and our restaurants and believe they are of material importance to the conduct of our business. Depending upon the jurisdiction, trademarks and service marks generally are valid as long as they are used and/or registered. We generally intend to renew our trademarks and service marks as they come up for renewal. We own or have rights to all trademarks we believe are material to our restaurant operations. In addition, we have registered various domain names on the Internet that incorporate certain of our trademarks and service marks and believe these domain name registrations are an integral part of our identity. From time to time, we may take appropriate legal action to defend and protect the use of our intellectual property.
Information Technology
We use in-house developed and third-party point of sale systems, kitchen data systems, and back-of-the house systems for accounting, labor and inventory management in our franchisees' restaurants.  In addition, we have several consumer-facing technology initiatives focused on improving our customers' experience. Sales and product mix information is transmitted to our restaurant support centers daily and this information supports our operations and marketing initiatives.  We mitigate the potential impact from operational interruption of our information technology systems through a disaster recovery plan that is updated on a regular basis. We believe that technology is and will continue to be a key component of our long-term plans and are committed to providing system stability and targeted innovation.  Our use of technology, particularly in terms of managing electronic payments and confidential information, also represents security and operational risks that we must manage and may result in additional costs incurred.

Protection of financial and personal information is a high priority for us, led by our Cybersecurity Department with a committee representing key functional areas. We continuously focus on enhancing our cybersecurity capabilities, educating our team members on cybersecurity importance, and managing our cyber risks. In addition, we participate in annual audits of our financial and human resources systems to verify that measures are in place to protect our employees' personally identifiable information.  We accept credit cards, third party gift cards, and branded gift cards as payment in our restaurants.   We submit our systems to regular audit and review, as required by the Payment Card Industry Data Security Standard (“PCI DSS”), including periodic scanning of our networks to check for vulnerability.  To further secure customers' payment data, we worked with our franchisees to deploy and implement encryption and tokenization technologies, ensuring credit card data is not stored in our franchisees' and our restaurants systems. This includes installation of equipment to improve authentication and to prevent fraud using EMV (Europay, Mastercard, Visa) technology. We and our franchisees are required to comply, and are responsible for maintaining compliance, with PCI DSS, and we regularly communicate and encourage our franchisees to maintain compliance and to manage risk. For further information regarding Information Technology, see Item 1A, Risk Factors.
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
Various federal and state labor laws govern our relationship with employees and our franchisees' relationship with their own employees. These include such matters as minimum wage requirements, overtime and other working requirements and conditions. Significant additional government-imposed increases in minimum wages, paid leaves of absence, mandated health benefits or increased tax reporting and tax payment requirements with respect to employees who receive gratuities could be detrimental to the economic viability of company restaurants and our franchisees' restaurants.
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
The Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010 (the “ACA”) are far-reaching and are intended to expand access to health insurance coverage over time by adjusting the eligibility thresholds for most state Medicaid programs and providing certain other individuals and small businesses with tax credits to subsidize a portion of the cost of health insurance coverage. The laws include a requirement that most individuals obtain health insurance coverage and a requirement that certain large employers offer coverage to their employees or pay a financial penalty. In October 2017, the President of the United States of America issued an executive order titled “Promoting Healthcare Choice and Competition Across the United States.” We do not know how our franchisees will be affected (if at all) by this executive order. The Patient Protection and Affordable Care Act has increased our franchisees' employee costs in some respects and may continue to do so.

In recent years, there has been an increased legislative, regulatory and consumer focus at the federal, state and municipal levels on the food industry including nutrition and advertising practices. Restaurants operating in the quick-service and fast-casual segments have been a particular focus. In addition to the United States Food and Drug Administration’s menu labeling requirements for restaurants requiring that chain restaurants include calorie information on their menus or make other nutritional information available, a number of other jurisdictions around the United States have adopted regulations related to disclosure of other information, such as sodium content, and imposing requirements for children's menus. Initiatives in the area of nutrition disclosure or advertising, such as requirements to provide information about the nutritional content of our food, may result in increased costs of compliance with the requirements and may also change customer buying habits in a way that adversely impacts our sales. For further information regarding governmental regulation, see Item 1A, Risk Factors.
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
Employees
At December 31, 2018, we had approximately 3,300 employees, of which approximately 560 were full-time, non-restaurant corporate employees. Our employees are not presently represented by any collective bargaining agreements and we have never experienced a work stoppage. We believe our relations with employees are good. Our franchisees are independent business owners and their employees are not our employees. Therefore, their employees are not included in our employee count.

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

Our business is affected by general economic conditions that are largely out of our control. Our business is dependent to a significant extent on national, regional and local economic conditions, and, to a lesser extent, on global economic conditions, particularly those conditions affecting the demographics of the guests that frequently patronize Applebee's or IHOP restaurants. If our customers' disposable income available for discretionary spending is reduced (because of circumstances such as job losses, credit constraints, higher housing costs, changes to tax regulations, energy costs, interest rates or other costs) or if the perceived wealth of customers decreases (because of circumstances such as lower residential real estate values, increased foreclosure rates, changes to tax regulations or other economic disruptions), our business could experience a decline in sales and/or customer traffic as potential customers choose lower-cost alternatives (such as quick-service restaurants) or other alternatives to dining out. Additionally, negative trends in the availability of credit and in expenses such as interest rates and the cost of construction materials could affect our and our franchisees' ability to maintain and remodel existing restaurants. Any decreases in customer traffic or average customer check due to these or other reasons could reduce gross sales at our and our franchised restaurants, resulting in lower revenues, royalty payments and other payments from franchisees. This could negatively impact the financial performance of our company-operated restaurants and reduce the profitability of franchised restaurants, potentially impacting the ability of franchisees to make royalty payments owed to us when due and negatively impacting franchisees’ ability to develop new restaurants as may be required in their respective development agreements.

Our level of indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under our debt. As of December 31, 2018, certain of our indirect, wholly-owned subsidiaries had approximately $1.3 billion of long-term debt. In addition, we had approximately $0.1 billion in financing and capital lease obligations as of December 31, 2018. Our level of indebtedness and the financial and other restrictive covenants in our indebtedness could have important consequences to our financial health. For example, it could:

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

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that are not as highly leveraged;

•	limit our ability to borrow additional funds;

•	prevent us from taking actions that we believe would be in the best interest of our business and make it difficult for us to successfully execute our business strategy;

•	subject us to risks associated with rising interest rates and uncertainty related to the proposed phase-out of the London Interbank Offered Rate (LIBOR); and

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

The terms of the securitized debt issued by certain of our indirect, wholly-owned subsidiaries have restrictive terms and the failure to comply with such restrictive terms could put us in default, which would have an adverse effect on our business and prospects. Unless and until we repay all outstanding borrowings under our securitized debt, we will remain subject to the restrictive terms of the securitized debt issued by certain of our indirect, wholly-owned subsidiaries. For example, the indenture entered into by such subsidiaries in connection with the securitized debt contains covenants that limit the ability of certain of our wholly-owned subsidiaries to, among other things: sell assets; alter the business conducted by such subsidiaries; engage in mergers or acquisitions; declare dividends or redeem or purchase certain equity interests; incur, assume or permit to exist additional indebtedness or guarantees; make loans and investments; incur liens; and enter into transactions with affiliates other than on an arms-length basis. These covenants are applicable only to the securitization subsidiaries and do not apply to any of Dine Brands Global, Inc., International House of Pancakes, LLC, Applebee’s International, Inc. or Dine Brands International, Inc. as these entities are not a party to the indenture. A breach of a covenant could result in a rapid amortization event or default under the securitized debt.

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

During the seven-year term following issuance, the outstanding fixed-rate senior notes will accrue interest at a rate of 4.277% per year. Additionally, the fixed-rate senior notes have scheduled quarterly principal amortization payments of $3.25 million. If we maintain a leverage ratio of less than or equal to 5.25x total debt to adjusted EBITDA, we may elect to not make the scheduled principal payments. From time to time, our leverage ratio has exceeded the 5.25x total debt to adjusted EBITDA ratio and we have made the required scheduled principal payments. If we are unable to refinance or repay amounts under the securitized debt prior to the expiration of the seven-year term, our cash flow would be directed to the repayment of the securitized debt and, other than a weekly management fee sufficient to cover minimal selling, general and administrative expenses, would not be available for operating our business.

In the event that a rapid amortization event occurs under the indenture (including, without limitation, upon an event of default under the indenture or the failure to repay the securitized debt at the end of the seven-year term), the funds available to us would be reduced or eliminated, which would in turn reduce our ability to operate or grow our business.

Our ability to refinance all or a portion of our indebtedness or obtain additional financing depends on many factors beyond our control. No assurance can be given that any refinancing or additional financing will be possible when needed or that we will be able to negotiate favorable terms. In addition, our access to capital is affected by prevailing conditions in the financial and capital markets and other factors beyond our control. There can be no assurance that market conditions will be favorable at the times that we require new or additional financing. Further, changes by any rating agency to our credit rating may negatively impact the value and liquidity of both our debt and equity securities, as well as the potential costs associated with refinancing our debt. Downgrades in our credit ratings could also affect the terms of any such financing and restrict our ability to obtain additional financing in the future.

We are heavily dependent on information technology and any material failure of that technology could impair our ability to effectively and efficiently operate our business.  We rely heavily on information technology systems across our operations, including point-of-sale processing in our and our franchisees' restaurants, online ordering and delivery, management of our supply chain, collection of cash and other receivables, payment of obligations and various other processes and procedures. Our ability to effectively and efficiently manage our business depends significantly on the reliability and capacity of these systems. The failure of these systems to operate effectively, problems with maintenance, upgrades or the transition to replacement systems, inaccurate or fraudulent manipulation of sales reporting from our restaurants resulting in loss of sales and royalty payments, or a breach in security of these systems could be harmful and cause delays in customer service, reduce efficiency in our operations and negatively impact our business. Significant capital investment might be required to remediate any problems.

In addition, we outsource certain essential technology-based business processes to third-party vendors and we may share sensitive financial and other information with third party vendors which subjects us to risks, including disruptions in business, increased costs and exposure to data breaches or privacy law compliance issues of our third-party vendors.

The occurrence of cyber incidents, or a deficiency in our cybersecurity, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our employee and business relationships, all of which could subject us to loss and harm our brands. A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of our information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupt data, or steal confidential information about our customers, franchisees, vendors and employees. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those that we have outsourced. Primary adverse events that could directly result from the occurrence of a cyber incident include (i) exposure of confidential data about our customers, franchisees, vendors and employees, (ii) damage to the reputation of our brands (iii) damage to our relationship with our franchisees; (iv) interruption of our business; and (v) an event of default under our securitized debt agreements if a cybersecurity breach impacts our ability to comply with the terms of securitized debt agreements. We, our franchisees, third-party vendors and others with whom we may do business or interact with may have inadequate cyber liability insurance or coverage terms may be restrictive or insufficient to cover potential losses and remediation costs associated with a cyber attack.

As a merchant and service provider of point of sale related services, we and our franchisees are subject to PCI DSS, issued by the Payment Card Industry Council. PCI DSS contains compliance guidelines and standards with regard to our security surrounding the physical and electronic storage, processing and transmission of individual cardholder data. Despite our cybersecurity measures and our efforts to comply with PCI DSS guidelines, we cannot be certain that all of our information technology systems are able to prevent, contain or detect any cyber-attacks or security breaches from known malware or malware that may be developed in the future.

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

We are significantly franchised; as a result, we are highly dependent upon our franchisees. All IHOP and almost all Applebee’s restaurants are owned and operated by our franchisees. Our dependence on our franchisees could adversely affect us, our brands, and our business, financial condition and results of operations. Our financial results are significantly contingent upon the performance of our franchised restaurants because we derive a substantial portion of our revenues from royalties that are based on a percentage of gross sales at franchised restaurants. Worsening economic conditions and declining trends in sales, traffic and/or average check could impact the performance of our franchised restaurants, resulting in lower royalty, advertising fund and other payments from franchisees. If declining conditions persist, franchisee profitability and financial health may worsen and franchisees may suffer from financial, personal or other difficulties, including insolvency. Franchisees may also experience financial risks unrelated to the operation of restaurants under our brands, such as a decline in performance of other brands or businesses held by franchisees. Additionally, lenders to our franchisees may be less likely to provide current or prospective franchisees necessary financing on favorable terms, or at all, due to market conditions and our or our franchisees’ operating results. These and other factors could impact franchisees’ ability to make royalty and other payments owed to us when due and franchisees could default on their financial obligations to us. A decrease in franchisee profitability as well as other reasons could also cause franchisees’ failure or inability to meet new restaurant development obligations and other obligations such as maintenance or remodel requirements and rent obligations for certain leases on which we retain contingent liability.

Additionally, our franchise agreements have expiration dates.  Upon expiration, franchisees are generally required to enter into new franchise agreements in order to extend the franchise relationship.  We or the franchisee may or may not elect to enter into these successor franchise agreements based on a number of factors, including a failure to meet our criteria, lack of interest by either party and/or the inability of franchisees to enter into successor franchise agreements.  It is expected that, in the ordinary course of business, some franchise agreements will expire without successor franchise agreements.  However, a substantial number of franchise agreements are set to expire in 2020 and 2021 for Applebee’s and 2024 through 2028 for IHOP, and while we have begun efforts to extend the terms of these franchise agreements, we cannot ensure that we and/or our franchisees will enter into successor franchise agreements or extensions once current terms expire.  This may result in reduced royalties and other payments due to a decrease in the number of restaurants operating under our brands.

As independent third parties, franchisees own, operate and oversee the daily operations of their restaurants and their employees are not our employees. Accordingly, we do not control their actions. While our franchise agreements are designed to maintain brand consistency, having almost all franchise operated restaurants may expose us to risks not otherwise encountered if we maintained ownership and control of all of the restaurants. Franchisees may breach the terms of their franchise agreements in a manner that adversely affects our brands, such as failing to operate restaurants in accordance with our required standards, and we may be limited in our ability to enforce franchise obligations. Franchisees are required to conform to specified product quality standards and other requirements pursuant to their franchise agreements in order to protect our brands and to optimize restaurant performance. If franchisees do not successfully operate their restaurants in a manner consistent with our standards, or customers have negative experiences due to issues with food quality or operational execution, our reputation and brands could suffer, and we could be subject to claims by guests even if we are not legally liable for the franchisee's actions or failure to act. This could result in a material adverse effect on our business. The quality of franchisees’ operations may also be diminished by factors beyond our control, including a lack of investment in enhancing or maintaining acceptable standards for restaurant operations due to financial and other constraints. Franchisees also may fail or be unable to hire or retain qualified managers and other personnel and training of managers and other personnel may be inadequate. These and other such negative factors could reduce franchisees' restaurant revenues, impact payments to us under the franchise agreements and could have a material adverse effect on us.

Various other risks associated with the operation of a franchised business model that may have a material adverse effect on our business or financial condition include:

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

Concentration of Applebee's franchised restaurants in a limited number of franchisees subjects us to greater risk.  As of December 31, 2018, Applebee's franchisees operated 1,624 Applebee's restaurants in the United States. Of those restaurants, the ten largest Applebee's franchisees owned 1,175 restaurants, representing 72% of all franchised Applebee's restaurants in the United States. The largest Applebee's franchisee owned 459 restaurants, representing 28% of all franchised Applebee's restaurants in the United States. The concentration of franchised restaurants in a limited number of franchisees subjects us to a potentially higher level of risk with respect to such franchisees because their obligations to us, including financial obligations, are greater as compared to those franchisees with fewer restaurants. The risk associated with these franchisees is also greater where franchisees are the sole or dominant franchisee for a particular region of the United States, as is the case for most domestic Applebee's franchised territories. In particular, if any of these franchisees experience financial or other difficulties, the franchisee may default on its obligations under multiple franchise agreements including payments to us and the maintenance and improvement of its restaurants. From time to time, we may work with our franchisees who are experiencing financial difficulties to assess and address their financial health and their ability to satisfy their financial obligations to us. In certain of these situations, we may agree to alternative arrangements with franchisees for the payment of amounts due to us under our franchise and other agreements. We cannot assure you that these arrangements will be successful nor can we assure you that they will result in us receiving all or any of the amounts due to us under our franchise and other agreements. Any franchisee that owns and operates a significant number of Applebee's restaurants and fails to comply with other obligations under the franchise agreement, such as those relating to the quality and preparation of food and maintenance of restaurants, could cause significant harm to the Applebee's brand and subject us to claims by consumers even if we are not legally liable for the franchisee's actions or failure to act. Development rights for Applebee's restaurants are also concentrated among a limited number of existing franchisees. If any of these existing franchisees experience financial difficulties, future development of Applebee's restaurants may be materially adversely affected.

An insolvency or bankruptcy proceeding involving a franchisee could prevent or delay the collection of payments or the exercise of rights under the related franchise agreement.  An insolvency proceeding involving a franchisee could prevent or delay us from collecting payments or exercising any of our other rights under the related franchise agreement. If a franchisee is subject to bankruptcy or insolvency proceedings, a bankruptcy court may prevent the termination of the related franchise and development agreement. In particular, the protection of the statutory automatic stay that arises under Section 362 of the United States Bankruptcy Code upon the commencement of a bankruptcy proceeding by or against a franchisee may prohibit us from terminating a franchise agreement previously entered into with a franchisee. Furthermore, a franchisee that is subject to bankruptcy proceedings may reject the franchise agreement in which case we would be limited to a general unsecured claim against the franchisee's bankruptcy estate on account of breach-of-contract damages arising from the rejection. Payments previously made to us by a franchisee that is subject to a bankruptcy proceeding also may be recoverable from us on behalf of the franchisee as a preferential transfer under the United States Bankruptcy Code.

We are subject to credit risk from our IHOP franchisees operating under our Previous IHOP Business Model, and a default by these franchisees may negatively affect our cash flows. Prior to 2003, new IHOP restaurants were generally developed by us, and we were involved in all aspects of the construction and financing of the restaurants. We typically identified and leased or purchased the restaurant sites for new company-developed IHOP restaurants, built and equipped the restaurants and then franchised them to franchisees. In addition, we typically financed as much as 80% of the franchise fee for periods ranging from five to eight years and leased the restaurant and equipment to the franchisee over a 25-year period. Therefore, in addition to franchise fees and royalties, the revenues received from an IHOP franchisee operating under the Previous IHOP Business Model may include, among other things, lease or sublease rents for the restaurant property building, rent under an equipment lease and interest income from the financing arrangements for the unpaid portion of the franchise fee under the franchise notes. If any of these IHOP franchisees were to default on their payment obligations to us, we may be unable to collect the amounts owed under the building property lease/sublease agreement and our notes and equipment contract receivables, as well as outstanding franchise royalties. The additional amounts owed to us by each of these IHOP franchisees subject us to greater credit risk and defaults by IHOP franchisees operating under our Previous IHOP Business Model and may negatively affect our cash flows. Of the 1,555 IHOP domestic franchise restaurants as of December 31, 2018, approximately 680 restaurants have building property lease/sublease agreements and/or notes and equipment contract obligations outstanding.

We and our franchisees are subject to potential losses that may not be covered by insurance. We and our franchisees may have insufficient insurance coverage to cover all of the potential risks associated with the ownership and operation of restaurants. We and our franchisees may have insufficient funds to cover future unanticipated increases in insurance premiums or losses that are not covered by insurance. Certain extraordinary hazards may not be insurable and insurance may not be available (or may be available only at prohibitively expensive rates) with respect to many other risks. Moreover, there is no assurance that any loss incurred will not exceed the limits on the policies obtained, or that claim payments on such policies will be received on a timely basis. Further, there can be no assurance that any such payments, even if obtained on a timely basis, will prevent losses to franchisees or enable timely franchise payments. Accordingly, in cases in which a franchisee experiences increased insurance premiums or must pay claims out-of-pocket, the franchisee may not have the funds necessary to make franchise and other payments to us, and franchisees may be unable to perform other obligations under their franchise agreements.

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

Our performance is subject to risks associated with the restaurant industry, including the highly competitive nature of the industry. We derive a substantial portion of our revenues in the form of (i) royalties based on the gross sales of our franchised restaurants and (ii) gross sales derived from company-operated restaurants. Sales and profitability of these restaurants may be negatively impacted by a number of factors associated with operating in the restaurant industry, some of which are outside of our control. These factors include:

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

•
the highly competitive nature of the restaurant and related industries with respect to, among other things: (i) price, service, location, personnel and the type and quality of food; (ii) the trend toward convergence in grocery, deli, retail and restaurant services, as well as the continued expansion of restaurants into the breakfast daypart; (iii) the entry of major market players in non-competing industries into the food services market; (iv) the decline in the price of groceries which may increase the attractiveness of dining at home versus dining out; and (v) the emergence of new or improved technologies and changes in consumer behavior facilitated by such technology;

•	the inability to increase menu pricing to offset increased operating expenses; and

•	failure to effectively manage further penetration into mature markets.

Factors outside our control may harm our brands' reputations.  The success of our business is largely dependent upon brand recognition and the strength of our franchise systems. Our and our franchisees’ continued success is directly dependent upon maintaining a favorable public view of the Applebee's and IHOP brands. Negative publicity (e.g., crime, scandal, litigation, on-site accidents and injuries or other harm to customers, social issues, and food-borne illness) at a single Applebee's or IHOP location can have a substantial negative impact on all restaurants within the Applebee's or IHOP system. Multi-unit food service businesses such as ours can be materially and adversely affected by widespread negative publicity of any type, including through social media, but particularly regarding food quality, food-borne illness, food tampering or preparation, obesity, discrimination or bias, injury or other health concerns with respect to certain foods and actions of our or our franchisees’ managers or employees, regardless of whether such claims are accurate or valid.

The risk of food-borne illness or food tampering cannot be completely eliminated. Any outbreak of food-borne illness or other food-related incidents attributed to Applebee's or IHOP restaurants or within the food service industry or any widespread negative publicity regarding the Applebee's or IHOP brands or the restaurant industry in general could harm our reputation. Even where such food-related incidents occur solely at restaurants of our competitors or within the industry, our business could be adversely affected by negative publicity about the restaurant industry generally. Our company-owned restaurants and our franchisees may produce or receive through the supply chain sub-standard or non-compliant food or beverage products. In addition, our franchisees’ failure to comply with food quality and preparation requirements may subject us to potential losses, even when we are not legally liable for a franchisee's actions or failure to act. Although the Company maintains liability insurance, and each franchisee is required to maintain liability insurance pursuant to its franchise agreements, a liability claim could injure the reputation of all Applebee's or IHOP restaurants, whether or not it is ultimately successful

Declines in our financial performance have resulted in and could result in future impairment charges.   United States generally accepted accounting principles (“U.S. GAAP”) require annual (or more frequently if events or changes in circumstances warrant) impairment tests of goodwill, intangible assets and other long-lived assets. Generally speaking, if the carrying value of the asset is in excess of the estimated fair value of the asset, the carrying value will be adjusted to fair value through an impairment charge. Fair values of goodwill and intangible assets are primarily estimated using discounted cash flows based on five-year forecasts of financial results that incorporate assumptions including, among other things, same-restaurant sales trends, future development plans, brand-enhancing initiatives, restaurant closures and an appropriate discount rate. Fair values of long-lived tangible assets are primarily estimated using discounted cash flows over the estimated useful lives of the assets. Significant underachievement of forecasted results or changes in the discount rate assumption could reduce the estimated fair value of these assets below the carrying value, requiring non-cash impairment charges to reduce the carrying value of the asset. As of December 31, 2018, our total stockholders' deficit was $202.3 million. Any significant impairment write-down of goodwill, intangible assets or long-lived assets in the future could increase the stockholders' deficit. Repurchases of our common stock will also increase the stockholders' deficit. While such a deficit balance does not create an event of default in any of our contractual agreements, the negative perception of such a deficit could have an adverse effect on our stock price and could impair our ability to obtain new financing, or refinance existing indebtedness on commercially reasonable terms or at all.

Many factors, including those over which we have no control, affect the trading volatility and price of our stock. Many factors, in addition to our operating results, may have an impact on the trading volatility and price of our common stock. These factors include general economic and market conditions, publicity regarding us, our competitors, or the restaurant industry generally, changes in financial estimates by securities analysts, changes in financial or tax reporting and accounting principles or practices, trading activity in our common stock, overall liquidity and the impact of our capital allocation initiatives, including any future stock repurchase programs or dividend declarations. A number of these factors are outside of our control, and any failure to meet market expectations whether for sales growth, earnings per share or other metrics could cause our share price to decline.

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

Our business strategy may not achieve anticipated results. We expect to continue to apply a business strategy that includes operation of a significantly franchised restaurant system across multiple brands and brand-specific business strategies suited to each brand. There can be no assurance that the business strategy we apply to one franchise system will be suitable or will achieve results similar to the application of such business strategy to another franchise system. In addition, operational improvement, purchasing and other strategic initiatives for any of our brands may not be successful or achieve the desired results, and there can be no assurance that franchisees will respond favorably to such initiatives. Additionally, our strategic initiatives may subject us and our franchisees to new and additional risks.

Our business strategy includes the addition of new brands to our restaurant portfolio through mergers and acquisitions. There can be no assurance that any such transaction will be successful or produce favorable financial or other results.

A lack of availability of suitable locations for new restaurants or a decline in the quality of the locations of our current restaurants may adversely affect our sales and results of operations. The success of our brands depends in large part on restaurant locations. As demographic and economic patterns change, current locations may not continue to be attractive or profitable. Potential declines in neighborhoods where restaurants are located or adverse economic conditions in areas surrounding those neighborhoods could result in reduced sales in those locations. In addition, desirable locations for new restaurant openings or for the relocation of existing restaurants may not be available at an acceptable cost when we identify a particular opportunity for a new restaurant or relocation. Additionally, restaurant revitalization initiatives may not be completed as and when projected and may not produce the results we expect. We also may be unable to operate effectively in new and/or highly competitive geographic regions or local markets in which our franchisees have limited operating experience.

We may experience shortages or interruptions in the supply or delivery of food and other products from third parties or in the availability of utilities. Our and our franchised restaurants are dependent on frequent deliveries of fresh produce, food, beverages and other products. Shortages or interruptions in food and beverage supplies may result from a variety of causes, including shortages due to adverse weather, labor unrest, political unrest, terrorism, outbreaks of food-borne illness, disruption of operation of production facilities, financial difficulties (including bankruptcy) of our suppliers or other unforeseen circumstances. Such shortages could adversely affect our and our franchisees’ ability to operate our restaurants and, in turn, affect our and our franchisees’ revenue and profits. Additionally, the inability to secure adequate and reliable supplies or distribution of food and beverage products could limit our ability to make changes to our core menus or offer promotional "limited time only" menu items, which may limit our ability to implement our business strategies. Our and our franchisees’ restaurants bear risks associated with the timeliness of deliveries by suppliers and distributors as well as the solvency, reputation, labor relationships, freight rates, prices of raw materials and health and safety standards of each supplier and distributor. Other significant risks associated with our suppliers and distributors include improper handling of food and beverage products and/or the adulteration or contamination of such food and beverage products. Disruptions in our relationships with suppliers and distributors may reduce the payments we receive from our franchisees or our pancake and waffle dry mix distributors or the profits generated by our company-operated restaurants. In addition, interruptions to the availability of gas, electric, water or other utilities may adversely affect the operations of our and our franchised restaurants.

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

As part of our marketing efforts, we rely on search engine marketing and social media platforms to attract and retain guests. These efforts may not be successful, resulting in expenses incurred without the benefit of higher revenues or increased employee engagement. In addition, a variety of risks are associated with the use of social media, including the improper disclosure of proprietary information, posting of negative comments about our brands or experiences in our or our franchisees’ restaurants, exposure of personally identifiable information, fraud, and use of outdated information. The use, including any inappropriate or otherwise harmful use, of social media vehicles by our franchisees and their employees, guests, our employees or others in the general public could increase our costs, lead to litigation or result in negative publicity that could damage our reputation.

Changing health or dietary preferences may cause consumers to avoid Applebee's and IHOP restaurants in favor of alternative options.  The food service industry as a whole rests on consumer preferences and demographic trends at the local, regional, national and international levels. Franchise development and system-wide sales depend on the sustained demand for our products, which may be affected by factors we do not control. New information regarding diet, nutrition and health and efforts by advocacy groups to influence consumer eating habits may negatively affect the demand for our food. Various additional factors such as: (i) the Food and Drug Administration’s menu labeling rules, (ii) nutritional guidelines issued by the United States Department of Agriculture and issuance of similar guidelines or statistical information by state or local municipalities, (iii) academic studies; or (iv) efforts by environmental, animal welfare and sustainability advocacy groups, may impact consumer choice and cause consumers to select foods other than those that are offered by Applebee's or IHOP restaurants. We may not be able to adequately adapt Applebee's or IHOP restaurants' menu offerings to keep pace with developments in consumer preferences, which may result in reduced royalty revenues from a decline in demand for our food and fewer guests visiting Applebee’s and IHOP restaurants.

We face a variety of risks associated with doing business in international markets. Our expansion into and continued operations in international markets could create risks to our brands and reputation. There is no assurance that our international operations will be profitable or that international growth will continue. Our international operations are subject to the same risks associated with our domestic operations, as well as a number of additional risks. These include, among other things, international economic and political conditions, issues with collections, international currency fluctuations, terrorism, global travel risks and differing cultures and consumer preferences.

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

We may be subject to litigation and other legal proceedings that could be time consuming, require significant amounts of management time and result in the diversion of significant operational resources. We are involved in lawsuits, claims and proceedings incident to the ordinary course of our business. Litigation is inherently unpredictable. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources. There have been a growing number of lawsuits in recent years. There also has been a rise in employment-related lawsuits. From time to time, we have been subject to these types of lawsuits. The cost of defending claims against us or the ultimate resolution of such claims may harm our business and operating results. In addition, the increasingly regulated business environment may result in a greater number of enforcement actions and private litigation. This could subject us to increased exposure to stockholder lawsuits.

       We and our franchisees are subject to complaints or litigation from guests alleging illness, injury or other food quality, food safety, health or operational concerns as well as claims related to social issues (.e.g., allegations of discrimination), the Americans with Disabilities Act and other premises liability. We and our franchisees are also subject to "dram shop" laws in some states pursuant to which we and our franchisees may be subject to liability in connection with personal injuries or property damages incurred in connection with wrongfully serving alcoholic beverages to an intoxicated person.

Although our franchise agreements require our franchisees to defend and indemnify us, we may be named as a defendant and sustain liability in legal proceedings against franchisees under the doctrines of vicarious liability, agency, negligence or otherwise. Claims against our franchisees may reduce the ability of our franchisees to make payments to us. We may also initiate legal proceedings against franchisees for breach of the terms of their franchise agreements, including underreporting of sales, failure to operate restaurants according to standard operating procedures and payment defaults. These claims also may reduce the ability of franchisees to enter into new franchise agreements with us.

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

Our delivery initiatives and use of third-party delivery vendors subjects us and our franchisees to a variety of risks related to the delivery of our products by third parties and may not generate expected returns. There can be no assurance that these vendors will not take actions that could have a material adverse effect on our brands and or subject us to increased litigation and costs. Our delivery initiatives also introduce new operating procedures to our and our franchisees’ restaurants, which could adversely affect the business, brands, and the experience of our guests.

Our business depends on the proper allocation of our human capital and our ability to attract and retain talented management and other key employees. We have dedicated brand resources for key functions such as marketing, consumer insights and operations and a shared service model for certain other functions such as legal, technology and human resources. There can be no assurance that our allocation of our human capital will effectively meet the needs of our business and brands. Further, our business is based on successfully attracting and retaining talented employees. The market for highly skilled employees and leaders in our industry is extremely competitive. If we are less successful in our recruiting efforts, or if we are unable to retain management and other key employees, our ability to develop and deliver successful products and services may be adversely affected. Effective succession planning is also important to our long-term success. The departure of a key executive or employee and/or the failure to ensure an effective transfer of knowledge and a smooth transition upon such departure may be disruptive to the business and could hinder our strategic planning and execution.

Our failure or the failure of our franchisees to comply with federal, state and local governmental regulations may subject us to losses and harm our brands.  We are subject to the Fair Labor Standards Act (which governs such matters as minimum wage, overtime and other working conditions), along with the Americans with Disabilities Act (which provides civil rights protections to individuals with disabilities in the context of employment, public accommodations, and other areas), the Immigration Reform and Control Act of 1986, various family leave mandates and a variety of other laws enacted, or rules and regulations promulgated by federal, state and local governmental authorities that govern these and other employment matters, including tip credits, working conditions, safety standards and immigration status. There have been several complaints alleging franchisors to be joint employers with franchisees. Although we do not consider ourselves to be joint employers with our franchisees, there can be no assurance that other franchisors will not receive similar complaints in the future which may result in legal proceedings based on the actions of its franchisees. Increases in payroll expenses as a result of any federal and state mandated increases in the minimum wage may negatively impact our and our franchisees’ profitability. Enactment and enforcement of various federal, state and local laws, rules and regulations on immigration and labor organizations may adversely impact the availability and costs of labor in a particular area or across the United States. Other labor shortages or increased team member turnover could also increase labor costs. In addition, our vendors may be affected by higher minimum wage standards or availability of labor, which may increase the price of goods and services they supply to us. The Patient Protection and Affordable Care Act has impacted our franchisees’ employee costs in some respects. There are no assurances that a combination of cost management and price increases can accommodate all of the costs associated with compliance.

We are subject to extensive federal, state and local governmental regulations, including those relating to food safety and inspection and the preparation and sale of food and alcoholic beverages. Disruptions within any government agencies could impact the U.S. food industry, which may have an adverse effect on our business. We are also subject to laws and regulations relating to building and zoning requirements. Our and our franchisees' restaurants are also subject to licensing and regulation by alcoholic beverage control, health, sanitation, safety and fire agencies in the state, county and/or municipality where the restaurant is located. We cannot assure you that we or our franchisees will not encounter material difficulties or failures, including with respect to obtaining and maintaining required licenses and approvals, which could impact the continuing operations of an existing restaurant, or delay or prevent the opening of a new restaurant.

In addition, we are subject to laws and regulations, which vary from jurisdiction to jurisdiction, relating to nutritional content and menu labeling. Compliance with these laws and regulations may lead to increased costs and operational complexity and may increase our exposure to governmental investigations or litigation. In connection with the continued operation or remodeling of certain restaurants, we and our franchisees may be required to expend funds to meet federal, state, local and international regulations. The inability to obtain or maintain such licenses or publicity resulting from actual or alleged violations of such laws could have an adverse effect on our results of operations.

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

We are subject to risks associated with self-insurance for medical, dental and vision benefits. We self-insure all of our employee medical, dental and vision benefits. We maintain a per claim stop loss coverage but do not maintain coverage at an aggregate level. Our reserves are based on historical loss trends that may not correlate to actual loss experience in the future. If we experience an unexpectedly large number of claims that result in costs or liabilities in excess of our projections, our reserves may prove to be insufficient and we may be exposed to significant and unexpected losses. For these and other reasons, including our inability to renew stop loss coverage at competitive rates, we are subject to risks associated with self-insurance that may have an adverse effect on the Corporation’s financial condition and operating results.

In addition, access to personal medical information is regulated by federal, state and/or local laws as well as by certain third-party agreements. If our security and information systems or the systems of our third-party vendors are compromised, we could be subject to costly litigation or penalties and our reputation and operations could be adversely affected.

Any inability or failure to execute on a comprehensive business continuity plan following a major natural disaster such as an earthquake, tornado, flood or a man-made disaster, including terrorism or a cyber incident, at or affecting our corporate facilities could materially adversely impact our business. Our corporate systems and processes and corporate support for our restaurant operations are handled primarily at our restaurant support center. We have disaster recovery procedures and business continuity plans in place to address most events of a crisis nature, including earthquakes, tornadoes, floods and other natural or man-made disasters, and back up and off-site locations for recovery of electronic and other forms of data and information. However, if we are unable to fully implement our disaster recovery plans, we may experience delays in recovery of data, inability to perform vital corporate functions, tardiness in required reporting and compliance, failures to adequately support field operations and other breakdowns in normal communication and operating procedures that could have a material adverse effect on our financial condition, results of operation and exposure to administrative and other legal claims.

Development initiatives outside our core business could negatively impact our brands. Our business expansion into non-traditional restaurant formats, including restaurants with a smaller footprint and restaurants located in non-traditional locations could create new risks to our brand and reputation.

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

Item 1B.    Unresolved Staff Comments.
None.

Item 2.    Properties.
The table below shows the location and ownership type of Applebee's and IHOP restaurants as of December 31, 2018:

	Applebee's (a)			IHOP (a)
	Franchise	Company	Total Applebee's	Franchise	Area License		Total IHOP
United States
Alabama	29	—	29	19	—		19
Alaska	1	—	1	4	—		4
Arizona	22	—	22	45	—		45
Arkansas	8	—	8	17	—		17
California	114	—	114	233	—		233
Colorado	24	—	24	37	—		37
Connecticut	6	—	6	9	—		9
Delaware	12	—	12	7	—		7
District of Columbia	—	—	—	2	—		2
Florida	105	—	105	—	146	(b)	146
Georgia	63	—	63	77	4	(b)	81
Hawaii	2	—	2	8	—		8
Idaho	12	—	12	8	—		8
Illinois	39	—	39	52	—		52
Indiana	58	—	58	24	—		24
Iowa	26	—	26	11	—		11
Kansas	32	—	32	28	—		28
Kentucky	27	—	27	10	—		10
Louisiana	15	—	15	31	—		31
Maine	12	—	12	4	—		4
Maryland	22	—	22	52	—		52
Massachusetts	28	—	28	21	—		21
Michigan	86	—	86	27	—		27
Minnesota	50	—	50	9	—		9
Mississippi	21	—	21	15	—		15
Missouri	49	—	49	33	—		33
Montana	8	—	8	5	—		5
Nebraska	18	—	18	8	—		8
Nevada	13	—	13	24	—		24
New Hampshire	14	—	14	6	—		6
New Jersey	60	—	60	46	—		46
New Mexico	20	—	20	22	—		22
New York	109	—	109	57	—		57
North Carolina	1	42	43	54	—		54
North Dakota	11	—	11	2	—		2
Ohio	77	—	77	41	—		41
Oklahoma	13	—	13	34	—		34
Oregon	19	—	19	9	—		9
Pennsylvania	80	—	80	27	—		27
Rhode Island	8	—	8	5	—		5
South Carolina	—	27	27	33	—		33
South Dakota	6	—	6	2	—		2
Tennessee	30	—	30	41	—		41
Texas	97	—	97	209	—		209
Utah	10	—	10	21	—		21
Vermont	3	—	3	1	—		1
Virginia	63	—	63	67	—		67
Washington	41	—	41	32	—		32
West Virginia	16	—	16	8	—		8
Wisconsin	40	—	40	15	—		15
Wyoming	4	—	4	3	—		3
Total Domestic	1,624	69	1,693	1,555	150		1,705

	Applebee's (a)			IHOP (a)
	Franchise	Company	Total Applebee's	Franchise	Area License		Total IHOP
International
Bahrain	—	—	—	3	—		3
Brazil	2	—	2	—	—		—
Canada	16	—	16	16	12	(b)	28
Costa Rica	3	—	3	—	—		—
Dominican Republic	3	—	3	—	—		—
Egypt	1	—	1	—	—		—
Guam	1	—	1	2	—		2
Guatemala	5	—	5	2	—		2
India	—	—	—	2	—		2
Indonesia	1	—	1	—	—		—
Kuwait	8	—	8	6	—		6
Lebanon	—	—	—	1	—		1
Mexico	56	—	56	45	—		45
Northern Mariana Islands	—	—	—	1	—		1
Panama	2	—	2	4	—		4
Puerto Rico	6	—	6	5	—		5
Qatar	8	—	8	1	—		1
Saudi Arabia	22	—	22	17	—		17
Thailand	—	—	—	3	—		3
United Arab Emirates	10	—	10	6	—		6
Total International	144	—	144	114	12		126
Totals	1,768	69	1,837	1,669	162		1,831

(a) The properties identified in this table generate revenue in our franchise, rental, financing and company restaurant operating segments.
(b) Of these restaurants, 35 in Florida, one in Georgia and nine in Canada have been sub-licensed by the area licensee.
Of the 1,669 IHOP restaurants operated by franchisees, 58 were located on sites owned by us, 618 were located on sites leased by us from third parties and 993 were located on sites owned or leased by franchisees. All of the IHOP restaurants operated by area licensees and 1,766 of the franchisee-operated Applebee's restaurants were located on sites owned or leased by the area licensees or the franchisees. We owned one site on which a franchisee-operated Applebee's restaurant was located. The 69 Applebee's restaurants we operated as of December 31, 2018 were located on sites leased by us from third parties.
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

Holders

The number of stockholders of record and beneficial owners of our common stock as of February 1, 2019 was estimated to be 19,100.

Dividends on Common Stock

Please refer to Note 12 - Stockholders' Deficit, of the Notes to the Consolidated Financial Statements for information on dividends declared and paid in the fiscal years ended December 31, 2018 and December 31, 2017.

On February 20, 2019, our Board of Directors approved payment of a cash dividend of $0.69 per share of common stock, payable at the close of business on April 5, 2019 to the stockholders of record as of the close of business on March 20, 2019.

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

Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2018, regarding shares outstanding and available for issuance under the Dine Brands Global, Inc. 2016 Stock Incentive Plan (the “2016 Plan”):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,439,708	$63.21	567,829
Equity compensation plans not approved by security holders	—	—	—
Total	1,439,708	$63.21	567,829
The number of securities remaining available for future issuance represents shares under the 2016 Plan. Please refer to Note 14 - Stock-Based Incentive Plans, of the Notes to the Consolidated Financial Statements for a description of the 2016 Plan.
Issuer Purchases of Equity Securities

Purchases of Equity Securities by the Company
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (c)	Approximate dollar value of shares that may yet be purchased under the plans or programs (c)
October 1, 2018 – October 28, 2018(a)	29,253	$76.80	27,730	$37,100,000
October 29, 2018 – November 25, 2018(b)	788	$88.73	—	$37,100,000
November 26, 2018 – December 30, 2018(a)	68,057	$73.07	67,494	$32,200,000
Total	98,098	$74.31	95,224	$32,200,000

(a)  Include 1,523 shares owned and tendered by employees at an average price of $81.24 per share during the fiscal month ended October 28, 2018 and 563 shares owned and tendered by employees at an average price of $82.59 per share during the fiscal month ended December 30, 2018 to satisfy tax withholding obligations arising upon the vesting of restricted stock awards. Shares so surrendered by the participants are repurchased by us pursuant to the terms of the plan under which the shares were issued and the applicable individual award agreements and not pursuant to publicly announced repurchase authorizations.
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

Stock Performance Graph
The graph below shows a comparison of the cumulative total stockholder return on our common stock with the cumulative total return on the Standard & Poor's 500 Composite Index and the Value-Line Restaurants Index (“Restaurant Index”) over the five-year period ended December 31, 2018. The graph and table assume $100 was invested at the close of trading on the last day of trading in 2013 in our common stock and in each of the market indices, with reinvestment of all dividends. Stockholder returns over the indicated periods should not be considered indicative of future stock prices or stockholder returns.
Comparison of Five-Year Cumulative Total Stockholder Return
Dine Brands Global, Inc., Standard & Poor's 500 and Value Line Restaurant Index
(Performance Results through December 31, 2018)

	2013	2014	2015	2016	2017	2018
Dine Brands Global, Inc.	$100.00	$128.63	$109.08	$103.70	$74.25	$101.97
Standard & Poor's 500	100.00	113.69	115.27	129.06	157.23	150.34
Restaurant Index	100.00	112.21	135.82	145.60	180.63	200.74

The foregoing performance graph is being furnished as part of this report solely in accordance with the requirement under Rule 14a-3(b)(9) to furnish our stockholders with such information, and therefore, shall not be deemed to be filed or incorporated by reference into any filings by the Company under the Securities Act of 1933, as amended (the “Securities Act”) or the Exchange Act.

Item 6.    Selected Financial Data.
The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and “Management's Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations information and the consolidated balance sheet data for the years ended and as of December 31, 2018, December 31, 2017, December 31, 2016, December 31, 2015 and December 31, 2014 are derived from our audited consolidated financial statements.

	Fiscal Year Ended December 31,
	2018	2017	2016	2015	2014
		(as adjusted) (a)
Revenues:	(In millions, except per share amounts and restaurant data)
Royalties, franchise fees and other franchise revenues	$375.6	$360.2	$377.9	$386.6	$365.8
Advertising revenue	268.3	234.2	260.1	108.1	90.3
Total franchise revenues	643.9	594.4	638.0	494.7	456.1
Rental revenues	121.9	121.4	123.0	127.7	122.9
Financing revenues	8.0	8.4	9.2	10.8	13.5
Company restaurant sales (c)	7.1	7.5	17.4	47.9	62.5
Total revenues	780.9	731.7	787.6	681.1	655.0
Cost of revenues:
Advertising expenses	269.6	243.1	260.1	108.1	90.3
Other franchise expenses	61.0	50.9	33.4	30.9	31.5
Total franchise expenses	330.6	294.0	293.5	139.0	121.8
Rental revenues	90.7	90.6	91.5	94.6	94.7
Financing revenues	0.6	0.6	0.2	0.5	0.8
Company restaurant expenses (c)	5.9	7.8	18.2	48.0	62.6
Total cost of revenues	427.8	393.0	403.4	282.1	279.9
Gross profit	353.1	338.7	384.1	399.0	375.1
General and administrative expenses	166.7	165.7	148.9	155.4	145.9
Interest expense	61.7	62.0	61.5	63.3	96.6
Impairment of goodwill and intangible assets	—	531.6	—	—	—
Other expense, net (b)	14.1	7.7	15.9	11.7	81.0
Income before income taxes	110.6	(428.3)	157.8	168.6	51.6
Income tax (provision) benefit	(30.3)	85.6	(56.8)	(63.7)	(15.1)
Net income (loss)	80.4	(342.8)	101.0	104.9	36.5
Net income (loss) available to common stockholders	$77.6	$(336.0)	$99.6	$103.5	$35.9
Net income (loss) available to common stockholders per share:
Basic	$4.43	$(18.96)	$5.52	$5.55	$1.92
Diluted	$4.37	$(18.96)	$5.49	$5.52	$1.90
Weighted average shares outstanding:
Basic	17.5	17.7	18.0	18.6	18.8
Diluted	17.8	17.7	18.1	18.8	19.0
Dividends declared per common share	$2.52	$3.88	$3.73	$3.545	$3.125
Dividends paid per common share	$2.86	$3.88	$3.68	$3.50	$2.25
Balance Sheet Data (end of year):
Cash and cash equivalents	$137.2	$117.0	$140.5	$144.8	$104.0
Property and equipment, net	240.3	199.6	219.6	219.6	241.2
Total assets	1,774.7	1,735.6	2,331.9	2,331.9	2,393.7
Long-term debt, less current maturities	1,274.1	1,269.8	1,282.7	1,279.5	1,276.5
Capital lease and financing obligations, less current maturities	126.2	101.1	114.2	127.2	140.6
Stockholders' (deficit) equity	(202.3)	(215.5)	252.8	267.2	279.1
Other Financial Data:
Cash flows provided by operating activities	$140.3	$65.7	$118.1	$135.5	$118.5
Capital expenditures	14.3	13.4	5.6	6.6	5.9
Domestic system-wide same-restaurant sales percentage change:
Applebee's	5.0%	(5.3)%	(5.0)%	0.2%	1.1%
IHOP	1.5%	(1.9)%	(0.1)%	4.5%	3.9%
Total restaurants (end of year):
Applebee's	1,837	1,936	2,016	2,033	2,017
IHOP	1,831	1,786	1,733	1,683	1,650
Total restaurants	3,668	3,722	3,749	3,716	3,667

(a)
We adopted a new revenue recognition standard on January 1, 2018 that was applied retrospectively to 2017 and 2016 (See Note 2 of Notes to Consolidated Financial Statements); financial information for years 2015 and 2014 has not been adjusted to reflect the new standard.

(b)
Includes amortization of intangible assets, closure and other impairment charges and gain/loss on disposition of assets in each year as well as $2.5 million of debt refinancing costs in 2018 and a $64.9 million loss on extinguishment of debt in 2014.

(c)	We acquired 69 Applebee's franchise restaurants in December 2018. We refranchised nine IHOP company-operated restaurants in June 2017 and 23 Applebee's company-operated restaurants in July 2015.

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
General
The first International House of Pancakes restaurant opened in 1958 in Toluca Lake, California. Shortly thereafter, the Company's predecessor began developing and franchising additional restaurants. The Company was incorporated under the laws of the State of Delaware in 1976 with the name IHOP Corp. In November 2007, the Company completed the acquisition of Applebee's International, Inc., which became a wholly-owned subsidiary of the Company. Effective June 2, 2008, the name of the Company was changed to DineEquity, Inc. and on February 20, 2018, the name of the Company was changed to Dine Brands Global, Inc.SM (“Dine Brands Global,” “we” or “our”). Through various subsidiaries (see Exhibit 21, Subsidiaries of Dine Brands Global, Inc.), we own, franchise and operate the Applebee's Neighborhood Grill + Bar® (“Applebee's”) concept in the bar and grill segment within the casual dining category of the restaurant industry and we own and franchise the International House of Pancakes® (“IHOP”) concept in the family dining category of the restaurant industry. References herein to Applebee's® and IHOP® restaurants are to these two concepts, whether operated by franchisees, area licensees or us.
Domestically, Applebee's and IHOP franchise restaurants are in all 50 states and two IHOP franchise restaurants are in the District of Columbia. Internationally, IHOP restaurants are in three United States territories and 12 countries outside of the United States; Applebee's restaurants are in two United States territories and 13 countries outside of the United States. With nearly 3,700 restaurants combined, we believe we are the largest full-service restaurant company in the world. The June 18, 2018 issue of Nation's Restaurant News reported that IHOP and Applebee's were the largest restaurant systems in the family dining and casual dining categories, respectively, in terms of United States system-wide sales during 2017. This marks the eleventh consecutive year our two brands have achieved the number one ranking in Nation's Restaurant News.
We have a 52/53 week fiscal year ending on the Sunday nearest to December 31 of each year. For convenience, in this annual report on Form 10-K, we refer to all fiscal years as ending on December 31 and all interim fiscal quarters as ending on March 31, June 30 and September 30 of the respective fiscal year. There were 52 calendar weeks in our 2018, 2017 and 2016 fiscal years that ended on December 30, 2018, December 31, 2017 and January 1, 2017, respectively.
Executive Summary of 2018 Results
Overview

•
We reported net income of $80.4 million, or $4.37 per diluted share in 2018, compared to a loss of $342.7 million generated in 2017 that was primarily due to impairment charges taken in the third quarter of 2017 related to Applebee's goodwill and intangible assets;

•	Our gross profit grew $14.4 million, primarily due to an increase in gross profit from franchise operations;

•	Applebee's domestic same-restaurant sales grew 5.0% in 2018, the largest annual increase since our acquisition of the brand in 2007;

•	IHOP's reported system-wide sales grew 3.9% in 2018 driven by an increase in franchise restaurants due to development and a 1.5% increase in domestic same-restaurant sales;

•	The combined system-wide sales of both brands grew to nearly $7.6 billion, a 3.0% increase compared to 2017.

•
We generated cash from operating activities of $140.3 million and adjusted free cash flow (cash provided by operating activities, plus receipts from notes and equipment contract receivables, less additions to property and equipment) of $140.9 million in 2018;

•	We returned nearly $85 million to our stockholders, comprised of $51.1 million in cash dividends and $33.6 million in the form of stock repurchases;

•
IHOP franchisees opened 71 new restaurants worldwide, with net development of 45 restaurants. Applebee's franchisees closed 106 restaurants worldwide, with a net reduction of 99 restaurants. Taken together, the total number of our restaurants declined by less than 1% from last year's total; and

•
IHOP franchisees remodeled 270 domestic restaurants in 2018 under our new Rise ‘N’ Shine design. A total of 890 restaurants have been remodeled since the Rise ‘N’ Shine design was announced in late 2015.

Key Performance Indicators

An overview of our key performance indicators for the year ended December 31, 2018 is as follows:

	Applebee's	IHOP
Sales percentage increase	2.3%	3.9%
% increase in domestic same-restaurant sales	5.0%	1.5%
Net franchise restaurant (reduction) development (1)	(99)	45
Net (decrease) increase in effective franchise restaurants	(87)	55
________________________________________
(1) Franchise and area license restaurant openings, net of closings

Financial Summary	2018	Favorable (Unfavorable) Variance	2017
			(as adjusted)
	(In millions, except per share amounts)
Income (loss) before income taxes	$110.6	$538.9	$(428.3)
Income tax (provision) benefit	(30.2)	(115.8)	85.6
Net income (loss)	$80.4	$423.1	$(342.7)
		Variance
Effective tax rate	27.4%	(7.4)%	20.0%
Net income (loss) per diluted share	$4.37	$23.33	$(18.96)
Weighted average diluted shares outstanding	17.8	(0.1)	17.7
Income before income taxes for the year ended December 31, 2018 increased $538.9 million compared to the year ended December 31, 2017. The primary reasons for the increase are summarized as follows:

(In millions)
Impairment of goodwill and intangible assets taken in 2017 that did not recur	$531.6
Increase in gross profit:
Franchise operations	12.9
All other operations	1.5
Total gross profit increase	14.4
Change in General and Administrative (“G&A”) expenses:
Decrease due to executive separation costs in 2017 that did not recur	8.8
Increase in all other G&A, net	(9.8)
Total G&A increase	(1.0)
Other expense/income items, net	(6.1)
Increase in income before income taxes	$538.9

On January 1, 2018, we adopted the guidance of Accounting Standards Codification 606 - Revenue from Contracts with Customers (“ASC 606”) using the full retrospective method. Accordingly, previously reported financial information has been adjusted to reflect the application of ASC 606 to the comparative 2017 and 2016 periods presented. The retrospective adoption of ASC 606 increased our net loss for the year ended December 31, 2017 by $12.2 million (approximately $0.68 per diluted share) and increased our net income for the year ended December 31, 2016 by $3.0 million (approximately $0.16 per diluted share). See Note 2 of the Notes to Consolidated Financial Statements for additional discussion of our adoption of ASC 606.

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

Applebee's Restaurant Data	Year Ended December 31,
Global Effective Restaurants:(a)	2018	2017	2016
Franchise	1,883	1,970	2,027
Company	3	—	—
Total	1,886	1,970	2,027
System-wide:(b)
Domestic sales percentage change(c)	2.3%	(6.8)%	(6.8)%
Domestic same-restaurant sales change(d)	5.0%	(5.3)%	(5.0)%
Franchise:(b)
Domestic sales percentage change(c)	2.1%	(6.8)%	(6.2)%
Domestic same-restaurant sales change(d)	4.9%	(5.3)%	(5.0)%
Domestic average weekly unit sales (in thousands)	$46.7	$43.6	$45.3

IHOP Restaurant Data
Global Effective Restaurants:(a)
Franchise	1,633	1,576	1,517
Area license	162	164	166
Company	—	5	10
Total	1,795	1,745	1,693
System-wide:(b)
Sales percentage change(c)	3.9%	0.7%	(0.3)%
Domestic same-restaurant sales change(d)	1.5%	(1.9)%	(0.1)%
Franchise:(b)
Sales percentage change(c)	4.4%	1.2%	(0.3)%
Domestic same-restaurant sales change(d)	1.5%	(1.9)%	(0.1)%
Average weekly unit sales (in thousands)	$36.6	$36.3	$37.3
Area License:(b)
IHOP sales percentage change(c)	0.5%	(0.7)%	0.6%
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

(b)
“System-wide sales” are retail sales at Applebee’s restaurants operated by franchisees and IHOP restaurants operated by franchisees and area licensees, as reported to the Company, in addition to retail sales at company-operated restaurants.  Sales at restaurants that are owned by franchisees and area licensees are not attributable to the Company. An increase or decrease in franchisees' reported sales will result in a corresponding increase or decrease in our royalty revenue. Unaudited reported sales for Applebee's domestic franchise restaurants, IHOP franchise restaurants and IHOP area license restaurants for the years ended December 31, 2018, December 31, 2017 and December 31, 2016 and sale at company-operated restaurants were as follows:

	Year Ended December 31,
Reported sales	2018	2017	2016
	(In millions)
Applebee's domestic franchise restaurant sales	$4,204.1	$4,117.1	$4,418.6
Applebee's company-operated restaurants	7.1	—	—
IHOP franchise restaurant sales	3,106.7	2,974.6	2,939.9
IHOP area license restaurant sales	282.0	280.6	282.5
IHOP company-operated restaurants	—	7.5	17.4
Total	$7,599.9	$7,379.8	$7,658.4

(c)
“Sales percentage change” reflects, for each category of restaurants, the percentage change in sales in any given fiscal year compared to the prior fiscal year for all restaurants in that category. The sales percentage change for the year ended December 31, 2016 was impacted by a 53rd calendar week in fiscal year 2015.

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

Domestic Same-Restaurant Sales Trends
 Applebee’s domestic same-restaurant sales increased 3.5% for the three months ended December 31, 2018 from the same period in 2017, the fifth consecutive quarter of growth in same-restaurant sales. The increase in the fourth quarter of 2018 was primarily due to an increase in average customer check that was partially offset by a decrease in customer traffic. We believe the decrease in traffic during the fourth quarter was due in part to the comparison to a strong fourth quarter of 2017 during which we first introduced promotional initiatives that effectively increased customer traffic. Applebee's same-restaurant sales increase for the fourth quarter of 2018 exceeded that of the casual dining segment of the restaurant industry. Based on data from Black Box Intelligence, a restaurant sales reporting firm (“Black Box”), the casual dining segment of the restaurant industry experienced an increase in same-restaurant sales during the fourth quarter of 2018 resulting from an increase in average customer check that was offset by a decline in customer traffic.

For the full year ended December 31, 2018, Applebee’s domestic same-restaurant sales increased 5.0%, more than a 1,000 basis point improvement over a 5.3% decrease in 2017. The increase in domestic same-restaurant sales for the full year 2018 was primarily due to an increase in customer traffic, as well as an increase in average customer check. For the full year 2018,

Applebee's substantially outperformed the casual dining segment, primarily with respect to traffic. Based on data from Black Box, the casual dining segment's increase in same-restaurant sales was smaller than Applebee's and was due to a decline in traffic that was partially offset by an increase in average customer check.

We believe Applebee's significantly outperformed the casual dining segment due to a multi-faceted strategy we began implementing in the latter half of 2017. The goal of that strategy was to redefine the Applebee's brand identity and culture and reconnect with our core customer base. Our recent marketing, culinary and operational initiatives appear to have resonated positively with our guests as an increase in customer traffic was primarily responsible for the 5.0% increase in domestic same-restaurant sales in 2018. The increase in traffic was driven, in part, by growth in our off-premise business (Carside-to-Go take-home and, to a lesser degree, third-party delivery). Delivery was available at 771 Applebee's restaurants by the end of 2018 as compared to 260 at the end of 2017.

IHOP’s domestic same-restaurant sales increased 3.0% for the three months ended December 31, 2018. The increase in the fourth quarter of 2018 was primarily due to an increase in average customer check driven by a favorable mix shift and a larger size of party. The increase in customer check was partially offset by a slight decline in customer traffic. We believe the improvement in IHOP's domestic same-restaurant sales in the fourth quarter of 2018 compared to the third quarter of 2018 was due to a successful promotional tie-in with The Grinch movie along with growth in our “IHOP 'N Go” off-premise business. IHOP's performance for fourth quarter 2018 exceeded that of the family dining segment of the restaurant industry. Based on data from Black Box, during the fourth quarter of 2018, the family dining segment had an increase in same-restaurant sales due to small increases in both traffic and average customer check. IHOP's increase in average customer check was substantially larger than the increase in the family dining segment.

For the full year ended December 31, 2018, IHOP's domestic same-restaurant sales increased 1.5%. The increase for the full year 2018 was due to an increase in average customer check partially offset by a decline in customer traffic. IHOP's performance for the full year of 2018 surpassed that of the family dining segment of the restaurant industry. Based on data from Black Box, for the full year of 2018, the family dining segment had a decrease in same-restaurant sales due primarily to a decrease in customer traffic, partially offset by an increase in average check. IHOP's increase in average check was larger than that of the family dining segment, and IHOP's decrease in traffic was smaller than that of the family dining segment. The increase in domestic same-restaurant sales was driven, in part, by growth in our off-premise business (IHOP ‘N’ Go take-home and, to a lesser degree, third-party delivery). We tested delivery with third-party delivery service providers at several hundred locations in the first half of 2018. We expanded these partnerships system-wide in July and by the end of 2018, delivery was available at over 1,000 IHOP restaurants.

Net Franchise Restaurant Development
The total number of Applebee's restaurants open at December 31, 2018 declined 5.1% from the number open at December 31, 2017 as franchisees opened seven new restaurants but closed 106 restaurants. Restaurant closures can occur for a variety of reasons that may differ for each restaurant and for each franchisee. Closures generally fall into one of two categories: restaurants in older locations whose retail, residential and traffic demographics have changed unfavorably over time, and restaurants with non-viable unit economics. The majority of Applebee's restaurant closures in 2018 were due to these factors.
IHOP franchisees and area licensees opened 71 restaurants in 2018 and closed 26 restaurants, resulting in net development of 45 restaurants. We believe the IHOP closures were primarily due to natural attrition as the total number of closures in 2018 was only slightly higher than the average annual closure rate of 21 restaurants per year over the past five years.
Internationally, franchisees of both brands opened 22 restaurants and closed 21, for net development of one restaurant. The international development activity is included in the total activity for each brand cited above.
The following tables summarize Applebee's and IHOP restaurant development and franchising activity over the past three years:

	Year Ended December 31,
	2018	2017	2016
Applebee's Restaurant Development Activity

Total Applebee's restaurants, beginning of period	1,936	2,016	2,033
Domestic	1,782	1,858	1,878
International	154	158	155

Franchise restaurants opened:
Domestic	2	10	19
International	5	9	10
Total franchise restaurants opened	7	19	29
Franchise restaurants closed:
Domestic	(91)	(86)	(39)
International	(15)	(13)	(7)
Total franchise restaurants closed	(106)	(99)	(46)
Net franchise restaurant reduction	(99)	(80)	(17)
Franchise restaurants acquired by the Company	(69)	—	—
Net franchise restaurant decrease	(168)	(80)	(17)

Summary - end of period:
Franchise	1,768	1,936	2,016
Company restaurants (a)	69	—	—
Total Applebee's restaurants, end of period	1,837	1,936	2,016
Domestic	1,693	1,782	1,858
International	144	154	158
% Decrease in total Applebee's restaurants from prior year	(5.1)%	(4.0)%	(0.8)%

(a) In December 2018, the Company acquired 69 Applebee's restaurants from a former franchisee.

	Year Ended December 31,
	2018	2017	2016
IHOP Restaurant Development Activity

Summary - beginning of period:
Franchise	1,622	1,556	1,507
Area license	164	167	165
Company(a)	—	10	11
Total IHOP restaurants, beginning of period	1,786	1,733	1,683
Domestic	1,671	1,637	1,604
International	115	96	79

Franchise/area license restaurants opened:
Domestic franchise	51	48	43
Domestic area license	3	1	3
International franchise	17	28	20
Total franchise/area license restaurants opened	71	77	66
Franchise/area license restaurants closed:
Domestic franchise	(15)	(11)	(12)
Domestic area license	(5)	(3)	(1)
International franchise	(6)	(8)	(3)
International area license	—	(1)	—
Total franchise/area license restaurants closed	(26)	(23)	(16)
Net franchise/area license restaurant development	45	54	50
Refranchised from Company restaurants	1	9	1
Franchise restaurants reacquired by the Company	(1)	—	—
Net franchise/area license restaurant additions	45	63	51

Summary - end of period:
Franchise	1,669	1,622	1,556
Area license	162	164	167
Company(a)	—	—	10
Total IHOP restaurants, end of period	1,831	1,786	1,733
Domestic	1,705	1,671	1,637
International	126	115	96
% Increase in total IHOP restaurants from prior year	2.5%	3.1%	3.0%
(a) During the twelve months ending December 31, 2017, nine company-operated restaurants were refranchised and one was permanently closed.

For the full year of 2019, we expect development activity by Applebee's franchisees to result in net closures between 20 and 30 restaurants globally, the majority of which are expected to be domestic closures. IHOP franchisees and area licensees are expected to develop between 35 and 55 net new IHOP restaurants globally in 2019, the majority of which are expected to be domestic openings.
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

Consolidated Results of Operations - Fiscal 2018, 2017 and 2016
Significant Known Events, Trends or Uncertainties Impacting or Expected to Impact Comparisons of Reported or Future Results
Applebee’s experienced a decline in system-wide sales between the third quarter of 2015 and the third quarter of 2017 which adversely impacted the financial health of some of our franchisees and the timely payment of amounts owed to us for royalty payments and advertising fund contributions.  Most recently, non-timely or partial payments were primarily concentrated amongst several franchisees.  These issues have been resolved.  As part of the resolution of these issues, and as previously disclosed, we reached a court-approved settlement with one franchisee which, among other things, resulted in the payment of $12.5 million from the franchisee to us for past due royalty and advertising fees and the dismissal of all outstanding litigation between the parties and we completed the acquisition of 69 Applebee’s restaurants in North Carolina and South Carolina in December 2018.

We are closely monitoring and working with one remaining franchisee of significantly smaller scale on resolving outstanding issues related to past due royalty and advertising payments.

In working with our franchisees to resolve financial health issues, we provided various forms of assistance, primarily the approved closures of non-viable restaurants and waiver of related termination fees as well as making loans to certain franchisees, of which there are approximately $22.8 million outstanding at December 31, 2018.  The majority of the loans resulted from the conversion of short-term accounts receivable for royalties and advertising fees into interest-bearing notes receivable.
Events Impacting Comparability of Financial Information
Change in Accounting Policy

On January 1, 2018, we adopted the guidance of ASC 606. The two most significant impacts of this change in accounting policy are as follows:

•
Prior to the adoption of ASC 606, we did not record advertising fees received under Applebee's franchise agreements as franchise revenue and expense; we did record advertising fees received under IHOP franchise agreements as franchise revenue and expense. In evaluating advertising activity under the guidance of ASC 606, we consider ourselves to be primarily responsible for fulfilling the promise to provide all the services specified in the contract, including advertising activities, which are not considered to be distinct services in the context of providing the right to the symbolic intellectual property. Accordingly, under ASC 606, we are recording all advertising fees received as franchise revenue. Under previous accounting guidance for franchisors, advertising revenue and expense were recognized in the same amount in each period. That guidance was modified by ASC 606, such that advertising expense may now be recognized in a different period than the advertising revenue recognized as described above.

•
Prior to the adoption of ASC 606, the Company generally recognized the entire franchise and/or development fee as revenue at the restaurant opening date. Under ASC 606, franchise and development fees are recognized as revenue ratably on a straight-line basis over the term of the franchise agreement commencing with the restaurant opening date.

We adopted this change in accounting principle using the full retrospective method. Accordingly, previously reported financial information for the years ended December 31, 2017 and 2016 has been adjusted to reflect the changes as described above from application of ASC 606. See Notes 2 and 3 of the Notes to Consolidated Financial Statements for additional discussion of our adoption of ASC 606 and our policies for recognition of revenue from contracts with customers.

In conjunction with the adoption of ASC 606, we implemented internal controls to ensure we adequately evaluated our contracts with franchisees and properly assessed the impact of ASC 606 on our consolidated financial statements.

Temporary Increase in Franchisee Contribution Rate to the Applebee's NAF
All domestic Applebee’s franchisees have entered into an amendment to their franchise agreements to increase their contribution to the Applebee's national advertising fund (the “Applebee’s NAF”), with virtually all agreeing to a 0.25% increase to 3.50% of their gross sales and a decrease to their minimum local promotional expenditures to 0.25% of their gross sales for the period from January 1, 2018 to December 31, 2019. Such franchisees also agreed to an incremental temporary increase of 0.75% in the advertising contribution rate to 4.25% effective July 1, 2018 to December 31, 2019. As a result of these rate increases, advertising revenue increased approximately $25 million in 2018 as compared to 2017.
Franchisor Contributions to the Applebee's NAF

We contributed $30.0 million, $9.5 million and $2.5 million to the Applebee's NAF in the years ended December 31, 2018, 2017 and 2016, respectively, to mitigate the decline in franchisee contributions due to restaurant closures and the non-timely payment of advertising fees by certain franchisees. Our contributions ceased as of June 30, 2018 and we do not anticipate making similar contributions to the Applebee's NAF in the foreseeable future.

Tax Cuts and Jobs Act

The Tax Cuts and Jobs Act (the “Tax Act”) enacted in December 2017 lowered the Federal statutory corporate tax rate from 35% to 21%, beginning in 2018. In accordance with U.S. GAAP, we revalued our net deferred tax liability as of December 31, 2017, based on a U.S. federal tax rate of 21 percent. This revaluation reduced our 2017 net loss by $66.5 million, or $3.75 per share.

During the year ended December 31, 2018, we increased our tax provision by $5.1 million related to adjustments resulting from IRS audits for tax years 2011 through 2013. This increased our effective tax rate from what would have been an estimated combined federal and state rate of 25% (reflecting the reduction in the federal tax rate from the Tax Act) to approximately 27.4% for the year ended December 31, 2018. Completion of the IRS audits for tax years 2011 through 2013 will allow us to accelerate the collection of certain tax benefits recognized in prior years. As a result, we expect to receive a cash refund of approximately $12.5 million within the next 12 months.

Acquisition of Franchise Restaurants and Refranchising of Company-Operated Restaurants
In December 2018, we acquired 69 Applebee's restaurants in North and South Carolina from a former Applebee's franchisee. While we currently intend to own and operate these restaurants for the near term, we will assess and monitor opportunities to refranchise these restaurants under favorable circumstances. We believe this transaction was a unique circumstance and should not be considered a change in our business strategy.
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

Throughout 2018, we performed assessments to determine whether events or changes in circumstances have occurred that could indicate any potential additional impairment to our goodwill and indefinite-lived intangible assets. We considered, among other things, changes in Applebee's key performance indicators and what, if any, impact that performance had on the long-term forecast of future trends in sales, operating expenses, overhead expenses, depreciation, capital expenditures and changes in working capital that was used in performing the quantitative impairment test in the third quarter of 2017. We also considered the current market price of our common stock and the favorable impact of the Tax Act on future cash flows. We performed our annual test of impairment on a qualitative basis in the fourth quarter of 2018 and concluded it was not “more likely than not” that the fair value of the Applebee's franchise reporting unit is less than its carrying amount and therefore, a quantitative test of impairment was not necessary.

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

Financial Review

	2018	Favorable (Unfavorable) Variance	2017	Favorable (Unfavorable) Variance	2016
Revenue			(as adjusted)		(as adjusted)
	(In millions)
Franchise operations	$643.9	$49.5	$594.4	$(43.6)	$638.0
Rental operations	121.9	0.5	121.4	(1.6)	123.0
Financing operations	8.0	(0.4)	8.4	(0.8)	9.2
Company restaurant operations	7.1	(0.4)	7.5	(9.9)	17.4
Total revenue	$780.9	$49.2	$731.7	$(55.8)	$787.6

Our 2018 total revenue grew by $49.2 million compared to 2017. The significant components of the change are as follows:

•
Franchise advertising revenue increased $34.1 million, of which $25 million was due to the temporary increase in the franchisee contribution rate to the Applebee's NAF discussed above under Events Impacting Comparability of Financial Information. Collection of amounts not recognized as revenue in the prior year and increases in domestic system-wide sales at both brands also contributed to the increase in advertising revenue.

•
Franchise royalty and fee revenue increased $15.4 million, primarily due to a 5.0% increase in Applebee's domestic same-restaurant sales, a 3.2% increase in IHOP effective franchise restaurants due to franchisee development and revenue from the cash collection of royalties previously unrecognized due to uncertainty as to collectibility.

Our 2017 total revenue declined $55.8 million compared to 2016. The significant components of the change are as follows:

•
Franchise revenues decreased due to a 5.3% decline in Applebee's same-restaurant sales, an increase in Applebee's revenue we did not recognize due to uncertainty as to collectibility, an increase in closures of Applebee's restaurants, and a decrease in sales of IHOP pancake and waffle dry mix. These unfavorable items were partially offset by new restaurant development by IHOP franchisees.

•
Company restaurant revenue declined primarily due to the refranchising of nine IHOP company-operated restaurants in June 2017 as noted above under “Events Impacting Comparability of Financial Information.”

•	Rental and financing revenues decreased primarily due to the progressive decline in interest income as financed receivables were repaid.

	2018	Favorable (Unfavorable) Variance	2017	Favorable (Unfavorable) Variance	2016
Gross Profit (Loss)			(as adjusted)		(as adjusted)
	(In millions)
Franchise operations	$313.3	$12.9	$300.4	$(44.1)	$344.5
Rental operations	31.2	0.4	30.8	(0.7)	31.5
Financing operations	7.4	(0.4)	7.8	(1.2)	9.0
Company restaurant operations	1.2	1.5	(0.3)	0.5	(0.8)
Total gross profit	$353.1	$14.4	$338.7	$(45.5)	$384.2
Change vs. prior year	4.2%		(11.8)%		(3.7)%

Our 2018 gross profit grew by $14.4 million compared to 2017. Significant components of the total change are as follows:

•
Franchise gross profit increased primarily due to favorable resolution of certain franchisee financial health issues in the form of lower bad debt expense and cash collections of previously unrecognized royalty revenues, as well as a lower advertising fund deficit, increases in Applebee's and IHOP domestic same-restaurant sales and IHOP restaurant development.

•	The favorable impacts on franchise gross profit were partially offset by an increase of $20.5 million in franchisor contributions to the Applebee's NAF.

•	Company-operated restaurant gross profit improved due to the reacquisition of restaurants discussed above under “Events Impacting Comparability of Financial Information.”

Our 2017 gross profit decreased $45.5 million compared to 2016. Primary components of the total change are as follows:

•	Franchise gross profit declined primarily due to the decrease in revenue described above, an increase in Applebee's bad debt expense and an increase in franchisor contributions to the Applebee's NAF.

•	Rental and financing gross profit were adversely impacted by the progressive decline in interest income as financed receivables were repaid.

•	Company-operated restaurant gross profit improved slightly due to the refranchising of nine IHOP company-operated restaurants noted above.

Franchise Operations	2018	Favorable (Unfavorable) Variance	2017	Favorable (Unfavorable) Variance	2016
			(as adjusted)		(as adjusted)
	(In millions, except number of restaurants)
Effective Franchise Restaurants:(1)
Applebee’s	1,883	(87)	1,970	(57)	2,027
IHOP	1,795	55	1,740	57	1,683

Franchise Revenues:
Applebee's	$176.6	$7.8	$168.8	$(18.7)	$187.5
IHOP	199.0	7.6	191.4	1.0	190.4
Advertising	268.3	34.1	234.2	(25.9)	260.1
Total franchise revenues	643.9	49.5	594.4	(43.6)	638.0
Franchise Expenses:
Applebee’s	35.1	(7.4)	27.7	(18.6)	9.1
IHOP	25.9	(2.7)	23.2	1.1	24.3
Advertising	269.6	(26.5)	243.1	17.0	260.1
Total franchise expenses	330.6	(36.6)	294.0	(0.5)	293.5
Franchise Segment Profit:
Applebee’s	141.5	0.3	141.2	(37.2)	178.4
IHOP	173.1	5.0	168.1	2.0	166.1
Advertising	(1.3)	7.6	(8.9)	(8.9)	—
Total franchise segment profit	$313.3	$12.9	$300.4	$(44.1)	$344.5
Gross profit as % total revenue	48.7%		50.5%		54.0%
Gross profit as % franchise fees (2)	83.8%		85.9%		91.2%
____________________________________________________________________________________________

(1) Effective Franchise Restaurants are the weighted average number of franchise and area license restaurants open in a given fiscal period, adjusted to account for franchise and area license restaurants open for only a portion of the period.
(2) Total franchise revenue excluding advertising

Our 2018 total franchise revenue increased $49.5 million compared to 2017, of which $34.1 million was due to an increase in advertising revenue discussed below. The significant components of the other revenue changes are as follows:

•
Applebee's franchise revenue increased 4.6% compared to 2017, primarily due to a 5.0% increase in Applebee's domestic same-restaurant sales. We also recognized $6.4 million of revenue from the cash collection of royalties previously unrecognized due to uncertainty as to collectibility. These favorable items were partially offset by restaurant closures that reduced revenue by $4.7 million and lower international revenue of $0.6 million.

•
IHOP franchise revenues increased 4.0% primarily due to the impact of a 3.2% increase in effective franchise restaurants due to franchisee development and a 1.5% increase in domestic same-restaurant on royalty and dry mix revenues.

Our 2018 total franchise expenses increased $36.6 million compared to 2017, of which $26.5 million was due to an increase in advertising expense discussed below. The significant components of the other expense changes are as follows:

•
Applebee's franchise expenses increased $7.4 million primarily because of a $20.5 million increase in franchisor marketing contributions. We contributed $30.0 million to the Applebee's NAF in 2018 as compared the $9.5 million contribution we made in 2017. The increase in NAF contributions was partially offset by a $13.0 million decline in bad debt expense. After resolution of the significant majority of the franchisee health issues discussed under “Significant Known Events, Trends or Uncertainties Impacting or Expected to Impact Comparisons of Reported or Future Results” above, Applebee's bad debt expense was virtually zero in 2018.

•
IHOP franchise expenses increased $2.7 million primarily due to an increase in pancake and waffle dry mix purchases related to increased sales and an increase of $0.6 million in franchisor contributions to the IHOP national advertising fund.

Our 2017 total franchise revenue declined $43.6 million compared to 2016, of which $25.9 million was due to a decrease in advertising revenue discussed below. The significant components of the other revenue changes are as follows:

•
Applebee's franchise revenue decreased by approximately 10%. A 5.3% decrease in Applebee's domestic same-restaurant sales reduced revenue by $8.3 million and there was a decrease of $6.2 million of royalty revenue due to uncertainty as to its collectibility. Restaurant closures reduced revenue by $4.1 million. Lower franchise termination and transfer fees also contributed to the decrease.

•
IHOP franchise revenues improved primarily due to increases in effective franchise restaurants due to franchisee development and an increase in international sales. These favorable items were primarily offset by a $1.6 million decrease in sales of pancake and waffle dry mix and a 1.9% decrease in IHOP's domestic same-restaurant sales.

Our 2017 total franchise expenses were essentially unchanged compared to 2016. The significant components of the total change are as follows:

•
Applebee's franchise expenses increased primarily because of an $11.5 million increase in bad debt expense and an increase in franchisor marketing contributions. We contributed $9.5 million to the Applebee's NAF in 2017 to mitigate the decline in franchisee contributions that are based on sales as compared to a $2.5 million contribution in 2016.

•	IHOP franchise expenses improved due primarily to favorability in pancake and waffle dry mix purchases partially offset by a $0.8 million franchisor contribution to the IHOP national advertising fund.

•	The decrease in advertising expenses is discussed below.

Gross profit as a percentage of total revenue declined in 2018 compared to 2017 primarily because of the increase in franchisor contributions to the Applebee's NAF, partially offset by the decrease in Applebee's bad debt expense, the increase in Applebee's domestic same-restaurant sales and IHOP restaurant development. Gross profit as a percentage of revenue declined in 2017 compared to 2016 primarily because of the increase in Applebee's bad debt and franchisor contributions to the Applebee's NAF and the decrease in Applebee's franchise revenues.
As discussed under “Events Impacting Comparability of Financial Information,” we adopted ASC 606 effective January 1, 2018; the financial statements for fiscal 2017 and 2016 have been adjusted to reflect the application of ASC 606 to all comparative periods presented. Advertising revenue and expense by brand for fiscal 2018, 2017 and 2016 were as follows:

	2018	Favorable (Unfavorable) Variance	2017	Favorable (Unfavorable) Variance	2016
			(as adjusted)		(as adjusted)
	(In millions)
Advertising Revenues:
Applebee's	$153.0	$30.8	$122.2	$(27.7)	149.9
IHOP	115.3	3.3	112.0	1.8	110.2
Total advertising revenues	$268.3	34.1	$234.2	(25.9)	$260.1

Advertising Expenses:
Applebee’s	$153.0	$(21.9)	$131.1	$18.8	$149.9
IHOP	116.6	(4.6)	112.0	(1.8)	110.2
Total advertising expenses	$269.6	$(26.5)	$243.1	$17.0	$260.1

Applebee's advertising revenue increased $30.8 million in 2018 compared to 2017, of which approximately $25 million was due to the temporary increase in the franchisee contribution rate discussed above under “Events Impacting Comparability of Financial Information.” Additional factors in the increase were the 5.0% increase in Applebee's domestic same-restaurant sales and the collection of amounts not paid in the prior year, partially offset by the impact of restaurant closures. IHOP advertising revenue increased due to the increase in effective restaurants and the 1.5% increase in domestic same-restaurant sales. IHOP advertising spending exceeded advertising revenue by $1.3 million in 2018, with the deficit recognized as additional segment expense.

Applebee's advertising revenue decreased $27.7 million in 2017 compared to 2016, of which approximately $12 million was due to the non-payment of amounts due by several franchisees. Additional factors in the decrease were the 5.3% decrease in Applebee's domestic same-restaurant sales and the impact of restaurant closures. Additionally, franchisees had made an $8 million incremental advertising contribution in 2016 related to a promotional campaign that did not recur in 2017. Applebee's advertising spending exceeded advertising revenue by $8.9 million in 2017, with the deficit recognized as additional segment expense. IHOP advertising revenue increased due to an increase in effective restaurants, partially offset by the 1.9% decrease in domestic same-restaurant sales.

Rental Operations		Favorable (Unfavorable) Variance		Favorable (Unfavorable) Variance
	2018		2017		2016
	(In millions)
Rental revenues	$121.9	$0.5	$121.4	$(1.6)	$123.0
Rental expenses	90.7	(0.1)	90.6	0.9	91.5
Rental operations segment profit	$31.2	$0.4	$30.8	$(0.7)	$31.5
Gross profit as % revenue	25.6%		25.4%		25.6%

Rental operations relate primarily to IHOP franchise restaurants that were developed under the Previous IHOP Business Model described under Item 1. - Business. Rental income includes revenue from operating leases and interest income from direct financing leases. Rental expenses are costs of prime operating leases and interest expense on prime capital leases on certain franchise restaurants.

Rental revenue increased $0.5 million in 2018 compared to 2017 primarily due to contractual increases in base sublease rental revenue and a $0.3 million increase in rental income based on a percentage of franchisees' retail sales, partially offset by the expected progressive decline of $1.3 million in interest income as direct financing leases are repaid. Rental expenses increased $0.1 million in 2018 compared to 2017 primarily because of contractual increases in prime lease expenses offset by a $1.3 million decline in interest expense as capital lease obligations are repaid and a decline in depreciation expense.

Rental revenue declined $1.6 million in 2017 compared to 2016 primarily due to a $1.4 million decrease in rental income based on a percentage of franchisees' retail sales and the expected progressive decline of $1.2 million in interest income as direct financing leases are repaid. These unfavorable items were partially offset by contractual increases in base sublease rental revenue. Rental expenses decreased $0.9 million in 2017 compared to 2016 primarily because of a $1.3 million decline in interest expense as capital lease obligations are repaid and a decline in depreciation expense, partially offset by contractual increases in prime lease expenses.

Financing Operations		Favorable (Unfavorable) Variance		Favorable (Unfavorable) Variance
	2018		2017		2016
	(In millions)
Financing revenues	$8.0	$(0.4)	$8.4	$(0.8)	$9.2
Financing expenses	0.6	0.0	0.6	(0.4)	0.2
Financing operations segment profit	$7.4	$(0.4)	$7.8	$(1.2)	$9.0
Gross profit as % revenue	92.5%		92.8%		98.3%

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

Financing revenues decreased $0.4 million in 2018 compared to 2017. IHOP interest income decreased by $0.9 million due to the progressive decline in interest income from the financing of franchise fees and equipment leases as note balances are repaid, partially offset by interest income on Applebee's notes from franchisees. IHOP interest income decreased by $1.2 million between 2017 and 2016 due to the decline in interest revenue as note balances are repaid. The remaining minor variances in financing revenues and expenses are due to changes in sales and cost of sales of equipment associated with reacquired IHOP franchise restaurants subsequently refranchised to new franchisees. Sales of equipment associated with reacquired IHOP restaurants are, by nature, unpredictable and variable in any given year.

Company Operations		Favorable (Unfavorable) Variance		Favorable (Unfavorable) Variance
	2018		2017		2016
	(In millions, except number of restaurants)
Effective Company Restaurants:(1)
Applebee’s	3	3	—	—	—
IHOP	—	(5)	5	(5)	10

Company restaurant sales	$7.1	$(0.4)	$7.5	$(9.9)	$17.4
Company restaurant expenses	5.9	1.9	7.8	10.4	18.2
Company restaurant segment profit (loss)	$1.2	$1.5	$(0.3)	$0.5	$(0.8)
Gross profit (loss) as % revenue	17.1%		(3.6)%		(4.9)%
___________________________________________________________________________________________________
(1) Effective Company Restaurants are the weighted average number of company-operated restaurants open in a given fiscal period, adjusted to account for company-operated restaurants open for only a portion of the period.

As discussed above under “Events Impacting Comparability of Financial Information,” over the past two years we have entered into transactions impacting the company-operated restaurants of both brands. On December 13, 2018, we acquired 69 Applebee's restaurants in North and South Carolina from a former Applebee's franchisee. In June 2017, we refranchised nine of our ten company-operated IHOP restaurants in the Cincinnati, Ohio market area; the one restaurant not refranchised was closed. The table above reflects our operation of 69 Applebee's restaurants for approximately three weeks in 2018, the operations of 10 IHOP restaurants for approximately six months in 2017 and the operation of 10 IHOP restaurants for 52 weeks in 2016. As a result, comparisons of revenues and expenses between those years are not meaningful and the amount of gross profit or loss generated in any year was not significant.

From time to time, we have operated IHOP restaurants reacquired from franchisees on a temporary basis until those restaurants are refranchised and we may reacquire both IHOP and Applebee's restaurants on a temporary basis in the future. There were no such restaurants under temporary operation at December 31, 2018.

General and Administrative Expenses		Favorable (Unfavorable) Variance		Favorable (Unfavorable) Variance
	2018		2017		2016
	(In millions)
	$166.7	$(1.0)	$165.7	$(16.8)	$148.9

G&A expenses increased $1.0 million in 2018 compared to 2017. Personnel-related costs increased $19.1 million, primarily due to higher costs of stock-based and other incentive compensation, partially offset by a decrease of $8.8 million in costs related to the 2017 executive separation costs discussed above under “Events Impacting Comparability of Financial Information” that did not recur. The net increase of $10.3 million in personnel-related costs was partially offset by a $7.5 million decrease in professional services costs and a $1.4 million decrease in recruiting/relocation costs, as well as smaller decreases in other cost categories. The decrease in professional services costs was due primarily to the increased usage of third-party consultants in 2017 related to Applebee's stabilization initiatives discussed below; similar utilization did not recur in 2018.

G&A expenses increased $16.8 million in 2017 compared to 2016, primarily due to charges of $8.8 million related to the executive separation costs discussed above under “Events Impacting Comparability of Financial Information.” Additionally, we incurred $8.6 million of costs related to Applebee's stabilization initiatives, primarily costs of third-party consultants engaged to assess the decline in Applebee's traffic and same-restaurant sales, to provide actionable recommendations to stabilize the decline and to assist with franchisee health initiatives. All other G&A expenses declined $0.6 million, due primarily to a $1.5 million decrease in recruiting and relocation costs, a $1.1 million decrease in professional services and a $1.1 million decrease in conference and travel costs, partially offset by a $3.2 million increase in personnel-related costs. The increase in personnel-related costs was primarily due to salary and benefit costs for open management positions that were filled during 2016, partially offset by lower costs of incentive compensation.

Impairment of Goodwill and Intangible Assets		Favorable (Unfavorable) Variance		Favorable (Unfavorable) Variance
	2018		2017		2016
	(In millions)
Impairment of goodwill	$—	$358.2	$358.2	$—	$—
Impairment of tradename	—	173.4	173.4	—	—
Total	$—	$531.6	$531.6	$—	$—

As discussed above under “Events Impacting Comparability of Financial Information,” we recognized an impairment of Applebee's goodwill of $358.2 million and an impairment of Applebee's tradename of $173.4 million in 2017. After the impairments, the balances of goodwill and the tradename intangible asset allocated to the Applebee's franchise unit as of September 30, 2017 were $328.5 million and $479.0 million, respectively. We adopted the guidance in FASB Accounting Standards Update 2017-04 on January 1, 2017; accordingly, the amount of the goodwill impairment was determined as the amount by which the carrying amount of the goodwill exceeded the fair value of the Applebee's franchise reporting unit that was estimated in the quantitative test.

We performed our annual test of goodwill and intangible assets for impairment on a qualitative basis in the fourth quarter of 2018. In performing that analysis we considered, among other things, Applebee's key performance indicators during 2018 and what, if any, impact that performance had on the long-term forecast of future trends in sales, operating expenses, overhead expenses, depreciation, capital expenditures and changes in working capital that had been used in performing a quantitative impairment test in the third quarter of 2017. We also considered the current market price of our common stock, the favorable impact of the Tax Act on future cash flows and the impact these changes would have on an appropriate discount rate. As a result of the qualitative test, we concluded it was not more likely than not that the fair value of the Applebee's franchise reporting unit is less than its carrying amount and therefore, a quantitative test of impairment was not necessary.

Other Income and Expense Items		Favorable (Unfavorable) Variance		Favorable (Unfavorable) Variance
	2018		2017		2016
	(In millions)
Interest expense	$61.7	$0.3	$62.0	$(0.5)	$61.5
Amortization of intangible assets	10.1	(0.1)	10.0	(0.0)	10.0
Closure and other impairment charges	2.1	1.9	4.0	1.1	5.1
Debt refinancing costs	2.5	(2.5)	—	—	—
(Gain) loss on disposition of assets	(0.6)	(5.7)	(6.3)	7.1	0.8
Total	$75.8	$(6.1)	$69.7	$7.7	$77.4

Interest Expense

Interest expense has been substantially consistent for each of the past three years.

Amortization of Intangible Assets

Amortization of intangible assets primarily relates to franchising rights arising from the November 2007 acquisition of Applebee's and has been substantially consistent for each of the past three years. See Note 7 - Other Intangible Assets, of the Notes to the Consolidated Financial Statements for additional information.

Closure and Other Impairment Charges		Favorable (Unfavorable) Variance		Favorable (Unfavorable) Variance
	2018		2017		2016
	(In millions)
Closure charges	$2.0	$1.9	$3.9	(2.7)	$1.2
Kansas City lease exit costs	—	—	—	2.9	2.9
Long-lived tangible asset impairments	0.1	—	0.1	0.9	1.0
Total closure and impairment charges	$2.1	$1.9	$4.0	$1.1	$5.1

Closure Charges
Approximately $1.8 million of closure charges for the year ended December 31, 2018 related to one IHOP company-operated restaurant closed during 2018, with the remainder primarily related to adjustments to the estimated reserve for IHOP and Applebee's restaurants closed prior to 2018. Approximately $2.2 million of closure charges for the year ended December 31, 2017 related to one IHOP company-operated restaurant closed during 2017, with the remainder primarily related to adjustments to the estimated reserve for IHOP and Applebee's restaurants closed prior to 2017. Approximately $0.7 million of closure charges for the year ended December 31, 2016 related to one IHOP franchise restaurant and one Applebee's restaurant closed during 2016, with the remainder related to adjustments to the estimated reserve for IHOP and Applebee's restaurants closed prior to 2016.
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
Long-lived Tangible Asset Impairments
Long-lived tangible asset impairment charges for the year ended December 31, 2018 and 2017 were insignificant. Long-lived tangible asset impairment charges for the year ended December 31, 2016 comprised a charge of $0.6 million for one IHOP company-operated restaurant and charges totaling $0.4 million of individually insignificant charges at eight IHOP company-operated restaurants. The Company evaluated the causal factors of all impairments of long-lived assets as they were recorded in each year and concluded they were based on factors specific to each asset and not potential indicators of an impairment of other long-lived assets.

Debt Refinancing Costs

During the year ended December 31, 2018, we explored opportunities related to possible refinancing of our long-term debt. As discussed in additional detail under “Liquidity and Capital Resources,” on September 5, 2018, certain subsidiaries of the Company entered into a financing facility that allows for drawings of up to $225 million of variable funding notes on a revolving basis and the issuance of letters of credit (the “2018 Variable Funding Notes”). In connection with the 2018 Variable Funding Notes, on September 5, 2018, we repaid $20 million, representing the entire outstanding principal amount of our $100 million revolving financing facility under certain Series 2014-1 Class A-1 Notes (the “2014 Class A-1 Notes”) and terminated the corresponding Class A-1 Note Purchase Agreement, dated September 30, 2014 (the “2014 Note Purchase Agreement”). In connection with the termination of the 2014 Note Purchase Agreement, we recognized as expense $0.9 million of remaining unamortized issuance costs associated with the 2014 Class A-1 Notes.

We incurred $1.6 million of costs in evaluating options with respect to refinancing our current securitization debt. After completing the evaluation, we did not consummate a refinancing transaction and the entire $1.6 million was charged to expense during the year ended December 31, 2018.

The combined total related to these transactions of $2.5 million is reported as “Debt refinancing costs” in the Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2018.

(Gain) Loss on Disposition of Assets

There were no individually significant transactions in 2018. In June 2017, we completed the refranchising and sale of related restaurant assets of nine company-operated IHOP restaurants in the Cincinnati, Ohio market area. As part of the transaction, we entered into an asset purchase agreement, nine franchise agreements and nine sublease agreements for land and buildings. The Company compared the stated rent under the sublease agreements with comparable market rents and recorded net favorable lease assets of $2.3 million related to the transaction. The Company also received cash of $1.1 million and a note receivable for $4.8 million. After allocating a portion of the consideration to franchise fees and derecognition of the assets sold, we recognized a gain of $6.3 million on the refranchising and sale of the nine restaurants. There were no individually significant transactions in 2016.

Income Tax Benefit (Provision)		Favorable (Unfavorable) Variance		Favorable (Unfavorable) Variance
	2018		2017		2016
	(In millions)
Income tax (provision) benefit	$(30.2)	$(115.8)	$85.6	$142.4	$(56.8)
Effective tax rate	27.4%	(7.4)%	20.0%	16.0%	36.0%
The income tax provision will vary from period to period for two primary reasons: a change in pretax book income and a change in the effective tax rate. Changes in our pretax book income between 2018 and 2017 and between 2017 and 2016 are addressed in the preceding sections of “Results of Operations - Fiscal 2018, 2017 and 2016.”
On December 22, 2017, the President of the United States of America signed into law the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act contains significant changes to corporate taxes, including a permanent reduction of the corporate tax rate from 35% to 21% effective January 1, 2018. The reduction in the corporate rate requires a one-time revaluation of certain tax-related assets and liabilities. As a result of the revaluation of our deferred tax assets and liabilities at December 31, 2017, we recorded a one-time tax benefit of approximately $66.5 million.  We have completed analyzing the Tax Act and refined our calculations as December 31, 2018.
The 2018 effective tax rate of 27.4% applied to pretax book income was higher than the statutory Federal tax rate of 21% primarily due to unrecognized tax benefits related to IRS audit and state and local income taxes, offset by applying a lower state tax rate to the deferred tax balances.
The 2017 effective tax rate of 20.0% applied to pretax book loss was lower than the statutory Federal tax rate of 35% primarily due to the non-deductibility of the impairment of Applebee’s goodwill for federal income tax purposes, which partially offsets the income tax benefit resulted from the revaluation of our deferred taxes at the federal tax rate of 21% in accordance with the Tax Act. See Note 16 - Income Taxes, of the Notes to Consolidated Financial Statements for additional information on differences between our effective tax rate and the statutory Federal tax rate.
The 2016 effective tax rate of 36.0% applied to pretax book income was higher than the statutory Federal tax rate of 35% primarily due to state and local income taxes, offset by applying a lower state tax rate to the deferred tax balances.
As of each reporting date, we consider new evidence, both positive and negative, that could impact our view with regards to future realization of deferred tax assets. As of December 31, 2018, management determined that it is more likely than not that the benefit from foreign tax credit carryforward will not be realized. In recognition of this risk, management provided a valuation allowance of $0.4 million on the deferred tax assets related to the foreign tax credit carryforward.

Liquidity and Capital Resources of the Company
Long-Term Debt

On September 30, 2014, Applebee’s Funding LLC and IHOP Funding LLC (each a “Co-Issuer”), each a special purpose, wholly-owned indirect subsidiary of the Company, issued $1.3 billion of Series 2014-1 4.277% Fixed Rate Senior Notes, Class A-2 (the “Class A-2 Notes”) in an offering exempt from registration under the Securities Act. The Co-Issuers also entered into a revolving financing facility of Series 2014-1 Variable Funding Senior Notes Class A-1 (the “2014 Variable Funding Notes”), which allowed for drawings of up to $100 million of 2014 Variable Funding Notes and the issuance of letters of credit. The Class A-2 Notes and the 2014 Variable Funding Notes are referred to collectively as the “Notes.” The Notes were issued in a securitization transaction pursuant to which substantially all our domestic revenue-generating assets and our domestic intellectual property, are held by the Co-Issuers and certain other special-purpose, wholly-owned indirect subsidiaries of the Company (the “Guarantors”) that act as guarantors of the Notes and that have pledged substantially all their assets to secure the Notes.

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

While the Notes are outstanding, payment of principal and interest is required to be made on the Class A-2 Notes on a quarterly basis. The quarterly principal payment of $3.25 million on the Class A-2 Notes may be suspended when the leverage ratio for the Company and its subsidiaries is less than or equal to 5.25x. In general, the leverage ratio is our indebtedness divided by adjusted EBITDA for the four preceding quarterly periods. The complete definitions of all calculation elements of the leverage ratio are contained in the Base Indenture filed as Exhibit 4.1 to our Form 8-K filed with the SEC on October 3, 2014 (“Base Indenture”). Exceeding the leverage ratio of 5.25x does not violate any covenant related to the Notes. As of December 31, 2018, our leverage ratio was 4.90x. We made four principal payments of $3.25 million each during 2018; we do not anticipate we will be required to make any principal payments during 2019.

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

Variable Funding Notes

In connection with the issuance of the Class A-2 Notes, the Co-Issuers entered into a revolving financing facility that allowed for the drawings of up to $100 million of 2014 Variable Funding Notes and the issuance of letters of credit. The 2014 Variable Funding Notes were issued under the Indenture and allowed for drawings on a revolving basis. On September 5, 2018 (the “Closing Date”), the Co-Issuers entered into a financing facility that allows for drawings of up to $225 million of variable funding notes on a revolving basis and the issuance of letters of credit (the “2018 Variable Funding Notes”). The 2018 Variable Funding Notes were issued under the Base Indenture and the Series 2018-1 Supplement to the Base Indenture, dated September 5, 2018, among the Co-Issuers and Citibank, N.A., as Trustee and the 2018-1 Securities Intermediary (“Series 2018-1 Supplement”). In connection therewith, the Company terminated the corresponding Class A-1 Note Purchase Agreement.

Drawings and certain additional terms related to the 2018 Variable Funding Notes are governed by the Class A-1 Note Purchase Agreement, dated September 5, 2018, among the Co-Issuers, certain special-purpose, wholly-owned indirect subsidiaries of the Company, each as a Guarantor, the Corporation, as manager, certain conduit investors, financial institutions and funding agents, and Barclays Bank PLC, as provider of letters credit, swingline lender and administrative agent (the “2018 Purchase Agreement”).

The 2018 Variable Funding Notes will be governed, in part, by the 2018 Purchase Agreement and by certain generally applicable terms contained in the Base Indenture and the Series 2018-1 Supplement. The applicable interest rate under the 2018 Variable Funding Notes depends on the type of borrowing by the Co-Issuers. The applicable interest rate for advances is generally calculated at a per annum rate equal to the commercial paper funding rate or one-, two-, three- or six-month Eurodollar Funding Rate, in either case, plus 2.15%. There is an upfront fee of 1% and a fee of 50 basis points on any unused portion of the 2018 Variable Funding Notes facility. The applicable interest rate for swingline advances and unreimbursed draws on outstanding letters of credit is a per annum base rate equal to the sum of (a) 1.15% plus (b) the greater of (i) the Prime Rate in effect from time to time, (ii) the Federal Funds Rate in effect from time to time plus 0.50% and (iii) the one-month Eurodollar Funding Rate plus 1.00%. Undrawn face amounts of outstanding letters of credit that are not cash collateralized accrue a fee of 2.15% per annum. It is anticipated that the principal and interest on the 2018 Variable Funding Notes will be repaid in full on or prior to September 7, 2021 (the “Anticipated Repayment Date”), subject to four additional one-year extensions at the option of the Company upon the satisfaction of certain conditions. The 2018 Variable Funding Notes and other credit instruments issued under the 2018 Purchase Agreement are secured by the collateral described in the Base Indenture and the Guarantee and Collateral Agreement, dated September 30, 2014, by certain special-purpose, wholly-owned indirect subsidiaries of the Company, each as a Guarantor, in favor of Citibank, N.A., as Trustee (the “Guarantee and Collateral Agreement”).

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

Prior to the termination of the 2014 Purchase Agreement referenced above, during fiscal 2018 we borrowed and repaid a total of $30.0 million in 2014 Variable Funding Notes, inclusive of $20.0 million repaid September 5, 2018 representing the entire then-outstanding principal amount of the 2014 Variable Funding Notes. The maximum amount of 2014 Variable Funding Notes outstanding during the year ended December 31, 2018 was $30.0 million and the weighted average interest rate on 2014 Variable Funding Notes outstanding during the year ended December 31, 2018 was 4.5%.

During the year ended December 31, 2018 we borrowed $45.0 million in 2018 Variable Notes and repaid $20.0 million, leaving $25.0 million outstanding at December 31, 2018. The maximum amount of 2018 Variable Funding Notes outstanding during the year ended December 31, 2018 was $25.0 million and the weighted average interest rate on the 2018 Variable Funding Notes for the period outstanding was 4.93%. Additionally, at December 31, 2018, $3.1 million was pledged against the 2018 Variable Funding Notes for outstanding letters of credit, leaving $196.9 million of 2018 Variable Funding Notes available for borrowings. The letters of credit are used primarily to satisfy insurance-related collateral requirements.

We incurred costs of approximately $3.6 million in connection with the establishment of the 2018 Variable Funding Notes facility. These debt issuance costs are being amortized using the effective interest method over the estimated three-year life of the 2018 Variable Funding Notes. Unamortized debt issuance costs of $3.3 million are reported as other long-term assets in the Consolidated Balance Sheets at December 31, 2018.

In connection with the termination referenced above of the 2014 Purchase Agreement, we recognized as expense $0.9 million of unamortized debt issuance costs associated with the 2014 Variable Funding Notes. In addition, we incurred costs of $1.6 million associated with the evaluation of various alternatives for refinancing our securitized indebtedness that were also charged to expense. These costs totaling $2.5 million are reported as “Debt refinancing costs” in the Consolidated Statements of Comprehensive Income (Loss).

Guarantees and Collateral

Under the Guarantee and Collateral Agreement, the Guarantors guarantee the obligations of the Co-Issuers under the Indenture and related documents and secure the guarantee by granting a security interest in substantially all their assets.

The Notes are secured by a security interest in substantially all the assets of the Co-Issuers and the Guarantors (collectively, the “Securitization Entities”). As of September 30, 2014, these assets (the “Securitized Assets”) generally included substantially all the domestic revenue-generating assets of the Company and its subsidiaries, which principally consist of franchise agreements, area license agreements, development agreements, franchisee fee notes, equipment leases, agreements related to the production and sale of pancake and waffle dry-mixes, owned and leased real property and intellectual property.

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

Our DSCR for the reporting period ended December 31, 2018 was 4.58x.
Based on our current level of operations, we believe that our cash flow from operations, available cash and available borrowings under our 2018 Variable Funding Notes will be adequate to meet our liquidity needs during 2019.
We will be required to adopt new guidance with respect to accounting for leases beginning with the first fiscal quarter of 2019. Upon implementation of the guidance, lease-related liabilities will be recognized at the present value of the remaining contractual fixed lease payments, discounted using the Company’s incremental borrowing rate. Lease-related assets, or right-of-use assets, will be recognized at an amount equal to the respective lease liabilities, adjusted for accrued lease payments, lease incentives and impairment due shortfall of projected amounts to be received compared to projected amounts to be paid in lease/sublease agreements. The Company expects adoption of the standard will have the impact of increasing its consolidated assets and liabilities by approximately $400 million. We do not believe there will be a material impact on out Consolidated Statements of Comprehensive Income (Loss) or Consolidated Statements of Cash Flows. Recognition of a lease liability related to operating leases will not impact any covenants related to our long-term debt because our debt agreements specify that covenant ratios be calculated using U.S. GAAP in effect at the time the debt agreements were entered.

Cash Flows		Favorable (Unfavorable) Variance		Favorable (Unfavorable) Variance
	2018		2017		2016
	(In millions)
Net cash provided by operating activities	$140.3	$74.6	$65.7	$(52.4)	$118.1
Net cash (used in) provided by investing activities	(14.8)	(22.5)	7.7	(4.8)	12.5
Net cash used in financing activities	(88.3)	7.5	(95.8)	41.4	(137.2)
Net increase (decrease) in cash, cash equivalents and restricted cash	$37.2	$59.6	$(22.4)	$(15.8)	$(6.6)
Operating Activities
Cash provided by operating activities is primarily driven by revenues earned and collected from our franchisees, and profit from our rental operations and financing operations. Franchise revenues primarily consist of royalties, advertising and franchise fees from Applebee's and IHOP franchised restaurants and sales of proprietary products by IHOP, each of which fluctuates with increases or decreases in franchise retail sales. Franchise retail sales are impacted by the development of IHOP and Applebee's restaurants by our franchisees and by fluctuations in same-restaurant sales. Rental operations profit is rental income less rental expenses. Rental income includes revenues from operating leases and interest income from direct financing leases. Rental income is impacted by fluctuations in same-restaurant sales as some operating leases include a provision for contingent rent based on retail sales and by a progressive decline in rental income as leases expire. Rental expenses are costs of prime operating leases and interest expense on prime capital leases on franchisee-operated restaurants. Interest expense on prime capital leases also declines progressively as lease obligations are repaid. Financing operations revenue consists of interest income from the financing of franchise fees and equipment leases as well as periodic sales of restaurant equipment. Financing income is impacted by a progressive decline in interest revenue as the obligations financed are repaid. Financing expenses are primarily the cost of restaurant equipment.
Cash provided by operating activities increased $74.6 million in 2018 compared to 2017. Our net income plus the non-cash reconciling items shown in our statements of cash flows (primarily impairment charges, depreciation, deferred taxes and stock-based compensation) increased $25.8 million from 2017. This change was primarily due to an increase in gross profit and a lower corporate tax rate. Additionally, net changes in working capital provided cash of $30.4 million during 2018 compared to using cash of $18.4 million during 2017. This favorable change of $48.8 million between years primarily resulted from the timing of prepaid rent (a favorable change between years of approximately $16 million), the change in net income tax receivables (favorable $16 million), the increased accrual of incentive compensation to be paid in 2019 (favorable $14 million) and a favorable change in accounts receivable of $12 million due to improved collections from Applebee's franchisees. These favorable changes were partially offset by a $17 million unfavorable change between years in accounts payable, primarily due to the timing of payments for marketing accruals.

Cash provided by operating activities decreased $52.4 million in 2017 compared to 2016. Our net income plus the non-cash reconciling items shown in our statements of cash flows (primarily impairment charges, depreciation, deferred taxes and stock-based compensation) decreased $45.8 million from 2016. This decrease was primarily due to a decline in gross profit from Applebee's franchise operations and the increase in G&A expenses discussed in preceding sections of the MD&A. Additionally, net changes in working capital used cash of $18.4 million during 2017 compared to using cash of $11.8 million during 2016. This unfavorable change of $6.6 million primarily resulted from an increase in accounts receivable of $12 million, an increase in current tax assets and liabilities of $8 million and the prepayment of approximately $8 million in rent, partially offset by a decrease in payments of incentive compensation (smaller payments in the first quarter of 2017 for 2016 bonuses compared to first quarter 2016 payments for 2015 bonuses). The increase in accounts receivable was due in part slow payment of receivables by certain Applebee's franchisees.

Investing Activities

Net cash used in investing activities in 2018 was primarily attributable to our acquisition of 69 Applebee's restaurants for $20.2 million (See Note 18 - Acquisition of Business, of the Notes to Consolidated Financial Statements), capital expenditures of $14.3 million and loans to franchisees of $6.5 million. These investing outflows were partially offset by $25.8 million of principal receipts from notes, equipment contracts and other long-term receivables.

Net cash provided by investing activities in 2017 was primarily attributable to $20.5 million of principal receipts from notes, equipment contracts and other long-term receivables partially offset by $13.3 million of capital expenditures. The increase in capital expenditures compared to 2016 was primarily due to spending in information technology infrastructure projects.

The following table represents the timing of principal receipts on various long-term receivables due from our franchisees as of December 31, 2018:

	Principal Receipts Due By Period
	2019	2020	2021	2022	2023	Thereafter	Total
	(In millions)
Equipment leases(1)	$8.5	$9.0	$8.9	$8.6	$8.1	$22.7	$65.8
Direct financing leases(2)	11.2	11.2	9.6	7.2	3.1	2.6	44.9
Other notes(3)	4.8	5.2	4.4	4.1	3.9	6.6	29.0
Total	$24.5	$25.4	$22.9	$19.9	$15.1	$31.9	$139.7
________________________________________________

(1)	Equipment lease receivables extend through the year 2029.

(2)	Direct financing lease receivables extend through the year 2036.

(3)	Other notes receivable extend through the year 2028.
Financing Activities
Financing activities used net cash of $88.3 million during 2018. The primary uses of cash in financing activities consisted of cash dividends paid to stockholders totaling $51.1 million, repurchases of our common stock totaling $33.6 million repayments of capital lease obligations of $13.9 million, repayment of long-term debt of $13.0 million and payment of issuance costs of the 2018 Variable Funding Notes of $3.6 million. These outflows were partially offset by net borrowings under revolving credit facilities of $25.0 million and a net cash inflow of $2.0 million related to equity awards. As discussed above under “Class A-2 Notes,” we must make a principal payment on long-term debt of $3.25 million each quarter if our leverage ratio is greater than 5.25x. We do not anticipate we will be required to make any such payments in 2019.

Financing activities used net cash of $95.8 million during 2017. The primary uses of cash in financing activities consisted of cash dividends paid to stockholders totaling $69.8 million, repayments of capital lease and financing obligations of $12.9 million, repurchases of our common stock totaling $10.0 million and a repayment of long-term debt of $3.25 million. There was a net cash inflow of $0.2 million related to equity awards.

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

		Favorable (Unfavorable) Variance		Favorable (Unfavorable) Variance
	2018		2017		2016
	(In millions)
Cash flows provided by operating activities	$140.3	$74.6	$65.7	$(52.4)	$118.1
Net receipts from notes and equipment receivables	14.9	4.3	10.6	0.6	10.0
Additions to property and equipment	(14.3)	(1.0)	(13.3)	(7.7)	(5.6)
Adjusted free cash flow	$140.9	$77.9	$63.0	$(59.5)	$122.5

The increase in adjusted free cash flow in 2018 compared to 2017 was primarily due to the increase in cash provided by operating activities discussed above and the balloon payoff of one equipment contract receivable. The decrease in adjusted free cash flow in 2017 compared to 2016 was primarily due to the decrease in cash provided by operating activities discussed above and an increase in capital expenditures.

At December 31, 2018, our cash and cash equivalents totaled $137.2 million, including $52.2 million of cash held for gift card programs and IHOP advertising funds.

Capital Allocation

Dividends

During the fiscal years ended December 31, 2018, 2017 and 2016, we declared and paid dividends on common stock as shown in Note 12 - Stockholders' Deficit, of the Notes to the Consolidated Financial Statements included in this report.

On February 20, 2019, our Board of Directors approved payment of a cash dividend of $0.69 per share of common stock, payable at the close of business on April 5, 2019 to the stockholders of record as of the close of business on March 20, 2019.

Share Repurchases

In October 2015, the Company's Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $150 million of the Company's common stock (the “2015 Repurchase Program”) on an opportunistic basis from time to time in open market transactions and in privately negotiated transactions based on business, market, applicable legal requirements and other considerations. The 2015 Repurchase Program, as approved by the Board of Directors, does not require the repurchase of a specific number of shares and can be terminated at any time. In February 2019, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $200 million of the Company’s common stock (“2019 Repurchase Program”) on an opportunistic basis from time to time in the open market or in privately negotiated transactions based on business, market, applicable legal requirements and other considerations.  The 2019 Repurchase Program, as approved by the Board of Directors, does not require the repurchase of a specific number of shares and can be terminated at any time.  In connection with the approval of the 2019 Repurchase Program, the Board of Directors terminated the prior repurchase program approved in October 2015 which had authorized the Company to repurchase up to $150 million of the Company’s common stock.

A summary of shares repurchased under the 2015 Repurchase Program, during the year ended December 31, 2018 and cumulatively, is as follows:

2015 Repurchase Program	Shares	Cost of shares
		(In millions)
Repurchased during the year ended December 31, 2018	478,839	$34.9
Cumulative repurchases as of December 31, 2018	1,479,496	$117.8
Remaining dollar value of shares that may be repurchased	n/a	$32.2

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

From time to time, we also repurchase shares owned and tendered by employees to satisfy tax withholding obligations on the vesting of restricted stock awards. Shares are deemed purchased at the closing price of our common stock on the vesting date. See Part II, Item 5 for detail on all share repurchase activity during the fourth quarter of 2018.

Off-Balance Sheet Arrangements
We have obligations for guarantees on certain franchisee lease agreements, as disclosed below in “Contractual Obligations and Commitments” and Note 11 - Commitments and Contingencies, of the Notes to Consolidated Financial Statements. Other than such guarantees, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K as of December 31, 2018.

Contractual Obligations and Commitments
The following are our significant contractual obligations and commitments as of December 31, 2018:

	Payments Due By Period
Contractual Obligations	1 Year	2 - 3 Years	4 - 5 Years	More than 5 Years	Total
	(In millions)
Debt(1)	$79.9	$1,379.8	$—	$—	$1,459.7
Operating leases	91.2	168.4	122.8	210.6	593.0
Capital leases(1)	21.0	35.4	25.9	63.5	145.8
Financing obligations(1)	5.1	10.7	10.1	50.4	76.3
Purchase commitments	171.2	0.1	—	—	171.3
Unrecognized income tax benefits(2)	1.0	—	—	4.2	5.2
Total minimum payments	369.4	1,594.4	158.8	328.7	2,451.3
Less interest	(66.7)	(116.4)	(15.2)	(30.2)	(228.5)
Total	$302.7	$1,478.0	$143.6	$298.5	$2,222.8
(1) Includes interest calculated on balances as of December 31, 2018 using interest rates in effect as of December 31, 2018.
(2) While up to $1.0 million is expected to be paid within one year, there is no contractual obligation to do so. For the remaining liability, due to the uncertainties related to these tax matters, we are unable to make a reasonably reliable estimate when a cash settlement with a taxing authority will occur.

	Expiration By Period
Commitments	1 Year	2 - 3 Years	4 - 5 Years	More than 5 Years	Total
	(In millions)
Lease guarantees(3)	$16.7	$31.3	$29.2	$207.1	$284.3
Letters of credit(4)	3.1	—	—	—	3.1
Food purchases(5)	8.4	—	—	—	8.4
Total	$28.2	$31.3	$29.2	$207.1	$295.8
(3) This amount represents the maximum potential liability for future payment guarantees under leases that have been assigned to third-party buyers of Applebee's company-operated restaurants and expire at the end of the respective lease terms, which range from 2018 through 2048. See Note 11 - Commitments and Contingencies, of the Notes to Consolidated Financial Statements for additional information.
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
Revenue Recognition
We recognize revenue from our franchise and company-operated restaurants in accordance with Accounting Standards Codification 606 - Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, revenue is recognized upon transfer of control of promised services or goods to customers in an amount that reflects the consideration we expect to receive for those services or goods. Our rental and financing revenues are recognized in accordance with other U.S. GAAP accounting standards and are not subject to ASC 606.
In determining the amount and timing of revenue from contracts with customers, we make judgments as to whether uncertainty as to collectibility of the consideration that we are owed precludes recognition of the revenue on an accrual basis.

These judgments are based on the facts specific to each circumstance. Primary factors considered include past payment history and our subjective assessment of the likelihood of receiving payment in the future. The timing of recognition does not require significant judgment as it is based on either the term of the franchise agreement, the month of reported sales by the franchisee or the date of product shipment, none of which require estimation.
Significant judgments with respect to rental revenues are discussed below under Leases. We do not have to make significant judgments with respect to revenues from our company-operated restaurants or our financing operations.
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
In performing a quantitative test for impairment of goodwill, we primarily use the income approach method of valuation that includes the discounted cash flow method and the market approach that includes the guideline public company method to determine the fair value of goodwill and intangible assets. Significant assumptions made by management in estimating fair value under the discounted cash flow model include future trends in sales, operating expenses, overhead expenses, depreciation, capital expenditures and changes in working capital, along with an appropriate discount rate based on our estimated cost of equity capital and after-tax cost of debt. Significant assumptions used to determine fair value under the guideline public company method include the selection of guideline companies and the valuation multiples applied.
In the process of a quantitative test, if necessary, of the Applebee's tradename intangible asset, we primarily use the relief of royalty method under the income approach method of valuation. Significant assumptions used to determine fair value under the relief of royalty method include future trends in sales, a royalty rate and a discount rate to be applied to the forecast revenue stream.
There is an inherent degree of uncertainty in preparing any forecast of future results. Future trends in system-wide sales are dependent to a significant extent on national, regional and local economic conditions, and, to a lesser extent, on global economic conditions, particularly those conditions affecting the demographics of the guests that frequently patronize Applebee's restaurants. Accordingly, there are a number of potential events that could reasonably be expected to negatively affect the forecast of system-wide sales, including a decrease in customers' disposable income available for discretionary spending (because of circumstances such as job losses, credit constraints, higher housing costs, increased tax rates, energy costs, interest rates or other costs) or a decrease in the perceived wealth of customers (because of circumstances such as lower residential real estate values, increased foreclosure rates, increased tax rates or other economic disruptions). As a result, our business could experience a decline in sales and/or customer traffic as potential customers choose lower-cost alternatives (such as quick-service restaurants) or other alternatives to dining out. Additionally, negative trends in the availability of credit and in expenses such as interest rates and the cost of construction materials could affect our franchisees' ability to maintain and remodel existing restaurants. Any decreases in customer traffic or average customer check due to these or other reasons could reduce gross sales at franchise restaurants, resulting in lower royalty and other payments from franchisees. This could reduce the profitability of franchise restaurants, potentially impacting the ability of franchisees to make royalty payments owed to us when due (which could adversely impact our current cash flow from franchise operations) and negatively impacting franchisees’ ability to develop new restaurants (which could adversely impact our future cash flows from franchise operations).
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

Accounting Standards Adopted in the Current Fiscal Year
See Note 2 - Basis of Presentation and Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements included in this report for a description of accounting standards we adopted in fiscal 2018.

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
Interest Rate Risk
The significant majority of our long-term debt outstanding at December 31, 2018 was issued at a fixed interest rate (see Note 8 - Long-Term Debt, of the Notes to Consolidated Financial Statements). We are only exposed to interest rate risk on borrowings under our Series 2018-1Variable Funding Senior Notes Class A-1 (the “2018 Variable Funding Notes”). We had outstanding borrowings of $25 million as of December 31, 2018. A 1.0% increase or decrease in interest rates would increase or decrease our annual interest expense by $0.25 million.
We do not engage in speculative transactions nor do we hold or issue financial instruments for trading purposes. We had no material amounts of derivative instruments at December 31, 2018 and did not hold any material amount of derivative instruments during the year ended December 31, 2018.
Investments in instruments earning a fixed rate of interest carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. We currently do not hold any fixed rate investments.
Based on our cash and cash equivalents and restricted cash, as of 2018, a 1% increase in interest rates would increase our annual interest income by approximately $0.6 million. A 1% decline in interest rates would decrease our annual interest income by less than $0.6 million as the majority of our cash and cash equivalents and restricted cash are currently yielding less than 1%.

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
The Company and owners of Applebee's and IHOP franchise restaurants are members of CSCS, a Co-op that manages procurement activities for the Applebee's and IHOP restaurants that belong to the Co-op. We believe the larger scale created by combining the supply chain requirements of both brands under one organization can provide cost savings and efficiency in the purchasing function. As of December 31, 2018, 100% of Applebee's domestic franchise restaurants and 99% of IHOP domestic franchise restaurants are members of CSCS. In some instances, IHOP and Applebee's may be required to guarantee their purchase of any remaining inventory of certain food and other items purchased by CSCS for the purpose of supplying limited time promotions on behalf of the Applebee's and IHOP systems as a whole. None of these food product guarantees is a derivative instrument. At December 31, 2018, our outstanding guarantees for food product purchases were $8.4 million.

International Currency Exchange Rate Risk
We have minimal exposure to international currency exchange rate fluctuations. Revenue derived from all international country operations comprised less than 3% of total consolidated revenue for the year ended December 31, 2018, such that a hypothetical concurrent 10% adverse change in the currency of every international country in which our franchisees operate restaurants would have a negative impact of less than 0.3% of our consolidated revenue.

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Dine Brands Global, Inc. and Subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Dine Brands Global, Inc. and Subsidiaries (the Company) as of December 30, 2018 and December 31, 2017, the related consolidated statements of comprehensive income (loss), stockholders’ (deficit) equity and cash flows for each of the three years in the period ended December 30, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 30, 2018 and December 31, 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 30, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2019 expressed an unqualified opinion thereon.
Adoption of Topic 606
As discussed in Note 2 to the consolidated financial statements, the Company changed its method for recognizing revenue as a result of the adoption of Accounting Standards Codification 606, Revenue from Contracts with Customers (Topic 606) effective January 1, 2018.
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

/s/ ERNST & YOUNG LLP
Los Angeles, California
February 21, 2019

Dine Brands Global, Inc. and Subsidiaries Consolidated Balance Sheets (In thousands, except share amounts)

	December 31,
Assets	2018	2017
		(as adjusted)
Current assets:
Cash and cash equivalents	$137,164	$117,010
Receivables, net	137,504	140,188
Restricted cash	48,515	31,436
Prepaid gift card costs	38,195	40,725
Prepaid income taxes	17,402	43,654
Other current assets	3,410	12,615
Total current assets	382,190	385,628
Long-term receivables, net	103,102	126,570
Other intangible assets, net	585,889	582,787
Goodwill	345,314	339,236
Property and equipment, net	240,264	199,585
Deferred rent receivable	77,069	82,971
Non-current restricted cash	14,700	14,700
Other non-current assets, net	26,152	4,135
Total assets	$1,774,680	$1,735,612

Liabilities and Stockholders' Deficit
Current liabilities:
Current maturities of long-term debt	$25,000	$12,965
Accounts payable	43,468	55,028
Gift card liability	160,438	164,441
Dividends payable	11,389	17,748
Current maturities of capital lease and financing obligations	14,031	14,193
Accrued employee compensation and benefits	27,479	13,547
Deferred franchise revenue, short-term	10,138	11,001
Other accrued expenses	24,243	16,001
Total current liabilities	316,186	304,924
Long-term debt, net, less current maturities	1,274,087	1,269,849
Capital lease obligations, less current maturities	87,762	61,895
Financing obligations, less current maturities	38,482	39,200
Deferred income taxes, net	105,816	117,669
Deferred franchise revenue, long-term	64,557	70,432
Deferred rent payable	62,744	69,112
Other non-current liabilities	27,319	18,071
Total liabilities	1,976,953	1,951,152
Commitments and contingencies
Stockholders' deficit:
Common stock, $0.01 par value; shares: 40,000,000 authorized; 2018 - 24,984,898 issued, 17,644,267 outstanding; 2017 - 25,022,312 issued, 17,993,124 outstanding	250	250
Additional paid-in-capital	237,726	276,408
Retained earnings (accumulated deficit)	10,414	(69,940)
Accumulated other comprehensive loss	(60)	(105)
Treasury stock, at cost; shares: 2018 - 7,340,631; 2017 - 7,029,188	(450,603)	(422,153)
Total stockholders' deficit	(202,273)	(215,540)
Total liabilities and stockholders' deficit	$1,774,680	$1,735,612

See the accompanying notes to the consolidated financial statements.

Dine Brands Global, Inc. and Subsidiaries Consolidated Statements of Comprehensive Income (Loss) (In thousands, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
Revenues:		(as adjusted)
Franchise revenues:
Royalties, franchise fees and other	$375,640	$360,253	$377,855
Advertising revenue	268,294	234,165	260,116
Total franchise revenues	643,934	594,418	637,971
Rental revenues	121,934	121,437	123,037
Financing revenues	7,979	8,352	9,191
Company restaurant sales	7,084	7,518	17,367
Total revenues	780,931	731,725	787,566
Cost of revenues:
Franchise expenses:
Advertising expenses	269,590	243,096	260,116
Other franchise expenses	61,029	50,890	33,384
Total franchise expenses	330,619	293,986	293,500
Rental expenses	90,756	90,592	91,540
Financing expenses	597	598	155
Company restaurant expenses	5,872	7,838	18,224
Total cost of revenues	427,844	393,014	403,419
Gross profit	353,087	338,711	384,147
General and administrative expenses	166,683	165,679	148,935
Interest expense	61,686	61,979	61,479
Amortization of intangible assets	10,105	10,009	9,981
Closure and other impairment charges	2,107	3,968	5,092
Debt refinancing costs	2,523	—	—
(Gain) loss on disposition of assets	(625)	(6,249)	809
Impairment of goodwill and intangible assets	—	531,634	—
Income (loss) before income tax (provision) benefit	110,608	(428,309)	157,851
Income tax (provision) benefit	(30,254)	85,559	(56,849)
Net income (loss)	80,354	(342,750)	101,002
Other comprehensive income (loss), net of tax:
Adjustment to unrealized loss on available-for-sale investments	50	—	—
Foreign currency translation adjustment	(5)	2	—
Total comprehensive income (loss)	$80,399	$(342,748)	$101,002
Net income (loss) available to common stockholders:
Net income (loss)	$80,354	$(342,750)	$101,002
Less: Net (income) loss allocated to unvested participating restricted stock	(2,711)	6,768	(1,430)
Net income (loss) available to common stockholders	$77,643	$(335,982)	$99,572
Net income (loss) available to common stockholders per share:
Basic	$4.43	$(18.96)	$5.52
Diluted	$4.37	$(18.96)	$5.49
Weighted average shares outstanding:
Basic	17,533	17,725	18,030
Diluted	17,789	17,740	18,125

Dividends declared per common share	$2.52	$3.88	$3.73
Dividends paid per common share	$2.86	$3.88	$3.68
See the accompanying notes to the consolidated financial statements.

Dine Brands Global, Inc. and Subsidiaries Consolidated Statements of Stockholders' (Deficit) Equity (In thousands)

	Common Stock				Accumulated Other Comprehensive Loss	Treasury Stock
	Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)		Shares	Cost	Total
Balance at December 31, 2015	18,535	$252	$286,952	$351,923	$(107)	6,651	$(371,797)	$267,223
Adoption of ASC 606	—	—	—	(59,641)	—	—	—	(59,641)
Net income (as adjusted)	—	—	—	101,002	—	—	—	101,002
Other comprehensive loss	—	—	—	—	—	—	—	—
Purchase of Company common stock	(650)	—	—	—	—	650	(55,343)	(55,343)
Reissuance of treasury stock	137	—	(3,468)	—	—	(137)	4,877	1,409
Net issuance of shares for stock plans	(19)	(1)	1	—	—	—	—	—
Repurchase of restricted shares for taxes	(33)		(2,859)	—	—	—	—	(2,859)
Stock-based compensation	—	—	10,926	—	—	—	—	10,926
Tax benefit from stock-based compensation	—	—	1,132	—	—	—	—	1,132
Dividends on common stock	—	—	125	(67,833)	—	—	—	(67,708)
Balance at December 31, 2016	17,970	251	292,809	325,451	(107)	7,165	(422,263)	196,141
Net loss (as adjusted)	—	—	—	(342,750)	—	—	—	(342,750)
Other comprehensive gain	—	—	—	—	2	—	—	2
Purchase of Company common stock	(146)	—	—	—	—	146	(10,003)	(10,003)
Reissuance of treasury stock	281	—	(7,478)	—	—	(281)	10,113	2,635
Net issuance of shares for stock plans	(71)	(1)	1	—	—	—	—	—
Repurchase of restricted shares for taxes	(41)	—	(2,396)	—	—	—	—	(2,396)
Stock-based compensation	—	—	10,783	—	—	—	—	10,783
Dividends on common stock	—	—	407	(52,641)	—	—	—	(52,234)
Dividends on common stock in excess of retained earnings	—	—	(17,718)	—	—	—	—	(17,718)
Balance at December 31, 2017	17,993	250	276,408	(69,940)	(105)	7,029	(422,153)	(215,540)
Net income	—	—	—	80,354	—	—	—	80,354
Other comprehensive gain	—	—	—	—	45	—	—	45
Purchase of Company common stock	(479)	—	—	—	—	479	(34,929)	(34,929)
Reissuance of treasury stock	167	—	(2,551)	—	—	(167)	6,479	3,928
Net issuance of shares for stock plans	(11)	—	—	—	—	—	—	—
Repurchase of restricted shares for taxes	(27)	—	(1,972)	—	—	—	—	(1,972)
Stock-based compensation	—	—	10,546	—	—	—	—	10,546
Dividends on common stock in excess of retained earnings	—	—	(44,705)	—	—	—	—	(44,705)
Balance at December 31, 2018	17,644	$250	$237,726	$10,414	$(60)	7,341	$(450,603)	$(202,273)
See the accompanying notes to the consolidated financial statements.

Dine Brands Global, Inc. and Subsidiaries Consolidated Statements of Cash Flows (In thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net income (loss)	$80,354	$(342,750)	$101,002
Adjustments to reconcile net income (loss) to cash flows provided by operating activities:
Impairment of goodwill and intangible assets	—	531,634	—
Deferred income taxes	(11,847)	(136,127)	(12,714)
Depreciation and amortization	32,175	30,648	30,606
Non-cash interest expense	3,792	3,364	3,218
Closure and other impairment charges	2,038	3,834	2,621
Non-cash stock-based compensation expense	10,546	10,752	10,926
Tax benefit from stock-based compensation	—	—	1,132
Excess tax benefit from stock options exercised	—	—	(1,019)
(Gain) loss on disposition of assets	(623)	(6,285)	809
Other	(6,526)	(10,980)	(6,674)
Changes in operating assets and liabilities:
Accounts receivable, net	3,149	(8,430)	3,820
Current income tax receivables and payables	8,119	(8,490)	(909)
Gift card receivables and payables	(1,488)	(3,322)	(4,288)
Prepaid expenses and other current assets	10,425	(8,247)	(156)
Accounts payable	(9,940)	7,208	89
Accrued employee compensation and benefits	13,183	(1,126)	(10,476)
Other current liabilities	6,989	4,050	123
Cash flows provided by operating activities	140,346	65,733	118,110
Cash flows from investing activities
Principal receipts from notes, equipment contracts and other long-term receivables	25,771	20,486	18,689
Proceeds from sale of property and equipment	655	1,100	—
Acquisition of business	(20,155)	—	—
Additions to property and equipment	(14,279)	(13,370)	(5,637)
Additions to long-term receivables	(6,500)	—	—
Other	(293)	(541)	(503)
Cash flows (used in) provided by investing activities	(14,801)	7,675	12,549
Cash flows from financing activities
Borrowings from revolving credit facilities	75,000	—	—
Repayments of revolving credit facilities	(50,000)	—	—
Repayment of long-term debt	(13,000)	(3,250)	—
Dividends paid on common stock	(51,125)	(69,790)	(67,429)
Repurchase of Dine Brands Global common stock	(33,603)	(10,003)	(55,343)
Principal payments on capital lease and financing obligations	(13,907)	(12,949)	(13,978)
Payment of debt issuance costs	(3,633)	—	—
Proceeds from stock options exercised	3,928	2,635	1,409
Tax payments for restricted stock upon vesting	(1,972)	(2,396)	(2,859)
Excess tax benefit from stock options exercised	—	—	1,019
Cash flows used in financing activities	(88,312)	(95,753)	(137,181)
Net change in cash, cash equivalents and restricted cash	37,233	(22,345)	(6,522)
Cash, cash equivalents and restricted cash at beginning of year	163,146	185,491	192,013
Cash, cash equivalents and restricted cash at end of year	$200,379	$163,146	$185,491
Supplemental disclosures
Interest paid	$66,059	$67,522	$69,051
Income taxes paid	$34,246	$59,528	$69,812
Non-cash conversion of accounts receivable to notes receivable	$11,959	$5,286	$—
See the accompanying notes to the consolidated financial statements.

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

1. The Company
The first International House of Pancakes® (“IHOP”) restaurant opened in 1958 in Toluca Lake, California. Shortly thereafter, the Company began developing and franchising additional restaurants. The Company was incorporated as IHOP Corp. under the laws of the State of Delaware in 1976. In November 2007, the Company acquired Applebee's International, Inc., which became a wholly-owned subsidiary of the Company. Effective June 2, 2008, the name of the Company was changed to DineEquity, Inc. and on February 20, 2018, the name of the Company was changed to Dine Brands Global, Inc.SM (“Dine Brands Global”). The Company owns, franchises and operates two restaurant concepts: Applebee's Neighborhood Grill + Bar® (“Applebee's”), in the bar and grill segment within the casual dining category of the restaurant industry, and IHOP in the family dining category of the restaurant industry.
As of December 31, 2018, there were 1,831 IHOP® restaurants, of which 1,669 were subject to franchise agreements and 162 were subject to area license agreements. These IHOP restaurants were located in all 50 states of the United States, the District of Columbia, three United States territories and 12 countries outside the United States. As of December 31, 2018, there were 1,837 Applebee's® restaurants, of which 1,768 were subject to franchise agreements and 69 were company-operated restaurants. These Applebee's restaurants were located in all 50 states of the United States, two United States territories and 13 countries outside the United States.
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
Fiscal Periods
The Company has a 52/53 week fiscal year that ends on the Sunday nearest to December 31 of each year. In a 52-week fiscal year, each fiscal quarter contains 13 weeks, comprised of two, four-week fiscal months followed by a five-week fiscal month. In a 53-week fiscal year, the last month of the fourth fiscal quarter contains six weeks. For convenience, the Company refers to its fiscal years as ending on December 31 and its fiscal quarters as ending on March 31, June 30 and September 30. The 2018 fiscal year ended December 30, 2018 and contained 52 weeks. The 2017 fiscal year ended December 31, 2017 and contained 52 weeks; the 2016 fiscal year ended January 1, 2017 and contained 52 weeks.
Use of Estimates
The preparation of financial statements in conformity with United States generally accepted accounting principles (“U.S. GAAP”) requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities, if any, at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates are made in the calculation and assessment of the following: impairment of tangible and intangible assets and goodwill; income taxes; allowance for doubtful accounts and notes receivables; lease accounting estimates; contingencies; and stock-based compensation. On an ongoing basis, the Company evaluates its estimates based on historical experience, current conditions and various other assumptions that are believed to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates.
Concentration of Credit Risk
The Company's cash, cash equivalents, restricted cash and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents are placed with financial institutions that management believes are creditworthy. The Company does not believe that it is exposed to any significant credit risk on cash and cash equivalents. At times, cash and cash equivalent balances may be in excess of FDIC insurance limits.
Accounts receivable are derived from revenues earned from franchisees and area licensees located primarily in the United States. Financing receivables arise from the financing of restaurant equipment, leases or franchise fees with the Company by IHOP franchisees. The Company is subject to a concentration of credit risk with respect to receivables from franchisees that

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

own a large number of Applebee's or IHOP restaurants. As of December 31, 2018, there were two franchisees that owned 400 or more restaurants each (one Applebee's franchisee and one franchisee with cross-brand ownership). These franchisees operated 877 Applebee's and IHOP restaurants in the United States, which comprised 26.3% of the total Applebee's and IHOP franchise and area license restaurants in the United States. Revenues from these franchisees represented 19.8%, 19.3%, and 18.9% of total consolidated revenue for the years ended December 31, 2018, 2017 and 2016, respectively. One franchisee represented 11.9% of total consolidated revenue for the year ended December 31, 2018. No single franchisee represented more than 10% of total consolidated revenue for the years ended December 31, 2017 and 2016. Receivables from these franchisees totaled $17.5 million and $24.0 million at December 31, 2018 and 2017, respectively.
Cash and Cash Equivalents
The Company considers all highly liquid investment securities with remaining maturities at the date of purchase of three months or less to be cash equivalents. These cash equivalents are stated at cost which approximates market value. Cash held related to IHOP advertising funds and the Company's gift card programs is not considered to be restricted cash as there are no restrictions on the use of these funds. Total cash balances related to the IHOP advertising funds and the Company's gift card programs were $52.2 million and $57.1 million as of December 31, 2018 and 2017, respectively.
Restricted Cash
Current
Current restricted cash of $48.5 million at December 31, 2018 consisted of $42.3 million of funds required to be held in trust in connection with the Company's securitized debt and $6.2 million of funds from Applebee's franchisees pursuant to franchise agreements, usage of which was restricted to advertising activities. Current restricted cash of $31.4 million at December 31, 2017 primarily consisted of $29.3 million of funds required to be held in trust in connection with the Company's securitized debt and $2.1 million of funds from Applebee's franchisees pursuant to franchise agreements, usage of which was restricted to advertising activities.
Non-current
Non-current restricted cash of $14.7 million as of December 31, 2018 and 2017 represents interest reserves required to be set aside for the duration of the securitized debt.
Property and Equipment
Property and equipment are stated at cost, net of accumulated depreciation. Properties under capital leases are stated at the present value of the minimum lease payments. Depreciation is computed using the straight-line method over the estimated useful lives of the assets or remaining useful lives. Leasehold improvements and properties under capital leases are amortized on a straight-line basis over their estimated useful lives or the lease term, if less. The Company has capitalized certain costs incurred in connection with the development of internal-use software which are included in equipment and fixtures in Note 5 - Property and Equipment, of the Notes to the Consolidated Financial Statements and are amortized over the expected useful life of the asset. The general ranges of depreciable and amortizable lives are as follows:

Category	Depreciable Life
Buildings and improvements	25 - 40 years
Leaseholds and improvements	Shorter of primary lease term or between three to 40 years
Equipment and fixtures	Three to five years
Internal-use software	Three to 10 years
Properties under capital leases	Primary lease term or remaining primary lease term
Long-Lived Assets
On a regular basis, the Company assesses whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets (primarily assets related to property and equipment leased or subleased to franchisees) may not be recoverable. The Company tests impairment using historical cash flows and other relevant facts and circumstances as the primary basis for estimates of future cash flows. The Company considers factors such as the number of years the franchisee's restaurant has been in operation, sales trends, cash flow trends, remaining lease life and other factors which apply on a case-by-case basis. The analysis is performed at the restaurant level for indicators of permanent impairment.

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
See Note 13 - Closure and Other Impairment Charges, of the Notes to the Consolidated Financial Statements for additional information.
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
Goodwill has been allocated to three reporting units. The significant majority of the Company's goodwill resulted from the November 29, 2007 acquisition of Applebee's and was allocated to the Applebee's franchised restaurants unit (“Applebee's franchise unit”). Smaller amounts of goodwill arising from other business combinations have been allocated to IHOP franchised restaurants unit (“IHOP franchise unit”) and the Applebee's company restaurants unit (“Applebee's company unit”). See Note 6 - Goodwill, of the Notes to the Consolidated Financial Statements for additional information.
The Company evaluates the goodwill of the Applebee's franchise unit and the indefinite-lived Applebee's tradename for impairment as of October 31 of each year and will evaluate the goodwill of the Applebee's company unit as of October 31 of each year. The Company evaluates the goodwill of the IHOP franchise unit for impairment as of December 31 of each year. In addition to the annual evaluation for impairment, goodwill and indefinite-lived intangible assets are evaluated more frequently if the Company believes indicators of impairment exist.
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
In performing the quantitative test for impairment of goodwill, the Company primarily uses the income approach method of valuation that includes the discounted cash flow method and the market approach that includes the guideline public company method. Significant assumptions used to determine fair value under the discounted cash flow method include expected future trends in sales, operating expenses, overhead expenses, capital expenditures and changes in working capital, along with an appropriate discount rate based on the Company's estimated cost of equity capital and after-tax cost of debt. Significant assumptions used to determine fair value under the guideline public company method include the selection of guideline companies and the valuation multiples applied. The Company adopted the guidance in Accounting Standards Update 2017-04 effective January 1, 2017; accordingly, the Company measures impairment as the excess of a reporting unit's carrying amount over its fair value as determined by the quantitative test described above.
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

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Revenue Recognition
The Company's revenues are recorded in four categories: franchise operations, rental operations, financing operations and company restaurant operations. Franchise revenue (which comprises most of the Company's revenues) and revenue from company-operated restaurants are recognized in accordance with Accounting Standards Codification 606 - Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, revenue is recognized upon transfer of control of promised services or goods to customers in an amount that reflects the consideration the Company expects to receive for those services or goods. The Company's rental and financing revenues are recognized in accordance with other U.S. GAAP accounting standards and are not subject to ASC 606.
Franchise Revenue
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

In determining the amount and timing of revenue from contracts with customers, the Company exercises significant judgment with respect to collectibility of the amount; however, the timing of recognition does not require significant judgment as it is based on either the franchise term, the month of reported sales by the franchisee or the date of product shipment, none of which require estimation.
The Company does not incur a significant amount of contract acquisition costs in conducting its franchising activities. The Company believes its franchising arrangements do not contain a significant financing component.
Any excess or deficiency of advertising fee revenue compared to advertising expenditures, is recognized in the fourth quarter of the Company's fiscal year. Any excess of revenue over expenditures is recognized only to the extent of previously recognized deficits.
Company Restaurant Revenue
Company restaurant revenue comprises retail sales at company-operated restaurants. Sales by company-operated restaurants are recognized when food and beverage items are sold. Company restaurant sales are reported net of sales taxes collected from guests that are remitted to the appropriate taxing authorities.

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Rental operations revenue includes revenue from operating leases and interest income from direct financing leases. See Basis of Presentation and Summary of Significant Accounting Policies - Leases.
Financing operations revenue consists primarily of interest income from the financing of franchise fees and equipment leases, as well as sales of equipment associated with refranchised IHOP restaurants.
The Company administers gift card programs for Applebee's and IHOP. The Company records a liability in the period in which a gift card is sold and recognizes costs associated with its administration of the gift card programs as prepaid assets when the costs are incurred. The liability and prepaid asset recorded on the Company's books are relieved when gift cards are redeemed. If redemption occurs at a franchisee-operated restaurant, the gift card revenue, net of costs, is remitted to the franchisee. The Company receives gift card breakage revenue only from gift cards redeemed at company-operated restaurants. Breakage revenue for gift cards redeemed at company-operated restaurants for the years ended December 31, 2018, 2017 and 2016 was not material.
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
Leases
The Company is the lessor or sub-lessor of the properties on which 676 IHOP restaurants and one Applebee's restaurant is located. The restaurants are subleased to franchisees or, in a few instances, were operated by the Company. The Company's IHOP leases generally provide for an initial term of 20 to 25 years, with most having one or more five-year renewal options at the Company's option. The rental payments or receipts on leases that meet the operating lease criteria are recorded as rental expense or rental income, respectively. Rental expense and rental income for these operating leases are recognized on the straight-line basis over the original terms of the leases. Any difference between straight-line rent expense or income and actual amounts paid or received represents deferred rent and is included in the consolidated balance sheets as other assets or other liabilities, as appropriate.
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
There is potential for variability in the rent holiday period, which begins on the possession date and ends on the restaurant open date, during which no cash rent payments are typically due under the terms of the lease. Factors that may affect the length of the rent holiday period generally relate to construction related delays. Extension of the rent holiday period due to delays in restaurant openings will result in greater pre-opening rent expense recognized during the rent holiday period and lesser occupancy expense during the rest of the lease term (post-opening).

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
Advertising
Advertising fees included as franchise revenue for the years ended December 31, 2018, 2017 and 2016 were $268.3 million, $234.2 million and $260.1 million, respectively.
Advertising expense reflected in the Consolidated Statements of Comprehensive Income (Loss) includes local marketing advertising costs incurred by company-operated restaurants, contributions to the national advertising fund made by Applebee's and IHOP and certain advertising costs incurred by the Company to benefit future franchise operations. Costs of advertising are typically expensed either as incurred or the first time the advertising takes place. When advertising revenues exceed the related advertising expenses, advertising costs are accrued up to the amount of revenues. Advertising expense included in company restaurant operations for the years ended December 31, 2018, 2017 and 2016 was $0.3 million, $0.3 million, and $0.8 million, respectively.
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
The fair values of non-current financial instruments, determined based on Level 2 inputs, are shown in the following table:

	December 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Long-term debt, net of debt issuance costs	$1,299.1	$1,280.9	$1,282.8	$1,265.5

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. A valuation allowance is recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. The Company also determines its tax contingencies in accordance with U.S. GAAP governing the accounting for contingencies. The Company records estimated tax liabilities to the extent the contingencies are probable and can be reasonably estimated. The Company recognizes interest accrued related to unrecognizable tax benefits and penalties as a component of the income tax provision recognized in the Consolidated Statements of Comprehensive Income (Loss).

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

Stock-Based Compensation

Members of the Board of Directors and certain employees are eligible to receive stock options, restricted stock, restricted stock units and performance units pursuant to the Dine Brands Global, Inc. 2016 Stock Incentive Plan. Shares of unvested restricted stock are subject to restrictions on transfer and forfeiture under certain circumstances. The holder of unvested restricted stock has the right to vote and receive regular cash dividends with respect to the shares of unvested restricted stock.

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

The grant date fair value of restricted stock and stock-settled restricted stock units is determined based on the Company's stock price on the grant date. The Company estimates the grant date fair value of stock option awards using the Black-Scholes option pricing model, which considers, among other factors, a risk-free interest rate, the expected life of the award and the historical volatility of the Company's stock price. The Company estimates the grant date fair value of awards with performance-based market conditions using a Monte Carlo simulation method which considers, among other factors, the performance-based market condition, a risk-free interest rate, the expected life of the award and the historical volatility of the Company's stock price. Awards of cash-settled restricted stock units are classified as liabilities with the liability and compensation expense related to cash-settled awards adjusted to fair value at each balance sheet date.
Net Income (Loss) Per Share
Net income (loss) per share is calculated using the two-class method prescribed in U.S. GAAP. Basic net income (loss) per share is computed by dividing the net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income available to common stockholders for the period by the weighted average number of common shares and potential shares of common stock outstanding during the period if their effect is dilutive. The Company uses the treasury stock method to calculate the weighted average shares used in the diluted earnings per share calculation. Potentially dilutive common shares include the assumed exercise of stock options and assumed vesting of restricted stock.
Other Comprehensive Income (Loss)
For the years ended December 31, 2018, 2017 and 2016, the income tax benefit or provision allocated to items of other comprehensive income (loss) was not significant.

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
Dividends
Dividends declared on common stock are recorded as a reduction of retained earnings to the extent retained earnings are available at the close of the period prior to the date of the declared dividend. Dividends declared in excess of retained earnings are recorded as a reduction of additional paid-in capital.
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
Franchise Segment
As of December 31, 2018, the franchise operations reportable segment consisted of 1,768 restaurants operated by Applebee's franchisees in the United States, two United States territories and 13 countries outside the United States and 1,831 restaurants operated by IHOP franchisees and area licensees in the United States, three United States territories and 12 countries outside the United States. Franchise operations revenue consists primarily of royalties and advertising fees based on a percentage of the franchisee's gross sales, sales of proprietary products (primarily IHOP pancake and waffle dry-mixes) and franchise fees.
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
Company Segment
As of December 31, 2018, the Company operated 69 Applebee's restaurants that were acquired from a former franchisee in December 2018. See Note 18 - Acquisition of Business, of the Notes to the Consolidated Financial Statements for additional information. The company segment presented in these financial statements consists of approximately three weeks of operations of these 69 Applebee's restaurants in 2018 as well as 10 IHOP restaurants operated until June 2017. All company-operated restaurants were located in the United States. Company restaurant sales are retail sales at company-operated restaurants. Company restaurant expenses are operating expenses at company-operated restaurants and include food, beverage, labor, benefits, utilities, rent and other operating costs.
 Accounting Standards Adopted Effective January 1, 2018
On January 1, 2018, the Company adopted the guidance of ASC 606. The Company adopted this change in accounting principles using the full retrospective method. Accordingly, previously reported financial information has been adjusted to reflect the application of ASC 606 to all comparative periods presented. The Company utilized all the practical expedients for

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

adoption allowed under the full retrospective method. The Company believes utilization of the practical expedients did not have a significant impact on the consolidated financial statements of the periods presented herein.
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
Adoption of ASC 606 impacted our previously reported Consolidated Balance Sheet as follows:

	Balance at December 31, 2017, as reported	Adjustments/Reclassifications Due to ASC 606 adoption	Balance at December 31, 2017, as adjusted
	(In thousands)
Assets:
Receivables, net	$150,174	$(9,986)	$140,188
Long-term receivables, net	131,212	(4,642)	126,570

Liabilities:
Deferred franchise revenue (short-term)	—	11,001	11,001
Other accrued expenses	17,780	(1,779)	16,001
Deferred franchise revenue (long-term)	—	70,432	70,432
Other non-current liabilities	23,003	(4,932)	18,071
Deferred income taxes, net	138,177	(20,508)	117,669

Equity:
Accumulated deficit	$(1,098)	$(68,842)	$(69,940)
In conjunction with its adoption of ASC 606, the Company has separated “franchise and restaurant revenues” and “franchise and restaurant expenses,” previously combined when reported in the Statement of Comprehensive Income (Loss) for the years ended December 31, 2017 and 2016, into separate line items for franchise revenues/expense and company restaurant sales/expense as follows:

	Year ended December 31,
	2017	2016
	(in thousands)
Franchise and restaurant revenues, as combined	$475,030	$501,745

Franchise revenues	$467,512	$484,378
Company restaurant sales	7,518	17,367
	$475,030	$501,745

Franchise and restaurant expenses, as combined	$171,983	$162,860

Franchise expenses	164,145	144,636
Company restaurant expenses	7,838	$18,224
	$171,983	$162,860

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Adoption of ASC 606 impacted our previously reported Consolidated Statement of Comprehensive Income (Loss) for the year ended December 31, 2017, as follows:

	Year ended December 31, 2017, as reported	Adjustments due to ASC 606 adoption	Year ended December 31, 2017, as adjusted
	(In thousands)
Franchise revenues (as shown separately above)	$467,512	$126,906	$594,418
Franchise expenses (as shown separately above)	164,145	129,841	293,986
Loss before income tax benefit	(425,374)	(2,935)	(428,309)
Income tax benefit	94,835	(9,276)	85,559
Net loss	(330,539)	(12,211)	(342,750)
Net loss per share:
Basic	$(18.28)		$(18.96)
Diluted	$(18.28)		$(18.96)

Recognition of Applebee's advertising revenue and expense comprised $120.9 million of the revenue adjustment and all the expense adjustment. Approximately $6.0 million of the revenue adjustment is due to the change in method of recognizing franchise and development fees.
Adoption of ASC 606 impacted our previously reported Consolidated Statement of Comprehensive Income (Loss) for the year ended December 31, 2016, as follows:

	Year ended December 31, 2016, as reported	Adjustments due to ASC 606 adoption	Year ended December 31, 2016, as adjusted
	(In thousands)
Franchise revenues (as shown separately above)	$484,378	$153,593	$637,971
Franchise expenses (as shown separately above)	144,636	148,864	293,500
Income before income tax provision	153,122	4,729	157,851
Income tax provision	(55,130)	(1,719)	(56,849)
Net income	97,992	3,010	101,002
Net income per share:
Basic	$5.36		$5.52
Diluted	$5.33		$5.49
Recognition of Applebee's advertising revenue and expense comprised $148.9 million of the revenue adjustment and all the expense adjustment. Approximately $4.7 million of the revenue adjustment is due to the change in method of recognizing franchise and development fees.

Additional new accounting guidance became effective for the Company as of January 1, 2018 that the Company reviewed and concluded was either not applicable to the Company's operations or had no material effect on the Company's consolidated financial statements.

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

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

In February 2016, the FASB issued new guidance with respect to the accounting for leases. The new guidance will require lessees to recognize a right-of-use asset and a lease liability for virtually all leases, other than leases with a term of 12 months or less, and to provide additional disclosures about leasing arrangements. Accounting by lessors is largely unchanged from existing accounting guidance. The Company will be required to adopt the new guidance beginning with its first fiscal quarter of 2019. In July 2018, the FASB modified the new guidance to provide for transition adoption using either 1) a modified retrospective approach with periods prior to the adoption date being recast or 2) a prospective adoption approach with a cumulative-effect adjustment recognized to the opening balance of retained earnings on the adoption date with prior periods not recast. Prior to modification, the first transition adoption method was the only method available. The Company will use the prospective approach to its adoption of the new lease guidance. The Company has elected to use the package of practical expedients available for implementation of the new guidance that will allow it to not reassess as of the adoption date expired or existing contracts with respect to attributes such as lease classification, lease term and initial direct costs.

Upon implementation of the guidance, lease-related liabilities will be recognized at the present value of the remaining contractual fixed lease payments, discounted using the Company’s incremental borrowing rate. Lease-related assets, or right-of-use assets, will be recognized at an amount equal to the respective lease liabilities, adjusted for accrued lease payments, lease incentives and impairment due shortfall of projected amounts to be received compared to projected amounts to be paid in lease/sublease agreements. Operating lease expense will continue to be recognized on a straight-line basis over the lease term, while variable lease payments will continue to be expensed as incurred.

The Company expects adoption of the standard will have the impact of increasing its consolidated assets and liabilities by approximately $400 million. The Company expects adoption of the standard will not have a material impact on its Consolidated Statements of Comprehensive Income (Loss) or Consolidated Statements of Cash Flows. Recognition of the lease liability related to operating leases will not impact any covenants related to the Company's long-term debt because the debt agreements specify that covenant ratios be calculated using U.S. GAAP in effect at the time the debt agreements were entered.

In conjunction with the adoption, the Company implemented internal controls to properly record and account for its lease portfolio in accordance with the new guidance.

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

In August 2018, the FASB issued guidance designed to improve the effectiveness of disclosures by removing, modifying and adding disclosures related to fair value measurements. The Company will be required to adopt the new guidance beginning with its first fiscal quarter of 2020; early adoption in any interim period after issuance of the new guidance is permitted. The Company is currently assessing the impact this guidance will have on its consolidated financial statements; the Company does not expect to adopt the new guidance early.

In August 2018, the FASB issued new guidance on the accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. The guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with existing guidance for capitalizing implementation cost incurred to develop or obtain internal-use software. The guidance also provides presentation and disclosure requirements for such capitalized costs. The Company will be required to adopt the new guidance beginning with its first fiscal quarter of 2020; early adoption in any interim period after issuance of the new guidance is permitted. The Company is currently assessing the impact this guidance will have on its consolidated financial statements; the Company does not expect to adopt the new guidance early.

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

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

3. Revenue Disclosures

The following table disaggregates our franchise revenue by major type for the years ended December 31, 2018, 2017 and 2016:

	Year ended December 31,
	2018	2017	2016
	(In thousands)
Franchise Revenue:
Royalties	$311,568	$297,817	$315,848
Advertising fees	268,294	234,165	260,116
Pancake and waffle dry mix sales and other	52,108	50,538	52,117
Franchise and development fees	11,964	11,898	9,890
Total franchise revenue	$643,934	$594,418	$637,971

Accounts receivable from franchisees as of December 31, 2018 and 2017 were $62.6 million (net of allowance of $4.6 million) and $66.2 million (net of allowance of $22.2 million), respectively, and were included in receivables, net in the Consolidated Balance Sheets.

Changes in the Company's contract liability for deferred franchise and development fees during the year ended December 31, 2018 are as follows:

Deferred Franchise Revenue (short- and long-term)
(In thousands)
Balance at December 31, 2017	$81,433
Recognized as revenue during the year ended December 31, 2018	(11,220)
Fees deferred during the year ended December 30, 2018	4,482
Balance at December 31, 2018	$74,695

The balance of deferred revenue as of December 31, 2018 is expected to be recognized as follows:

(In thousands)
2019	$10,138
2020	8,227
2021	7,682
2022	7,156
2023	6,585
Thereafter	34,907
Total	$74,695

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

4. Receivables	2018	2017
	(In millions)
Accounts receivable	$63.0	$84.2
Gift card receivables	47.9	51.6
Notes receivable	28.9	11.3
Financing receivables:
Equipment leases receivable	65.8	79.3
Direct financing leases receivable	44.9	55.7
Franchise fee notes receivable	0.2	0.3
Other	7.1	6.5
	257.8	288.9
Less: allowance for doubtful accounts and notes receivable	(17.2)	(22.2)
	240.6	266.8
Less: current portion	(137.5)	(140.2)
Long-term receivables	$103.1	$126.6
Accounts receivable primarily includes receivables due from franchisees and distributors. Gift card receivables consist primarily of amounts due from third-party vendors. Interest is not charged on gift card receivables.
Notes receivable primarily relate to the conversion of certain franchisee accounts receivable to notes receivable, cash loans made to franchisees and a note receivable in connection with the sale of IHOP restaurants (See Note 20 - Refranchising of Company-operated Restaurants. of the Notes to Consolidated Financial Statements). The notes bear interest averaging 4.8% and 4.6% per annum at December 31, 2018 and 2017, respectively, and are collateralized by the franchise.
Financing receivables primarily relate to IHOP franchise development activity prior to 2003 when IHOP typically leased or purchased the restaurant site, built and equipped the restaurant then franchised the restaurant to a franchisee. IHOP provided the financing for the franchise fee, leasing of the equipment and the leasing or subleasing of the site. Equipment lease contracts are due in equal weekly installments, primarily bear interest averaging 9.9% and 9.7% per annum at December 31, 2018 and 2017, respectively, and are collateralized by the equipment. The term of an equipment lease contract coincides with the term of the corresponding restaurant building lease. The IHOP franchise fee notes have a term of five to eight years and are due in equal weekly installments, primarily bear interest averaging 5.6% and 5.9% per annum at December 31, 2018 and 2017, respectively, and are collateralized by the franchise. Where applicable, franchise fee notes, equipment contracts and building leases contain cross-default provisions wherein a default under one constitutes a default under all. There is not a disproportionate concentration of credit risk in any geographic area.
The primary indicator of the credit quality of financing receivables is delinquency. As of December 31, 2018 and 2017, approximately $0.1 million and $0.1 million, respectively, of financing receivables were delinquent more than 90 days.
The following table summarizes the activity in the allowance for doubtful accounts and notes receivable:

Allowance for Doubtful Accounts	(In millions)
Balance at December 31, 2015	$1.2
Provision	2.8
Charge-offs	(0.9)
Balance at December 31, 2016	3.1
Provision	20.3
Charge-offs	(1.2)
Balance at December 31, 2017	22.2
Provision	10.3
Charge-offs	(15.3)
Balance at December 31, 2018	$17.2

As of December 31, 2018 and 2017, approximately $0.1 million and $0.1 million, respectively, of the allowance for doubtful accounts related to financing receivables.

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

5. Property and Equipment
Property and equipment by category is as follows:

	2018	2017
	(In millions)
Leaseholds and improvements	$255.7	$252.2
Equipment and fixtures	90.1	90.1
Properties under capital lease	100.3	61.4
Buildings and improvements	57.9	57.9
Land	56.4	56.4
Construction in progress	3.7	1.8
Property and equipment, gross	564.1	519.8
Less: accumulated depreciation and amortization	(323.8)	(320.2)
Property and equipment, net	$240.3	$199.6
The Company recorded depreciation expense on property and equipment of $22.1 million, $20.6 million and $20.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Accumulated depreciation and amortization includes accumulated amortization for properties under capital lease in the amount of $46.2 million and $43.2 million at December 31, 2018 and 2017, respectively.

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

6. Goodwill
The significant majority of the Company's goodwill arose from the November 29, 2007 acquisition of Applebee's. Changes in the carrying amount of goodwill for the years ended December 31, 2018, 2017 and 2016 are as follows:

	Applebee's Franchise Unit	Applebee's Company Unit	IHOP Franchise Unit	Total
	(In millions)
Balance at December 31, 2015	$686.6	$—	$10.8	$697.4
Balance at December 31, 2016	686.6	—	10.8	697.4
Impairment	(358.2)	—	—	(358.2)
Balance at December 31, 2017	328.4	—	10.8	339.2
Acquisition of business	—	6.1	—	6.1
Balance at December 31, 2018	$328.4	$6.1	$10.8	$345.3
Gross and net carrying amounts of goodwill at December 31, 2018 and 2017 are as follows:

	December 31, 2018			December 31, 2017
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In millions)
Applebee's Franchise Unit	$686.6	$(358.2)	$328.4	$686.6	$(358.2)	$328.4
Applebee's Company Unit	6.1	—	6.1	—	—	—
IHOP Franchise Unit	10.8	—	10.8	10.8	—	10.8
Total	$703.5	$(358.2)	$345.3	$697.4	$(358.2)	$339.2
The Company assesses goodwill for impairment in accordance with its policy described in Note 2 - Basis of Presentation and Summary of Significant Accounting Policies.
In the fourth quarter of fiscal 2018, the Company performed a qualitative assessment of the goodwill of the Applebee's franchise unit and the IHOP franchise unit and concluded it was more-likely-than-not that the fair values exceeded the respective carrying amounts. In performing that analysis the Company considered, among other things, Applebee's key performance indicators during 2018 and what, if any, impact that performance had on the long-term forecast of future trends in sales, operating expenses, overhead expenses, depreciation, capital expenditures and changes in working capital that had been used in performing a quantitative impairment test in the third quarter of 2017. The Company also considered the current market price of its common stock, the favorable impact of the Tax Act on future cash flows and the impact these changes would have on an appropriate discount rate. As result of the qualitative test, the Company concluded it was not more likely than not that the fair value of the Applebee's franchise reporting unit is less than its carrying amount and therefore, a quantitative test of impairment was not necessary.

In December 2018, the Company acquired 69 Applebee's restaurants. The Company has provisionally completed the purchase price allocation as described in Note 18 - Acquisition of Business, of the Notes to the Consolidated Financial Statements, and has allocated $6.1 million of resulting goodwill to the Applebee's Company Unit.
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
In the fourth quarter of fiscal 2016, the Company performed a quantitative test of the goodwill of the Applebee's franchise reporting unit and a qualitative test of the goodwill of the IHOP franchise unit and concluded it was more-likely-than-not that the fair values exceeded the respective carrying amounts.

7. Other Intangible Assets
The significant majority of the Company's other intangible assets arose from the November 29, 2007 acquisition of Applebee's. Changes in the carrying amount of intangible assets for the years ended December 31, 2018, 2017 and 2016 are as follows:

	Not Subject to Amortization		Subject to Amortization
	Tradename	Other	Franchising Rights	Reacquired Franchise Rights	Leaseholds	Total
	(In millions)
Balance at December 31, 2015	$652.4	$1.5	$119.0	$—	$—	$772.9
Amortization expense	—	—	(10.0)	—	—	(10.0)
Additions	—	0.5	—	—	—	0.5
Balance at December 31, 2016	652.4	2.0	109.0	—	—	763.4
Impairment	(173.4)	—	—		—	(173.4)
Amortization expense	—	—	(10.0)	—	—	(10.0)
Additions	—	0.4	—	—	2.4	2.8
Balance at December 31, 2017	479.0	2.4	99.0	—	2.4	582.8
Amortization expense	—	—	(10.0)	(0.1)	(0.0)	(10.1)
Additions	—	0.3	—	11.6	1.3	13.2
Balance at December 31, 2018	$479.0	$2.7	$89.0	$11.5	$3.7	$585.9

In December 2018, the Company acquired 69 Applebee's restaurants. The Company has provisionally completed the purchase price allocation as described in Note 18 - Acquisition of Business, of Notes to the Consolidated Financial Statements and has recorded $11.6 million of reacquired franchise rights as an intangible asset. In June 2017, the Company refranchised nine IHOP restaurants. As discussed in Note 20 - Refranchising of Company-operated Restaurants, of Notes to the Consolidated Financial Statements, the Company recorded a net intangible asset $2.4 million for below-market leases.

Annual amortization expense for the next five fiscal years is estimated to be approximately $11.1 million per year. The weighted average life of the intangible assets subject to amortization was 18.5 years and 20 years at December 31, 2018 and 2017, respectively.

Gross and net carrying amounts of intangible assets subject to amortization at December 31, 2018 and 2017 are as follows:

	December 31, 2018			December 31, 2017
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In millions)
Franchising rights	$200.0	$(111.0)	$89.0	$200.0	$(101.0)	$99.0
Reacquired Franchise Rights	11.6	(0.1)	11.5	—	—	—
Leaseholds	3.7	(0.0)	3.7	2.4	(0.0)	2.4
Total	$215.3	$(111.1)	$104.2	$202.4	$(101.0)	$101.4

The Company assessed the Applebee's tradename for impairment in accordance with its policy described in Note 2 - Basis of Presentation and Summary of Significant Accounting Policies. In the fourth quarter of fiscal 2018, the Company performed a quantitative assessment of the Applebee's tradename and concluded the fair value exceeded the carrying amount.

As discussed in Note 6 - Goodwill, the Company determined that indicators of impairment existed prior to the annual test for impairment and performed an interim quantitative test for impairment of Applebee's tradename in the third quarter of 2017. In performing the impairment test of the tradename, the Company used the relief of royalty method under the income approach method of valuation. Significant assumptions used to determine fair value under the relief of royalty method include future trends in sales, a royalty rate and a discount rate applied to the forecast revenue stream. As a result of performing this quantitative test, the Company recognized an impairment of Applebee's tradename of $173.4 million. The Company recognized a tax benefit of $65.1 million related to the impairment.

In the fourth quarter of fiscal 2016, the Company performed a quantitative assessment of the Applebee's tradename and concluded the fair value exceeded the carrying amount.

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

8. Long-Term Debt
Long-term debt consists of the following components:

	2018	2017
	(In millions)
Series 2014-1 4.277% Fixed Rate Senior Secured Notes, Class A-2	$1,283.8	$1,296.8
Series 2018-1 Variable Funding Senior Notes Class A-1, at a variable interest rate of 4.93%as of December 31, 2018	25.0	—
Class A-2 Note debt issuance costs	(9.7)	(13.9)
Long-term debt, net of debt issuance costs	1,299.1	1,282.8
Current portion of long-term debt	(25.0)	(13.0)
Long-term debt	$1,274.1	$1,269.8

On September 30, 2014, Applebee’s Funding LLC and IHOP Funding LLC (each a “Co-Issuer”), each a special purpose, wholly-owned indirect subsidiary of the Company issued $1.3 billion of Series 2014-1 4.277% Fixed Rate Senior Notes, Class A-2 (the “Class A-2 Notes”) in an offering exempt from registration under the Securities Act of 1933, as amended. The Co-Issuers also entered into a revolving financing facility of Series 2014-1 Variable Funding Senior Notes Class A-1 (the “2014 Variable Funding Notes”), which allows for drawings of up to $100 million of Variable Funding Notes and the issuance of letters of credit. The Class A-2 Notes and the Variable Funding Notes are referred to collectively as the “Notes.” The Notes were issued in a securitization transaction pursuant to which substantially all of our domestic revenue-generating assets and our domestic intellectual property, are held by the Co-Issuers and certain other special-purpose, wholly-owned indirect subsidiaries of the Company (the “Guarantors”) that act as guarantors of the Notes and that have pledged substantially all of their assets to secure the Notes.

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

While the Notes are outstanding, payment of principal and interest is required to be made on the Class A-2 Notes on a quarterly basis. The quarterly principal payment of $3.25 million on the Class A-2 Notes may be suspended when the leverage ratio for the Company and its subsidiaries is less than or equal to 5.25x. In general, the leverage ratio is our indebtedness divided by adjusted EBITDA for the four preceding quarterly periods. The complete definitions of all calculation elements of the leverage ratio are contained in the Base Indenture filed as Exhibit 4.1 to Form 8-K filed with the SEC on October 3, 2014 (“Base Indenture”). Exceeding the leverage ratio of 5.25x does not violate any covenant related to the Notes. As of December 31, 2018, the Company's leverage ratio was 4.90x. The Company made four principal payments of $3.25 million during 2017.

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

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

8. Long-Term Debt (Continued)

Variable Funding Notes

In connection with the issuance of the Class A-2 Notes, the Co-Issuers also entered into a revolving financing facility that allows for the drawings of up to $100 million of Variable Funding Notes and the issuance of letters of credit. The Variable Funding Notes were issued under the Indenture and allow for drawings on a revolving basis. On September 5, 2018 (the “Closing Date”), the Co-Issuers”) entered into a financing facility that allows for drawings of up to $225 million of variable funding notes on a revolving basis and the issuance of letters of credit (the “2018 Variable Funding Notes”). The 2018 Variable Funding Notes were issued under the Base Indenture and the Series 2018-1 Supplement to the Base Indenture, dated September 5, 2018, among the Co-Issuers and Citibank, N.A., as Trustee and the 2018-1 Securities Intermediary (“Series 2018-1 Supplement”). In connection therewith, the Company terminated the corresponding Class A-1 Note Purchase Agreement, dated September 30, 2014, among the Co-Issuers, certain special-purpose, wholly-owned indirect subsidiaries of the Corporation, each as a Guarantor, certain conduit investors, financial institutions and funding agents, and Cooperatieve Centrale Raiffeisen-Boerenleenbank, B.A., “Rabobank Nederland,” New York Branch, as provider of letters of credit, as swingline lender and as administrative agent (the “2014 Purchase Agreement”).

Drawings and certain additional terms related to the 2018 Variable Funding Notes are governed by the Class A-1 Note Purchase Agreement, dated September 5, 2018, among the Co-Issuers, certain special-purpose, wholly-owned indirect subsidiaries of the Company, each as a Guarantor, the Corporation, as manager, certain conduit investors, financial institutions and funding agents, and Barclays Bank PLC, as provider of letters credit, swingline lender and administrative agent (the “2018 Purchase Agreement”).

The 2018 Variable Funding Notes will be governed, in part, by the 2018 Purchase Agreement and by certain generally applicable terms contained in the Base Indenture and the Series 2018-1 Supplement. The applicable interest rate under the 2018 Variable Funding Notes depends on the type of borrowing by the Co-Issuers. The applicable interest rate for advances is generally calculated at a per annum rate equal to the commercial paper funding rate or one-, two-, three- or six-month Eurodollar Funding Rate, in either case, plus 2.15%. There is an upfront fee of 1% and a fee of 50 basis points on any unused portion of the 2018 Variable Funding Notes facility. The applicable interest rate for swingline advances and unreimbursed draws on outstanding letters of credit is a per annum base rate equal to the sum of (a) 1.15% plus (b) the greater of (i) the Prime Rate in effect from time to time, (ii) the Federal Funds Rate in effect from time to time plus 0.50% and (iii) the one-month Eurodollar Funding Rate plus 1.00%. Undrawn face amounts of outstanding letters of credit that are not cash collateralized accrue a fee of 2.15% per annum. It is anticipated that the principal and interest on the 2018 Variable Funding Notes will be repaid in full on or prior to September 7, 2021 (the “Anticipated Repayment Date”), subject to four additional one-year extensions at the option of the Company upon the satisfaction of certain conditions. The 2018 Variable Funding Notes and other credit instruments issued under the 2018 Purchase Agreement are secured by the collateral described in the Base Indenture and the Guarantee and Collateral Agreement, dated September 30, 2014, by certain special-purpose, wholly-owned indirect subsidiaries of the Company, each as a Guarantor, in favor of Citibank, N.A., as Trustee (the “Guarantee and Collateral Agreement”).

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

Prior to the termination of the 2014 Purchase Agreement referenced above, during fiscal 2018 the Company borrowed and repaid a total of $30.0 million of 2014 Variable Funding Notes, inclusive of $20.0 million repaid September 5, 2018 representing the entire then-outstanding principal amount of the 2014 Variable Funding Notes. The maximum amount of 2014 Variable Funding Notes outstanding during the year ended December 31, 2018 was $30.0 million and the weighted average interest rate on 2014 Variable Funding Notes outstanding during the year ended December 31, 2018 was 4.5%

During the year ended December 31, 2018 the Company borrowed $45.0 million in 2018 Variable Funding Notes and repaid $20.0 million, leaving $25.0 million outstanding at December 31, 2018. The maximum amount of 2018 Variable Funding Notes outstanding during the year ended December 31, 2018 was $25.0 million and the weighted average interest rate on the 2018 Variable Funding Notes for the period outstanding was approximately 4.9%. Additionally, at December 31, 2018, $3.1 million was pledged against the 2018 Variable Funding Notes for outstanding letters of credit, leaving $196.9 million of

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

8. Long-Term Debt (Continued)

2018 Variable Funding Notes available for borrowings. The letters of credit are used primarily to satisfy insurance-related collateral requirements.

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
The DSCR for the reporting period ended December 31, 2018 was 4.58x.
Debt Issuance Costs
The Company incurred costs of approximately $24.3 million in connection with the issuance of the Notes. These debt issuance costs are being amortized using the effective interest method over estimated life of the Notes. Amortization of $3.4 million, $3.4 million and $3.2 million was included in interest expense for the years ended December 31, 2018, 2017 and 2016

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

8. Long-Term Debt (Continued)

respectively. Unamortized debt issuance costs are reported as a direct reduction of the Class A-2 Notes in the Consolidated Balance Sheets.
The Company incurred costs of approximately $3.7 million in connection with the establishment of the 2018 Variable Funding Notes facility. These debt issuance costs are being amortized using the effective interest method over the estimated three-year life of the 2018 Variable Funding Notes. Unamortized debt issuance costs of $3.3 million related to the 2018 Variable Funding Notes are reported as other long-term assets in the Consolidated Balance Sheets at December 31, 2018.

Debt Refinancing Costs

In connection with the termination referenced above of the 2014 Purchase Agreement, the Company recognized as expense $0.9 million of unamortized debt issuance costs associated with the 2014 Variable Funding Notes. In addition, the Company incurred costs of $1.6 million associated with the evaluation of various alternatives for refinancing our securitized indebtedness that were also charged to expense. These costs totaling $2.5 million are reported as “Debt refinancing costs” in the Consolidated Statements of Comprehensive Income (Loss).
Maturities of Long-term Debt
The Class A-2 Anticipated Repayment Date is September 2021. Assuming the Company's leverage ratio remains greater than 5.25x, the entire face-value maturity of $1.3 billion of Class A-2 Notes is due in 2021.
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
As of December 31, 2018, the Company's continuing involvement with 155 of the 181 Properties ended by assignment of the lease obligation to a qualified franchisee or a release from the lessor. In accordance with the accounting described above, the transactions related to these properties have been recorded as a sale with property and equipment and financing obligations each cumulatively reduced by approximately $280.0 million.

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

9. Financing Obligations (Continued)

As of December 31, 2018, future minimum lease payments under financing obligations during the initial terms of the leases related to the sale-leaseback transactions are as follows:

Fiscal Years	(In millions)
2019	$5.1
2020(1)	5.6
2021	5.1
2022	5.1
2023	5.0
Thereafter	50.4
Total minimum lease payments	76.3
Less: interest	(37.2)
Total financing obligations	39.1
Less: current portion(2)	(0.6)
Long-term financing obligations	$38.5
____________________________________________________________________________________

(1)	Due to the varying closing date of the Company's fiscal year, 13 monthly payments will be made in 2020.

(2)	Included in current maturities of capital lease and financing obligations on the consolidated balance sheet.

10. Leases
The Company is the lessor or sub-lessor of properties on which approximately 680 domestic IHOP franchise restaurants are located. The restaurants are subleased to IHOP franchisees or in a few instances were operated by the Company or an Applebee's franchisee. These noncancelable leases and subleases consist primarily of land, buildings and improvements. The Company is also the lessee of properties on which 69 Applebee's restaurants and two office facilities are located.
The following is the Company's net investment in direct financing lease receivables:

	December 31,
	2018	2017
	(In millions)
Total minimum rents receivable	$57.3	$74.5
Less: unearned income	(12.4)	(18.8)
Net investment in direct financing leases receivable	44.9	55.7
Less: current portion	(11.2)	(10.8)
Long-term direct financing leases receivable	$33.7	$44.9

Contingent rental income, which is the amount above and beyond base rent, for the years ended December 31, 2018, 2017 and 2016 was $14.3 million, $14.0 million and $15.4 million, respectively.

The following is the Company's net investment in equipment leases receivable:

	December 31,
	2018	2017
	(In millions)
Total minimum leases receivable	$89.9	$106.4
Less: unearned income	(24.1)	(27.1)
Net investment in equipment leases receivable	65.8	79.3
Less: current portion	(8.5)	(8.2)
Long-term equipment leases receivable	$57.3	$71.1

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

10. Leases (Continued)

The following are minimum future lease payments on noncancelable leases as lessee at December 31, 2018:

	Capital Leases	Operating Leases
	(In millions)
2019	$21.0	$91.2
2020(1)	19.3	92.8
2021	16.2	75.7
2022	14.3	67.6
2023	11.6	55.2
Thereafter	63.4	210.5
Total minimum lease payments	145.8	$593.0
Less: interest	(44.6)
Capital lease obligations	101.2
Less: current portion(2)	(13.4)
Long-term capital lease obligations	$87.8
______________________________________________________
(1) Due to the varying closing date of the Company's fiscal year, 13 monthly payments will be made in fiscal 2020.
(2) Included in current maturities of capital lease and financing obligations on the consolidated balance sheet.

The asset cost and carrying amount on company-owned property leased at December 31, 2018 was $89.0 million and $58.8 million, respectively. The asset cost and carrying amount on company-owned property leased at December 31, 2017, was $89.0 million and $60.0 million, respectively. The asset cost and carrying amounts represent the land and building asset values and net book values on sites leased to franchisees.
The minimum future lease payments shown above have not been reduced by the following future minimum rents to be received on noncancelable subleases and leases of owned property at December 31, 2018:

	Direct Financing Leases	Operating Leases
	(In millions)
2019	$16.2	$105.9
2020(1)	14.8	106.3
2021	11.7	100.2
2022	8.2	96.2
2023	3.5	91.8
Thereafter	2.9	271.8
Total minimum rents receivable	$57.3	$772.2
______________________________________________________
(1) Due to the varying closing date of the Company's fiscal year, 13 monthly payments will be made in fiscal 2020.

The Company has noncancelable leases, expiring at various dates through 2057, which require payment of contingent rents based upon a percentage of sales of the related restaurant as well as property taxes, insurance and other charges. Subleases to franchisees of properties under such leases are generally for the full term of the lease obligation at rents that include the Company's obligations for property taxes, insurance, contingent rents and other charges. Generally, the noncancelable leases include renewal options. Contingent rent expense for all noncancelable leases for the years ended December 31, 2018, 2017 and 2016 was $2.7 million, $2.6 million and $3.0 million, respectively. Minimum rent expense for all noncancelable operating leases for the years ended December 31, 2018, 2017 and 2016 was $80.8 million, $73.0 million and $76.5 million, respectively.

11. Commitments and Contingencies
Purchase Commitments
In some instances, the Company enters into commitments to purchase advertising and other items. Most of these agreements are fixed price purchase commitments. At December 31, 2018, the outstanding purchase commitments were $171.3 million, the majority of which related to advertising.

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

11. Commitments and Contingencies (Continued)

Lease Guarantees
In connection with the sale of Applebee's restaurants to franchisees and other parties, the Company has, in certain cases, guaranteed or had potential continuing liability for lease payments. The Company had outstanding lease guarantees or was contingently liable for approximately $284.3 million and $313.9 million as of December 31, 2018 and 2017 respectively. These amounts represent the maximum potential liability of future payments under these leases. Excluding unexercised option periods, the Company's potential liability for future payments under these leases as of December 31, 2018 was $44.7 million. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from 2019 through 2048. In the event of default, the indemnity and default clauses in our sale or assignment agreements govern our ability to pursue and recover damages incurred. No material liabilities for these guarantees have been recorded as of December 31, 2018.
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
Letters of Credit
The Company provides letters of credit, primarily to various insurance carriers to collateralize obligations for outstanding claims. As of December 31, 2018, the Company had approximately $3.1 million of unused letters of credit outstanding that reduce the Company's available borrowing under its 2018 Variable Funding Notes. These letters of credit expire on various dates in 2019 and are automatically renewed for an additional year if no cancellation notice is submitted.

12. Stockholders' Deficit
Stock Repurchase Programs
On October 1, 2015, the Company's Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $150 million of its common stock (the “2015 Repurchase Program”) on an opportunistic basis from time to time in open market transactions and in privately negotiated transactions based on business, market, applicable legal requirements and other considerations. The Company has repurchased 1,479,496 shares of stock for $117.8 million under the 2015 Repurchase Program. The Company may repurchase up to an additional $32.2 million of common stock under the 2015 Repurchase Program.

Shares repurchased under the 2015 Repurchase Program during the fiscal years ended December 31, 2018, 2017 and 2016 are summarized as follows:

	Repurchases		Remaining Value that may be Repurchased
Year Ended December 31,	Shares	Amount
		(Dollars in millions)
2018	478,839	$34.9	$32.2
2017	145,786	$10.0	$67.1
2016	650,384	$55.3	$77.1

In February 2019, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $200 million of the Company’s common stock (“2019 Repurchase Program”) on an opportunistic basis from time to time in the open market or in privately negotiated transactions based on business, market, applicable legal requirements and other considerations.  The 2019 Repurchase Program, as approved by the Board of Directors, does not require the

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

12. Stockholders' Deficit (Continued)

repurchase of a specific number of shares and can be terminated at any time.  In connection with the approval of the 2019 Repurchase Program, the Board of Directors terminated the prior repurchase program approved in October 2015 which had authorized the Company to repurchase up to $150 million of the Company’s common stock.
Dividends
During the fiscal years ended December 31, 2018, 2017 and 2016, the Company declared and paid dividends on common stock as follows:

Year ended December 31, 2018	Declaration Date	Payment Date	Dividends declared per share	Dividends paid per share	Total dividends paid(1)
					(In millions)
Payment of prior year declaration	(3)	January 5, 2018	—	$0.97	$17.7
First quarter	February 14, 2018	April 6, 2018	$0.63	0.63	11.5
Second quarter	May 14, 2018	July 6, 2018	0.63	0.63	11.4
Third quarter	August 2, 2018	October 5, 2018	0.63	0.63	11.4
Fourth quarter	October 6, 2018	(2)	0.63	—	—
Total			$2.52	$2.86	$52.0

Year ended December 31, 2017
Payment of prior year declaration	(4)	January 6, 2017	—	$0.97	$17.5
First quarter	February 22, 2017	April 7, 2017	$0.97	0.97	17.5
Second quarter	May 15, 2017	July 7, 2017	0.97	0.97	17.5
Third quarter	August 10, 2017	October 6, 2017	0.97	0.97	17.8
Fourth quarter	October 6, 2017	(3)	0.97	—	—
Total			$3.88	$3.88	$70.3

Year ended December 31, 2016
Payment of prior year declaration	(5)	January 8, 2016	$—	$0.92	$17.1
First quarter	February 23, 2016	April 8, 2016	$0.92	0.92	17.0
Second quarter	May 16, 2016	July 8, 2016	0.92	0.92	16.8
Third quarter	July 28, 2016	October 7, 2016	0.92	0.92	16.7
Fourth quarter	October 31, 2016	(4)	0.97	—	—
Total			$3.73	$3.68	$67.6
(1) Includes dividend equivalents paid on restricted stock units
(2) The fourth quarter 2018 dividend of $11.4 million was paid on January 4, 2019.
(3) The fourth quarter 2017 dividend of $17.7 million was paid on January 5, 2018.
(4) The fourth quarter 2016 dividend of $17.5 million was paid on January 6, 2017.
(5) The fourth quarter 2015 dividend of $17.1 million was paid on January 8, 2016.

Dividends declared on common stock are recorded as a reduction of retained earnings to the extent retained earnings are available at the close of the period prior to the date of the declared dividend. Dividends in excess of retained earnings are recorded as a reduction of additional paid-in capital. Dividends recorded during the fiscal years ended December 31, 2018, 2017 and 2016 were as follows:

	Year Ended December 31,
	2018	2017	2016
	(In millions)
Dividends declared from retained earnings	$—	$(52.6)	$(67.8)
Dividends declared from additional paid-in capital	$(44.7)	$(17.7)	$—

On February 20, 2019, our Board of Directors approved payment of a cash dividend of $0.69 per share of common stock, payable at the close of business on April 5, 2019 to the stockholders of record as of the close of business on March 20, 2019.

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

12. Stockholders' Deficit (Continued)

Treasury Stock
Repurchases of the Company's common stock are included in treasury stock at the cost of shares repurchased plus any transaction costs. Treasury stock may be re-issued when vested stock options are exercised, when restricted stock awards are granted and when restricted stock units settle in stock upon vesting. The cost of treasury stock re-issued is determined on the first-in, first-out (“FIFO”) method. The Company re-issued $167,396 shares, $281,185 shares and $136,818 shares, respectively, during the years ended December 31, 2018, 2017 and 2016 at a total FIFO cost of $6.5 million, $10.1 million and $4.9 million, respectively.
13. Closure and Other Impairment Charges

Closure and other impairment charges for the years ended December 31, 2018, 2017 and 2016 were as follows:

	Year Ended December 31,
	2018	2017	2016
	(In millions)
Closure charges	$2.0	$3.9	$1.2
Kansas City lease exit costs	—	—	2.9
Long-lived tangible asset impairment	0.1	0.1	1.0
Total closure and impairment charges	$2.1	$4.0	$5.1

Closure Charges
Approximately $1.8 million of closure charges for the year ended December 31, 2018 related to one IHOP franchise restaurant closed during 2018, with the remainder primarily related to adjustments to the estimated reserve for IHOP and Applebee's restaurants closed prior to 2017. Approximately $2.2 million of closure charges for the year ended December 31, 2017 related to one IHOP company-operated restaurant closed during 2017, with the remainder primarily related to adjustments to the estimated reserve for IHOP and Applebee's restaurants closed prior to 2017. Approximately $0.7 million of closure charges for the year ended December 31, 2016 related to one IHOP franchise restaurant closed during 2016, with the rest of the charges related to adjustments to the estimated reserve for IHOP and Applebee's restaurants closed prior to 2016.
Kansas City Lease Exit Costs

The Company incurred costs of $2.9 million for the year ended December 31, 2016 to exit a facility in connection with a consolidation of the Company's offices. Approximately $2.5 million related to the outright termination of a lease covering two floors of the facility and $0.4 million represents the present value of future lease payments, net of assumed sublease rentals, of one floor of the facility.
Long-lived Tangible Asset Impairment
Long-lived tangible asset impairment charges for the years ended December 31, 2018 and 2017 were not significant. Long-lived tangible asset impairment charges for the year ended December 31, 2016 comprised a charge of $0.6 million for one IHOP company-operated restaurant and charges totaling $0.4 million of individually insignificant charges at eight IHOP company-operated restaurants.

14. Stock-Based Incentive Plans
General Description
Currently, the Company is authorized to grant stock options, stock appreciation rights, restricted stock, cash-settled and stock-settled restricted stock units and performance units to officers, other employees and non-employee directors under the Dine Brands Global, Inc. 2016 Stock Incentive Plan (the “2016 Plan”). The 2016 Plan was approved by stockholders on May 17, 2016 and permits the issuance of up to 3,750,000 shares of the Company’s common stock for incentive stock awards. The 2016 Plan will expire in May 2026.
The DineEquity, Inc. 2011 Stock Incentive Plan (the “2011 Plan”) was adopted in 2011 to permit the issuance of up to 1,500,000 shares of the Company’s common stock for incentive stock awards. The 2011 Plan was terminated upon adoption of the 2016 Plan, but there are stock options, restricted stock and restricted stock units issued under the 2011 Plan that are outstanding as of December 31, 2018.

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

14. Stock-Based Incentive Plans (Continued)

The IHOP Corp. 2001 Stock Incentive Plan (the “2001 Plan”) was adopted in 2001 and amended and restated in 2005 and 2008 to authorize the issuance of up to 4,200,000 shares of common stock. The 2001 Plan has expired but there are stock options issued under the 2001 Plan outstanding as of December 31, 2018.
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
The following table summarizes the Company's stock-based compensation expense included as a component of general and administrative expenses in the consolidated financial statements:

	Year Ended December 31,
	2018	2017	2016
	(In millions)
Total stock-based compensation expense:
Equity classified awards expense	$10.6	$10.9	$11.0
Liability classified awards (credit)	3.1	(1.0)	(0.5)
Total pretax stock-based compensation expense	13.7	9.9	10.5
Book income tax benefit	(3.5)	(3.8)	(3.9)
Total stock-based compensation expense, net of tax	$10.2	$6.1	$6.6
As of December 31, 2018, total unrecognized compensation cost related to restricted stock and restricted stock units of $19.1 million and $3.6 million related to stock options is expected to be recognized over a weighted average period of approximately 1.7 years for restricted stock and restricted stock units and 1.5 years for stock options.
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
The Company granted 223,570 stock options during the year ended December 31, 2018 for which the fair value was estimated using a Black-Scholes option pricing model. The following summarizes the assumptions used in the Black-Scholes model:

	2018	2017	2016
Risk free interest rate	2.6%	1.9%	1.1%
Weighted average historical volatility	26.1%	22.9%	27.1%
Dividend yield	3.6%	7.3%	4.0%
Expected years until exercise	4.6	4.5	4.5
Weighted average fair value of options granted	$11.94	$4.31	$13.55

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

14. Stock-Based Incentive Plans (Continued)

The Company granted 25,330 performance-based stock options and 55,245 performance-based restricted stock units during the year ended December 31, 2018. The Company granted 350,000 performance-based stock options and 175,000 performance-based restricted stock units during the year ended December 31, 2017. Fair value of these grants was estimated using a Monte Carlo simulation method. The following summarizes the assumptions used in estimating the fair values:

	2018	2017
Risk free interest rate	2.5%	1.6%
Weighted average historical volatility	34.4%	30.0%
Dividend yield	3.4%	9.6%
Expected years until exercise	3.0	3.4
Weighted average fair value of options granted	$9.79	$3.07
Weighted average fair value of restricted stock units granted	$53.72	$10.19

Stock option activity for the years ended December 31, 2018, 2017 and 2016 is summarized as follows:

	Number of Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Millions)
Outstanding at December 31, 2015	504,462	$69.99
Granted	255,825	90.90
Exercised	(48,021)	29.33
Forfeited	(7,924)	94.30
Expired	(3,208)	89.17
Outstanding at December 31, 2016	701,134	80.04
Granted	887,030	48.35
Exercised	(64,916)	40.59
Forfeited	(171,847)	65.82
Expired	(79,353)	87.02
Outstanding at December 31, 2017	1,272,048	61.44
Granted	248,899	69.12
Exercised	(74,930)	52.43
Forfeited	(6,309)	68.80
Expired	—	—
Outstanding at December 31, 2018	1,439,708	$63.21	6.6	$15.9
Vested and Expected to Vest at December 31, 2018	1,301,066	$64.62	6.4	$13.4
Exercisable at December 31, 2018	571,768	$77.73	3.6	$2.9
The total intrinsic value of options exercised during the years ended December 31, 2018, 2017 and 2016 was $2.4 million, $1.4 million and $2.7 million, respectively.
Cash received from options exercised under all stock-based payment arrangements for the years ended December 31, 2018, 2017 and 2016 was $3.9 million, $2.6 million and $1.4 million, respectively. The actual tax benefit realized for the tax deduction from option exercises under the stock-based payment arrangements totaled $0.6 million, $0.5 million and $1.0 million, respectively, for the years ended December 31, 2018, 2017 and 2016.

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

14. Stock-Based Incentive Plans (Continued)

Equity Classified Awards - Restricted Stock and Restricted Stock Units
Activity in equity classified awards of restricted stock and restricted stock units for the years ended December 31, 2018, 2017 and 2016 is as follows:

	Shares of Restricted Stock	Weighted Average Grant-Date Per Share Fair Value	Restricted Stock Units	Weighted Average Grant-Date Per Share Fair Value
Outstanding at December 31, 2015	257,594	$89.99	35,116	$86.30
Granted	88,797	88.90	13,053	90.90
Released	(77,712)	78.70	(14,027)	72.01
Forfeited	(33,207)	92.82	(84)	101.25
Outstanding at December 31, 2016	235,472	92.91	34,058	93.95
Granted	216,269	51.89	281,973	22.37
Released	(92,968)	88.62	(12,683)	81.63
Forfeited	(83,582)	79.52	—	—
Outstanding at December 31, 2017	275,191	65.97	303,348	28.39
Granted	92,466	69.20	86,990	57.21
Released	(74,253)	81.07	(15,737)	98.54
Forfeited	(26,162)	61.27	(72)	53.49
Outstanding at December 31, 2018	267,242	$63.35	374,529	$31.05

Liability Classified Awards - Cash-settled Restricted Stock Units

The Company has granted cash-settled restricted stock units to certain employees. These instruments are recorded as liabilities at fair value as of the respective period end. For the year ended December 31, 2018, 59,686 units were issued, 702 units were vested and 5,218 units were forfeited. At December 31, 2018, there were 53,766 units outstanding. For the year ended December 31, 2018, $0.8 million was included as stock-based compensation expense related to cash-settled restricted stock units.

Liability Classified Awards
The Company has granted cash long-term incentive awards to certain employees (“LTIP awards”). Annual LTIP awards vest over a three-year period and are primarily determined using a multiplier from 0% to 200% of the target award based on the total shareholder return of the Company's common stock compared to the total shareholder returns of a peer group of companies. Though LTIP awards are only paid in cash, since the multiplier is primarily based on the price of the Company's common stock, the awards are considered stock-based compensation in accordance with U.S. GAAP and are classified as liabilities. For the years ended December 31, 2018, expense of $2.3 million was included in stock-based compensation expense related to the LTIP awards. For the years ended December 31, 2017 and 2016, credits of $1.0 million and $0.5 million, respectively, were included in stock-based compensation expense related to the LTIP awards. At December 31, 2018 and 2017, liabilities of $2.4 million and $0.2 million, respectively, were included as accrued employee compensation and benefits in the Consolidated Balance Sheets.

15. Employee Benefit Plans
401(k) Savings and Investment Plan
Effective January 1, 2013, the Company amended the Dine Brands Global, Inc. 401(k) Plan to (i) modify the Company matching formula and (ii) eliminate the one-year completed service requirement that previously had to be met to become eligible for Company matching contributions. As amended, the Company matches 100% of the first four percent of the employee's eligible compensation deferral and 50% of the next two percent of the employee's eligible compensation deferral. All contributions under this plan vest immediately. Company common stock is not an investment option for employees in the 401(k) Plan, other than shares transferred from a prior employee stock ownership plan. Substantially all of the administrative cost of the 401(k) plan is borne by the Company. The Company's matching contribution expense was $2.4 million, $2.3 million and $2.2 million for the years ended December 31, 2018, 2017 and 2016

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

16. Income Taxes
The provision (benefit) for income taxes for the years ended December 31, 2018, 2017 and 2016 was as follows:

	Year Ended December 31,
	2018	2017	2016
Provision (benefit) for income taxes:	(In millions)
Current
Federal	$33.6	$42.6	$60.8
State	6.4	5.1	6.4
Foreign	2.1	2.9	2.3
	42.1	50.6	69.5
Deferred
Federal	(7.8)	(131.0)	(9.5)
State	(4.0)	(5.1)	(3.2)
	(11.8)	(136.1)	(12.7)
Provision (benefit) for income taxes	$30.3	$(85.6)	$56.8
The provision (benefit) for income taxes differs from the expected federal income tax rates as follows:

	Year Ended December 31,
	2018	2017	2016
Statutory federal income tax rate	21.0%	35.0%	35.0%
Non-deductibility of goodwill impairment	—	(29.3)	—
Change in federal tax rate	—	15.5	—
State and other taxes, net of federal tax benefit	3.6	0.4	2.7
Change in unrecognized tax benefits	3.3	(0.7)	0.4
Change in valuation allowance	0.4	0.3	—
Domestic production activity deduction	—	0.3	(0.6)
Changes in tax rates and state tax laws	(1.6)	(0.3)	(1.7)
Change in accounting for excess tax deficiencies/benefits	0.1	(0.5)	—
Other	0.6	(0.7)	0.2
Effective tax rate	27.4%	20.0%	36.0%

The Company applied a lower state tax rate to the deferred tax balances during fourth quarter of 2018, a result of the state legislative changes and the acquisition of 69 Applebee’s restaurants in December 2018. The change in the state tax rate applied to the deferred tax balances lowered the 2018 effective tax rate by 1.6%.
The Company recognized a $358.2 million impairment of goodwill during the third quarter of 2017 that was not deductible for federal income tax purposes and therefore had no associated tax benefit. The impairment of goodwill lowered the 2017 effective tax rate by 29.3%. Additionally, the Company was required to revalue its deferred taxes at the federal tax rate of 21% in accordance with the Tax Cuts and Jobs Act (the “Tax Act”). The change in the federal tax rate applied to the deferred tax balances increased the 2017 effective tax rate by 15.5%.

The Company applied a lower state tax rate to the deferred tax balances during second quarter of 2016, a result of the consolidation of company offices. The change in the state tax rates applied to the deferred tax balances lowered the 2016 effective tax rate by 1.7%.

The Company files federal income tax returns and the Company or one of its subsidiaries file income tax returns in various state and international jurisdictions. With few exceptions, the Company is no longer subject to federal, state or non-United States tax examinations by tax authorities for years before 2011. The Internal Revenue Service (“IRS”) commenced examination of the Company’s U.S. federal income tax return for the tax years 2011 to 2013 in fiscal year 2016. The examination is anticipated to conclude during fiscal year 2019. The Company continues to believe that adequate reserves have been provided relating to all matters contained in the tax periods open to examination.

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

Note 16. Income Taxes (Continued)

Net deferred tax assets (liabilities) consisted of the following components:

	2018	2017
	(In millions)
Differences in capitalization and depreciation and amortization of reacquired franchises and equipment	$—	$—
Differences in acquisition financing costs	—	0.1
Employee compensation	9.0	7.6
Deferred gain on sale of assets	—	0.7
Book/tax difference in revenue recognition	34.3	14.2
Other	16.8	42.2
Deferred tax assets	60.1	64.8
Valuation allowance	(0.4)	—
Total deferred tax assets after valuation allowance	59.7	64.8
Differences between financial and tax accounting in the recognition of franchise and equipment sales	(16.8)	(20.7)
Differences in capitalization and depreciation (1)	(139.2)	(147.5)
Differences in acquisition financing costs	(0.6)	—
Book/tax difference in revenue recognition	—	(2.4)
Differences between book and tax basis of property and equipment	(8.1)	(8.5)
Other	(0.8)	(3.5)
Deferred tax liabilities	(165.5)	(182.6)
Net deferred tax liabilities	$(105.8)	$(117.8)
____________________________

(1)	Primarily related to the 2007 Applebee's acquisition.

As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regards to future realization of deferred tax assets. As of December 31, 2018, management determined it is more likely than not that the benefit from foreign tax credit carryforward will not be realized. In recognition of this risk, management provided a valuation allowance of $0.4 million on the deferred tax assets related to the foreign tax credit carryforward.

The Company had gross operating loss carryforwards for state tax purposes of $0.4 million and $0.6 million as of December 31, 2018 and 2017, respectively. The net operating loss carryforwards may begin to expire between 2019 and 2035 for state tax purposes.

The total gross unrecognized tax benefit as of December 31, 2018 and 2017 was $5.2 million and $5.9 million, respectively, excluding interest, penalties and related income tax benefits. If recognized, these amounts would affect the Company's effective income tax rates.

The Company estimates the unrecognized tax benefits may decrease over the upcoming 12 months by an amount up to $1.0 million related to settlements with taxing authorities and the lapse of statutes of limitations. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2018	2017	2016
Unrecognized tax benefit as of January 1	$5.9	$3.9	$3.9
Changes for tax positions of prior years	3.8	2.8	0.6
Increases for tax positions related to the current year	0.4	0.6	0.1
Decreases relating to settlements and lapsing of statutes of limitations	(4.9)	(1.4)	(0.7)
Unrecognized tax benefit as of December 31	$5.2	$5.9	$3.9

As of December 31, 2018, the accrued interest was $1.1 million and accrued penalties were less than $0.1 million, excluding any related income tax benefits. As of December 31, 2017, the accrued interest and penalties were $1.1 million and less than $0.1 million, respectively, excluding any related income tax benefits. The Company recognizes interest accrued related to unrecognized tax benefits and penalties as a component of the income tax provision recognized in the Consolidated Statements of Comprehensive (Loss) Income.

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

17. Net Income (Loss) Per Share
The computation of the Company's basic and diluted net income (loss) per share is as follows:

	Year Ended December 31,
	2018	2017	2016
	(In thousands, except per share data)
Numerator for basic and diluted income per common share:
Net income (loss)	$80,354	$(342,750)	$101,002
Less: Net (income) loss allocated to unvested participating restricted stock	(2,711)	6,768	(1,430)
Net income (loss) available to common stockholders - basic	77,643	(335,982)	99,572
Effect of unvested participating restricted stock	16	—	2
Numerator - net income (loss) available to common shareholders - diluted	$77,659	$(335,982)	$99,574

Denominator:
Weighted average outstanding shares of common stock - basic	17,533	17,725	18,030
Effect of dilutive securities:
Stock options	256	15	95
Weighted average outstanding shares of common stock - diluted	17,789	17,740	18,125
Net income (loss) per common share:
Basic	$4.43	$(18.96)	$5.52
Diluted	$4.37	$(18.96)	$5.49

18. Acquisition of Business

In December 2018, the Company acquired 69 Applebee's restaurants in North and South Carolina from an Applebee's franchisee for a total purchase price of $21.6 million. The Company entered into the transaction to resolve certain franchisee health issues in what the Company believes was the most expedient and favorable was for the Company. Indirect costs of $1.1 million related to the transaction were charged as general and administrative expenses.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

2018
(In millions)
Reacquired franchise rights	$11.6
Equipment and fixtures	10.0
Inventory	1.4
Total identifiable assets acquired	23.0

Above-market leaseholds, net	(6.5)
Other liabilities	(1.0)
Net identifiable assets acquired	15.5
Goodwill	6.1
Consideration transferred	$21.6

The net liability for above-market leaseholds in included in other non-current liabilities in the Consolidated Balance Sheet and will be amortized over a weighted average life of 11 years.

The purchase price allocation is preliminary, subject to finalization of certain transition cut-off adjustments typical with transactions of this nature. There are no significant unresolved contingencies. The Company does not expect there will be material adjustments to the preliminary purchase price allocation.

The results of operation of these restaurants are included in the Company's consolidated results from the acquisition date. The Company has not presented pro forma results of the restaurants for periods prior to the acquisition because the business is not considered significant as measured by the amount of the Company's investment in and assets of the business relative to the Company's consolidated balance sheet and by the income before income taxes of the business relative to the Company's average income before income taxes for the most recent five-year period excluding loss years.

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

19. Segment Reporting
Information on segments and a reconciliation of gross profit to income before income tax provision is as follows:

	Year Ended December 31,
	2018	2017	2016
		(as adjusted)
Revenues		(In millions)
Franchise operations	$643.9	$594.4	$638.0
Rental operations	121.9	121.4	123.0
Company restaurants	7.1	7.5	17.4
Financing operations	8.0	8.4	9.2
Total	$780.9	$731.7	$787.6

Gross profit (loss), by segment
Franchise operations	$313.3	$300.4	$344.5
Rental operations	31.2	30.8	31.5
Company restaurants	1.2	(0.3)	(0.8)
Financing operations	7.4	7.8	9.0
Total gross profit	353.1	338.7	384.2
Corporate and unallocated expenses, net	(242.5)	(767.0)	(226.3)
Income (loss) before income taxes	$110.6	$(428.3)	$157.9

Interest expense
Rental operations	$9.2	$10.5	$11.8
Company restaurants	0.1	0.2	0.4
Corporate	61.7	62.0	61.5
Total	$71.0	$72.7	$73.7

Depreciation and amortization
Franchise operations	$10.5	$10.8	$10.6
Rental operations	11.7	12.0	12.4
Company restaurants	0.4	0.1	0.4
Corporate	9.6	7.7	7.2
Total	$32.2	$30.6	$30.6

Impairment of goodwill and intangible assets, closure and other impairment charges
Franchise operations	$—	$531.6	$—
Company restaurants	2.1	4.0	2.2
Corporate	—	—	2.9
Total	$2.1	$535.6	$5.1

Capital expenditures
Company restaurants	$—	$0.1	$0.3
Corporate	14.3	13.3	5.3
Total	$14.3	$13.4	$5.6

Goodwill (franchise segment)	$345.3	$339.2	$697.4

Total assets
Franchise operations	$1,152.1	$1,188.0	$1,608.7
Rental operations	255.6	278.8	339.5
Company restaurants	66.5	—	126.8
Financing operations	73.7	87.5	88.2
Corporate	226.8	181.3	115.4
Total	$1,774.7	$1,735.6	$2,278.6

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

20. Refranchising of Company-operated Restaurants

In June 2017, the Company completed the refranchising and sale of related restaurant assets of nine company-operated IHOP restaurants in the Cincinnati, Ohio market area. As part of the transaction, the Company entered into an asset purchase agreement, nine franchise agreements and nine sublease agreements for land and buildings. The Company compared the stated rent under the sublease agreements with comparable market rents and recorded net favorable lease assets of $2.4 million in connection with the transaction. The Company also received cash of $1.1 million and a note receivable for $4.8 million. After allocating a portion of the consideration to franchise fees and derecognizing the assets sold, the Company recognized a gain of $6.2 million on the refranchising and sale of related restaurant assets during the year ended December 31, 2017.

21. Selected Quarterly Financial Data (Unaudited)

	Revenues	Gross Profit	Net Income (Loss)	Net Income (Loss) Per Share— Basic(3)	Net Income (Loss) Per Share— Diluted(3)
	(In thousands, except per share amounts)
2018
1st Quarter	$188,163	$83,500	$17,073	$0.93	$0.92
2nd Quarter	184,471	78,590	12,713	0.70	0.69
3rd Quarter(1)	194,099	92,626	23,587	1.31	1.29
4th Quarter	214,198	98,371	26,981	1.49	1.47
2017
1st Quarter (1)	$191,461	$94,285	$15,595	$0.87	$0.86
2nd Quarter (1)	188,654	93,004	22,107	1.23	1.23
3rd Quarter (1) (2)	174,903	82,086	(450,352)	(24.91)	(24.91)
4th Quarter (1)	176,708	69,336	69,900	3.82	3.82
______________________________________________________________________________________________________
(1) 2017 amounts restated for the adoption of ASC 606 on a full retrospective basis. See Note 2 - Basis of Presentation and Summary of Significant Accounting Policies, of Notes to the Consolidated Financial Statements.
(2) The Company recognized a pretax charge of $531.6 million for impairment of goodwill and intangible assets in the third quarter of 2017. See Note 6 - Goodwill and Note 7 - Other Intangible Assets, of Notes to the Consolidated Financial Statements.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 30, 2018 based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 30, 2018.
The effectiveness of our internal control over financial reporting as of December 30, 2018 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report that appears herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Dine Brands Global, Inc. and Subsidiaries

Opinion on Internal Control over Financial Reporting
We have audited Dine Brands Global, Inc. and Subsidiaries’ internal control over financial reporting as of December 30, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Dine Brands Global, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 30, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2018 consolidated financial statements of the Company and our report dated February 21, 2019 expressed an unqualified opinion thereon.

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
February 21, 2019

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.
None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.
The information included in the sections entitled “Corporate Governance” “Executive Compensation-Executive Officers of the Corporation” and “Section 16(a) Beneficial Ownership Reporting Compliance” to be set forth in our Proxy Statement for the 2019 Annual Meeting of Shareholders (“2019 Proxy Statement”) is hereby incorporated by reference into this Item.

Item 11.    Executive Compensation.
The information required included in the sections entitled “Executive Compensation” and “Director Compensation” to be set forth in our 2019 Proxy Statement is hereby incorporated by reference into this item.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by Item 12 with respect to securities authorized for issuance under our equity compensation plans is provided under the caption “Equity Compensation Plan Information” in Part II, Item 5 hereof and incorporated herein by reference. The information included in the section entitled “Security Ownership of Certain Beneficial Owners and
Management” to be set forth in our 2019 Proxy Statement is also hereby incorporated by reference into this Item,
.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information included in the sections entitled “Corporate Governance—Certain Relationships and Related Transactions” and “Corporate Governance—Director Independence” to be set forth in our 2019 Proxy Statement is hereby incorporated by reference into this item.

Item 14.    Principal Accountant Fees and Services.
The information included in the section entitled “Audit-Related Matters” to be set forth in our 2019 Proxy Statement is hereby incorporated by reference into this item.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.
(a)(1) Consolidated Financial Statements
The following documents are contained in Part II, Item 8 of this Annual Report on Form 10-K:

•	Reports of Independent Registered Public Accounting Firm.

•	Consolidated Balance Sheets as of December 31, 2018 and December 31, 2017.

•	Consolidated Statements of Comprehensive Income (Loss) for each of the three years in the period ended
December 31, 2018.

•	Consolidated Statements of Stockholders' (Deficit) Equity for each of the three years in the period ended
December 31, 2018.

•	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2018.

•	Notes to the Consolidated Financial Statements.

(a)(2) Financial Statement Schedules
All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3) Exhibits
Exhibits that are not filed herewith have been previously filed with the Securities and Exchange Commission and are incorporated herein by reference.

3.1	Restated Certificate of Incorporation of Dine Brands Global, Inc. (Exhibit 3.1 to Registrant’s Form 10-K filed on February 20, 2018 is incorporated herein by reference).
3.2	Amended Bylaws of Dine Brands Global, Inc. (Exhibit 3.2 to Registrant’s Form 8-K filed on May 15, 2018 is incorporated herein by reference).
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

4.3
Supplemental Indenture, dated as of September 5, 2018, among Applebee’s Funding LLC and IHOP Funding LLC, each a Co-Issuer, and Citibank N.A., as Trustee and Series 2018-1 Securities Intermediary (Exhibit 4.1 to Registrant’s Form 8-K filed on September 6, 2018 is incorporated herein by reference).

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

†10.5	Employment Agreement between Dine Brands Global, Inc. and Thomas H. Song dated May 7, 2018 (Exhibit 10.2 to Registrant’s Form 8-K filed May 8, 2018 is incorporated herein by reference).
†10.6	Offer Letter between Dine Brands Global, Inc. and Thomas H. Song dated May 7, 2018 (Exhibit 10.1 to Registrant’s Form 8-K filed May 8, 2018 is incorporated herein by reference).

†10.7
Employment Agreement between DineEquity, Inc. and John C. Cywinski dated March 9, 2017 (Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended March 31, 2017 is incorporated herein by reference).

†10.8
Employment Agreement between DineEquity, Inc. and Darren M. Rebelez dated April 22, 2015 (Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended March 31, 2015 is incorporated herein by reference).

†10.9	Dine Brands Global, Inc. 2016 Stock Incentive Plan (Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended March 31, 2018 is incorporated herein by reference).
†10.10
Dine Brands Global, Inc. 2016 Stock Incentive Plan Restricted Stock Agreement One-Fourth Annual Vesting - Employees (Exhibit 10.22 to Registrant’s Form 10-Q for the quarter ended March 31, 2018 is incorporated herein by reference).

†10.11
Dine Brands Global, Inc. 2016 Stock Incentive Plan Restricted Stock Agreement One-Third Annual Vesting - Employees (Exhibit 10.23 to Registrant’s Form 10-Q for the quarter ended March 31, 2018 is incorporated herein by reference).

†10.12
Dine Brands Global, Inc. 2016 Stock Incentive Plan Restricted Stock Agreement 25/25/50% Annual Vesting - Employees (Exhibit 10.17 to Registrant’s Form 10-Q for the quarter ended March 31, 2018 is incorporated herein by reference).

†10.13
Dine Brands Global, Inc. 2016 Stock Incentive Plan Restricted Stock Agreement - Employees (Exhibit 10.18 to Registrant’s Form 10-Q for the quarter ended March 31, 2018 is incorporated herein by reference).

†10.14
 Dine Brands Global, Inc. 2016 Stock Incentive Plan Restricted Stock Agreement - Non-Employee Directors (Exhibit 10.19 to Registrant’s Form 10-Q for the quarter ended March 31, 2018 is incorporated herein by reference).

†10.15
Dine Brands Global, Inc. 2016 Stock Incentive Plan Restricted Stock Agreement - Employees - Specified Date Vesting (Exhibit 10.20 to Registrant’s Form 10-Q for the quarter ended March 31, 2018 is incorporated herein by reference).

†10.16
Dine Brands Global, Inc. 2016 Stock Incentive Plan Restricted Stock Agreement - Employees - 50/50% Annual Vesting (Exhibit 10.21 to Registrant’s Form 10-Q for the quarter ended March 31, 2018 is incorporated herein by reference).

†10.17
Dine Brands Global, Inc. 2016 Stock Incentive Plan Restricted Stock Agreement - Employees - Annual Vesting (Exhibit 10.24 to Registrant’s Form 10-Q for the quarter ended March 31, 2018 is incorporated herein by reference).

†10.18
Dine Brands Global, Inc. 2016 Stock Incentive Plan Restricted Stock Agreement - Employees - 20/40/20/20 Vesting (Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended June 30, 2018 is incorporated herein by reference).

†10.19
Dine Brands Global, Inc. 2016 Stock Incentive Plan Stock-Settled RSU Agreement -Employees (Exhibit 10.8 to Registrant’s Form 10-Q for the quarter ended March 31, 2018 is incorporated herein by reference).

†10.20
Dine Brands Global, Inc. 2016 Stock Incentive Plan Stock-Settled RSU Agreement -Employees - Performance Based (Exhibit 10.5 to Registrant’s Form 10-Q for the quarter ended March 31, 2018 is incorporated herein by reference).

*†10.21	Dine Brands Global, Inc. 2016 Stock Incentive Plan Stock-Settled RSU Agreement - Non-Employee Directors - 1 Year Vesting.
†10.22
Dine Brands Global, Inc. 2016 Stock Incentive Plan Stock-Settled RSU Agreement 50/50% Annual Vesting - International Employees (Exhibit 10.6 to Registrant’s Form 10-Q for the quarter ended March 31, 2018 is incorporated herein by reference).

†10.23
Dine Brands Global, Inc. 2016 Stock Incentive Plan Stock-Settled RSU Agreement - International Employees (Exhibit 10.7 to Registrant’s Form 10-Q for the quarter ended March 31, 2018 is incorporated herein by reference).

†10.24
DineEquity, Inc. 2016 Stock Incentive Plan Stock-Settled RSU Agreement - Non-Employee Directors - 3 Year Vesting (Exhibit 10.8 to Registrant’s Form 10-Q for the quarter ended June 30, 2016 is incorporated herein by reference).

†10.25
Dine Brands Global, Inc. 2016 Stock Incentive Plan Cash-Settled RSU Agreement - Employees (Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended March 31, 2018 is incorporated herein by reference).

†10.26
 Dine Brands Global, Inc. 2016 Stock Incentive Plan Cash-Settled RSU Agreement - Non-Employee Directors (Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended March 31, 2018 is incorporated herein by reference).

†10.27
 Dine Brands Global, Inc. 2016 Stock Incentive Plan Cash-Settled RSU Agreement - International Employees (Exhibit 10.4 to Registrant’s Form 10-Q for the quarter ended March 31, 2018 is incorporated herein by reference).

†10.28
 Dine Brands Global, Inc. 2016 Stock Incentive Plan Nonqualified Stock Option Agreement - Employees (Exhibit 10.9 to Registrant’s Form 10-Q for the quarter ended March 31, 2018 is incorporated herein by reference).

*†10.29	Dine Brands Global, Inc. 2016 Stock Incentive Plan Nonqualified Stock Option Agreement - Employees - Accelerated Retirement Vesting
†10.30
Dine Brands Global, Inc. 2016 Stock Incentive Plan Nonqualified Stock Option Agreement - Non-Employee Directors (Exhibit 10.11 to Registrant’s Form 10-Q for the quarter ended March 31, 2018 is incorporated herein by reference).

†10.31
Dine Brands Global, Inc. 2016 Stock Incentive Plan Nonqualified Stock Option Agreement - International Employees (Exhibit 10.10 to Registrant’s Form 10-Q for the quarter ended March 31, 2018 is incorporated herein by reference).

*†10.32	Dine Brands Global, Inc. 2016 Stock Incentive Plan Nonqualified Stock Option Agreement - International Employees - Accelerated Retirement Vesting
†10.33
Dine Brands Global, Inc. 2016 Stock Incentive Plan Nonqualified Stock Option Agreement - Employees - Performance Based (Exhibit 10.12 to Registrant’s Form 10-Q for the quarter ended March 31, 2018 is incorporated herein by reference).

†10.34
Dine Brands Global, Inc. 2016 Stock Incentive Plan Performance Shares Agreement - Employees (Exhibit 10.15 to Registrant’s Form 10-Q for the quarter ended June 30, 2016 is incorporated herein by reference).

†10.35
Dine Brands Global, Inc. 2016 Stock Incentive Plan Performance Shares Agreement 50% stock / 50% cash - Employees (Exhibit 10.16 to Registrant’s Form 10-Q for the quarter ended June 30, 2016 is incorporated herein by reference).

†10.36
Dine Brands Global, Inc. 2016 Stock Incentive Plan Performance Award Agreement - Employees - Single Metric (Exhibit 10.15 to Registrant’s Form 10-Q for the quarter ended March 31, 2018 is incorporated herein by reference).

†10.37
Dine Brands Global, Inc. 2016 Stock Incentive Plan Performance Award Agreement - Employees - Double Metric (Exhibit 10.16 to Registrant’s Form 10-Q for the quarter ended March 31, 2018 is incorporated herein by reference).

*†10.38	Dine Brands Global, Inc. 2016 Stock Incentive Plan Performance Award Agreement - Employees - Double Metric - Accelerated Retirement Vesting.
†10.39	Dine Brands Global, Inc. 2016 Stock Incentive Plan SAR Agreement - Employees (Exhibit 10.25 to Registrant’s Form 10-Q for the quarter ended March 31, 2018 is incorporated herein by reference).
†10.40	DineEquity, Inc. 2011 Stock Incentive Plan (Annex A to Registrant's Proxy Statement, filed on April 13, 2011 is incorporated herein by reference).
†10.41
DineEquity, Inc. 2011 Stock Incentive Plan Nonqualified Stock Option Agreement (Employees) (Exhibit 10.10 to Registrant's Form 10-K for the year ended December 31, 2011 is incorporated herein by reference).

†10.42
DineEquity, Inc. 2011 Stock Incentive Plan Restricted Stock Award Agreement (Employees) (Exhibit 10.12 to Registrant's Form 10-K for the year ended December 31, 2011 is incorporated herein by reference).

†10.43
DineEquity, Inc. 2011 Stock Incentive Plan Restricted Stock Award Agreement (1/4th Annual Vesting - Employees) (Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended June 30, 2015 is incorporated herein by reference).

†10.44
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

†10.47
DineEquity, Inc. 2011 Stock Incentive Plan Stock-Settled Restricted Stock Unit Award Agreement (International Employees) (Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended September 30, 2014 is incorporated herein by reference).

†10.48	IHOP Corp. 2001 Stock Incentive Plan Non-Qualified Stock Option Agreement (Exhibit 10.15 to Registrant's 2003 Form 10-K is incorporated herein by reference).
†10.49	IHOP Corp 2001 Stock Incentive Plan as amended and restated (Appendix A to Registrant's Proxy Statement, filed on April 17, 2008 is incorporated herein by reference).

†10.50	DineEquity, Inc. Senior Executive Incentive Plan as amended and restated (Annex A to Registrant's Proxy Statement, filed on April 5, 2012 is incorporated herein by reference).
*†10.51
Dine Brands Global, Inc. Amended and Restated Executive Severance and Change in Control Policy (Exhibit 10.26 to Registrant's Form 10-K for the year ended December 31, 2011 is incorporated herein by reference).

†10.52	Form of DineEquity, Inc. Indemnification Agreement (Exhibit 10.27 to Registrant's Form 10-K for the year ended December 31, 2011 is incorporated herein by reference).
*†10.53	Dine Brands Global, Inc. Nonqualified Deferred Compensation Plan.
*†10.54	Amendment to Dine Brands Global, Inc. Nonqualified Deferred Compensation Plan.
10.55
Purchase Agreement, dated August 13, 2014, among the Registrant, certain subsidiaries of the Registrant and Guggenheim Securities, LLC (Exhibit 99.1 to Registrant’s Form 8-K filed on August 14, 2014 is incorporated herein by reference).

10.56
Class A-1 Note Purchase Agreement, dated September 5, 2018, among Applebee’s Funding LLC and IHOP Funding LLC, each a Co-Issuer, certain special-purpose, wholly-owned indirect subsidiaries of the Corporation, each as a Guarantor, the Corporation, as manager, certain conduit investors, financial institutions and funding agents, Barclays Bank PLC as provider of letters credit and swingline lender and as administrative agent (Exhibit 10.1 to Registrant’s Form 8-K filed on September 6, 2018 is incorporated herein by reference).

10.57
Guarantee and Collateral Agreement, dated September 30, 2014, among certain special-purpose, wholly-owned indirect subsidiaries of the Registrant, each as guarantor, in favor of Citibank, N.A., as Trustee (Exhibit 10.2 to Registrant’s Form 8-K filed on October 3, 2014 is incorporated herein by reference.)

10.58
Amended and Restated Management Agreement, dated September 5, 2018, among Applebee’s Funding LLC and IHOP Funding  LLC, each a Co-Issuer, other securitization entities party thereto from time to time, the Corporation, Applebee’s Services, Inc. and International House of Pancakes, LLC as Sub-managers and Citibank, N.A., as Trustee (Exhibit 10.2 to Registrant’s Form 8-K filed on September 6, 2018 is incorporated herein by reference).

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

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 21st day of February, 2019.

DINE BRANDS GLOBAL, INC.
By:	/s/ STEPHEN P. JOYCE
Stephen P. Joyce Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities indicated, on this 21st day of February, 2019.

Name	Title

/s/ STEPHEN P. JOYCE	Chief Executive Officer (Principal Executive Officer), Director
Stephen P. Joyce

/s/ THOMAS H. SONG	Chief Financial Officer (Principal Financial Officer)
Thomas H. Song

/s/ RICHARD J. DAHL	Director
Richard J. Dahl

/s/ HOWARD M. BERK	Director
Howard M. Berk

/s/ DANIEL J. BRESTLE	Director
Daniel J. Brestle

/s/ LARRY A. KAY	Director
Larry A. Kay

/s/ CAROLINE W. NAHAS	Director
Caroline W. Nahas

/s/ DOUGLAS M. PASQUALE	Director
Douglas M. Pasquale

/s/ GILBERT T. RAY	Director
Gilbert T. Ray

/s/ LILIAN C. TOMOVICH	Director
Lilian C.Tomovich