Form 10-Q
period 2019-03-31
Dine Brands Global, Inc.
filed 2019-05-01
CIK 49754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
 (Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2019
 OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	DIN	New York Stock Exchange

As of April 25, 2019, the Registrant had 17,535,046 shares of Common Stock outstanding.

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

Factors that could cause actual results to differ materially from the projections, forecasts, estimates and expectations discussed in this Quarterly Report on Form 10-Q include, among other things: general economic conditions; our level of indebtedness; compliance with the terms of our securitized debt; our ability to refinance our current indebtedness or obtain additional financing; our dependence on information technology; potential cyber incidents; the implementation of restaurant development plans; our dependence on our franchisees; the concentration of our Applebee’s franchised restaurants in a limited number of franchisees; the financial health of our franchisees, including any insolvency or bankruptcy; credit risks from our IHOP franchisees operating under our Previous IHOP Business Model; insufficient insurance coverage to cover potential risks associated with the ownership and operation of restaurants; our franchisees’ and other licensees’ compliance with our quality standards and trademark usage; general risks associated with the restaurant industry; potential harm to our brands’ reputation; risks of food-borne illness or food tampering; possible future impairment charges; trading volatility and fluctuations in the price of our stock; our ability to achieve the financial guidance we provide to investors; successful implementation of our business strategy; the availability of suitable locations for new restaurants; shortages or interruptions in the supply or delivery of products from third parties or availability of utilities; the management and forecasting of appropriate inventory levels; development and implementation of innovative marketing and use of social media; changing health or dietary preference of consumers; risks associated with doing business in international markets; the results of litigation and other legal proceedings; third-party claims with respect to intellectual property assets; delivery initiatives and use of third-party delivery vendors; our allocation of human capital and our ability to attract and retain management and other key employees; compliance with federal, state and local governmental regulations; risks associated with our self-insurance; natural disasters or other serious incidents; our success with development initiatives outside of our core business; the adequacy of our internal controls over financial reporting and future changes in accounting standards.

Fiscal Quarter End

The Company’s fiscal quarters end on the Sunday closest to the last day of each calendar quarter. For convenience, the fiscal quarters of each year are referred to as ending on March 31, June 30, September 30 and December 31. The first fiscal quarter of 2019 began on December 31, 2018 and ended on March 31, 2019. The first fiscal quarter of 2018 began on January 1, 2018 and ended on April 1, 2018.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.
Dine Brands Global, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

Assets	March 31, 2019	December 31, 2018
	(Unaudited)
Current assets:
Cash and cash equivalents	$132,932	$137,164
Receivables, net	97,786	137,504
Restricted cash	36,654	48,515
Prepaid gift card costs	30,045	38,195
Prepaid income taxes	19,370	17,402
Other current assets	5,980	3,410
Total current assets	322,767	382,190
Other intangible assets, net	583,040	585,889
Operating lease right-of-use assets	383,962	—
Goodwill	343,862	345,314
Property and equipment, net	225,396	240,264
Long-term receivables, net	99,582	103,102
Deferred rent receivable	75,569	77,069
Non-current restricted cash	14,700	14,700
Other non-current assets, net	27,239	26,152
Total assets	$2,076,117	$1,774,680
Liabilities and Stockholders’ Deficit
Current liabilities:
Current maturities of long-term debt	$—	$25,000
Accounts payable	37,726	43,468
Gift card liability	115,974	160,438
Current maturities of operating lease obligations	67,340	—
Current maturities of finance lease and financing obligations	13,708	14,031
Accrued employee compensation and benefits	15,338	27,479
Dividends payable	12,461	11,389
Deferred franchise revenue, short-term	10,376	10,138
Other accrued expenses	30,167	24,243
Total current liabilities	303,090	316,186
Long-term debt, less current maturities	1,274,916	1,274,087
Operating lease obligations, less current maturities	386,364	—
Finance lease obligations, less current maturities	87,624	87,762
Financing obligations, less current maturities	38,306	38,482
Deferred income taxes, net	102,074	105,816
Deferred franchise revenue, long-term	62,472	64,557
Other non-current liabilities	12,092	90,063
Total liabilities	2,266,938	1,976,953
Commitments and contingencies
Stockholders’ deficit:
Common stock, $0.01 par value; shares: 40,000,000 authorized; March 31, 2019 - 24,974,665 issued, 17,650,765 outstanding; December 31, 2018 - 24,984,898 issued, 17,644,267 outstanding	250	250
Additional paid-in-capital	239,585	237,726
Retained earnings	24,588	10,414
Accumulated other comprehensive loss	(61)	(60)
Treasury stock, at cost; shares: March 31, 2019 - 7,323,900; December 31, 2018 - 7,340,631	(455,183)	(450,603)
Total stockholders’ deficit	(190,821)	(202,273)
Total liabilities and stockholders’ deficit	$2,076,117	$1,774,680

 See the accompanying Notes to Consolidated Financial Statements.

Dine Brands Global, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Revenues:
Franchise revenues:
Royalties, franchise fees and other	$96,296	$91,477
Advertising revenue	72,630	63,836
Total franchise revenues	168,926	155,313
Company restaurant sales	35,735	—
Rental revenues	30,711	30,841
Financing revenues	1,810	2,009
Total revenues	237,182	188,163
Cost of revenues:
Franchise expenses:
Advertising expenses	72,630	63,836
Other franchise expenses	7,673	18,036
Total franchise expenses	80,303	81,872
Company restaurant expenses	31,538	—
Rental expenses:
Interest expense from finance leases	1,529	1,877
Other rental expenses	21,095	20,764
Total rental expenses	22,624	22,641
Financing expenses	146	150
Total cost of revenues	134,611	104,663
Gross profit	102,571	83,500
General and administrative expenses	42,819	41,911
Interest expense, net	15,393	15,199
Amortization of intangible assets	2,924	2,502
Closure and impairment charges	194	2,604
Loss (gain) on disposition of assets	109	(1,427)
Income before income tax provision	41,132	22,711
Income tax provision	(9,489)	(5,638)
Net income	31,643	17,073
Other comprehensive income (loss) net of tax:
Adjustment to unrealized loss on available-for-sale investments	—	50
Foreign currency translation adjustment	(1)	(3)
Total comprehensive income	$31,642	$17,120
Net income available to common stockholders:
Net income	$31,643	$17,073
Less: Net income allocated to unvested participating restricted stock	(1,111)	(568)
Net income available to common stockholders	$30,532	$16,505
Net income available to common stockholders per share:
Basic	$1.76	$0.93
Diluted	$1.73	$0.92
Weighted average shares outstanding:
Basic	17,343	17,703
Diluted	17,690	17,845

See the accompanying Notes to Consolidated Financial Statements.

11. Facility Exit Costs (Continued)

Dine Brands Global, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Deficit
(In thousands)
(Unaudited)

	Common Stock				Accumulated Other Comprehensive Loss	Treasury Stock
	Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)		Shares	Cost	Total
Balance at December 31, 2017	17,993	$250	$276,408	$(69,940)	$(105)	7,029	$(422,153)	$(215,540)
Net income	—	—	—	17,073	—	—	—	17,073
Other comprehensive gain	—	—	—	—	47	—	—	47
Purchase of Company common stock	(139)	—	—	—	—	139	(10,003)	(10,003)
Reissuance of treasury stock	77	—	(2,495)	—	—	(77)	2,951	456
Net issuance of shares for stock plans	6	—	—	—	—	—	—	—
Repurchase of restricted shares for taxes	(15)	—	(1,083)	—	—	—	—	(1,083)
Stock-based compensation	—	—	3,368	—	—	—	—	3,368
Dividends on common stock in excess of retained earnings	—	—	(11,204)	—	—	—	—	(11,204)
Balance at March 31, 2018	17,922	$250	$264,994	$(52,867)	$(58)	7,091	$(429,205)	$(216,886)

	Common Stock				Accumulated Other Comprehensive Loss	Treasury Stock
	Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings		Shares	Cost	Total
Balance at December 31, 2018	17,644	$250	$237,726	$10,414	$(60)	7,341	$(450,603)	$(202,273)
Adoption of ASC 842 (Note 3)	—	—	—	(5,030)	—	—	—	(5,030)
Net income	—	—	—	31,643	—	—	—	31,643
Other comprehensive loss	—	—	—	—	(1)	—	—	(1)
Purchase of Company common stock	(151)	—	—	—	—	151	(12,015)	(12,015)
Reissuance of treasury stock	168	—	(667)	—	—	(168)	7,435	6,768
Net issuance of shares for stock plans	9	—	—	—	—	—	—	—
Repurchase of restricted shares for taxes	(19)	—	(1,817)	—	—	—	—	(1,817)
Stock-based compensation	—	—	4,107	—	—	—	—	4,107
Dividends on common stock	—	—	236	(12,439)	—	—	—	(12,203)
Balance at March 31, 2019	17,651	$250	$239,585	$24,588	$(61)	7,324	$(455,183)	$(190,821)

Dine Brands Global, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net income	$31,643	$17,073
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	10,179	7,940
Non-cash stock-based compensation expense	4,107	3,368
Non-cash interest expense	1,118	864
Closure and impairment charges	194	2,594
Deferred income taxes	(1,149)	(1,182)
Loss (gain) on disposition of assets	109	(1,421)
Other	(3,976)	(6,199)
Changes in operating assets and liabilities:
Accounts receivable, net	(3,210)	(8,804)
Current income tax receivables and payables	(1,399)	5,529
Gift card receivables and payables	(890)	(2,269)
Other current assets	(2,570)	5,709
Accounts payable	1,826	65
Accrued employee compensation and benefits	(12,141)	(3,448)
Other current liabilities	5,088	(3,351)
Cash flows provided by operating activities	28,929	16,468
Cash flows from investing activities:
Principal receipts from notes, equipment contracts and other long-term receivables	5,260	4,930
Additions to property and equipment	(4,717)	(3,488)
Proceeds from sale of property and equipment	400	655
Additions to long-term receivables	(395)	(2,325)
Other	(100)	(27)
Cash flows provided by (used in) investing activities	448	(255)
Cash flows from financing activities:
Repayment of Variable Funding Notes	(25,000)	—
Repayment of long-term debt	—	(3,250)
Dividends paid on common stock	(11,153)	(17,453)
Repurchase of common stock	(10,802)	(10,003)
Principal payments on financing lease obligations	(3,466)	(4,536)
Proceeds from stock options exercised	6,768	456
Tax payments for restricted stock upon vesting	(1,817)	(1,083)
Cash flows used in financing activities	(45,470)	(35,869)
Net change in cash, cash equivalents and restricted cash	(16,093)	(19,656)
Cash, cash equivalents and restricted cash at beginning of period	200,379	163,146
Cash, cash equivalents and restricted cash at end of period	$184,286	$143,490
Supplemental disclosures:
Interest paid in cash	$16,346	$16,621
Income taxes paid in cash	$12,014	$934

See the accompanying Notes to Consolidated Financial Statements.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1. General

The accompanying unaudited consolidated financial statements of Dine Brands Global, Inc. (the “Company” or “Dine Brands Global”) have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2019.

The consolidated balance sheet at December 31, 2018 has been derived from the audited consolidated financial statements at that date but does not include all of information and footnotes required by U.S. GAAP for complete financial statements.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

2. Basis of Presentation

The Company’s fiscal quarters end on the Sunday closest to the last day of each calendar quarter. For convenience, the fiscal quarters of each year are referred to as ending on March 31, June 30, September 30 and December 31. The first fiscal quarter of 2019 began on December 31, 2018 and ended on March 31, 2019. The first fiscal quarter of 2018 began on January 1, 2018 and ended on April 1, 2018.

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

3. Accounting Standards Adopted and Newly Issued Accounting Standards Not Yet Adopted

Accounting Standards Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued guidance with respect to the accounting for leases, as codified in Accounting Standards Topic 842 (“ASC 842”). The guidance is intended to improve financial reporting of leasing transactions by requiring entities that lease assets to recognize assets and liabilities for the rights and obligations created by leases, as well as requiring additional disclosures related to an entity's leasing activities. The Company adopted this change in accounting principle using the modified retrospective method as of the first day of the first fiscal quarter of 2019. Accordingly, financial information for periods prior to the date of initial application has not been adjusted. The Company has elected the package of practical expedients for adoption that permitted the Company not to reassess its prior conclusions regarding lease identification, lease classification and initial direct costs. The Company did not elect to use an allowable expedient that permitted the use of hindsight in performing evaluations of its leases.

Upon adoption of ASC 842, the Company recognized operating lease obligations of $453.0 million, which represents the present value of the remaining minimum lease payments, discounted using the Company's incremental borrowing rate. The Company recognized operating lease right-of-use assets of $395.6 million. The Company recognized an adjustment to retained earnings upon adoption of $5.0 million, net of tax of $1.7 million, primarily related to an impairment resulting from an unfavorable differential between lease payments to be made and sublease rentals to be received on certain leases. The remaining difference of $50.7 million between the recognized operating lease obligation and right-of-use assets relates to the derecognition of certain liabilities and assets that had been recorded in accordance with U.S. GAAP that had been applied prior

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

3. Accounting Standards Adopted and Newly Issued Accounting Standards Not Yet Adopted (Continued)

to the adoption of ASC 842, primarily $43.3 million of accrued rent payments. Lease-related reserves for lease incentives, closed restaurants and unfavorable leaseholds were also derecognized.

The accounting for the Company's existing finance (capital) leases upon adoption of ASC 842 remained substantially unchanged. Adoption of ASC 842 had no significant impact on the Company's cash flows from operations or its results of operations and did not impact any covenant related to the Company's long-term debt. The Company implemented internal controls necessary to ensure compliance with the accounting and disclosure requirements of ASC 842.

Additional new accounting guidance became effective for the Company as of the beginning of fiscal 2019 that the Company reviewed and concluded was either not applicable to its operations or had no material effect on its consolidated financial statements in the current or future fiscal years.

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

Company Restaurant Revenue

Sales by company-operated restaurants are recognized when food and beverage items are sold. Company restaurant sales are reported net of sales taxes collected from guests that are remitted to the appropriate taxing authorities.

In determining the amount and timing of revenue from contracts with customers, the Company exercises significant judgment with respect to collectibility of the amount; however, the timing of recognition does not require significant judgments as it is based on either the term of the franchise agreement, the month of reported sales by the franchisee or the date of product shipment, none of which require estimation. The Company does not incur a significant amount of contract acquisition costs in conducting its franchising activities. The Company believes its franchising arrangements do not contain a significant financing component.

The following table disaggregates franchise revenue by major type for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
	2019	2018
	(In thousands)
Franchise Revenue:
Royalties	$78,730	$75,097
Advertising fees	72,630	63,836
Pancake and waffle dry mix sales and other	14,431	13,097
Franchise and development fees	3,135	3,283
Total franchise revenue	$168,926	$155,313

Receivables from franchisees as of March 31, 2019 and December 31, 2018 were $67.1 million (net of allowance of $2.1 million) and $62.6 million (net of allowance of $4.6 million), respectively, and were included in receivables, net in the Consolidated Balance Sheets.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

4. Revenue Disclosures (Continued)

Changes in the Company's contract liability for deferred franchise and development fees during the three months ended March 31, 2019 are as follows:

Deferred Franchise Revenue (short- and long-term)
(In thousands)
Balance at December 31, 2018	$74,695
Recognized as revenue during the three months ended March 31, 2019	(2,948)
Fees deferred during the three months ended March 31, 2019	1,101
Balance at March 31, 2019	$72,848

The balance of deferred revenue as of March 31, 2019 is expected to be recognized as follows:

(In thousands)
Remainder of 2019	$6,633
2020	10,066
2021	7,780
2022	7,251
2023	6,675
2024	5,987
Thereafter	28,456
Total	$72,848

5. Lease Disclosures

The Company engages in leasing activity as both a lessee and a lessor. The majority of the Company's lease portfolio originated when the Company was actively involved in the development and financing of IHOP restaurants prior to the franchising of the restaurant to the franchisee. This activity included the Company's leasing or purchase of the site on which the restaurant was located and subsequently leasing/subleasing the site to the franchisee. With a few exceptions, the Company ended this practice in 2003 and the Company's current lease activity is predominantly comprised of renewals of existing lease arrangements and exercises of options on existing lease arrangements.

The Company currently leases from third parties the real property on which approximately 620 IHOP franchisee-operated restaurants are located; the Company (as lessor) subleases the property to the franchisees that operate those restaurants. The Company also leases property it owns to the franchisees that operate approximately 60 IHOP restaurants and one Applebee's restaurant. The Company leases from third parties the real property on which 69 Applebee's company-operated restaurants are located. The Company also leases office space for its principal corporate office in Glendale, California and a restaurant support center in Kansas City, Missouri. The Company does not have a significant amount of non-real estate leases.

The Company's existing leases related to IHOP restaurants generally provided for an initial term of 20 to 25 years with most having one or more five-year renewal options. Option periods were not included in determining liabilities and right-of-use assets related to operating leases. Approximately 260 of the Company's leases contain provisions requiring additional rent payments to the Company (as lessor) based on a percentage of restaurant sales. Approximately 220 of the Company's leases contain provisions requiring additional rent payments by the Company (as lessee) based on a percentage of restaurant sales.

The individual lease agreements do not provide information to determine the implicit rate in the agreements. The Company made significant judgments in determining the incremental borrowing rates that were used in calculating operating lease liabilities as of the adoption date. Due to the large number of leases, the Company applied a portfolio approach by grouping the leases based on the original lease term. The Company estimated the rate for each grouping primarily by reference to yield rates on debt issuances by companies of a similar credit rating as the Company, U.S. Treasury rates as of the adoption date and adjustments for differences in years to maturity.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

5. Lease Disclosures (Continued)

The Company's lease cost for the three months ended March 31, 2019 was as follows:

Finance lease cost:	(In millions)
Amortization of right-of-use assets	$1.3
Interest on lease liabilities	2.1
Operating lease cost	26.4
Variable lease cost	0.7
Short-term lease cost	0.0
Sublease income	(28.1)
Lease cost	$2.4

Future minimum lease payments under noncancelable leases as lessee as of March 31, 2019 were as follows:

	Finance Leases	Operating Leases
	(In millions)
2019 (remaining nine months)	$15.8	$69.0
2020	20.1	93.0
2021	16.5	76.0
2022	14.7	68.0
2023	11.6	55.6
Thereafter	65.0	212.7
Total minimum lease payments	143.7	574.3
Less: interest/imputed interest	(43.1)	(120.6)
Total obligations	100.6	453.7
Less: current portion	(13.0)	(67.3)
Long-term lease obligations	$87.6	$386.4

The weighted average remaining lease term as of March 31, 2019 was 8.6 years for finance leases and 8.1 years for operating leases. The weighted average discount rate as of March 31, 2019 was 10.4% for finance leases and 5.8% for operating leases.

During the three months ended March 31, 2019, the Company made the following payments for leases:

(In millions)
Principal payments on finance lease obligations	$3.5
Interest payments on finance lease obligations	$2.0
Payments on operating leases	$22.9
Variable lease payments	$0.9

The Company's income from operating leases for the three months ended March 31, 2019 was as follows:

(In millions)
Minimum lease payments	$25.7
Variable lease income	3.2
Total operating lease income	$28.9

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

5. Lease Disclosures (Continued)

Future minimum payments to be received as lessor under noncancelable operating leases as of March 31, 2019 were as follows:

(In millions)
2019 (remaining nine months)	$79.5
2020	107.1
2021	101.2
2022	98.1
2023	93.7
Thereafter	288.3
Total minimum rents receivable	767.9

The Company's income from direct financing leases for the three months ended March 31, 2019 was as follows:

(In millions)
Interest income	$1.4
Variable lease income	0.4
Total operating lease income	$1.8

Future minimum payments to be received as lessor under noncancelable direct financing leases as of March 31, 2019 were as follows:

(In millions)
2019 (remaining nine months)	$12.1
2020	14.8
2021	11.7
2022	8.4
2023	3.6
Thereafter	3.7
Total minimum rents receivable	54.3
Less: unearned income	(11.4)
Total net investment in direct financing leases	42.9
Less: current portion	(11.2)
Long-term investment in direct financing leases	$31.7

6. Long-Term Debt

At March 31, 2019 and December 31, 2018, long-term debt consisted of the following:

	March 31, 2019	December 31, 2018
	(In millions)
Series 2014-1 4.277% Fixed Rate Senior Secured Notes, Class A-2	$1,283.8	$1,283.8
Series 2018-1 Variable Funding Senior Notes Class A-1, variable interest rate of 4.93% at December 31, 2018	—	25.0
Class A-2 Note debt issuance costs	(8.9)	(9.7)
Long-term debt, net of debt issuance costs	1,274.9	1,299.1
Current portion of long-term debt	—	(25.0)
Long-term debt	$1,274.9	$1,274.1

For a description of the Series 2014-1 4.277% Fixed Rate Senior Secured Notes, Class A-2 and the Series 2018-1 Variable Funding Notes Class A-1, refer to Note 8 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

DineEquity, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

6. Long-Term Debt (Continued)

During the three months ended March 31, 2019, the Company repaid $25.0 million of Variable Funding Notes, representing the amount outstanding at December 31, 2018. The Company did not draw on the Variable Funding Notes during the three months ended March 31, 2019. The maximum amount of Variable Funding Notes outstanding during the three months ended March 31, 2019 was $25.0 million and the weighted average interest rate on the Variable Funding Notes for the period outstanding was 4.88%.
At March 31, 2019, $2.2 million was pledged against the Variable Funding Notes for outstanding letters of credit, leaving $222.8 million of 2018 Variable Funding Notes available for borrowing. The letters of credit are used primarily to satisfy insurance-related collateral requirements.

7. Stockholders' Deficit

Dividends

During the three months ended March 31, 2019, the Company paid dividends on common stock of $11.2 million, representing a cash dividend of $0.63 per share declared in the fourth quarter of 2018. On February 20, 2019, the Company's Board of Directors declared a first quarter 2019 cash dividend of $0.69 per share of common stock. This dividend was paid on April 5, 2019 to stockholders of record at the close of business on March 20, 2019. The Company reported dividends payable of $12.5 million at March 31, 2019.

Dividends declared and paid per share for the three months ended March 31, 2019 and 2018 were as follows:

	Three months ended March 31,
	2019	2018
Dividends declared per common share	$0.69	$0.63
Dividends paid per common share	$0.63	$0.97

Stock Repurchase Program

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

In October 2015, the Company's Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $150 million of its common stock (the “2015 Repurchase Program”) on an opportunistic basis from time to time in open market transactions and in privately negotiated transactions based on business, market, applicable legal requirements and other considerations. The 2015 Repurchase Program, as approved by the Board of Directors, did not require the repurchase of a specific number of shares and could be terminated at any time. In connection with the approval of the 2019 Repurchase Program, the Board of Directors terminated the 2015 Repurchase Program.

A summary of shares repurchased under the 2019 Repurchase Program and the 2015 Repurchase Program, during the three months ended March 31, 2019 and cumulatively, is as follows:

	Shares	Cost of shares
		(In millions)
2019 Repurchase Program:
Repurchased during the three months ended March 31, 2019	40,817	$3.6
Cumulative (life-of-program) repurchases	40,817	$3.6
Remaining dollar value of shares that may be repurchased	n/a	$196.4
2015 Repurchase Program:
Repurchased during the three months ended March 31, 2019	110,499	$8.4
Cumulative (life-of-program) repurchases	1,589,995	$126.2
Remaining dollar value of shares that may be repurchased	n/a	n/a

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7. Stockholders' Deficit (Continued)

Treasury Stock

Repurchases of the Company's common stock are included in treasury stock at the cost of shares repurchased plus any transaction costs. Treasury stock may be re-issued when stock options are exercised, when restricted stock awards are granted and when restricted stock units settle in stock upon vesting. The cost of treasury stock re-issued is determined using the first-in, first-out (“FIFO”) method. During the three months ended March 31, 2019, the Company re-issued 168,047 shares of treasury stock at a total FIFO cost of $7.4 million.

8. Income Taxes

The Company's effective tax rate was 23.1% for the three months ended March 31, 2019 as compared to 24.8% for the three months ended March 31, 2018. The effective tax rate of 23.1% for the three months ended March 31, 2019 was lower than the rate of the prior period primarily due to excess tax benefits on stock-based compensation.

The total gross unrecognized tax benefit as of March 31, 2019 and December 31, 2018 was $5.2 million and $5.2 million, respectively, excluding interest, penalties and related tax benefits. The Company estimates the unrecognized tax benefit may decrease over the upcoming 12 months by an amount up to $0.9 million related to settlements with taxing authorities and the lapse of statutes of limitations. For the remaining liability, due to the uncertainties related to these tax matters, the Company is unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority will occur.

As of March 31, 2019, accrued interest was $1.3 million and accrued penalties were less than $0.1 million, excluding any related income tax benefits. As of December 31, 2018, accrued interest was $1.1 million and accrued penalties were less than $0.1 million, excluding any related income tax benefits. The Company recognizes interest accrued related to unrecognized tax benefits and penalties as a component of its income tax provision recognized in its Consolidated Statements of Comprehensive Income.

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

9. Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense included in general and administrative expenses in the Consolidated Statements of Comprehensive Income:

	Three months ended March 31,
	2019	2018
	(In millions)
Total stock-based compensation expense:
Equity classified awards expense	$4.1	$3.4
Liability classified awards expense	1.0	0.5
Total pre-tax stock-based compensation expense	5.1	3.9
Book income tax benefit	(1.3)	(1.0)
Total stock-based compensation expense, net of tax	$3.8	$2.9

As of March 31, 2019, total unrecognized compensation expense of $24.1 million related to restricted stock and restricted stock units and $5.8 million related to stock options are expected to be recognized over a weighted average period of 1.7 years for restricted stock and restricted stock units and 1.8 years for stock options.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

9. Stock-Based Compensation (Continued)

Fair Value Assumptions

The Company granted 132,832 stock options during the three months ended March 31, 2019 for which the fair value was estimated using a Black-Scholes option pricing model. The following summarizes the assumptions used in the Black-Scholes model:

Risk-free interest rate	2.5%
Weighted average historical volatility	30.3%
Dividend yield	2.8%
Expected years until exercise	4.7
Weighted average fair value of options granted	$21.93

Equity Classified Awards - Stock Options

Stock option balances at March 31, 2019, and activity for the three months ended March 31, 2019 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Millions)
Outstanding at December 31, 2018	1,439,708	$63.21
Granted	132,832	98.97
Exercised	(116,590)	58.05
Outstanding at March 31, 2019	1,455,950	66.88	6.8	$38.2
Vested at March 31, 2019 and Expected to Vest	1,311,896	67.76	6.6	$33.3
Exercisable at March 31, 2019	682,494	$75.92	4.6	$12.1

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price of the Company’s common stock on the last trading day of the first quarter of 2019 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2019. The aggregate intrinsic value will change based on the fair market value of the Company’s common stock and the number of in-the-money options.

Equity Classified Awards - Restricted Stock and Restricted Stock Units

Outstanding balances as of March 31, 2019, and activity related to restricted stock and restricted stock units for the three months ended March 31, 2019 were as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value	Stock-Settled Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	267,242	$63.97	374,529	$31.05
Granted	51,457	98.58	13,464	98.97
Released	(48,022)	79.60	(12,293)	90.34
Forfeited	(2,562)	48.22	—	—
Outstanding at March 31, 2019	268,115	$69.96	375,700	$30.95

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

9. Stock-Based Compensation (Continued)

Liability Classified Awards - Cash-settled Restricted Stock Units

The Company has granted cash-settled restricted stock units to certain employees. These instruments are recorded as liabilities at fair value as of the respective period end.

	Cash-Settled Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	53,766	$94.77
Granted	19,736	91.05
Released	(317)	82.16
Forfeited	(3,622)	98.96
Outstanding at March 31, 2019	69,563	$93.58

For the three months ended March 31, 2019, and 2018, $0.6 million and $0.1 million, respectively, was included as stock-based compensation expense related to cash-settled restricted stock units.

Liability Classified Awards - Long-Term Incentive Awards
The Company has granted cash long-term incentive awards (“LTIP awards”) to certain employees. Annual LTIP awards vest over a three-year period and are determined using multipliers from 0% to 200% of the target award based on (i) the total stockholder return of Dine Brands Global common stock compared to the total stockholder returns of a peer group of companies and (ii) the percentage increase in the Company's adjusted earnings per share (as defined). The awards are considered stock-based compensation and are classified as liabilities measured at fair value as of the respective period end. For the three months ended March 31, 2019 and 2018, $0.4 million and $0.4 million, respectively were included in total stock-based compensation expense related to LTIP awards. At March 31, 2019 and December 31, 2018, liabilities of $1.7 million and $2.4 million, respectively, related to LTIP awards were included as part of accrued employee compensation and benefits in the Consolidated Balance Sheets.

10. Segments

The Company identifies its reporting segments based on the organizational units used by management to monitor performance and make operating decisions. The Company currently has five operating segments: Applebee's franchise operations, Applebee's company-operated restaurant operations, IHOP franchise operations, rental operations and financing operations. The Company has four reportable segments: franchise operations, (an aggregation of Applebee's and IHOP franchise operations), company-operated restaurant operations, rental operations and financing operations. The Company considers these to be its reportable segments, regardless of whether any segment exceeds 10% of consolidated revenues, income before income tax provision or total assets.

As of March 31, 2019, the franchise operations segment consisted of (i) 1,761 restaurants operated by Applebee’s franchisees in the United States, two U.S. territories and 13 countries outside the United States and (ii) 1,822 restaurants operated by IHOP franchisees and area licensees in the United States, three U.S. territories and 12 countries outside the United States. Franchise operations revenue consists primarily of franchise royalty revenues, franchise advertising revenue, sales of proprietary products to franchisees (primarily pancake and waffle dry mixes for the IHOP restaurants), and franchise fees.  Franchise operations expenses include advertising expenses, the cost of IHOP proprietary products, bad debt expense, franchisor contributions to marketing funds, pre-opening training expenses and other franchise-related costs.

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

Dine Brand Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

10. Segments (Continued)

Information on segments is as follows:

	Three months ended March 31,
	2019	2018
	(In millions)
Revenues from external customers:
Franchise operations	$168.9	$155.3
Rental operations	30.7	30.9
Company restaurants	35.8	—
Financing operations	1.8	2.0
Total	$237.2	$188.2

Interest expense:
Rental operations	$2.5	$2.4
Company restaurants	0.5	—
Corporate	15.4	15.2
Total	$18.4	$17.6

Depreciation and amortization:
Franchise operations	$2.6	$2.7
Rental operations	3.5	$2.9
Company restaurants	1.3	—
Corporate	2.8	2.3
Total	$10.2	$7.9

Gross profit, by segment:
Franchise operations	$88.6	$73.4
Rental operations	8.1	8.2
Company restaurants	4.2	—
Financing operations	1.7	1.9
Total gross profit	102.6	83.5
Corporate and unallocated expenses, net	(61.5)	(60.8)
Income before income tax provision	$41.1	$22.7

11. Net Income per Share

The computation of the Company's basic and diluted net income per share is as follows:

	Three months ended March 31,
	2019	2018
	(In thousands, except per share data)
Numerator for basic and diluted income per common share:
Net income	$31,643	$17,073
Less: Net income allocated to unvested participating restricted stock	(1,111)	(568)
Net income available to common stockholders - basic	30,532	16,505
Effect of unvested participating restricted stock in two-class calculation	12	2
Net income available to common stockholders - diluted	$30,544	$16,507
Denominator:
Weighted average outstanding shares of common stock - basic	17,343	17,703
Dilutive effect of stock options	347	142
Weighted average outstanding shares of common stock - diluted	17,690	17,845
Net income per common share:
Basic	$1.76	$0.93
Diluted	$1.73	$0.92

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

The fair values of the Company's Series 2014-1 Class A-2 Notes (the “Class A-2 Notes”) at March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019	December 31, 2018
	(In millions)
Carrying amount of Class A-2 Notes	$1,283.8	$1,283.8
Fair Value of Class A-2 Notes	$1,289.0	$1,280.9

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
Lease Guarantees

In connection with the sale of Applebee’s restaurants to franchisees, the Company has, in certain cases, guaranteed or has potential continuing liability for lease payments totaling $280.0 million as of March 31, 2019. This amount represents the maximum potential liability for future payments under these leases. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from 2019 through 2048. Excluding unexercised option periods, the Company's potential liability for future payments under these leases is $42.1 million. In the event of default, the indemnity and default clauses in the sale or assignment agreements govern the Company's ability to pursue and recover damages incurred.

14. Restricted Cash

Current restricted cash of $36.7 million at March 31, 2019 primarily consisted of $33.7 million of funds required to be held in trust in connection with the Company's securitized debt and $2.9 million of funds from Applebee's franchisees pursuant to franchise agreements, usage of which was restricted to advertising activities. Current restricted cash of $48.5 million at December 31, 2018 primarily consisted of $42.3 million of funds required to be held in trust in connection with the Company's securitized debt and $6.2 million of funds from Applebee's franchisees pursuant to franchise agreements, usage of which was restricted to advertising activities.

Non-current restricted cash of $14.7 million at March 31, 2019 and December 31, 2018 represents interest reserves required to be set aside for the duration of the Company's securitized debt.

11. Facility Exit Costs (Continued)

15. Acquisition of Business

In December 2018, the Company acquired 69 Applebee’s restaurants in North Carolina and South Carolina from a former Applebee's franchisee for a total purchase price of $21.6 million. The Company entered into the transaction to resolve certain franchisee financial health issues in what the Company believes was the most expedient and favorable manner for the Company and the Applebee's system.

During the three months ended March 31, 2019, the Company completed the calculation of deferred income taxes related to the transaction and adjusted the preliminary purchase price as follows:

	Preliminary Allocation	Adjustments	Adjusted Allocation
	(In millions)
Reacquired franchise rights	$11.6	$—	$11.6
Equipment and fixtures	10.0	—	10.0
Inventory	1.4	—	1.4
Deferred income taxes	—	1.5	1.5
Total identifiable assets acquired	23.0	1.5	24.5

Above-market leaseholds, net	(6.5)	—	(6.5)
Other liabilities	(1.0)	—	(1.0)
Net identifiable assets acquired	15.5	1.5	17.0
Goodwill	6.1	(1.5)	4.6
Consideration transferred	$21.6	$—	$21.6

In conjunction with the acquisition, the Company assumed capital (finance) lease obligations and related property under capital (finance) leases of $9.1 million. The Company also entered into new capital (finance) leases totaling $28.1 million of property under capital (finance) leases and capital (finance) lease obligations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in conjunction with the consolidated financial statements and the related notes that appear elsewhere in this report. Statements contained in this report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Please refer to the section of this report under the heading “Cautionary Statement Regarding Forward-Looking Statements” for more information.

Overview

The following discussion and analysis provides information which we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes thereto and the MD&A contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Except where the context indicates otherwise, the words “we,” “us,” “our,” “Dine Brands Global” and the “Company” refer to Dine Brands Global, Inc., together with its subsidiaries that are consolidated in accordance with United States generally accepted accounting principles (“U.S. GAAP”).

Through various subsidiaries, we own, franchise and operate the Applebee's Neighborhood Grill & Bar® (“Applebee's”) concept in the bar and grill segment within the casual dining category of the restaurant industry and we own and franchise the International House of Pancakes® (“IHOP”) concept in the family dining category of the restaurant industry. References herein to Applebee's® and IHOP® restaurants are to these two restaurant concepts, whether operated by franchisees, area licensees and their sub-licensees (collectively, “area licensees”) or by us. With over 3,600 restaurants combined, the substantial majority of which are franchised, we believe we are one of the largest full-service restaurant companies in the world.

We identify our business segments based on the organizational units used by management to monitor performance and make operating decisions. We currently have five operating segments: Applebee's franchise operations, Applebee's company-operated restaurant operations, IHOP franchise operations, rental operations and financing operations. We have four reportable segments: franchise operations, (an aggregation of Applebee's and IHOP franchise operations), company-operated restaurant operations, rental operations and financing operations. We consider these to be our reportable segments, regardless of whether any segment exceeds 10% of consolidated revenues, income before income tax provision or total assets.

The financial tables appearing in Management's Discussion and Analysis present amounts in millions of dollars that are rounded from our consolidated financial statements presented in thousands of dollars. As a result, the tables may not foot or crossfoot due to rounding.

Key Financial Results

	Three months ended March 31,		Favorable (Unfavorable) Variance
	2019	2018

	(In millions, except per share data)
Income before income taxes	$41.1	$22.7	$18.4
Income tax provision	(9.5)	(5.6)	(3.9)
Net income	$31.6	$17.1	$14.6

Effective tax rate	23.1%	24.8%	1.7%

Net income per diluted share	$1.73	$0.92	$0.81

The following table highlights the primary reasons for the increase in our income before income taxes in the three months ended March 31, 2019 compared to the same period of 2018:

Favorable (Unfavorable) Variance

(In millions)
Increase (decrease) in gross profit:
Applebee's franchise operations	$13.4
IHOP franchise operations	1.8
Company restaurant operations	4.2
All other operations	(0.3)
Total gross profit increase	19.1
Increase in General and Administrative (“G&A”) expenses	(0.9)
Other	0.2
Increase in income before income taxes	$18.4

The changes in Applebee's franchise gross profit for the three months ended March 31, 2019 compared to the same period of the prior year were primarily due to franchisor contributions to the Applebee’s National Advertising Fund (the “Applebee's NAF”) of $13.5 million we made during the three months ended March 31, 2018 that did not recur in 2019. See “Consolidated Results of Operations - Comparison of the Three Months ended March 31, 2019 and 2018” for additional discussion of the changes presented above.

Our effective income tax rate for the three months ended March 31, 2019 was lower than the comparable period of 2018 due to the recognition of excess tax benefits on stock-based compensation during the three months ended March 31, 2019.

Key Performance Indicators

In evaluating the performance of each restaurant concept, we consider the key performance indicators to be the system-wide sales percentage change, the percentage change in domestic system-wide same-restaurant sales (“domestic same-restaurant sales”), net franchise restaurant development and the change in effective restaurants. Changes in both domestic same-restaurant sales and in the number of Applebee's and IHOP restaurants will impact our system-wide retail sales that drive franchise royalty revenues. Restaurant development also impacts franchise revenues in the form of initial franchise fees and, in the case of IHOP restaurants, sales of proprietary pancake and waffle dry mix.

Our key performance indicators for the three months ended March 31, 2019 were as follows:

	Three months ended March 31, 2019
	Applebee's	IHOP
Sales percentage (decrease) increase	(1.4)%	2.4%
% increase in domestic system-wide same-restaurant sales	1.8%	1.2%
Net franchise restaurant reductions (1)	(7)	(9)
Net (decrease) increase in total effective restaurants (2)	(92)	30
________________________________________________

(1) Franchise and area license restaurant openings, net of closings, during the three months ended March 31, 2019.
(2) Change in effective franchise, area license and company-operated restaurants open for the three months ended March 31, 2019 compared to the same period of 2018.

The Applebee's sales percentage decrease for the three months ended March 31, 2019 when compared to the same period of 2018 was due to restaurant closures over the past 12 months that were partially offset by an increase in domestic same-restaurant sales. The IHOP sales percentage increase for the three months ended March 31, 2019 was due to net restaurant development over the past 12 months and an increase in domestic same-restaurant sales.

Domestic Same-Restaurant Sales

Applebee’s domestic same-restaurant sales increased 1.8% for the three months ended March 31, 2019 from the same period in 2018, the sixth consecutive quarter of growth in same-restaurant sales. The improvement resulted from an increase in average customer check that was partially offset by a decline in customer traffic. The increase in domestic same-restaurant sales for three months ended March 31, 2019 primarily was due to an increase in off-premise sales, which comprised 13% of Applebee's sales mix during the quarter.

The increase in same-restaurant sales for the three months ended March 31, 2019 was impacted by comparisons against significant increases in same-restaurant sales and traffic for the three months ended March 31, 2018. In terms of a two-year comparison, Applebee's domestic same-restaurant sales have grown 5.1%, with increases in both average customer check and customer traffic.

Based on data from Black Box Intelligence, a restaurant sales reporting firm (“Black Box”), Applebee's outperformed the casual dining segment of the restaurant industry during the three months ended March 31, 2019. During that period, the casual dining segment experienced an increase in same-restaurant sales that was smaller than the Applebee's increase, due to an increase in average customer check that was partially offset by a decline in customer traffic. Applebee's increase in average customer check for the three months ended March 31, 2019 was larger than that of the casual dining segment, while Applebee's decrease in traffic was also larger than that of the casual dining segment.

* Same-restaurant sales data includes area license restaurants beginning in 2019

IHOP’s domestic same-restaurant sales increased 1.2% (including area license restaurants) for the three months ended March 31, 2019 from the same period in 2018. This growth was due to an increase in average customer check that was partially offset by a decline in customer traffic. The increase in average customer check was due in part to a favorable mix shift we believe was driven by successful promotional activity during the quarter. The increase in domestic same-restaurant sales for three months ended March 31, 2019 was favorably impacted by an increase in off-premise sales, which comprised 9.5% of IHOP's sales mix during the quarter. We believe the results for the first quarter were adversely impacted by a shift in the Easter holiday period which fell in the second quarter of 2019 as compared to the first quarter of 2018. Typically, the Easter holiday period has had a positive impact on IHOP sales.

Based on data from Black Box, the family dining segment of the restaurant industry experienced a small increase in same-restaurant sales during the three months ended March 31, 2019, compared to the same period of the prior year, due to an increase in average customer check that was offset by a decrease in customer traffic. IHOP's increase in same-restaurant sales during the three months ended March 31, 2019 was larger than that of that the family dining segment because of a larger increase in average customer check than that experienced by the family dining segment. This was partially offset by IHOP experiencing a decrease in customer traffic that was larger than that of the family dining segment.

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

	Three months ended March 31,
	2019	2018
Applebee's Restaurant Data	(Unaudited)
Effective Restaurants(a)
Franchise	1,762	1,923
Company	69	—
Total	1,831	1,923

System-wide(b)
Domestic sales percentage change(c)	(1.4)%	0.9%
Domestic same-restaurant sales percentage change(d)	1.8%	3.3%
Franchise(b)
Domestic sales percentage change(c)	(4.7)%	0.9%
Domestic same-restaurant sales percentage change(d)	1.6%	3.3%
Average weekly domestic unit sales (in thousands)	$49.6	$47.6

IHOP Restaurant Data

Effective Restaurants(a)
Franchise	1,657	1,619
Area license	156	164
Total	1,813	1,783

System-wide(b)
Sales percentage change(c)	2.4%	3.9%
Domestic same-restaurant sales percentage change, including area license restaurants(d)	1.2%	1.0%
Domestic same-restaurant sales percentage change, excluding area license restaurants(d)	1.1%	1.0%
Franchise(b)
Sales percentage change(c)	2.3%	4.9%
Domestic same-restaurant sales percentage change(d)	1.1%	1.0%
Average weekly unit sales (in thousands)	$37.1	$37.1
Area License(b)
Sales percentage change(c)	2.7%	(0.2)%

(a)   “Effective Restaurants” are the weighted average number of restaurants open in each fiscal period, adjusted to account for restaurants open for only a portion of the period. Information is presented for all Effective Restaurants in the Applebee’s and IHOP systems, which consist of restaurants owned by franchisees and area licensees as well as those owned by the Company.
 (b)   “System-wide sales” are retail sales at Applebee’s restaurants operated by franchisees and IHOP restaurants operated by franchisees and area licensees, as reported to the Company, in addition to retail sales at company-operated Applebee's restaurants.  Sales at restaurants that are owned by franchisees and area licensees are not attributable to the Company. An increase in franchisees' reported sales will result in a corresponding increase in our royalty revenue, while a decrease in franchisees' reported sales will result in a corresponding decrease in our royalty revenue. Unaudited reported sales for Applebee's domestic franchise restaurants, Applebee's company-operated restaurants, IHOP franchise restaurants and IHOP area license restaurants were as follows:

	Three months ended March 31,
	2019	2018
Reported sales (in millions)	(Unaudited)

Applebee's domestic franchise restaurant sales	$1,044.2	$1,095.6
Applebee's company-operated restaurants	35.7	—
IHOP franchise restaurant sales	798.8	780.6
IHOP area license restaurant sales	74.3	72.3
Total	$1,953.0	$1,948.5

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

Restaurant Development Activity	Three months ended March 31,
	2019	2018
Applebee's	(Unaudited)
Summary - beginning of period:
Franchise	1,768	1,936
Company restaurants	69	—
Beginning of period	1,837	1,936

Franchise restaurants opened:
International	—	2
Total franchise restaurants opened	—	2
Franchise restaurants closed:
Domestic	(4)	(22)
International	(3)	(4)
Total franchise restaurants closed	(7)	(26)
Net franchise restaurant reduction	(7)	(24)

Summary - end of period:
Franchise	1,761	1,912
Company restaurants	69	—
Total Applebee's restaurants, end of period	1,830	1,912
Domestic	1,689	1,760
International	141	152

IHOP
Summary - beginning of period:
Franchise	1,669	1,622
Area license	162	164
Total IHOP restaurants, beginning of period	1,831	1,786

Franchise/area license restaurants opened:
Domestic franchise	6	13
International franchise	—	3
Total franchise/area license restaurants opened	6	16
Franchise/area license restaurants closed:
Domestic franchise	(11)	(5)
Domestic area license	(3)	—
International franchise	(1)	(6)
Total franchise/area license restaurants closed	(15)	(11)
Net franchise/area license restaurant (reduction) development	(9)	5

Summary - end of period:
Franchise	1,663	1,627
Area license	159	164
Total IHOP restaurants, end of period	1,822	1,791
Domestic	1,697	1,679
International	125	112

For the full year of 2019, we expect Applebee's franchisees to close between 20 and 30 net restaurants globally, the majority of which are expected to be domestic closures. IHOP franchisees and area licensees are projected to develop between 35 and 55 net new IHOP restaurants globally, the majority of which are expected to be domestic openings.

The actual number of openings may differ from both our expectations and development commitments. Historically, the actual number of restaurants developed in any given year has been less than the total number committed to be developed due to various factors, including economic conditions and franchisee noncompliance with development agreements. The timing of new restaurant openings also may be affected by various factors including weather-related and other construction delays, difficulties in obtaining timely regulatory approvals and the impact of currency fluctuations on our international franchisees. The actual number of closures also may differ from expectations. Our franchisees are independent businesses and decisions to close restaurants can be impacted by numerous factors, in addition to declines in same-restaurant sales, that are outside of our control, including but not limited to, franchisees' agreements with landlords and lenders.

CONSOLIDATED RESULTS OF OPERATIONS
Comparison of the Three Months ended March 31, 2019 and 2018
Events Impacting Comparability of Financial Information
Acquisition of Franchise Restaurants

In December 2018, we acquired 69 Applebee's restaurants in North and South Carolina from a former Applebee's franchisee. While we currently intend to own and operate these restaurants for the near term, we will assess and monitor opportunities to refranchise these restaurants under favorable circumstances. We operated no restaurants of either brand during the three months ended March 31, 2018.

Franchisor Contributions to the Applebee’s NAF

We contributed $13.5 million to the Applebee's NAF during the three months ended March 31, 2018 to mitigate the decline in franchisee contributions due to restaurant closures and the non-timely payment of advertising fees by certain franchisees. Our contributions to the Applebee's NAF ceased as of June 30, 2018.

Temporary Increase in Franchisee Contribution Rate to the Applebee's NAF

The contribution rate to the Applebee’s NAF for virtually all Applebee’s franchisees was 3.5% of their gross sales for the period from January 1, 2018 to June 30, 2018. Such franchisees also agreed to an incremental temporary increase of 0.75% in the advertising contribution rate to 4.25%, effective July 1, 2018 to December 31, 2019. As a result, the advertising contribution rate for virtually all Applebee's franchisees was 4.25% during the three months ended March 31, 2019 as compared to 3.50% during the three months ended March 31, 2018. This increased advertising revenue by approximately $8 million in 2019.

Financial Results

Revenue	Three months ended March 31,		Favorable (Unfavorable) Variance
	2019	2018

	(In millions)
Franchise operations	$168.9	$155.3	$13.6
Rental operations	30.7	30.9	(0.2)
Company restaurant operations	35.8	—	35.8
Financing operations	1.8	2.0	(0.2)
Total revenue	$237.2	$188.2	$49.0
Change vs. prior period	26.1%

Total revenue for the three months ended March 31, 2019 increased compared with the same period of the prior year, primarily due to the operation of 69 Applebee's restaurant acquired in December 2018 and the impact of a higher advertising contribution rate on Applebee's advertising revenue. IHOP restaurant development over the past 12 months and increases in same-restaurant sales for both Applebee's and IHOP also contributed to the increase in revenue.

Gross Profit	Three months ended March 31,		Favorable (Unfavorable) Variance
	2019	2018

	(In millions)
Franchise operations	$88.6	$73.4	$15.2
Rental operations	8.1	8.2	(0.1)
Company restaurant operations	4.2	—	4.2
Financing operations	1.7	1.9	(0.2)
Total gross profit	$102.6	$83.5	$19.1
Change vs. prior period	22.8%

Total gross profit for the three months ended March 31, 2019 increased nearly 23% compared with the same period of the prior year, primarily due to a $13.5 million contribution to the Applebee's NAF made during the three months ended March 31, 2018 that did not recur in 2019. Operation of 69 Applebee's restaurants favorably impacted total gross profit by $2.8 million, as the gross profit of $4.2 million from operating the 69 restaurants was partially offset by royalties of approximately $1.4 million that would have been recognized in franchise operations had the restaurants been franchisee-operated. IHOP restaurant development over the past 12 months and increases in same-restaurant sales for both Applebee's and IHOP also contributed to the increase in gross profit.

	Three months ended March 31,		Favorable (Unfavorable) Variance
Franchise Operations	2019	2018
	(In millions, except number of restaurants)
Effective Franchise Restaurants:(1)
Applebee’s	1,762	1,923	(161)
IHOP	1,813	1,783	30

Franchise Revenues:
Applebee’s franchise fees	$43.3	$40.7	$2.6
IHOP franchise fees	53.0	50.8	2.2
Advertising fees	72.6	63.8	8.8
Total franchise revenues	168.9	155.3	13.6
Franchise Expenses:
Applebee’s	0.6	11.4	10.8
IHOP	7.1	6.7	(0.4)
Advertising expenses	72.6	63.8	(8.8)
Total franchise expenses	80.3	81.9	1.6
Franchise Gross Profit:
Applebee’s	42.7	29.3	13.4
IHOP	45.9	44.1	1.8
Total franchise gross profit	$88.6	$73.4	$15.2
Gross profit as % of revenue (2)	52.5%	47.3%
Gross profit as % of franchise fees (2) (3)	92.0%	80.3%
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

Applebee’s franchise fee revenue for the three months ended March 31, 2019 increased 6% compared to the same period of the prior year. The increase was primarily due to an improvement in revenue collectibility of $4.5 million as a result of favorable changes in franchisee health and the impact on royalty revenue of a 1.6% increase in domestic franchise same-restaurant sales. These favorable items were partially offset by a $2.8 million decrease in revenue because of fewer effective franchise restaurants, the number of which declined due to restaurant closures and our acquisition of 69 Applebee's restaurants in North and South Carolina from a former Applebee's franchisee in December 2018.

The decrease in Applebee's franchise expenses for the three months ended March 31, 2019 compared with the same period of the prior year was primarily due to a decrease of $13.5 million in franchisor contributions to the Applebee's NAF, partially offset by a $3.0 million decrease in bad debt recoveries. Our franchisor contributions to the Applebee's NAF ceased as of June 30, 2018.

IHOP franchise fee revenue for the three months ended March 31, 2019 increased 4% compared to the same period of the prior year, primarily due to an increase in sales of pancake and waffle dry mix, an increase in Effective Franchise Restaurants because of net restaurant development over the past twelve months and a 1.2% increase in domestic same-restaurant sales.

The increase in IHOP franchise expenses for the three months ended March 31, 2019 compared with the same period of the prior year was primarily due to an increase in purchases of pancake and waffle dry mix partially offset by a decrease in bad debt expense.

Advertising revenue and expense for the three months ended March 31, 2019 increased compared to the same period of the prior year, primarily due to an increase in the franchisee advertising contribution rate to the Applebee's NAF. As previously reported, virtually all domestic Applebee's franchisees agreed to an incremental temporary increase of 0.75% in the advertising contribution rate to 4.25% effective July 1, 2018 to December 31, 2019. This change represented $7.7 million of the increase. In addition, advertising revenue and expense increased due to an improvement of franchisee collectibility of advertising fees from certain Applebee's franchisees, IHOP net restaurant development over the past twelve months and increases in Applebee's and IHOP domestic same-restaurant sales. It is our policy to recognize any excess or deficiency of advertising fee revenue compared to advertising expenditure in the fourth quarter of our fiscal year.

Gross profit as a percentage of franchise fees increased for the three months ended March 31, 2019 compared to the same period of the prior year, primarily due to the $13.5 million franchisor contribution to the Applebee's NAF made in the first quarter of 2018 that did not recur in 2019. IHOP net restaurant development over the past twelve months and increases in Applebee's and IHOP domestic same-restaurant sales also contributed to the improvement in gross profit percentage.

Rental Operations	Three months ended March 31,		Favorable (Unfavorable) Variance
	2019	2018
	(In millions)
Rental revenues	$30.7	$30.9	$(0.2)
Finance lease interest	1.5	1.9	0.4
Other rental expenses	21.1	20.8	(0.3)
Total rental expenses	22.6	22.7	0.1
Rental operations gross profit	$8.1	$8.2	$(0.1)
Gross profit as % of revenue (1)	26.3%	26.6%
_____________________________________________________
(1) Percentages calculated on actual amounts, not rounded amounts presented above.

Rental operations relate primarily to IHOP franchise restaurants. Rental income includes sublease revenue from operating leases and interest income from direct financing leases. Rental expenses are costs of prime operating leases and interest expense on prime financing leases.

Rental segment revenue for the three months ended March 31, 2019 decreased as compared to the same period of the prior year due to the progressive decline of $0.3 million in interest income as direct financing leases are repaid, partially offset by contractual increases in base sub-rental income. Rental segment expenses for the three months ended March 31, 2019 were essentially unchanged from the same period of the prior year.

Company Restaurant Operations

As discussed above under “Events Impacting Comparability of Financial Information,” we acquired 69 Applebee’s restaurants in North Carolina and South Carolina in December 2018. We had no company-operated restaurants of either brand during the first quarter of 2018.

Financing Operations

Financing revenues primarily consist of interest income from the financing of equipment leases and franchise fees, as well as sales of equipment associated with refranchised IHOP restaurants. Financing expenses are the cost of any restaurant equipment sold associated with refranchised IHOP restaurants.

Financing revenue and gross profit for the three months ended March 31, 2019 did not change significantly compared to the same period of the prior year.

G&A Expenses	Three months ended March 31,		Favorable (Unfavorable) Variance
	2019	2018
	(In millions)
	$42.8	$41.9	$(0.9)

The increase in G&A expenses for the three months ended March 31, 2019 compared to the same period of the prior year was primarily due to a $3.1 million increase in personnel-related costs, partially offset by decreases in costs of professional services, travel and conferences.

Other Income and Expense Items	Three months ended March 31,		Favorable (Unfavorable) Variance
	2019	2018
	(In millions)
Interest expense	$15.4	$15.2	$(0.2)
Amortization of intangible assets	2.9	2.5	(0.4)
Closure and impairment costs	0.2	2.6	2.4
Loss (gain) on disposition of assets	0.1	(1.4)	(1.5)
Total	$18.6	$18.9	$0.3

Interest expense

Interest expense for the three months ended March 31, 2019 was slightly higher than the same period of the prior year, primarily due to amortization of costs associated with the issuance of variable funding notes in September 2018.

Amortization of intangible assets

Amortization of intangible assets for the three months ended March 31, 2019 increased compared to the same period of the prior year due to amortization of reacquired franchise rights recognized in conjunction with the December 2018 acquisition of 69 Applebee's restaurants.

Closure and impairment costs

There were no individually significant closure and impairment charges during the three months ended March 31, 2019. Closure and impairment charges of $2.6 million for the three months ended March 31, 2018 primarily comprised of lease closure obligations, net of estimated subrental income, related to two properties on which refranchised Applebee's company-operated restaurants had been located. There were no other individually significant charges in that period.

Gain on disposition of assets

There were no individually significant asset dispositions during the three months ended March 31, 2019. During the three months ended March 31, 2018, the sublease tenant of a property with lease terms favorable to the Company purchased the property, which allowed us to recognize a gain of $1.4 million on disposition of the favorable lease asset.

Income Taxes	Three months ended March 31,		Favorable (Unfavorable) Variance
	2019	2018
	(In millions)
Income tax provision	$9.5	$5.6	$(3.9)
Effective tax rate	23.1%	24.8%	1.7%
Our income tax provision will vary from period to period for two reasons: a change in income before income taxes and a change in the effective tax rate. Changes in our income before income taxes were addressed in the preceding sections of “Consolidated Results of Operations - Comparison of the Three Months Ended March 31, 2019 and 2018.”
Our effective tax rate for the three months ended March 31, 2019 was lower compared to the same period of the prior year due to recognition of excess tax benefits on stock-based compensation. Completion of the IRS audits for tax years 2011 through 2013 will allow us to accelerate the collection of certain tax benefits recognized in prior years. As a result, we expect to receive a cash refund of $12.4 million, excluding interest, in 2019. The expected refund is currently included in Prepaid Income Taxes in the Consolidated Balance Sheets.

Liquidity and Capital Resources

At March 31, 2019, our outstanding long-term debt consisted of $1.3 billion of Series 2014-1 4.277% Fixed Rate Senior Notes, Class A-2 (the “Class A-2 Notes”). We also have a revolving financing facility consisting of Series 2018-1 Variable Funding Senior Notes, Class A-1 (the “Variable Funding Notes” or “VFN”), which allows for drawings of up to $225 million of Variable Funding Notes and the issuance of letters of credit. The Class A-2 Notes and the Variable Funding Notes are referred to collectively as the “Notes.” The Notes were issued in a private securitization transaction pursuant to which substantially all our domestic revenue-generating assets and our domestic intellectual property are held by certain special-purpose, wholly-owned indirect subsidiaries of the Company (the “Guarantors”) that act as guarantors of the Notes and that have pledged substantially all their assets to secure the Notes.
While the Notes are outstanding, payment of principal and interest is required to be made on the Class A-2 Notes on a quarterly basis. The quarterly principal payment of $3.25 million on the Class A-2 Notes may be suspended when the leverage ratio for the Company and its subsidiaries is less than or equal to 5.25x. At December 31, 2018, our leverage ratio was 4.90x and we were not required to make a principal payment in the first quarter of 2019. At March 31, 2019, our leverage ratio was 4.75x and we will not be required to make a principal payment in the second quarter of 2019. Exceeding the leverage ratio of 5.25x does not violate any covenant related to the Notes. We may voluntarily repay the Class A-2 Notes at any time, and as of September 30, 2018, there was no longer any make-whole payment required for voluntary repayment.
The Variable Funding Notes were not drawn upon at March 31, 2019. During the three months ended March 31, 2019, we repaid $25.0 million of Variable Funding Notes, representing the amount outstanding at December 31, 2018; we did not draw on the Variable Funding Notes during the three months ended March 31, 2019. The maximum amount of Variable Funding Notes outstanding during the three months ended March 31, 2019 was $25.0 million and the weighted average interest rate on the Variable Funding Notes for the period outstanding was 4.88%. Additionally, at March 31, 2019, $2.2 million was pledged against the Variable Funding Notes for outstanding letters of credit, leaving $222.8 million of 2018 Variable Funding Notes available for borrowing. The letters of credit are used primarily to satisfy insurance-related collateral requirements.

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

Our DSCR for the reporting period ended March 31, 2019 was 4.95x.

Capital Allocation

Dividends

During the three months ended March 31, 2019, we paid dividends on common stock of $11.2 million, representing a cash dividend of $0.63 per share declared in the fourth quarter of 2018 and paid in January 2018. On February 20, 2019, our Board of Directors declared a first quarter 2019 cash dividend of $0.69 per share of common stock. This dividend was paid on April 5, 2019 to our stockholders of record at the close of business on March 20, 2019. We reported dividends payable of $12.5 million at March 31, 2019.

Share Repurchases

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

In October 2015, the Company's Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $150 million of the Company's common stock (the “2015 Repurchase Program”) on an opportunistic basis from time to time in open market transactions and in privately negotiated transactions based on business, market, applicable legal requirements and other considerations. The 2015 Repurchase Program, as approved by the Board of Directors, did not require the repurchase of a specific number of shares and could be terminated at any time. In connection with the approval of the 2019 Repurchase Program, the Board of Directors terminated the 2015 Repurchase Program.

A summary of shares repurchased under the 2019 Repurchase Program and the 2015 Repurchase Program, during the three months ended March 31, 2019 and cumulatively, is as follows:

	Shares	Cost of shares
		(In millions)
2019 Repurchase Program:
Repurchased during the three months ended March 31, 2019	40,817	$3.6
Cumulative (life-of-program) repurchases	40,817	$3.6
Remaining dollar value of shares that may be repurchased	n/a	$196.4

2015 Repurchase Program:
Repurchased during the three months ended March 31, 2019	110,499	$8.4
Cumulative (life-of-program) repurchases	1,589,995	$126.2
Remaining dollar value of shares that may be repurchased	n/a	n/a

We evaluate dividend payments on common stock and repurchases of common stock within the context of our overall capital allocation strategy with our Board of Directors on an ongoing basis, giving consideration to our current and forecast earnings, financial condition, cash requirements and other factors.

From time to time, we also repurchase shares owned and tendered by employees to satisfy tax withholding obligations on the vesting of restricted stock awards. Shares are deemed purchased at the closing price of our common stock on the vesting date. See Part II, Item 2 for detail on all share repurchase activity during the first quarter of 2019.

Cash Flows

In summary, our cash flows for the three months ended March 31, 2019 and 2018 were as follows:

	Three months ended March 31,
	2019	2018	Variance
	(In millions)
Net cash provided by operating activities	$28.9	$16.5	$12.4
Net cash provided by (used in) investing activities	0.4	(0.3)	0.7
Net cash used in financing activities	(45.5)	(35.9)	(9.6)
Net decrease in cash, cash equivalents and restricted cash	$(16.1)	$(19.7)	$3.6

Operating Activities

Cash provided by operating activities increased $12.4 million during the three months ended March 31, 2019 compared to the same period of the prior year. Our net income plus the non-cash reconciling items shown in our statements of cash flows (primarily depreciation, deferred taxes and stock-based compensation) increased $19.2 million from 2018. This change was primarily due to an increase in gross profit and a lower effective tax rate, each of which was discussed in preceding sections of the MD&A. Additionally, net changes in working capital used cash of $13.3 million during the three months ended March 31, 2019 compared to using cash of $6.6 million during the same period of the prior year. This unfavorable change of $6.7 million between years primarily resulted from an increase in payments for incentive compensation and income taxes, partially offset by the timing of payments of marketing accruals. The increase of $12.4 million in cash provided by operating activities for the three months ended March 31, 2019 was due to the favorability of $19.2 million in net income plus non-cash reconciling items offset by the unfavorable change of $6.7 million in cash used by working capital changes.

Investing Activities

Investing activities provided net cash of $0.4 million for the three months ended March 31, 2019. Principal receipts from notes, equipment contracts and other long-term receivables of $5.3 million were partially offset by $4.7 million in capital expenditures and loans to franchisees of $1.4 million.

Financing Activities

Financing activities used net cash of $45.5 million for the three months ended March 31, 2019. Cash used in financing activities primarily consisted of repayments of 2018 Variable Funding Notes of $25.0 million, cash dividends paid on our common stock totaling $11.2 million, repurchases of our common stock totaling $10.8 million and repayments of capital lease obligations of $3.5 million. These financing outflows were partially offset by a net cash inflow of approximately $5.0 million related to equity compensation awards.
Cash and Cash Equivalents

At March 31, 2019, our cash and cash equivalents totaled $132.9 million, including $58.4 million of cash held for gift card programs and advertising funds. Additionally, our franchisor subsidiaries held a total of approximately $29 million in cash at March 31, 2019, to maintain certain net worth requirements under state franchise disclosure laws.

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

	Three months ended March 31,
	2019	2018	Variance
	(In millions)
Cash flows provided by operating activities	$28.9	$16.5	$12.4
Receipts from notes and equipment contracts receivable	3.5	2.3	1.2
Additions to property and equipment	(4.7)	(3.5)	(1.2)
Adjusted free cash flow	$27.7	$15.3	$12.4

The increase in adjusted free cash flow for the three months ended March 31, 2019 compared to the same period of the prior year is primarily due to the increase in cash from operating activities discussed above.

Statement of Financial Position

As discussed in Note 3, “Accounting Standards Adopted and Newly Issued Accounting Standards Not Yet Adopted,” in the Notes to Consolidated Financial Statements, we adopted the guidance as codified in ASC 842 with respect to accounting for leases. We adopted this change in accounting principle using the modified retrospective method as of the first day of our first fiscal quarter of 2019. Upon adoption of ASC 842, we recognized operating lease obligations of $453.0 million, which represents the present value of the remaining minimum lease payments, discounted using our incremental borrowing rate. We recognized operating lease right-of-use assets of $395.6 million and also recognized an adjustment to retained earnings upon adoption of $5.0 million, net of tax of $1.7 million, primarily related to an impairment resulting from an unfavorable differential between lease payments to be made and sublease rentals to be received on certain leases. The remaining difference of $50.7 million between the recognized operating lease obligation and right-of-use assets relates to the derecognition of certain liabilities and assets that had been recorded in accordance with U.S. GAAP that had been applied prior to the adoption of ASC 842, primarily $43.3 million of accrued rent payments. Lease-related reserves for lease incentives, closed restaurants and unfavorable leaseholds were also derecognized.The accounting for our existing finance (capital) leases upon adoption of ASC 842 remained substantially unchanged. Adoption of ASC 842 had no significant impact on our cash flows from operations or our results of operations.

Off-Balance Sheet Arrangements

We have obligations for guarantees on certain franchisee lease agreements, as disclosed in Note 12 - Commitments and Contingencies, of Notes to Consolidated Financial Statements of Part I, Item 1 of this Form 10-Q. Other than such guarantees, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K as of March 31, 2019.

Contractual Obligations and Commitments

There were no material changes to the contractual obligations table as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2018. During the three months ended March 31, 2019, there were no significant changes in our estimates and critical accounting policies, other than our accounting policy for leases, which changed because of the adoption of ASC 842 as discussed in Note 3, “Accounting Standards Adopted and Newly Issued Accounting Standards Not Yet Adopted,” in the Notes to Consolidated Financial Statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

There were no material changes from the information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Item 1A.  Risk Factors.

There are no material changes from the risk factors set forth under Item 1A of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Company
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Approximate dollar value of shares that may yet be purchased under the plans or programs (b)
December 31, 2018 - January 27, 2019(a)	75,915	$73.66	74,896	$33,700,000
January 28, 2019 - February 24, 2019(a)	37,291	81.18	37,218	$199,900,000
February 25, 2019 - March 31, 2019(a)	57,334	90.92	39,202	$196,400,000
	170,540	$81.11	151,316	$196,400,000

(a) These amounts include 1,019 shares owned and tendered by employees at an average price of $78.64 per share during the fiscal month ended January 27, 2019, 73 shares owned and tendered by employees at an average price of $87.40 per share during the fiscal month ended February 24, 2019 and 18,132 shares owned and tendered by employees at an average price of $95.46 per share during the fiscal month ended March 31, 2019, to satisfy tax withholding obligations arising upon vesting of restricted stock awards. Shares so surrendered by the participants are repurchased by us pursuant to the terms of the plan under which the shares were issued and the applicable individual award agreements and not pursuant to publicly announced repurchase authorizations.

(b)   In February 2019, the Company’s Board of Directors approved the 2019 Repurchase Program authorizing the Company to repurchase up to $200 million of the Company's common stock. In connection with the approval of the 2019 Repurchase Program, the Board of Directors terminated the 2015 Repurchase Program, which authorized the Company to repurchase up to $150 million of the Company's common stock. The 2019 Repurchase Program, as approved by the Board of Directors, does not require the repurchase of a specific number of shares and can be terminated at any time.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

None.

Item 6. Exhibits.

†*10.1	Dine Brands Global, Inc. 2016 Stock Incentive Plan Performance Award Agreement - Employees - Double Metric - Cycle 10
†10.2
Separation Agreement and General Release between Greggory H. Kalvin and Dine Brands Global, Inc. dated February 20, 2019 (Exhibit 10.1 to Registrant's Form 8-K filed on February 21, 2019 is incorporated herein by reference).

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

Dine Brands Global, Inc. (Registrant)

Dated:	1st day of May, 2019	By:	/s/ Stephen P. Joyce
Stephen P. Joyce Chief Executive Officer (Principal Executive Officer)

Dated:	1st day of May, 2019	By:	/s/ Thomas H. Song
Thomas H. Song Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)