Form 10-Q
period 2019-06-30
Dine Brands Global, Inc.
filed 2019-07-31
CIK 49754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
 (Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2019
 OR
☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from                  to

Commission File Number 001-15283
Dine Brands Global, Inc.
(Exact name of registrant as specified in its charter)

Delaware		95-3038279
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
450 North Brand Boulevard,		91203-1903
Glendale,	CA
(Address of principal executive offices)		(Zip Code)

(818)	240-6055
(Registrant’s telephone number, including area code)
 ______________________________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	DIN	New York Stock Exchange

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

As of July 25, 2019, the Registrant had 17,175,598 shares of Common Stock outstanding.

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

Factors that could cause actual results to differ materially from the projections, forecasts, estimates and expectations discussed in this Quarterly Report on Form 10-Q include, among other things: general economic conditions; our level of indebtedness; compliance with the terms of our securitized debt; our ability to refinance our current indebtedness or obtain additional financing; our dependence on information technology; potential cyber incidents; the implementation of restaurant development plans; our dependence on our franchisees; the concentration of our Applebee’s franchised restaurants in a limited number of franchisees; the financial health of our franchisees, including any insolvency or bankruptcy; credit risks from our IHOP franchisees operating under our Previous IHOP Business Model; insufficient insurance coverage to cover potential risks associated with the ownership and operation of restaurants; our franchisees’ and other licensees’ compliance with our quality standards and trademark usage; general risks associated with the restaurant industry; potential harm to our brands’ reputation; risks of food-borne illness or food tampering; possible future impairment charges; trading volatility and fluctuations in the price of our stock; our ability to achieve the financial guidance we provide to investors; successful implementation of our business strategy; the availability of suitable locations for new restaurants; shortages or interruptions in the supply or delivery of products from third parties or availability of utilities; the management and forecasting of appropriate inventory levels; development and implementation of innovative marketing and use of social media; changing health or dietary preference of consumers; risks associated with doing business in international markets; the results of litigation and other legal proceedings; third-party claims with respect to intellectual property assets; delivery initiatives and use of third-party delivery vendors; our allocation of human capital and our ability to attract and retain management and other key employees; compliance with federal, state and local governmental regulations; risks associated with our self-insurance; natural disasters or other serious incidents; our success with development initiatives outside of our core business; the adequacy of our internal controls over financial reporting and future changes in accounting standards; and other matters in the “Risk Factors” section of this report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, many of which are beyond our control.

Fiscal Quarter End

The Company’s fiscal quarters end on the Sunday closest to the last day of each calendar quarter. For convenience, the fiscal quarters of each year are referred to as ending on March 31, June 30, September 30 and December 31. The first fiscal quarter of 2019 began on December 31, 2018 and ended on March 31, 2019; the second fiscal quarter of 2019 ended on June 30, 2019. The first fiscal quarter of 2018 began on January 1, 2018 and ended on April 1, 2018; the second fiscal quarter of 2018 ended on July 1, 2018.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.
Dine Brands Global, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

Assets	June 30, 2019	December 31, 2018
	(Unaudited)
Current assets:
Cash and cash equivalents	$127,555	$137,164
Receivables, net	98,786	137,504
Restricted cash	34,387	48,515
Prepaid gift card costs	29,411	38,195
Prepaid income taxes	7,123	17,402
Other current assets	7,016	3,410
Total current assets	304,278	382,190
Other intangible assets, net	580,197	585,889
Operating lease right-of-use assets	378,520	—
Goodwill	343,862	345,314
Property and equipment, net	222,818	240,264
Long-term receivables, net	93,607	103,102
Deferred rent receivable	74,075	77,069
Non-current restricted cash	15,700	14,700
Other non-current assets, net	27,601	26,152
Total assets	$2,040,658	$1,774,680
Liabilities and Stockholders’ Deficit
Current liabilities:
Current maturities of long-term debt	$—	$25,000
Accounts payable	43,982	43,468
Gift card liability	111,281	160,438
Current maturities of operating lease obligations	67,724	—
Current maturities of finance lease and financing obligations	13,563	14,031
Accrued employee compensation and benefits	17,607	27,479
Dividends payable	12,176	11,389
Deferred franchise revenue, short-term	10,244	10,138
Other accrued expenses	19,824	24,243
Total current liabilities	296,401	316,186
Long-term debt, less current maturities	1,287,227	1,274,087
Operating lease obligations, less current maturities	379,123	—
Finance lease obligations, less current maturities	84,344	87,762
Financing obligations, less current maturities	38,125	38,482
Deferred income taxes, net	98,294	105,816
Deferred franchise revenue, long-term	60,302	64,557
Other non-current liabilities	11,967	90,063
Total liabilities	2,255,783	1,976,953
Commitments and contingencies
Stockholders’ deficit:
Common stock, $0.01 par value; shares: 40,000,000 authorized; June 30, 2019 - 24,949,103 issued, 17,252,391 outstanding; December 31, 2018 - 24,984,898 issued, 17,644,267 outstanding	249	250
Additional paid-in-capital	240,555	237,726
Retained earnings	33,832	10,414
Accumulated other comprehensive loss	(59)	(60)
Treasury stock, at cost; shares: June 30, 2019 - 7,696,712; December 31, 2018 - 7,340,631	(489,702)	(450,603)
Total stockholders’ deficit	(215,125)	(202,273)
Total liabilities and stockholders’ deficit	$2,040,658	$1,774,680

 See the accompanying Notes to Consolidated Financial Statements.

Dine Brands Global, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues:
Franchise revenues:
Royalties, franchise fees and other	90,930	93,236	$187,226	$184,713
Advertising revenue	71,738	58,705	144,368	122,541
Total franchise revenues	162,668	151,941	331,594	307,254
Company restaurant sales	33,751	—	69,486	—
Rental revenues	29,878	30,324	60,589	61,165
Financing revenues	1,783	2,206	3,593	4,215
Total revenues	228,080	184,471	465,262	372,634
Cost of revenues:
Franchise expenses:
Advertising expenses	71,738	58,705	144,368	122,541
Other franchise expenses	7,169	24,239	14,842	42,275
Total franchise expenses	78,907	82,944	159,210	164,816
Company restaurant expenses	31,232	—	62,770	—
Rental expenses:
Interest expense from finance leases	1,445	1,770	2,974	3,647
Other rental expenses	21,495	21,018	42,590	41,782
Total rental expenses	22,940	22,788	45,564	45,429
Financing expenses	146	149	292	299
Total cost of revenues	133,225	105,881	267,836	210,544
Gross profit	94,855	78,590	197,426	162,090
General and administrative expenses	39,364	38,759	82,183	80,670
Interest expense, net	14,602	15,481	29,995	30,680
Amortization of intangible assets	2,925	2,506	5,849	5,008
Closure and impairment charges (credits)	289	(2,702)	483	(98)
Loss on extinguishment of debt	8,276	—	8,276	—
Loss (gain) on disposition of assets	332	(50)	441	(1,477)
Income before income tax provision	29,067	24,596	70,199	47,307
Income tax provision	(7,677)	(11,883)	(17,166)	(17,521)
Net income	21,390	12,713	53,033	29,786
Other comprehensive income (loss) net of tax:
Adjustment to unrealized loss on available-for-sale investments	—	—	—	50
Foreign currency translation adjustment	2	(3)	1	(6)
Total comprehensive income	$21,392	$12,710	$53,034	$29,830
Net income available to common stockholders:
Net income	$21,390	$12,713	$53,033	$29,786
Less: Net income allocated to unvested participating restricted stock	(719)	(428)	(1,827)	(1,000)
Net income available to common stockholders	$20,671	$12,285	$51,206	$28,786
Net income available to common stockholders per share:
Basic	$1.20	$0.70	$2.97	$1.63
Diluted	$1.18	$0.69	$2.91	$1.61
Weighted average shares outstanding:
Basic	17,181	17,544	17,262	17,623
Diluted	17,563	17,803	17,626	17,827

See the accompanying Notes to Consolidated Financial Statements.

Dine Brands Global, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Deficit
Three and Six Months ended June 30, 2019
(In thousands)
(Unaudited)

	Three Months ended June 30, 2019
	Common Stock				Accumulated Other Comprehensive Loss	Treasury Stock
	Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings		Shares	Cost	Total
Balance at March 31, 2019	17,651	$250	$239,585	$24,588	$(61)	7,324	$(455,183)	$(190,821)
Net income	—	—	—	21,390	—	—	—	21,390
Other comprehensive gain	—	—	—	—	2	—	—	2
Purchase of Company common stock	(392)	—	—	—	—	392	(35,341)	(35,341)
Reissuance of treasury stock	19	(1)	(651)	—	—	(19)	822	170
Net issuance of shares for stock plans	(21)	—	—	—	—	—	—	—
Repurchase of restricted shares for taxes	(5)	—	(425)	—	—	—	—	(425)
Stock-based compensation	—	—	1,787	—	—	—	—	1,787
Dividends on common stock	—	—	259	(12,146)	—	—	—	(11,887)
Balance at June 30, 2019	17,252	$249	$240,555	$33,832	$(59)	7,697	$(489,702)	$(215,125)

	Six Months ended June 30, 2019
	Common Stock				Accumulated Other Comprehensive Loss	Treasury Stock
	Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings		Shares	Cost	Total
Balance at December 31, 2018	17,644	$250	$237,726	$10,414	$(60)	7,341	$(450,603)	$(202,273)
Adoption of ASC 842 (Note 3)	—	—	—	(5,030)	—	—	—	(5,030)
Net income	—	—	—	53,033	—	—	—	53,033
Other comprehensive gain	—	—	—	—	1	—	—	1
Purchase of Company common stock	(543)	—	—	—	—	543	(47,356)	(47,356)
Reissuance of treasury stock	187	(1)	(1,318)	—	—	(187)	8,257	6,938
Net issuance of shares for stock plans	(12)	—	—	—	—	—	—	—
Repurchase of restricted shares for taxes	(24)	—	(2,242)	—	—	—	—	(2,242)
Stock-based compensation	—	—	5,894	—	—	—	—	5,894
Dividends on common stock	—	—	495	(24,585)	—	—	—	(24,090)
Balance at June 30, 2019	17,252	$249	$240,555	$33,832	$(59)	7,697	$(489,702)	$(215,125)

See the accompanying Notes to Consolidated Financial Statements.

Dine Brands Global, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Deficit
Three and Six Months ended June 30, 2018
(In thousands)
(Unaudited)

	Three Months ended June 30, 2018
	Common Stock				Accumulated Other Comprehensive Loss	Treasury Stock
	Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)		Shares	Cost	Total
Balance at March 31, 2018	17,922	$250	$264,994	$(52,867)	$(58)	7,091	$(429,205)	$(216,886)
Net income	—	—	—	12,713	—	—	—	12,713
Other comprehensive loss	—	—	—	—	(3)	—	—	(3)
Purchase of Company common stock	(137)	—	—	—	—	137	(10,000)	(10,000)
Reissuance of treasury stock	26	—	(843)	—	—	(26)	1,007	164
Net issuance of shares for stock plans	(3)	—	—	—	—	—	—	—
Repurchase of restricted shares for taxes	(5)	—	(317)	—	—	—	—	(317)
Stock-based compensation	—	—	2,273	—	—	—	—	2,273
Dividends on common stock	—	—	(295)	—	—	—	—	(295)
Dividends on common stock in excess of retained earnings	—	—	(10,900)	—	—	—	—	(10,900)
Balance at June 30, 2018	17,803	$250	$254,912	$(40,154)	$(61)	7,202	$(438,198)	$(223,251)

	Six Months ended June 30, 2018
	Common Stock				Accumulated Other Comprehensive Loss	Treasury Stock
	Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)		Shares	Cost	Total
Balance at December 31, 2017	17,993	$250	$276,408	$(69,940)	$(105)	7,029	$(422,153)	$(215,540)
Net income	—	—	—	29,786	—	—	—	29,786
Other comprehensive gain	—	—	—	—	44	—	—	44
Purchase of Company common stock	(276)	—	—	—	—	276	(20,003)	(20,003)
Reissuance of treasury stock	103	—	(3,338)	—	—	(103)	3,958	620
Net issuance of shares for stock plans	3	—	—	—	—	—	—	—
Repurchase of restricted shares for taxes	(20)	—	(1,400)	—	—	—	—	(1,400)
Stock-based compensation	—	—	5,641	—	—	—	—	5,641
Dividends on common stock	—	—	—	—	—	—	—	—
Dividends on common stock in excess of retained earnings	—	—	(22,399)	—	—	—	—	(22,399)
Balance at June 30, 2018	17,803	$250	$254,912	$(40,154)	$(61)	7,202	$(438,198)	$(223,251)

See the accompanying Notes to Consolidated Financial Statements.

Dine Brands Global, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net income	$53,033	$29,786
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	20,800	15,842
Non-cash stock-based compensation expense	5,894	5,641
Non-cash interest expense	2,083	1,744
Closure and impairment charges (credits)	483	(114)
Loss on extinguishment of debt	8,276	—
Deferred income taxes	(3,186)	(3,606)
Loss (gain) on disposition of assets	441	(1,477)
Other	(7,678)	(8,438)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,976)	(10,924)
Current income tax receivables and payables	9,442	2,776
Gift card receivables and payables	(7,444)	(10,334)
Other current assets	(3,607)	5,851
Accounts payable	8,995	3,816
Accrued employee compensation and benefits	(9,872)	(1,411)
Other current liabilities	(6,355)	(3,360)
Cash flows provided by operating activities	69,329	25,792
Cash flows from investing activities:
Principal receipts from notes, equipment contracts and other long-term receivables	11,386	14,923
Additions to property and equipment	(9,175)	(7,339)
Proceeds from sale of property and equipment	400	655
Additions to long-term receivables	(1,555)	(3,030)
Other	(186)	(246)
Cash flows provided by investing activities	870	4,963
Cash flows from financing activities:
Borrowings under revolving financing facility	—	20,000
Repayment of revolving financing facility	(25,000)	—
Proceeds from issuance of long-term debt	1,300,000	—
Repayment of long-term debt	(1,283,750)	(6,500)
Payment of debt issuance costs	(12,189)	—
Dividends paid on common stock	(23,346)	(28,757)
Repurchase of common stock	(46,383)	(20,003)
Principal payments on finance lease obligations	(6,964)	(8,013)
Proceeds from stock options exercised	6,938	620
Tax payments for restricted stock upon vesting	(2,242)	(1,400)
Cash flows used in financing activities	(92,936)	(44,053)
Net change in cash, cash equivalents and restricted cash	(22,737)	(13,298)
Cash, cash equivalents and restricted cash at beginning of period	200,379	163,146
Cash, cash equivalents and restricted cash at end of period	$177,642	$149,848
Supplemental disclosures:
Interest paid in cash	$32,954	$33,199
Income taxes paid in cash	$24,205	$18,267
Non-cash conversion of accounts receivable to notes receivable	$—	$5,856

See the accompanying Notes to Consolidated Financial Statements.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1. General

The accompanying unaudited consolidated financial statements of Dine Brands Global, Inc. (the “Company” or “Dine Brands Global”) have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2019.

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

2. Basis of Presentation

The Company’s fiscal quarters end on the Sunday closest to the last day of each calendar quarter. For convenience, the fiscal quarters of each year are referred to as ending on March 31, June 30, September 30 and December 31. The first fiscal quarter of 2019 began on December 31, 2018 and ended on March 31, 2019; the second fiscal quarter of 2019 ended on June 30, 2019. The first fiscal quarter of 2018 began on January 1, 2018 and ended on April 1, 2018; the second fiscal quarter of 2018 ended on July 1, 2018.

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

Upon adoption of ASC 842, the Company recognized operating lease obligations of $453.0 million, which represented the present value of the remaining minimum lease payments, discounted using the Company's incremental borrowing rate. The Company recognized operating lease right-of-use assets of $395.6 million. The Company recognized an adjustment to retained earnings upon adoption of $5.0 million, net of tax of $1.7 million, primarily related to an impairment resulting from an unfavorable differential between lease payments to be made and sublease rentals to be received on certain leases. The remaining difference of $50.7 million between the recognized operating lease obligation and right-of-use assets related to the

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

3. Accounting Standards Adopted and Newly Issued Accounting Standards Not Yet Adopted (Continued)

derecognition of certain liabilities and assets that had been recorded in accordance with U.S. GAAP that had been applied prior to the adoption of ASC 842, primarily $43.3 million of accrued rent payments. Lease-related reserves for lease incentives, closed restaurants and unfavorable leaseholds were also derecognized.

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

4. Revenue Disclosures

Franchise revenue (which comprises most of the Company's revenues) and revenue from company-operated restaurants are recognized in accordance with current guidance for revenue recognition as codified in Accounting Standards Topic (“ASC 606”). Under ASC 606, revenue is recognized upon transfer of control of promised services or goods to customers in an amount that reflects the consideration the Company expects to receive for those services or goods.

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

•
Revenue from the sale of proprietary pancake and waffle dry mix is recognized in the period in which distributors ship the franchisee's order; recognition of revenue results in accounts receivable on the balance sheet.

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

The following table disaggregates franchise revenue by major type for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands)
Franchise Revenue:
Royalties	$75,747	$78,102	$154,382	$153,199
Advertising fees	71,738	58,705	144,368	122,541
Pancake and waffle dry mix sales and other	12,526	12,172	26,957	25,269
Franchise and development fees	2,657	2,962	5,887	6,245
Total franchise revenue	$162,668	$151,941	$331,594	$307,254

Accounts receivable from franchisees as of June 30, 2019 and December 31, 2018 were $65.9 million (net of allowance of $2.1 million) and $62.6 million (net of allowance of $4.6 million), respectively, and were included in receivables, net in the Consolidated Balance Sheets.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

4. Revenue Disclosures (Continued)

Changes in the Company's contract liability for deferred franchise and development fees during the six months ended June 30, 2019 are as follows:

Deferred Franchise Revenue (short- and long-term)
(In thousands)
Balance at December 31, 2018	$74,695
Recognized as revenue during the six months ended June 30, 2019	(5,515)
Fees deferred during the six months ended June 30, 2019	1,366
Balance at June 30, 2019	$70,546

The balance of deferred revenue as of June 30, 2019 is expected to be recognized as follows:

(In thousands)
Remainder of 2019	$6,582
2020	7,887
2021	7,798
2022	7,269
2023	6,693
2024	6,005
Thereafter	28,312
Total	$70,546

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

The Company currently leases from third parties the real property on which approximately 610 IHOP franchisee-operated restaurants and one Applebee's franchisee-operated restaurant are located; the Company (as lessor) subleases the property to the franchisees that operate those restaurants. The Company also leases property it owns to the franchisees that operate approximately 60 IHOP restaurants and one Applebee's restaurant. The Company leases from third parties the real property on which 69 Applebee's company-operated restaurants are located. The Company also leases office space for its principal corporate office in Glendale, California and restaurant support centers in Kansas City, Missouri and Raleigh, North Carolina. The Company does not have a significant amount of non-real estate leases.

The Company's existing leases related to IHOP restaurants generally provided for an initial term of 20 to 25 years with most having one or more five-year renewal options. Option periods were not included in determining liabilities and right-of-use assets related to operating leases. Approximately 240 of the Company's leases contain provisions requiring additional rent payments to the Company (as lessor) based on a percentage of restaurant sales. Approximately 260 of the Company's leases contain provisions requiring additional rent payments by the Company (as lessee) based on a percentage of restaurant sales.

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

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

5. Lease Disclosures (Continued)

The Company's lease cost for the three and six months ended June 30, 2019 was as follows:

	Three months ended June 30, 2019	Six months ended June 30, 2019
Finance lease cost:	(In millions)
Amortization of right-of-use assets	$1.3	$2.6
Interest on lease liabilities	2.0	4.1
Operating lease cost	26.8	53.2
Variable lease cost	0.6	1.3
Short-term lease cost	0.0	0.0
Sublease income	(27.3)	(55.4)
Lease cost	$3.4	$5.8

Future minimum lease payments under noncancelable leases as lessee as of June 30, 2019 were as follows:

	Finance Leases	Operating Leases
	(In millions)
2019 (remaining six months)	$10.3	$46.2
2020	20.1	94.6
2021	16.5	77.8
2022	14.7	70.0
2023	11.6	57.5
Thereafter	65.0	217.7
Total minimum lease payments	138.2	563.8
Less: interest/imputed interest	(41.0)	(117.0)
Total obligations	97.2	446.8
Less: current portion	(12.9)	(67.7)
Long-term lease obligations	$84.3	$379.1

The weighted average remaining lease term as of June 30, 2019 was 8.6 years for finance leases and 7.9 years for operating leases. The weighted average discount rate as of June 30, 2019 was 10.4% for finance leases and 5.8% for operating leases.

During the three and six months ended June 30, 2019, the Company made the following payments for leases:

	Three months ended June 30, 2019	Six months ended June 30, 2019
	(In millions)
Principal payments on finance lease obligations	$3.5	$7.0
Interest payments on finance lease obligations	$2.0	$4.1
Payments on operating leases	$22.8	$45.8
Variable lease payments	$0.6	$1.5

The Company's income from operating leases for the three and six months ended June 30, 2019 was as follows:

	Three months ended June 30, 2019	Six months ended June 30, 2019
	(In millions)
Minimum lease payments	$25.4	$51.1
Variable lease income	2.8	6.0
Total operating lease income	$28.2	$57.1

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

5. Lease Disclosures (Continued)

Future minimum payments to be received as lessor under noncancelable operating leases as of June 30, 2019 were as follows:

(In millions)
2019 (remaining six months)	$53.1
2020	107.3
2021	101.5
2022	98.4
2023	94.0
Thereafter	289.6
Total minimum rents receivable	743.9

The Company's income from direct financing leases for the three and six months ended June 30, 2019 was as follows:

	Three months ended June 30, 2019	Six months ended June 30, 2019
	(In millions)
Interest income	$1.3	$2.7
Variable lease income	0.3	0.7
Total operating lease income	$1.6	$3.4

Future minimum payments to be received as lessor under noncancelable direct financing leases as of June 30, 2019 were as follows:

(In millions)
2019 (remaining six months)	$7.9
2020	14.7
2021	11.6
2022	8.2
2023	3.6
Thereafter	3.8
Total minimum rents receivable	49.8
Less: unearned income	(10.0)
Total net investment in direct financing leases	39.8
Less: current portion	(11.2)
Long-term investment in direct financing leases	$28.6

6. Long-Term Debt

At June 30, 2019 and December 31, 2018, long-term debt consisted of the following:

	June 30, 2019	December 31, 2018
	(In millions)
Series 2019-1 4.194% Fixed Rate Senior Secured Notes, Class A-2-I	$700.0	$—
Series 2019-1 4.723% Fixed Rate Senior Secured Notes, Class A-2-II	600.0	—
Series 2014-1 4.277% Fixed Rate Senior Secured Notes, Class A-2	—	1,283.8
Series 2018-1 Variable Funding Senior Notes Class A-1, variable interest rate of 4.93% at December 31, 2018	—	25.0
Class A-2-I and A-2-II (2019) and Class A-2 (2018) Note debt issuance costs	(12.8)	(9.7)
Long-term debt, net of debt issuance costs	1,287.2	1,299.1
Current portion of long-term debt	—	(25.0)
Long-term debt	$1,287.2	$1,274.1

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

6. Long-Term Debt (Continued)

On June 5, 2019, Applebee’s Funding LLC and IHOP Funding LLC (the “Co-Issuers”), each a special purpose, wholly-owned indirect subsidiary of the Company, issued two tranches of fixed rate senior secured notes, the Series 2019-1 4.194% Fixed Rate Senior Secured Notes, Class A-2-I (“Class A-2-I Notes”) in an initial aggregate principal amount of $700 million and the Series 2019-1 4.723% Fixed Rate Senior Secured Notes, Class A-2-II (“Class A-2-II Notes”) in an initial aggregate principal amount of $600 million (the “Class A-2-II Notes” and, together with the Class A-2-I Notes, the “2019 Class A-2 Notes”). The 2019 Class A-2 Notes were issued pursuant to an offering exempt from registration under the Securities Act of 1933, as amended.
The Co-Issuers also replaced their existing revolving financing facility, the 2018-1 Variable Funding Senior Notes, Class A-1 (“2018-1 Class A-1 Notes”), with a new revolving financing facility, the 2019-1 Variable Funding Senior Notes, Class A-1 (the “2019 Class A-1 Notes”), on substantially the same terms as the 2018-1 Class A-1 Notes in order to conform the term of the 2019 Class A-1 Notes to the anticipated repayment dates for the 2019 Class A-2 Notes. The 2019 Class A-1 Notes and the 2019 Class A-2 Notes are referred to collectively herein as the “New Notes.”
The New Notes were issued in a securitization transaction pursuant to which substantially all of the domestic revenue-generating assets and domestic intellectual property, as further described below, held by the Co-Issuers and certain other special-purpose, wholly-owned indirect subsidiaries of the Company (the “Guarantors”) were pledged as collateral to secure the New Notes.
The Company used the majority of the net proceeds of the offering to repay the entire outstanding balance of approximately $1.28 billion of Series 2014-1 4.277% Fixed Rate Senior Notes, Class A-2 (the “2014 Class A-2 Notes”). The Company used the remaining proceeds of the offering to pay for transactions costs associated with the securitization refinancing transaction and for general corporate purposes.
2019 Class A-2 Notes
The New Notes were issued under a Base Indenture, dated as of September 30, 2014, and amended and restated as of June 5, 2019 (the “Base Indenture”) (see Exhibit 4.1 to this Form 10-Q), and the related Series 2019-1 Supplement to the Base Indenture, dated June 5, 2019 (the “Series 2019-1 Supplement”) (see Exhibit 4.2 to this Form 10-Q), among the Co-Issuers and Citibank, N.A., as the trustee (in such capacity, the “Trustee”) and securities intermediary. The Base Indenture and the Series 2019-1 Supplement (collectively, the “Indenture”) will allow the Co-Issuers to issue additional series of notes in the future subject to certain conditions set forth therein.
The legal final maturity of the 2019 Class A-2 Notes is in June 2049, but rapid amortization will apply if the Class A-2-I Notes are not repaid by June 2024 (the “Class A-2-I Anticipated Repayment Date”) and for the Class A-2-II Notes if not repaid by June 2026 (the “Class A-2-II Anticipated Repayment Date”). If the Co-Issuers have not repaid or refinanced the Class A-2-I Notes by the Class A-2-I Anticipated Repayment Date or the Class A-2-II Notes by the Class A-2-II Anticipated Repayment Date, then additional interest will accrue on the Class A-2-I Notes and the Class A-2-II Notes, as applicable, at the greater of: (A) 5.0% and (B) the amount, if any, by which the sum of the following exceeds the applicable Series 2019-1 Class A-2 Note interest rate: (x) the yield to maturity (adjusted to a quarterly bond-equivalent basis) on the applicable anticipated repayment date of the United States Treasury Security having a term closest to 10 years plus (y) 5.0%, plus (z) 2.15% for the Series 2019-1 Class A-2-I Notes and 2.64% for the Series 2019-1 Class A-2-II Notes.
While the 2019 Class A-2 Notes are outstanding, payment of principal and interest is required to be made on the Class A-2 Notes on a quarterly basis. The payment of principal on the 2019 Class A-2 Notes may be suspended when the leverage ratio for the Company and its subsidiaries is less than or equal to 5.25x. As of June 30, 2019, the Company's leverage ratio was 4.57x; accordingly, no principal payment on the 2019 Class A-2 Notes will be required during the third quarter of 2019. Exceeding the leverage ratio of 5.25x does not violate any covenant related to the New Notes.
The Company may voluntarily repay the 2019 Class A-2 Notes at any time, however, if the Company repays the New Notes prior to certain dates it would be required to pay make-whole or call redemption premiums. As of June 30, 2019, the make-whole premium associated with voluntary prepayment of the Class A-2-I Notes was approximately $38 million; this amount declines progressively each quarter to zero in June 2022. As of June 30, 2019, the make-whole premium associated with voluntary prepayment of the Class A-2-II Notes was approximately $67 million; this amount declines progressively each quarter to zero in June 2024. In lieu of the applicable make whole premiums above, a call redemption premium will be payable upon any redemption or refinancing in full of the New Notes at any time on or after the quarterly payment date in June 2022 and on or prior to the quarterly payment date in June 2023.  The call redemption premium is the lesser of 101% times the outstanding principal amount of the Class A-2-II Notes, less the outstanding principal amount of the Class A-2-II, at the time of redemption or refinancing and the applicable make-whole premium otherwise payable on the Class A-2-II Notes.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

6. Long-Term Debt (Continued)

The Company would also be subject to a make-whole premium in the event of a mandatory prepayment required following a Rapid Amortization Event or certain asset dispositions. The mandatory make-whole premium requirements are considered derivatives embedded in the New Notes that must be bifurcated for separate valuation. The Company estimated the fair value of these derivatives to be immaterial as of June 30, 2019, based on the probability-weighted discounted cash flows associated with either event.
2019 Class A-1 Notes
The Co-Issuers also entered into a revolving financing facility, the 2019 Class A-1 Notes, that allows for drawings up to $225 million of variable funding notes and the issuance of letters of credit. The 2019 Class A-1 Notes were issued under the Indenture. Drawings and certain additional terms related to the 2019 Class A-1 Notes are governed by the 2019 Class A-1 Note Purchase Agreement, dated June 5, 2019, among the Co-Issuers, certain special-purpose, wholly-owned indirect subsidiaries of the Company, each as a Guarantor, the Company, as manager, certain conduit investors, financial institutions and funding agents, and Barclays Bank PLC, as provider of letters credit, swingline lender and administrative agent (the “Purchase Agreement”), (see Exhibit 10.15 to this Form 10-Q).
The 2019 Class A-1 Notes are governed, in part, by the Purchase Agreement and by certain generally applicable terms contained in the Indenture. The applicable interest rate under the 2019 Class A-1 Notes depends on the type of borrowing by the Co-Issuers. The applicable interest rate for advances is generally calculated at a per annum rate equal to the commercial paper funding rate or one-, two-, three- or six-month Eurodollar Funding Rate, in either case, plus 2.15%. The applicable interest rate for swingline advances and unreimbursed draws on outstanding letters of credit is a per annum base rate equal to the sum of (a) 1.15% plus (b) the greatest of (i) the Prime Rate in effect from time to time, (ii) the Federal Funds Rate in effect from time to time plus 0.50% and (iii) the one-month Eurodollar Funding Rate plus 1.00%. There is no upfront fee for the 2019 Class A-1 Notes. There is a fee of 50 basis points on any unused portion of the revolving financing facility. Undrawn face amounts of outstanding letters of credit that are not cash collateralized accrue a fee of 2.15% per annum. It is anticipated that any principal and interest on the 2019 Class A-1 Notes will be repaid in full on or prior to the quarterly payment date in June 2024 (the “2019 Class A-1 Anticipated Repayment Date”), subject to two additional one-year extensions at the option of the Company upon the satisfaction of certain conditions.
The Company has not drawn on the 2019 Class A-1 Notes subsequent to their June 5, 2019, issuance. At June 30, 2019, $2.2 million was pledged against the 2019 Class A-1 Notes for outstanding letters of credit, leaving $222.8 million of 2019 Class A-1 Notes available for borrowing. The letters of credit are used primarily to satisfy insurance-related collateral requirements.
During the six months ended June 30, 2019, the Company repaid $25.0 million of 2018 Class A-1 Notes, representing the amount outstanding at December 31, 2018; the Company did not draw on the 2018 Class A-1 Notes during the six months ended June 30, 2019. The maximum amount of 2018 Class A-1 Notes outstanding during the six months ended June 30, 2019 was $25.0 million and the weighted average interest rate on the 2018 Class A-1 Notes for the period outstanding was 4.88%.
Guarantee and Collateral Agreement
Under the Guarantee and Collateral Agreement, dated September 30, 2014, as amended and restated as of June 5, 2019, (see Exhibit 10.16 to this Form 10-Q), among the Guarantors in favor of the Trustee, the Guarantors guarantee the obligations of the Co-Issuers under the Indenture and related documents and secure the guarantee by granting a security interest in substantially all of their assets.
The New Notes are secured by a security interest in substantially all of the assets of the Co-Issuers and the Guarantors (collectively, the “Securitization Entities”). On the Closing Date, these assets (the “Securitized Assets”) generally included substantially all of the domestic revenue-generating assets of the Company and its subsidiaries, which principally consist of franchise agreements, area license agreements, development agreements, franchisee fee notes, equipment leases, agreements related to the domestic production of and the sale of pancake and waffle dry-mixes, owned and leased real property and intellectual property.
The New Notes are the obligations only of the Co-Issuers pursuant to the Indenture and are unconditionally and irrevocably guaranteed by the Guarantors pursuant to the Guarantee and Collateral Agreement. Except as described below, neither the Company nor any subsidiary of the Company, other than the Securitization Entities, will guarantee or in any way be liable for the obligations of the Co-Issuers under the Indenture or the New Notes.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

6. Long-Term Debt (Continued)

Management Agreement
Under the terms of the Management Agreement, dated September 30, 2014, as amended and restated as of September 5, 2018 and as further amended and restated as of June 5, 2019, (see Exhibit 10.17 to this Form 10-Q), among the Company, the Securitization Entities, Applebee’s Services, Inc., International House of Pancakes, LLC and the Trustee, the Company will act as the manager with respect to the Securitized Assets. The primary responsibilities of the manager will be to perform certain franchising, distribution, intellectual property and operational functions on behalf of the Securitization Entities with respect to the Securitized Assets pursuant to the Management Agreement. The manager will be entitled to the payment of the weekly management fee, as set forth in the Management Agreement and will be subject to the liabilities set forth in the Management Agreement.
The manager will manage and administer the Securitized Assets in accordance with the terms of the Management Agreement and, except as otherwise provided in the Management Agreement, the management standard set forth in the Management Agreement. Subject to limited exceptions set forth in the Management Agreement, the Management Agreement does not require the manager to expend or risk its funds or otherwise incur any financial liability in the performance of any of its rights or powers under the Management Agreement if the manager has reasonable grounds for believing that repayment of such funds or adequate indemnity against such risk or liability is not compensated by payment of the weekly management fee or is otherwise not reasonably assured or provided to it.
Subject to limited exceptions set forth in the Management Agreement, the manager will indemnify each Securitization Entity, the trustee and certain other parties, and their respective officers, directors, employees and agents for all claims, penalties, fines, forfeitures, losses, liabilities, obligations, damages, actions, suits and related costs and judgments and other costs, fees and reasonable expenses that any of them may incur as a result of (a) failure of the manager to perform or observe its obligations under the Management Agreement, (b) the breach by the manager of any representation, warranty or covenant under the Management Agreement, or (c) the manager’s negligence, bad faith or willful misconduct in the performance of its duties under the Management Agreement.
Covenants and Restrictions
The New Notes are subject to a series of covenants and restrictions customary for transactions of this type, including: (i) that the Co-Issuers maintain specified reserve accounts to be used to make required payments in respect of the New Notes, (ii) provisions relating to optional and mandatory prepayments, and the related payment of specified amounts, including specified call redemption premiums in the case of Class A-2 Notes under certain circumstances; (iii) certain indemnification payments in the event, among other things, the transfers of the assets pledged as collateral for the New Notes are in stated ways defective or ineffective and (iv) covenants relating to recordkeeping, access to information and similar matters.
The New Notes are subject to customary rapid amortization events for similar types of financing, including events tied to our failure to maintain the stated debt service coverage ratio (“DSCR”), the sum of domestic retail sales for all restaurants being below certain levels on certain measurement dates, certain manager termination events, certain events of default and the failure to repay or refinance the New Notes on or before their respective Anticipated Repayment Dates. The New Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal or other amounts due on or with respect to the Notes, failure of the Securitization Entities to maintain the stated DSCR, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties and certain judgments.

Failure to maintain a prescribed DSCR can trigger a Cash Flow Sweeping Event, A Rapid Amortization Event, a Manager Termination Event or a Default Event as described below. In a Cash Flow Sweeping Event, the Trustee is required to retain 50% of excess Cash Flow (as defined) in a restricted account. In a Rapid Amortization Event, all excess Cash Flow is retained and used to retire principal amounts of debt. Key DSCRs are as follows:

•DSCR less than 1.75x - Cash Flow Sweeping Event
•DSCR less than 1.20x - Rapid Amortization Event
•Interest-only DSCR less than 1.20x - Manager Termination Event
•Interest-only DSCR less than 1.10x - Default Event

The Company's DSCR for the reporting period ended June 30, 2019 was 5.40x.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

6. Long-Term Debt (Continued)

Debt Issuance Costs

The Company incurred costs of approximately $12.9 million in connection with the issuance of the 2019 Class A-2 Notes. These debt issuance costs are being amortized using the effective interest method over estimated life of each tranche of the 2019 Class A-2 Notes. Amortization of $0.1 million of these costs was included in interest expense for the three and six months ended June 30, 2019. Unamortized debt issuance costs of $12.8 million are reported as a direct reduction of the 2019 Class A-2 Notes in the Consolidated Balance Sheets.

The Company incurred costs of approximately $0.2 million in connection with the replacement of the 2018-1 Class A-1 Notes with the 2019-1 Class A-1 Notes. These debt issuance costs have been added to the remaining unamortized costs of approximately $2.8 million related to the 2018-1 Class A-1 Notes, the total of which costs is being amortized using the effective interest method over the estimated five-year life of the 2019-1 Class A-1 Notes. Amortization of these costs of $0.2 million and $0.5 million, respectively, was included in interest expense for the three and six months ended June 30, 2019.

Unamortized debt issuance costs of $3.0 million related to the 2019-1 Class A-1 Notes are reported as other long-term assets in the Consolidated Balance Sheets at June 30, 2019.

Loss on Extinguishment of Debt

In connection with the repayment of the 2014 Class A-2 Notes, the Company recognized a loss on extinguishment of debt of $8.3 million, representing the remaining unamortized costs related to the 2014 Class A-2 Notes. Prior to the extinguishment, amortization of $0.6 million and $1.4 million, respectively, of costs associated with the 2014 Class A-2 Notes was included in interest expense for the three and six months ended June 30, 2019.

For a description of the 2014 Class A-2 Notes and the 2018-1 Class A-1 Notes, refer to Note 8 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

7. Stockholders' Deficit

Dividends

During the six months ended June 30, 2019, the Company paid dividends on common stock of $23.3 million, representing a cash dividend of $0.63 per share declared in the fourth quarter of 2018, paid in January 2019 and a cash dividend of $0.69 per share declared in the first quarter of 2019, paid in April 2019. On May 13, 2019, the Company's Board of Directors declared a second quarter 2019 cash dividend of $0.69 per share of common stock. This dividend was paid on July 12, 2019 to stockholders of record at the close of business on June 20, 2019. The Company reported dividends payable of $12.2 million at June 30, 2019.

Dividends declared and paid per share for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Dividends declared per common share	$0.69	$0.63	$1.38	$1.26
Dividends paid per common share	$0.69	$0.63	$1.32	$1.60

Stock Repurchase Program

In February 2019, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $200 million of the Company’s common stock (the “2019 Repurchase Program”) on an opportunistic basis from time to time in the open market or in privately negotiated transactions based on business, market, applicable legal requirements and other considerations.  The 2019 Repurchase Program, as approved by the Board of Directors, does not require the repurchase of a specific number of shares and can be terminated at any time.

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

A summary of shares repurchased under the 2019 Repurchase Program and the 2015 Repurchase Program, during the three and six months ended June 30, 2019 and cumulatively, is as follows:

	Shares	Cost of shares
		(In millions)
2019 Repurchase Program:
Repurchased during the three months ended June 30, 2019	392,132	$35.3
Repurchased during the six months ended June 30, 2019	432,949	$39.0
Cumulative (life-of-program) repurchases	432,949	$39.0
Remaining dollar value of shares that may be repurchased	n/a	$161.0
2015 Repurchase Program:
Repurchased during the three months ended June 30, 2019	—	$—
Repurchased during the six months ended June 30, 2019	110,499	$8.4
Cumulative (life-of-program) repurchases	1,589,995	$126.2
Remaining dollar value of shares that may be repurchased	n/a	n/a

Treasury Stock

Repurchases of the Company's common stock are included in treasury stock at the cost of shares repurchased plus any transaction costs. Treasury stock may be re-issued when stock options are exercised, when restricted stock awards are granted and when restricted stock units settle in stock upon vesting. The cost of treasury stock re-issued is determined using the first-in, first-out (“FIFO”) method. During the six months ended June 30, 2019, the Company re-issued 187,367 shares of treasury stock at a total FIFO cost of $8.3 million.

8. Income Taxes

The Company's effective tax rate was 24.5% for the six months ended June 30, 2019 as compared to 37.0% for the six months ended June 30, 2018. The effective tax rate of 24.5% for the six months ended June 30, 2019 was lower than the rate of the prior comparable period primarily due to Internal Revenue Service (“IRS”) audit adjustments for tax years 2011 to 2013 recognized in the prior period.

The total gross unrecognized tax benefit as of June 30, 2019 and December 31, 2018 was $5.6 million and $5.2 million, respectively, excluding interest, penalties and related tax benefits. The Company estimates the unrecognized tax benefit may decrease over the upcoming 12 months by an amount up to $1.3 million related to settlements with taxing authorities and the lapse of statutes of limitations. For the remaining liability, due to the uncertainties related to these tax matters, the Company is unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority will occur.

As of June 30, 2019, accrued interest was $1.5 million and accrued penalties were less than $0.1 million, excluding any related income tax benefits. As of December 31, 2018, accrued interest was $1.1 million and accrued penalties were less than $0.1 million, excluding any related income tax benefits. The Company recognizes interest accrued related to unrecognized tax benefits and penalties as a component of its income tax provision recognized in its Consolidated Statements of Comprehensive Income.

The Company files federal income tax returns and the Company or one of its subsidiaries file income tax returns in various state and international jurisdictions.The IRS examination of tax years 2011 to 2013 concluded during the three months ended June 30, 2019, and the Company received a refund of $13.3 million, inclusive of interest income of $0.9 million. With few exceptions, the Company is no longer subject to federal, state or non-United States tax examinations by tax authorities for years before 2011. The Company believes that adequate reserves have been provided related to all matters contained in the tax periods open to examination.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

9. Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense included in general and administrative expenses in the Consolidated Statements of Comprehensive Income:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(In millions)
Total stock-based compensation expense:
Equity classified awards expense	$1.8	$2.3	$5.9	$5.7
Liability classified awards expense	1.4	0.4	2.4	0.9
Total pre-tax stock-based compensation expense	3.2	2.7	8.3	6.6
Book income tax benefit	(0.9)	(0.7)	(2.2)	(1.7)
Total stock-based compensation expense, net of tax	$2.3	$2.0	$6.1	$4.9

As of June 30, 2019, total unrecognized compensation expense of $21.8 million related to restricted stock and restricted stock units and $4.5 million related to stock options are expected to be recognized over a weighted average period of 1.6 years for restricted stock and restricted stock units and 1.6 years for stock options.

Fair Value Assumptions

The Company granted 132,832 stock options during the six months ended June 30, 2019 for which the fair value was estimated using a Black-Scholes option pricing model. The following summarizes the assumptions used in the Black-Scholes model:

Risk-free interest rate	2.5%
Weighted average historical volatility	30.3%
Dividend yield	2.8%
Expected years until exercise	4.7
Weighted average fair value of options granted	$21.93

Equity Classified Awards - Stock Options

Stock option balances at June 30, 2019, and activity for the six months ended June 30, 2019 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Millions)
Outstanding at December 31, 2018	1,439,708	$63.21
Granted	132,832	98.97
Exercised	(118,991)	58.32
Forfeited	(77,952)	69.54
Outstanding at June 30, 2019	1,375,597	66.72	6.0	$41.3
Vested at June 30, 2019 and Expected to Vest	1,263,536	67.54	5.7	$36.9
Exercisable at June 30, 2019	684,738	$75.93	3.4	$14.7

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

9. Stock-Based Compensation (Continued)

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price of the Company’s common stock on the last trading day of the second quarter of 2019 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2019. The aggregate intrinsic value will change based on the fair market value of the Company’s common stock and the number of in-the-money options.

Equity Classified Awards - Restricted Stock and Restricted Stock Units

Outstanding balances as of June 30, 2019, and activity related to restricted stock and restricted stock units for the six months ended June 30, 2019 were as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value	Stock-Settled Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	267,242	$63.97	374,529	$31.05
Granted	68,376	97.74	16,232	98.97
Released	(58,885)	81.19	(12,293)	90.34
Forfeited	(23,437)	66.50	(27,802)	34.53
Outstanding at June 30, 2019	253,296	$68.84	350,666	$30.66

Liability Classified Awards - Cash-settled Restricted Stock Units

The Company has granted cash-settled restricted stock units to certain employees. These instruments are recorded as liabilities at fair value as of the respective period end.

	Cash-Settled Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	53,766	$94.45
Granted	20,249	96.12
Released	(317)	82.16
Forfeited	(4,054)	98.35
Outstanding at June 30, 2019	69,644	$98.59

For the three months ended June 30, 2019 and 2018, $0.5 million and $0.2 million, respectively, was included as stock-based compensation expense related to cash-settled restricted stock units. For the six months ended June 30, 2019, and 2018, $1.1 million and $0.3 million, respectively, was included as stock-based compensation expense related to cash-settled restricted stock units.

Liability Classified Awards - Long-Term Incentive Awards
The Company has granted cash long-term incentive awards (“LTIP awards”) to certain employees. Annual LTIP awards vest over a three-year period and are determined using multipliers from 0% to 200% of the target award based on (i) the total stockholder return of Dine Brands Global common stock compared to the total stockholder returns of a peer group of companies and (ii) the percentage increase in the Company's adjusted earnings per share (as defined). The awards are considered stock-based compensation and are classified as liabilities measured at fair value as of the respective period end. For the three months ended June 30, 2019 and 2018, $0.8 million and $0.2 million, respectively, were included in total stock-based compensation expense related to LTIP awards. For the six months ended June 30, 2019 and 2018, $1.2 million and $0.6 million, respectively, were included in total stock-based compensation expense related to LTIP awards. At June 30, 2019 and December 31, 2018, liabilities of $2.5 million and $2.4 million, respectively, related to LTIP awards were included as part of accrued employee compensation and benefits in the Consolidated Balance Sheets.

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

As of June 30, 2019, the franchise operations segment consisted of (i) 1,746 restaurants operated by Applebee’s franchisees in the United States, two U.S. territories and 13 countries outside the United States and (ii) 1,828 restaurants operated by IHOP franchisees and area licensees in the United States, three U.S. territories and 12 countries outside the United States. Franchise operations revenue consists primarily of franchise royalty revenues, franchise advertising revenue, sales of proprietary products to franchisees (primarily pancake and waffle dry mixes for the IHOP restaurants), and franchise fees.  Franchise operations expenses include advertising expenses, the cost of IHOP proprietary products, bad debt expense, franchisor contributions to marketing funds, pre-opening training expenses and other franchise-related costs.

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

Financing revenues primarily consist of interest income from the financing of IHOP equipment leases and franchise fees, sales of equipment associated with refranchised IHOP restaurants and interest income on Applebee's notes receivable from franchisees. Financing expenses are primarily the cost of restaurant equipment associated with refranchised IHOP restaurants.

Information on segments is as follows:

Dine Brand Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

10. Segments (Continued)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(In millions)
Revenues from external customers:
Franchise operations	$162.7	$151.9	$331.6	$307.2
Rental operations	29.9	30.4	60.6	61.2
Company restaurants	33.7	—	69.5	—
Financing operations	1.8	2.2	3.6	4.2
Total	$228.1	$184.5	$465.3	$372.6

Interest expense:
Rental operations	$1.9	$2.3	$4.3	$4.8
Company restaurants	0.5	—	1.1	—
Corporate	14.6	15.5	30.0	30.7
Total	$17.0	$17.8	$35.4	$35.5

Depreciation and amortization:
Franchise operations	$2.6	$2.7	$5.1	$5.3
Rental operations	3.4	2.9	6.9	$5.8
Company restaurants	1.8	—	3.1	—
Corporate	2.8	2.3	5.7	4.7
Total	$10.6	$7.9	$20.8	$15.8

Gross profit, by segment:
Franchise operations	$83.8	$69.0	$172.4	$142.4
Rental operations	7.0	7.6	15.0	15.8
Company restaurants	2.5	—	6.7	—
Financing operations	1.6	2.0	3.3	3.9
Total gross profit	94.9	78.6	197.4	162.1
Corporate and unallocated expenses, net	(65.8)	(54.0)	(127.2)	(114.8)
Income before income tax provision	$29.1	$24.6	$70.2	$47.3

11. Net Income per Share

The computation of the Company's basic and diluted net income per share is as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(In thousands, except per share data)
Numerator for basic and diluted income per common share:
Net income	$21,390	$12,713	$53,033	$29,786
Less: Net income allocated to unvested participating restricted stock	(719)	(428)	(1,827)	(1,000)
Net income available to common stockholders - basic	20,671	12,285	51,206	28,786
Effect of unvested participating restricted stock in two-class calculation	7	—	20	3
Net income available to common stockholders - diluted	$20,678	$12,285	$51,226	$28,789
Denominator:
Weighted average outstanding shares of common stock - basic	17,181	17,544	17,262	17,623
Dilutive effect of stock options	382	259	364	204
Weighted average outstanding shares of common stock - diluted	17,563	17,803	17,626	17,827
Net income per common share:
Basic	$1.20	$0.70	$2.97	$1.63
Diluted	$1.18	$0.69	$2.91	$1.61

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

12. Fair Value Measurements
The Company does not have a material amount of financial assets or liabilities that are required under U.S. GAAP to be measured on a recurring basis at fair value. The Company is not a party to any material derivative financial instruments. The Company does not have a material amount of non-financial assets or non-financial liabilities that are required under U.S. GAAP to be measured at fair value on a recurring basis. The Company has not elected to use the fair value measurement option, as permitted under U.S. GAAP, for any assets or liabilities for which fair value measurement is not presently required.

The Company believes the fair values of cash equivalents, accounts receivable and accounts payable approximate their carrying amounts due to their short duration.

The fair values of the Company's 2019 Class A-2 Notes at June 30, 2019 and the Company's 2014 Class A-2 Notes at December 31, 2018 were as follows:

	June 30, 2019	December 31, 2018
	(In millions)
Face Value of Notes	$1,300.0	$1,283.8
Fair Value of Notes	$1,322.8	$1,280.9

 The fair values were determined based on Level 2 inputs, including information gathered from brokers who trade in the Company’s 2019 Class A-2 Notes and traded in Company's 2014 Class A-2 Notes, as well as information on notes that are similar to those of the Company.

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

Lease Guarantees

In connection with the sale of Applebee’s restaurants to franchisees, the Company has, in certain cases, guaranteed or has potential continuing liability for lease payments totaling $271.5 million as of June 30, 2019. This amount represents the maximum potential liability for future payments under these leases. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from 2019 through 2048. Excluding unexercised option periods, the Company's potential liability for future payments under these leases is $42.1 million. In the event of default, the indemnity and default clauses in the sale or assignment agreements govern the Company's ability to pursue and recover damages incurred.

14. Restricted Cash

Current restricted cash of $34.4 million at June 30, 2019 primarily consisted of $32.4 million of funds required to be held in trust in connection with the Company's securitized debt and $1.9 million of funds from Applebee's franchisees pursuant to franchise agreements, usage of which was restricted to advertising activities. Current restricted cash of $48.5 million at December 31, 2018 primarily consisted of $42.3 million of funds required to be held in trust in connection with the Company's securitized debt and $6.2 million of funds from Applebee's franchisees pursuant to franchise agreements, usage of which was restricted to advertising activities.

Non-current restricted cash of $15.7 million at June 30, 2019 and $14.7 million at December 31, 2018 represents interest reserves required to be set aside for the duration of the Company's securitized debt.

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

Through various subsidiaries, we own, franchise and operate the Applebee's Neighborhood Grill & Bar® (“Applebee's”) concept in the bar and grill segment within the casual dining category of the restaurant industry and we own and franchise the International House of Pancakes® (“IHOP”) concept in the family dining category of the restaurant industry. References herein to Applebee's® and IHOP® restaurants are to these two restaurant concepts, whether operated by franchisees, area licensees and their sub-licensees (collectively, “area licensees”) or by us. With over 3,600 restaurants combined, the substantial majority of which are franchised, we believe we are one of the largest full-service restaurant companies in the world. The June 17, 2019 issue of Nation's Restaurant News reported IHOP was the largest family dining concept and Applebee's was the second-largest casual dining concept in terms of 2018 United States system-wide sales.

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

Key Financial Results

	Three months ended June 30,		Favorable (Unfavorable) Variance	Six months ended June 30,		Favorable (Unfavorable) Variance
	2019	2018		2019	2018

	(In millions, except per share data)
Income before income taxes	$29.1	$24.6	$4.5	$70.2	$47.3	$22.9
Income tax provision	(7.7)	(11.9)	4.2	(17.2)	(17.5)	0.3
Net income	$21.4	$12.7	$8.7	$53.0	$29.8	$23.2

Effective tax rate	26.4%	48.3%	21.9%	24.5%	37.0%	12.5%

Net income per diluted share	$1.18	$0.69	$0.49	$2.91	$1.61	$1.30

The following table highlights the primary reasons for the increase in our income before income taxes in the three and six months ended June 30, 2019 compared to the same periods of 2018:

	Favorable (Unfavorable) Variance
	Three months ended June 30, 2019	Six months ended June 30, 2019
	(In millions)	(In millions)
Increase (decrease) in gross profit:
Applebee's franchise operations	14.1	$27.5
IHOP franchise operations	0.7	2.5
Company restaurant operations	2.5	6.7
All other operations	(1.0)	(1.4)
Total gross profit increase	16.3	35.3
Increase in General and Administrative (“G&A”) expenses	(0.6)	(1.5)
Loss on extinguishment of debt	(8.3)	(8.3)
Other income and expense items	(2.9)	(2.7)
Increase in income before income taxes	$4.5	$22.9

The changes in Applebee's franchise gross profit for the three and six months ended June 30, 2019 compared to the same period of the prior year were primarily due to franchisor contributions to the Applebee’s National Advertising Fund (the “Applebee's NAF”) of $16.5 million and $30.0 million we made during the three and six months ended June 30, 2018, respectively, that did not recur in 2019. See “Consolidated Results of Operations - Comparison of the Three and Six Months ended June 30, 2019 and 2018” for additional discussion of the changes presented above.

Our effective income tax rate for the three and six months ended June 30, 2019 was substantially lower than the comparable periods of 2018. During the three and six months ended June 30, 2018, we increased our tax provision by $5.7 million related to adjustments resulting from Internal Revenue Service (“IRS”) audits for tax years 2011 through 2013, which increased our effective tax rates for those periods. Completion of the IRS audits for tax years 2011 through 2013 allowed us to accelerate the collection of certain tax benefits recognized in prior years. We received a cash refund of approximately $13.3 million, inclusive of interest income of $0.9 million, during the three months ended June 30, 2019.

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

Our key performance indicators for the three and six months ended June 30, 2019 were as follows:

	Three months ended June 30, 2019		Six months ended June 30, 2019
	Applebee's	IHOP	Applebee's	IHOP
Sales percentage (decrease) increase	(3.0)%	3.2%	(2.2)%	2.8%
% (decrease) increase in domestic system-wide same-restaurant sales	(0.5)%	2.0%	0.6%	1.7%
Net franchise restaurant (reduction) development (1)	(15)	6	(22)	(3)
Net (decrease) increase in total effective restaurants (2)	(78)	21	(85)	26
________________________________________________

(1) Franchise and area license restaurant openings, net of closings, during the three and six months ended June 30, 2019.
(2) Change in the weighted average number of franchise, area license and company-operated restaurants open during the three and six months ended June 30, 2019, compared to those open during the same periods of 2018.

The Applebee's sales percentage decrease for the three months ended June 30, 2019 compared to the same period of 2018 was due to a decrease in total effective restaurants caused by closures over the past 12 months and a decrease in domestic same-restaurant sales. The Applebee's sales percentage decrease for the six months ended June 30, 2019 compared to the same period of the prior year was due to a decrease in total effective restaurants caused by closures over the past 12 months, partially offset by an increase in domestic same-restaurant sales. The IHOP sales percentage increases for the three and six months ended June 30, 2019 was due to an increase in total effective restaurants resulting from net restaurant development over the past 12 months and an increase in domestic same-restaurant sales.

Domestic Same-Restaurant Sales

Applebee’s system-wide domestic same-restaurant sales decreased 0.5% for the three months ended June 30, 2019 from the same period in 2018. The decrease was due to a decline in customer traffic that was partially offset by an increase in average customer check. The change in same-restaurant sales for the three months ended June 30, 2019 was impacted by comparisons against significant increases in same-restaurant sales and traffic for the three months ended June 30, 2018, as well as by competitive discounting within the casual dining segment. Historically, Applebee's has experienced a slight decline in sales during the Easter holiday. The results for the second quarter of 2019 were adversely impacted by a shift in the Easter holiday period, which fell in the second quarter of 2019 as compared to the first quarter of 2018. We estimate the shift in the Easter holiday period adversely impacted domestic same-restaurant sales for three months ended June 30, 2019 by approximately 20 basis points.

In terms of combined results for the second quarters of both 2018 and 2019, Applebee's domestic same-restaurant sales have grown 5.2%, with increases in both average customer check and customer traffic. Off-premise sales comprised 12.8% of Applebee's sales mix during the second quarter of 2019, down slightly from 13.0% in the first quarter of 2019.

Based on data from Black Box Intelligence, a restaurant sales reporting firm (“Black Box”), Applebee's decrease in same-restaurant sales was larger than that of the casual dining segment of the restaurant industry during the three months ended June 30, 2019. During that period, the casual dining segment also experienced a decrease in same-restaurant sales that was due to a decline in customer traffic that was partially offset by an increase in average customer check. While Applebee's increase in average customer check for the three months ended June 30, 2019 was larger than that of the casual dining segment, Applebee's decrease in traffic was larger than that of the casual dining segment.

Applebee’s system-wide domestic same-restaurant sales increased 0.6% for the six months ended June 30, 2019 from the same period in 2018. The increase was due to an increase in average customer check that was partially offset by a decline in customer traffic. Based on data from Black Box, Applebee's increase in same-restaurant sales was larger than that of the casual dining segment of the restaurant industry for the six months ended June 30, 2019. During that period, the casual dining segment experienced an increase in same-restaurant sales that, similar to Applebee's, was due to an increase in average customer check that was partially offset by a decline in customer traffic. Applebee's increase in average customer check was larger than that of the casual dining segment during the six months ended June 30, 2019, while Applebee's decline in customer traffic also was larger than that of the casual dining segment.

* Same-restaurant sales data includes area license restaurants beginning in 2019

IHOP’s system-wide domestic same-restaurant sales increased 2.0% (including area license restaurants) for the three months ended June 30, 2019 from the same period in 2018. This growth was due to an increase in average customer check that was partially offset by a decline in customer traffic. The increase in average customer check was due in part to a favorable mix shift we believe was driven by successful promotional activity during the quarter. Historically, IHOP has experienced an increase in sales during the Easter holiday. The results for the second quarter of 2019 were favorably impacted by a shift in the Easter holiday period, which fell in the second quarter of 2019 as compared to the first quarter of 2018. We estimate the shift in the Easter holiday period favorably impacted domestic same-restaurant sales for three months ended June 30, 2019 by approximately 30 basis points. Off-premise sales comprised 9.4% of IHOP's sales mix during the second quarter of 2019, down slightly from 9.5% for the first quarter of 2019.

Based on data from Black Box, the family dining segment of the restaurant industry also experienced an increase in same-restaurant sales during the three months ended June 30, 2019, compared to the same period of the prior year, due to an increase in average customer check that was offset by a decrease in customer traffic. The IHOP increase in same-restaurant sales during the three months ended June 30, 2019 was smaller than that of that the family dining segment. Both IHOP and the family dining segment experienced a similar decrease in customer traffic.

IHOP’s system-wide domestic same-restaurant sales increased 1.7% (including area license restaurants) for the six months ended June 30, 2019 from the same period in 2018. This growth was due to an increase in average customer check that was partially offset by a decline in customer traffic. The increase in average customer check was due in part to a favorable mix shift that impacted the first and second quarters of 2019.

Based on data from Black Box, the family dining segment of the restaurant industry also experienced an increase in same-restaurant sales during the six months ended June 30, 2019, compared to the same period of the prior year, due to an increase in average customer check that was offset by a decrease in customer traffic. The IHOP increase in same-restaurant sales during the six months ended June 30, 2019 was smaller than that of that the family dining segment. Both IHOP and the family dining segment experienced a similar decrease in customer traffic.

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

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Applebee's Restaurant Data	(Unaudited)
Effective Restaurants(a)
Franchise	1,753	1,900	1,758	1,912
Company	69	—	69	—
Total	1,822	1,900	1,827	1,912
System-wide(b)
Domestic sales percentage change(c)	(3.0)%	3.2%	(2.2)%	2.0%
Domestic same-restaurant sales percentage change(d)	(0.5)%	5.7%	0.6%	4.5%
Franchise(b)
Domestic sales percentage change(c)	(6.1)%	3.2%	(5.4)%	2.0%
Domestic same-restaurant sales percentage change(d)	(0.6)%	5.7%	0.5%	4.5%
Average weekly domestic unit sales (in thousands)	$48.4	$47.6	$49.0	$47.6

IHOP Restaurant Data
Effective Restaurants(a)
Franchise	1,656	1,627	1,656	1,623
Area license	155	163	156	163
Total	1,811	1,790	1,812	1,786
System-wide(b)
Sales percentage change(c)	3.2%	3.1%	2.8%	3.5%
Domestic same-restaurant sales percentage change, including area license restaurants(d)	2.0%	0.7%	1.7%	0.8%
Domestic same-restaurant sales percentage change, excluding area license restaurants(d)	1.9%	0.7%	1.5%	0.9%
Franchise(b)
Sales percentage change(c)	3.3%	3.7%	2.8%	4.3%
Domestic same-restaurant sales percentage change(d)	1.9%	0.7%	1.5%	0.9%
Average weekly unit sales (in thousands)	$36.8	$36.2	$36.9	$36.7
Area License(b)
Sales percentage change(c)	2.0%	1.8%	2.3%	0.8%

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

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Reported sales (in millions)	(Unaudited)

Applebee's domestic franchise restaurant sales	$1,016.5	$1,082.9	$2,060.7	$2,178.5
Applebee's company-operated restaurants	33.7	—	69.5	—
IHOP franchise restaurant sales	791.6	766.6	1,590.4	1,547.2
IHOP area license restaurant sales	71.8	70.4	146.1	142.8
Total	$1,913.6	$1,919.9	$3,866.7	$3,868.5

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

Restaurant Development Activity	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Applebee's	(Unaudited)
Summary - beginning of period:
Franchise	1,761	1,912	1,768	1,936
Company restaurants	69	—	69	—
Beginning of period	1,830	1,912	1,837	1,936

Franchise restaurants opened:
Domestic	—	1	—	1
International	1	1	1	3
Total franchise restaurants opened	1	2	1	4
Franchise restaurants closed:
Domestic	(13)	(30)	(17)	(52)
International	(3)	(1)	(6)	(5)
Total franchise restaurants closed	(16)	(31)	(23)	(57)
Net franchise restaurant reduction	(15)	(29)	(22)	(53)

Summary - end of period:
Franchise	1,746	1,883	1,746	1,883
Company restaurants	69	—	69	—
Total Applebee's restaurants, end of period	1,815	1,883	1,815	1,883
Domestic	1,676	1,731	1,676	1,731
International	139	152	139	152

IHOP
Summary - beginning of period:
Franchise	1,663	1,627	1,669	1,622
Area license	159	164	162	164
Company	—	—	—	—
Total IHOP restaurants, beginning of period	1,822	1,791	1,831	1,786

Franchise/area license restaurants opened:
Domestic franchise	9	9	15	22
Domestic area license	2	2	2	2
International franchise	2	5	2	8
Total franchise/area license restaurants opened	13	16	19	32
Franchise/area license restaurants closed:
Domestic franchise	(1)	(1)	(12)	(6)
Domestic area license	(2)	(1)	(5)	(1)
International franchise	(4)	—	(5)	(6)
Total franchise/area license restaurants closed	(7)	(2)	(22)	(13)
Net franchise/area license restaurant development (reduction)	6	14	(3)	19
Refranchised from Company restaurants	—	—	—	1
Franchise restaurants reacquired by the Company	—	—	—	(1)
Net franchise/area license restaurant development (reduction)	6	14	(3)	19

Summary - end of period:
Franchise	1,669	1,640	1,669	1,640
Area license	159	165	159	165
Total IHOP restaurants, end of period	1,828	1,805	1,828	1,805
Domestic	1,705	1,688	1,705	1,688
International	123	117	123	117

For the full year of 2019, we expect Applebee's franchisees to close between 20 and 30 net restaurants globally, the majority of which are expected to be domestic closures. IHOP franchisees and area licensees are projected to develop between 20 and 30 net new IHOP restaurants globally, the majority of which are expected to be domestic openings.

The actual number of openings may differ from both our expectations and development commitments. Historically, the actual number of restaurants developed in any given year has been less than the total number committed to be developed due to various factors, including economic conditions and franchisee noncompliance with development agreements. The timing of new restaurant openings also may be affected by various factors including weather-related and other construction delays, difficulties in obtaining timely regulatory approvals and the impact of currency fluctuations on our international franchisees. The actual number of closures also may differ from expectations. Our franchisees are independent businesses and decisions to close restaurants can be impacted by numerous factors, in addition to declines in same-restaurant sales, that are outside of our control, including but not limited to, franchisees' agreements with their landlords and lenders.

CONSOLIDATED RESULTS OF OPERATIONS
Comparison of the Three and Six Months ended June 30, 2019 and 2018
Events Impacting Comparability of Financial Information
Acquisition of Franchise Restaurants

In December 2018, we acquired 69 Applebee's restaurants in North and South Carolina from a former Applebee's franchisee. While we currently intend to own and operate these restaurants for the near term, we will assess and monitor opportunities to refranchise these restaurants under favorable circumstances. We operated no restaurants of either brand during the three and six months ended June 30, 2018.

Franchisor Contributions to the Applebee’s NAF

We contributed $16.5 million and $30.0 million, respectively, to the Applebee's NAF during the three and six months ended June 30, 2018, to mitigate the decline in franchisee contributions due to restaurant closures and the non-timely payment of advertising fees by certain franchisees. Our contributions to the Applebee's NAF ceased as of June 30, 2018.

Temporary Increase in Franchisee Contribution Rate to the Applebee's NAF

The contribution rate to the Applebee’s NAF for virtually all Applebee’s franchisees was 3.50% of their gross sales for the period from January 1, 2018 to June 30, 2018. Such franchisees agreed to an incremental temporary increase of 0.75% in the advertising contribution rate to 4.25%, effective July 1, 2018 to December 31, 2019. As a result, the advertising contribution rate for virtually all Applebee's franchisees was 4.25% during the three and six months ended June 30, 2019 as compared to 3.50% during the three and six months ended June 30, 2018. This increased advertising revenue by approximately $7.9 million and $15.6 million, respectively, for the three and six months ended June 30, 2019.

In July 2019, such franchisees agreed to extend the temporary increase in the advertising contribution rate to 4.25% through December 31, 2020.
Financial Results

Revenue	Three months ended June 30,		Favorable (Unfavorable) Variance	Six months ended June 30,		Favorable (Unfavorable) Variance
	2019	2018		2019	2018

	(In millions)
Franchise operations	$162.7	$151.9	$10.8	$331.6	$307.2	$24.4
Rental operations	29.9	30.4	(0.5)	60.6	61.2	(0.6)
Company restaurant operations	33.7	—	33.7	69.5	—	69.5
Financing operations	1.8	2.2	(0.4)	3.6	4.2	(0.6)
Total revenue	$228.1	$184.5	$43.6	$465.3	$372.6	$92.7
Change vs. prior period	23.6%			24.9%

Total revenue for the both the three and six months ended June 30, 2019 increased compared with the same periods of the prior year, primarily due to the operation of 69 Applebee's restaurant acquired in December 2018, the impact of a higher advertising contribution rate on Applebee's advertising revenue and IHOP restaurant development over the past 12 months. These items were partially offset by the impact of Applebee's restaurant closures on franchise operations revenue.

Gross Profit	Three months ended June 30,		Favorable (Unfavorable) Variance	Six months ended June 30,		Favorable (Unfavorable) Variance
	2019	2018		2019	2018

	(In millions)
Franchise operations	$83.8	$69.0	$14.8	$172.4	$142.4	$30.0
Rental operations	7.0	7.6	(0.6)	15.0	15.8	(0.8)
Company restaurant operations	2.5	—	2.5	6.7	—	6.7
Financing operations	1.6	2.0	(0.4)	3.3	3.9	(0.6)
Total gross profit	$94.9	$78.6	$16.3	$197.4	$162.1	$35.3
Change vs. prior period	20.7%			21.8%

Total gross profit for the three and six months ended June 30, 2019 increased compared with the same periods of the prior year, primarily due to contributions of $16.5 million and $30.0 million we made to the Applebee's NAF during the three and six months ended June 30, 2018, respectively, that did not recur in 2019. Operation of 69 Applebee's restaurants favorably impacted total gross profit for the three months ended June 30, 2019 by $1.2 million, as the gross profit of $2.5 million from operating the 69 restaurants was partially offset by royalties of approximately $1.3 million that would have been recognized in franchise operations had the restaurants been franchisee-operated. Operation of these restaurants favorably impacted total gross profit for the six months ended June 30, 2019 by $4.0 million, as the gross profit of $6.7 million from operating the 69 restaurants was partially offset by royalties of approximately $2.7 million that would have been recognized in franchise operations had the restaurants been franchisee-operated. IHOP restaurant development over the past 12 months also contributed to the increases in gross profit.

	Three months ended June 30,		Favorable (Unfavorable) Variance	Six months ended June 30,		Favorable (Unfavorable) Variance
Franchise Operations	2019	2018		2019	2018
	(In millions, except number of restaurants)
Effective Franchise Restaurants:(1)
Applebee’s	1,753	1,900	(147)	1,758	1,912	(154)
IHOP	1,811	1,790	21	1,812	1,786	26

Franchise Revenues:
Applebee’s franchise fees	$41.4	$44.3	$(2.9)	$84.7	$85.0	$(0.3)
IHOP franchise fees	49.6	48.9	0.7	102.5	99.7	2.8
Advertising fees	71.7	58.7	13.0	144.4	122.5	21.9
Total franchise revenues	162.7	151.9	10.8	331.6	307.2	24.4
Franchise Expenses:
Applebee’s	1.1	18.1	17.0	1.7	29.5	27.8
IHOP	6.1	6.1	0.0	13.1	12.8	(0.3)
Advertising expenses	71.7	58.7	(13.0)	144.4	122.5	(21.9)
Total franchise expenses	78.9	82.9	4.0	159.2	164.8	5.6
Franchise Gross Profit:
Applebee’s	40.3	26.2	14.1	83.0	55.5	27.5
IHOP	43.5	42.8	0.7	89.4	86.9	2.5
Total franchise gross profit	$83.8	$69.0	$14.8	$172.4	$142.4	$30.0
Gross profit as % of revenue (2)	51.5%	45.4%		52.0%	46.4%
Gross profit as % of franchise fees (2) (3)	92.1%	74.0%		92.1%	77.1%
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

Applebee’s franchise fee revenue for the three months ended June 30, 2019 decreased 6.7% compared to the same period of the prior year. Approximately $2.4 million of the decrease was due to 147 fewer effective franchise restaurants in operation, the number of which declined due to restaurant closures by franchisees and our acquisition of 69 Applebee's restaurants in North and South Carolina from a former Applebee's franchisee in December 2018. A decrease of 0.6% in domestic franchise same-restaurant sales also contributed to the decline in franchise revenue.

The significant decrease in Applebee's franchise expenses for the three months ended June 30, 2019 compared with the same period of the prior year was primarily due to a decrease of $16.5 million in franchisor contributions to the Applebee's NAF, as well as a decrease in bad debt expense. Our franchisor contributions to the Applebee's NAF ceased as of June 30, 2018.

IHOP franchise fee revenue for the three months ended June 30, 2019 increased 1.3% compared to the same period of the prior year, primarily due to a 2.0% increase in domestic franchise and area license same-restaurant sales and restaurant development over the past twelve months. These favorable items were partially offset by a decrease in sales of pancake and waffle dry mix and lower fees related to restaurant openings and transfers. IHOP franchise expenses for the three months ended June 30, 2019 were unchanged from the same period of the prior year.

Gross profit, gross profit as a percentage of revenue and gross profit as a percentage of franchise fees increased for the three months ended June 30, 2019 compared to the same period of the prior year, primarily due to the $16.5 million franchisor contribution to the Applebee's NAF made in the second quarter of 2018 that did not recur in 2019, partially offset by the decrease in Applebee's franchise revenue.

Applebee’s franchise fee revenue for the six months ended June 30, 2019 decreased slightly compared to the same period of the prior year. Revenue declined approximately $5.2 million due to 154 fewer effective franchise restaurants in operation during the period, the number of which declined due to our acquisition of 69 Applebee's restaurants as noted above and to restaurant closures by franchisees. This decrease was partially offset by an improvement in revenue collectibility of $4.9 million as a result of favorable changes in franchisee health.

The significant decrease in Applebee's franchise expenses for the six months ended June 30, 2019 compared with the same period of the prior year was primarily due to a decrease of $30.0 million in franchisor contributions to the Applebee's NAF, partially offset by $3.1 million in bad debt recoveries that had taken place during the first six months of 2018 but did not recur to the same degree in 2019. Applebee's bad debt expense was a credit of $0.4 million during the six months ended June 30, 2019.

IHOP franchise fee revenue for the six months ended June 30, 2019 increased 2.8% compared to the same period of the prior year, primarily due to an increase in royalties and sales of pancake and waffle dry mix as result of net restaurant development over the past twelve months and a 1.7% increase in domestic same-restaurant sales.

The IHOP franchise expenses for the six months ended June 30, 2019 decreased compared with the same period of the prior year, primarily due to a decrease in bad debt expense of $0.9 million partially offset by an increase in purchases of pancake and waffle dry mix.

Gross profit, gross profit as a percentage of revenue and gross profit as a percentage of franchise fees increased for the six months ended June 30, 2019 compared to the same period of the prior year, primarily due to the $30.0 million franchisor contribution to the Applebee's NAF made during the first six months of 2018 that did not recur in 2019, partially offset by a decrease in Applebee's bad debt recoveries. Our franchisor contributions to the Applebee's NAF ceased as of June 30, 2018.

Advertising revenue and expense for the three months ended June 30, 2019 increased compared to the same period of the prior year, primarily due to an increase in the franchisee advertising contribution rate to the Applebee's NAF. As noted above, virtually all domestic Applebee's franchisees agreed to an incremental temporary increase of 0.75% in the advertising contribution rate to 4.25% effective July 1, 2018 to December 31, 2019. This change represented $7.9 million of the increase. In addition, advertising revenue and expense increased due to an improvement of franchisee collectibility of advertising fees from certain Applebee's franchisees, IHOP net restaurant development over the past twelve months and an increase in IHOP domestic franchise and area license same-restaurant sales, partially offset by a decrease in the number of Applebee's Effective Restaurants.

Advertising revenue and expense for the six months ended June 30, 2019 increased compared to the same period of the prior year, primarily due to an increase in the franchisee advertising contribution rate to the Applebee's NAF noted above. This change represented $15.6 million of the increase. In addition, advertising revenue and expense increased due to an improvement of franchisee collectibility of advertising fees from certain Applebee's franchisees, IHOP net restaurant development over the past twelve months and an increase in IHOP domestic franchise and area license same-restaurant sales, partially offset by a decrease in the number of Applebee's Effective Restaurants.

It is our policy to recognize any deficiency or recovery of a previously recognized deficiency in advertising fee revenue compared to advertising expenditure in the fourth quarter of our fiscal year.

Rental Operations	Three months ended June 30,		Favorable (Unfavorable) Variance	Six months ended June 30,		Favorable (Unfavorable) Variance
	2019	2018		2019	2018
	(In millions)
Rental revenues	$29.9	$30.4	$(0.5)	$60.6	$61.2	$(0.6)
Total rental expenses	22.9	22.8	(0.1)	45.6	45.4	(0.2)
Rental operations gross profit	$7.0	$7.6	$(0.6)	$15.0	$15.8	$(0.8)
Gross profit as % of revenue (1)	23.2%	24.9%		24.8%	25.7%
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

Rental segment revenue for the three months ended June 30, 2019 decreased as compared to the same period of the prior year primarily due to the progressive decline of $0.4 million in interest income as direct financing leases are repaid. Rental segment expenses for the three months ended June 30, 2019 were essentially unchanged from the same period of the prior year.

Rental segment revenue for the six months ended June 30, 2019 decreased as compared to the same period of the prior year primarily due to the progressive decline of $0.7 million in interest income as direct financing leases are repaid partially offset by contractual increases in base sub-rental income. Rental segment expenses for the six months ended June 30, 2019 were essentially unchanged from the same period of the prior year.

Company Restaurant Operations

As discussed above under “Events Impacting Comparability of Financial Information,” we acquired 69 Applebee’s restaurants in North Carolina and South Carolina in December 2018. We had no company-operated restaurants of either brand during the three and six months ended June 30, 2018.

Financing Operations

Financing revenues primarily consist of interest income from the financing of IHOP equipment leases and franchise fees, sales of equipment associated with refranchised IHOP restaurants and interest income on Applebee's notes receivable from franchisees. Financing expenses are the cost of any restaurant equipment sold associated with refranchised IHOP restaurants.

Financing revenue and gross profit for the three and six months ended June 30, 2019 declined due to decreases in interest income as note balances are repaid.

G&A Expenses	Three months ended June 30,		Favorable (Unfavorable) Variance	Six months ended June 30,		Favorable (Unfavorable) Variance
	2019	2018		2019	2018
	(In millions)
	$39.4	$38.8	$(0.6)	$82.2	$80.7	$(1.5)

G&A expenses for the three months ended June 30, 2019 increased 1.6% compared to the same period of the prior year, primarily due to an increase in personnel-related expenses and software maintenance costs, partially offset by a decrease in costs of consumer research.

G&A expenses for the six months ended June 30, 2019 increased 1.9% compared to the same period of the prior year, primarily due to a $4.2 million increase in personnel-related expenses and software maintenance costs, partially offset by decreases in costs of professional services, consumer research, travel and conferences. The increase in personnel-related costs was primarily due to management positions that were filled and higher costs of stock-based compensation.

Loss on Extinguishment of Debt

As discussed in additional detail under “Liquidity and Capital Resources,” on June 5, 2019, we repaid our outstanding long-term debt of $1.28 billion with an anticipated repayment date of September, 2021 (the “2014 Notes”) with proceeds from the issuance of new debt totaling $1.3 billion, comprised of tranches of $700 million and $600 million having anticipated repayments dates of June 2024 and June 2026, respectively. In connection with this transaction, we recognized a loss on extinguishment of debt of $8.3 million for the three and six months ended June 30, 2019, representing the remaining unamortized issuance costs associated with the 2014 Notes.

Other Income and Expense Items	Three months ended June 30,		Favorable (Unfavorable) Variance	Six months ended June 30,		Favorable (Unfavorable) Variance
	2019	2018		2019	2018
	(In millions)
Interest expense, net	$14.6	$15.5	$0.9	$30.0	$30.7	$0.7
Amortization of intangible assets	2.9	2.5	(0.4)	5.9	5.0	(0.9)
Closure and impairment	0.3	(2.7)	(3.0)	0.5	(0.1)	(0.6)
Loss (gain) on disposition of assets	0.3	(0.1)	(0.4)	0.4	(1.5)	(1.9)
Total	$18.1	$15.2	$(2.9)	$36.8	$34.1	$(2.7)

Interest expense, net

Interest expense, net for the three and six months ended June 30, 2019 was slightly lower than the same periods of the prior year, primarily due to lower interest expense on borrowings under revolving credit facilities as well as an increase in interest income.

Amortization of intangible assets

Amortization of intangible assets for the three and six months ended June 30, 2019 increased compared to the same periods of the prior year due to amortization of reacquired franchise rights recognized in conjunction with the December 2018 acquisition of 69 Applebee's restaurants.

Closure and impairment

There were no individually significant closure and impairment charges during the three and six months ended June 30, 2019. During the three and six months ended June 30, 2018 we recognized closure credits of $2.7 million and $0.1 million, respectively. The large credit for the three months ended June 30, 2018 was due to a downward revision of previously established reserves for property closures, primarily a reserve of $2.5 million that had been established in the first quarter of 2018 for lease closure obligations, net of estimated sub-rental income, related to two properties on which refranchised Applebee's company-operated restaurants had been located. During the second quarter of 2018, it was determined the reserve related to the two properties was no longer required and the reserve taken in the first quarter of 2018 was reversed.

During the six months ended June 30, 2019, we performed assessments to determine whether events or changes in circumstances have occurred that could indicate a potential impairment to our goodwill and indefinite-lived intangible assets. We considered, among other things, changes in our key performance indicators during the six months ended June 30, 2019 and what, if any, impact that performance had on our long-term view of future trends in sales, operating expenses, overhead expenses, depreciation, capital expenditures and changes in working capital. We also considered the current market price of our common stock and the continuing impact of the Tax Cuts and Jobs Act of 2017. We concluded that an interim test for impairment was not necessary as of June 30, 2019. We also considered whether there were any indicators that the carrying value of tangible long-lived assets may not be recoverable. No significant indicators were noted.

Loss/gain on disposition of assets

There were no individually significant asset dispositions during the three and six months ended June 30, 2019. During the six months ended June 30, 2018, the sublease tenant of a property with lease terms favorable to the Company purchased the property, which allowed us to recognize a gain of $1.4 million on disposition of the favorable lease asset.

Income Taxes	Three months ended June 30,		Favorable (Unfavorable) Variance	Six months ended June 30,		Favorable (Unfavorable) Variance
	2019	2018		2019	2018
	(In millions)
Income tax provision	$7.7	$11.9	$4.2	$17.2	$17.5	$0.3
Effective tax rate	26.4%	48.3%	21.9%	24.5%	37.0%	12.5%
Our income tax provision will vary from period to period for two reasons: a change in income before income taxes and a change in the effective tax rate. Changes in our income before income taxes were addressed in the preceding sections of “Consolidated Results of Operations - Comparison of the Three and Six Months Ended June 30, 2019 and 2018.”
Our effective tax rates for the three and six months ended June 30, 2019 were lower than the rates of the prior comparable periods. During the three and six months ended June 30, 2018, we increased our tax provision by $5.7 million related to adjustments resulting from IRS audits for tax years 2011 through 2013, which increased our effective tax rates for those periods. Completion of the IRS audits for tax years 2011 through 2013 allowed us to accelerate the collection of certain tax benefits recognized in prior years. The IRS examination of tax years 2011 to 2013 concluded during the three months ended June 30, 2019, and the Company received a refund of $13.3 million, inclusive of interest income of $0.9 million.

Liquidity and Capital Resources

 On June 5, 2019, Applebee’s Funding LLC and IHOP Funding LLC (the “Co-Issuers”), each a special purpose, wholly-owned indirect subsidiary of the Company, issued two tranches of fixed rate senior secured notes, the Series 2019-1 4.194% Fixed Rate Senior Secured Notes, Class A-2-I (“Class A-2-I Notes”) in an initial aggregate principal amount of $700 million and the Series 2019-1 4.723% Fixed Rate Senior Secured Notes, Class A-2-II (“Class A-2-II Notes”) in an initial aggregate principal amount of $600 million (the “Class A-2-II Notes” and, together with the Class A-2-I Notes, the “2019 Class A-2 Notes”). The 2019 Class A-2 Notes were issued pursuant to an offering exempt from registration under the Securities Act of 1933, as amended.

The Co-Issuers also replaced their existing revolving financing facility, the 2018-1 Variable Funding Senior Notes, Class A-1 (“2018-1 Class A-1 Notes”), with a new revolving financing facility, the 2019-1 Variable Funding Senior Notes, Class A-1 (the “2019 Class A-1 Notes”), on substantially the same terms as the 2018-1 Class A-1 Notes in order to conform the term of the 2019 Class A-1 Notes to the anticipated repayment dates for the 2019 Class A-2 Notes. The 2019 Class A-1 Notes and the 2019 Class A-2 Notes are referred to collectively herein as the “New Notes.”

The New Notes were issued in a securitization transaction pursuant to which substantially all of the domestic revenue-generating assets and domestic intellectual property held by the Co-Issuers and certain other special-purpose, wholly-owned indirect subsidiaries of the Company (the “Guarantors”) were pledged as collateral to secure the New Notes. See Note 8 - Long-Term Debt, of the Notes to Consolidated Financial Statements included in this report for additional information regarding the New Notes.

We used the majority of the net proceeds of the offering to repay the entire outstanding balance of approximately $1.28 billion of Series 2014-1 4.277% Fixed Rate Senior Notes, Class A-2 (the “2014 Class A-2 Notes”). We used the remaining proceeds to pay for transactions costs associated with the securitization refinancing transaction and for general corporate purposes.

While the 2019 Class A-2 Notes are outstanding, payment of principal and interest is required to be made on the 2019 Class A-2 Notes on a quarterly basis. The payment of principal on the 2019 Class A-2 Notes may be suspended when the leverage ratio for the Company and its subsidiaries is less than or equal to 5.25x. As of June 30, 2019, the Company's leverage ratio was 4.57x; accordingly, no principal payment on the 2019 Class A-2 Notes will be required during the third quarter of 2019. Exceeding the leverage ratio of 5.25x does not violate any covenant related to the New Notes.

The New Notes are subject to customary rapid amortization events for similar types of financing, including events tied to our failure to maintain the stated debt service coverage ratio (“DSCR”). Failure to maintain a prescribed DSCR can trigger a Cash Flow Sweeping Event, A Rapid Amortization Event, a Manager Termination Event or a Default Event as described below. In a Cash Flow Sweeping Event, the Trustee is required to retain 50% of excess Cash Flow (as defined) in a restricted account. In a Rapid Amortization Event, all excess Cash Flow is retained and used to retire principal amounts of debt. Key DSCRs are as follows:

•DSCR less than 1.75x - Cash Flow Sweeping Event
•DSCR less than 1.20x - Rapid Amortization Event
•Interest-only DSCR less than 1.20x - Manager Termination Event
•Interest-only DSCR less than 1.10x - Default Event

Our DSCR for the reporting period ended June 30, 2019 was 5.40x.

Use of Credit Facilities

We have not drawn on the 2019 Class A-1 Notes subsequent to their June 5, 2019, issuance. At June 30, 2019, $2.2 million was pledged against the 2019 Class A-1 Notes for outstanding letters of credit, leaving $222.8 million of 2019 Class A-1 Notes available for borrowing. The letters of credit are used primarily to satisfy insurance-related collateral requirements.

During the six months ended June 30, 2019, we repaid $25.0 million of 2018 Class A-1 Notes, representing the amount outstanding at December 31, 2018; we did not draw on the 2018 Class A-1 Notes during the six months ended June 30, 2019. The maximum amount of 2018 Class A-1 Notes outstanding during the six months ended June 30, 2019 was $25.0 million and the weighted average interest rate on the 2018 Class A-1 Notes for the period outstanding was 4.88%.

Debt Issuance Costs

We incurred costs of approximately $12.9 million in connection with the issuance of the 2019 Class A-2 Notes. These debt issuance costs are being amortized using the effective interest method over estimated life of each tranche of the 2019 Class A-2 Notes. Amortization of $0.1 million of these costs was included in interest expense for the three and six months ended June 30, 2019. Unamortized debt issuance costs of $12.8 million are reported as a direct reduction of the Class A-2 Notes in the Consolidated Balance Sheets.

We incurred debt issuance costs of approximately $0.2 million in connection with the replacement of the 2018-1 Class A-1 Notes with the 2019-1 Class A-1 Notes. These costs have been added to the remaining unamortized costs of approximately $2.8 million related to the 2018-1 Class A-1 Notes, the total of which costs is now being amortized using the effective interest method over the estimated five-year life of the 2019-1 Class A-1 Notes. Amortization of these costs of $0.2 million and $0.5 million, respectively, was included in interest expense for the three and six months ended June 30, 2019.

Unamortized debt issuance costs of $3.0 million related to the 2019-1 Class A-1 Notes are reported as other long-term assets in the Consolidated Balance Sheets at June 30, 2019.

Loss on Extinguishment of Debt

In connection with the repayment of the 2014 Class A-2 Notes, the Company recognized a loss on extinguishment of debt of $8.3 million, representing the remaining unamortized costs related to the 2014 Class A-2 Notes. Prior to the extinguishment, amortization of costs related to the 2014 Class A-2 Notes of $0.6 million and $1.4 million, respectively, was included in interest expense for the three and six months ended June 30, 2019.

Capital Allocation

Dividends

During the six months ended June 30, 2019, we paid dividends on common stock of $23.3 million, representing a cash dividend of $0.63 per share declared in the fourth quarter on 2018, paid in January 2019 and a cash dividend of $0.69 per share declared in the first quarter of 2019, paid in April 2019. On May 13, 2019, our Board of Directors declared a second quarter 2019 cash dividend of $0.69 per share of common stock. This dividend was paid on July 12, 2019 to our stockholders of record at the close of business on June 20, 2019. We reported dividends payable of $12.2 million at June 30, 2019.

Share Repurchases

In February 2019, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $200 million of the Company’s common stock (the “2019 Repurchase Program”) on an opportunistic basis from time to time in the open market or in privately negotiated transactions based on business, market, applicable legal requirements and other considerations.  The 2019 Repurchase Program, as approved by the Board of Directors, does not require the repurchase of a specific number of shares and can be terminated at any time.

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

A summary of shares repurchased under the 2019 Repurchase Program and the 2015 Repurchase Program, during the three and six months ended June 30, 2019 and cumulatively, is as follows:

	Shares	Cost of shares
		(In millions)
2019 Repurchase Program:
Repurchased during the three months ended June 30, 2019	392,132	$35.3
Repurchased during the six months ended June 30, 2019	432,949	$39.0
Cumulative (life-of-program) repurchases	432,949	$39.0
Remaining dollar value of shares that may be repurchased	n/a	$161.0

2015 Repurchase Program:
Repurchased during the three months ended June 30, 2019	—	$—
Repurchased during the six months ended June 30, 2019	110,499	$8.4
Cumulative (life-of-program) repurchases	1,589,995	$126.2
Remaining dollar value of shares that may be repurchased	n/a	n/a

We evaluate dividend payments on common stock and repurchases of common stock within the context of our overall capital allocation strategy with our Board of Directors on an ongoing basis, giving consideration to our current and forecast earnings, financial condition, cash requirements and other factors.

From time to time, we also repurchase shares owned and tendered by employees to satisfy tax withholding obligations on the vesting of restricted stock awards. Shares are deemed purchased at the closing price of our common stock on the vesting date. See Part II, Item 2 for detail on all share repurchase activity during the second quarter of 2019.

Cash Flows

In summary, our cash flows for the six months ended June 30, 2019 and 2018 were as follows:

	Six months ended June 30,
	2019	2018	Variance
	(In millions)
Net cash provided by operating activities	$69.3	$25.8	$43.5
Net cash provided by investing activities	0.9	5.0	(4.1)
Net cash used in financing activities	(92.9)	(44.1)	(48.8)
Net decrease in cash, cash equivalents and restricted cash	$(22.7)	$(13.3)	$(9.4)

Operating Activities

Cash provided by operating activities increased $43.5 million during the six months ended June 30, 2019 compared to the same period of the prior year. Our net income plus the non-cash reconciling items shown in our statements of cash flows (primarily depreciation, deferred taxes and stock-based compensation) increased $40.8 million from 2018. This change was primarily due to an increase in gross profit and a lower effective tax rate, each of which was discussed in preceding sections of the MD&A. Additionally, net changes in working capital used cash of $10.8 million during the six months ended June 30, 2019 compared to using cash of $13.6 million during the same period of the prior year. This favorable change of $2.8 million between years primarily resulted from a decrease in prepaid rent partially offset by an increase in payments for income taxes. The increase of $43.5 million in cash provided by operating activities for the six months ended June 30, 2019 was due to the favorability of $40.8 million in net income plus non-cash reconciling items and the favorable change of $2.8 million in cash used by working capital changes.

Investing Activities

Investing activities provided net cash of $0.9 million for the six months ended June 30, 2019. Principal receipts from notes, equipment contracts and other long-term receivables of $11.4 million were partially offset by $9.2 million in capital expenditures and loans to franchisees of $1.6 million.

Financing Activities

Financing activities used net cash of $92.9 million for the six months ended June 30, 2019. As discussed above, we received proceeds of $1.3 billion from issuance of our 2019 Class A-2 Notes that were used to repay $1.28 billion of our 2014 Class A-2 Notes and to pay $12.2 million for costs associated with issuance of the New Notes. Other cash used in financing activities primarily consisted of repayments of 2018-1 Class A-1 Notes of $25.0 million, cash dividends paid on our common stock totaling $23.3 million, repurchases of our common stock totaling $46.4 million and repayments of capital lease obligations of $7.0 million. These financing outflows were partially offset by a net cash inflow of approximately $4.7 million related to equity compensation awards.
Cash and Cash Equivalents

At June 30, 2019, our cash and cash equivalents totaled $127.6 million, including $49.4 million of cash held for gift card programs and advertising funds. Additionally, our franchisor subsidiaries held a total of approximately $29.3 million in cash at June 30, 2019, to maintain certain net worth requirements under state franchise disclosure laws.

Based on our current level of operations, we believe that our cash flow from operations, available cash and available borrowing capacity under our 2019 Class A-2 Notes will be adequate to meet our liquidity needs for the next twelve months.

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

	Six months ended June 30,
	2019	2018	Variance
	(In millions)
Cash flows provided by operating activities	$69.3	$25.8	$43.5
Receipts from notes and equipment contracts receivable	5.9	9.6	(3.7)
Additions to property and equipment	(9.2)	(7.3)	(1.9)
Adjusted free cash flow	$66.0	$28.1	$37.9

The increase in adjusted free cash flow for the six months ended June 30, 2019 compared to the same period of the prior year is primarily due to the increase in cash from operating activities discussed above.

Statement of Financial Position

As discussed in Note 3 - Accounting Standards Adopted and Newly Issued Accounting Standards Not Yet Adopted, in the Notes to Consolidated Financial Statements, we adopted the guidance as codified in ASC 842 with respect to accounting for leases. We adopted this change in accounting principle using the modified retrospective method as of the first day of our first fiscal quarter of 2019. Upon adoption of ASC 842, we recognized operating lease obligations of $453.0 million, which represented the present value of the remaining minimum lease payments, discounted using our incremental borrowing rate. We recognized operating lease right-of-use assets of $395.6 million and also recognized an adjustment to retained earnings upon adoption of $5.0 million, net of tax of $1.7 million, primarily related to an impairment resulting from an unfavorable differential between lease payments to be made and sublease rentals to be received on certain leases. The remaining difference of $50.7 million between the recognized operating lease obligation and right-of-use assets related to the derecognition of certain liabilities and assets that had been recorded in accordance with U.S. GAAP that had been applied prior to the adoption of ASC 842, primarily $43.3 million of accrued rent payments. Lease-related reserves for lease incentives, closed restaurants and unfavorable leaseholds were also derecognized. The accounting for our existing finance (capital) leases upon adoption of ASC 842 remained substantially unchanged. Adoption of ASC 842 had no significant impact on our cash flows from operations or our results of operations.

Off-Balance Sheet Arrangements

We have obligations for guarantees on certain franchisee lease agreements, as disclosed in Note 13 - Commitments and Contingencies, of Notes to Consolidated Financial Statements of Part I, Item 1 of this Form 10-Q. Other than such guarantees, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K as of June 30, 2019.

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

A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2018. During the six months ended June 30, 2019, there were no significant changes in our estimates and critical accounting policies, other than our accounting policy for leases, which changed because of the adoption of ASC 842 as discussed in Note 3 - Accounting Standards Adopted and Newly Issued Accounting Standards Not Yet Adopted, in the Notes to Consolidated Financial Statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Company
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Approximate dollar value of shares that may yet be purchased under the plans or programs (b)
April 1, 2019 - April 28, 2019(a)	118,077	$90.80	117,845	$185,700,000
April 29, 2019 - May 26, 2019(a)	173,709	87.82	170,419	$170,700,000
May 27, 2019 - June 30, 2019(a)	105,033	93.21	103,868	$161,000,000
	396,819	$90.13	392,132	$161,000,000
(a) These amounts include 232 shares owned and tendered by employees at an average price of $89.26 per share during the fiscal month ended April 28, 2019, 3,290 shares owned and tendered by employees at an average price of $88.46 per share during the fiscal month ended May 26, 2019 and 1,165 shares owned and tendered by employees at an average price of $96.79 per share during the fiscal month ended June 30, 2019, to satisfy tax withholding obligations arising upon vesting of restricted stock awards. Shares so surrendered by the participants are repurchased by us pursuant to the terms of the plan under which the shares were issued and the applicable individual award agreements and not pursuant to publicly announced repurchase authorizations.
(b)   In February 2019, the Company’s Board of Directors approved the 2019 Repurchase Program authorizing the Company to repurchase up to $200 million of the Company's common stock. The 2019 Repurchase Program, as approved by the Board of Directors, does not require the repurchase of a specific number of shares and can be terminated at any time.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

None.

Item 6. Exhibits.

3.1	Restated Certificate of Incorporation of Dine Brands Global, Inc. (Exhibit 3.1 to Registrant’s Form 10-K filed on February 20, 2018 is incorporated herein by reference).
3.2	Certificate of Amendment to Restated Certificate of Incorporation of Dine Brands Global, Inc. (Exhibit 3.1 to Registrant’s Form 8-K filed on May 14, 2019 is incorporated herein by reference).
3.3	Amended and Restated Bylaws of Dine Brands Global, Inc. (Exhibit 3.2 to Registrant’s Form 8-K filed on May 14, 2019 is incorporated herein by reference).
4.1
Base Indenture, dated as of September 30, 2014, and amended and restated as of June 5, 2019, among Applebee’s Funding LLC and IHOP Funding LLC, each as Co-Issuer, and Citibank, N.A., as Trustee and Securities Intermediary (Exhibit 4.1 to Registrant's Form 8-K filed on June 5, 2019 is incorporated herein by reference).

4.2
Series 2019-1 Supplement to Base Indenture, dated as of June 5, 2019, among Applebee’s Funding LLC and IHOP Funding LLC, each as Co-Issuer, and Citibank, N.A., as Trustee and Securities Intermediary (Exhibit 4.2 to Registrant’s Form 8-K filed on June 5, 2019 is incorporated herein by reference).

†10.1
Dine Brands Global, Inc. 2019 Stock Incentive Plan (Appendix B to Registrant’s Definitive Proxy Statement with respect to the 2019 Annual Meeting of Stockholders filed on April 1, 2019 is incorporated herein by reference).

*†10.2	Dine Brands Global, Inc. 2019 Stock Incentive Plan Cash-Settled Restricted Stock Unit Agreement - Employees - 3-year Ratable Vesting
*†10.3	Dine Brands Global, Inc. 2019 Stock Incentive Plan Cash-Settled Restricted Stock Unit Agreement - Employees - 3-year Cliff Vesting
*†10.4	Dine Brands Global, Inc. 2019 Stock Incentive Plan Stock-Settled Restricted Stock Unit Agreement - Employees - Performance-Based Vesting
*†10.5	Dine Brands Global, Inc. 2019 Stock Incentive Plan Stock-Settled Restricted Stock Unit Agreement - International Employees -- 3-year Ratable Vesting
*†10.6	Dine Brands Global, Inc. 2019 Stock Incentive Plan Stock-Settled Restricted Stock Unit Agreement - International Employees - 3-year Cliff Vesting
*†10.7	Dine Brands Global, Inc. 2019 Stock Incentive Plan Stock-Settled Restricted Stock Unit Agreement - Non-Employee Directors - 1-year Cliff Vesting
*†10.8	Dine Brands Global, Inc. 2019 Stock Incentive Plan Nonqualified Stock Option Agreement - Employees - 3-year Ratable Vesting
*†10.9	Dine Brands Global, Inc. 2019 Stock Incentive Plan Nonqualified Stock Option Agreement - International Employees - 3-year Ratable Vesting
*†10.10	Dine Brands Global, Inc. 2019 Stock Incentive Plan Nonqualified Stock Option Agreement - Employees - Performance-Based Vesting
*†10.11	Dine Brands Global, Inc. 2019 Stock Incentive Plan Performance Unit Award Agreement - Double Metric
*†10.12	Dine Brands Global, Inc. 2019 Stock Incentive Plan Restricted Stock Award Agreement - Employees - 3-year Ratable Vesting
*†10.13	Dine Brands Global, Inc. 2019 Stock Incentive Plan Restricted Stock Award Agreement - Employees - 3-year Cliff Vesting

*†10.14	Dine Brands Global, Inc. 2019 Stock Incentive Plan Restricted Stock Award Agreement - Employees - 3-year Cliff Vesting with Accelerated Vesting for Termination without Cause
10.15
Class A-1 Note Purchase Agreement, dated June 5, 2019, among Applebee’s Funding LLC and IHOP Funding LLC, each a Co-Issuer, certain special-purpose, wholly-owned indirect subsidiaries of the Registrant, each as a Guarantor, the Registrant, as manager, certain conduit investors, financial institutions and funding agents, Barclays Bank PLC as provider of letters credit and swingline lender and as administrative agent (Exhibit 10.1 to Registrant’s Form 8-K filed on June 5, 2019 is incorporated herein by reference).

10.16
Guarantee and Collateral Agreement, dated September 30, 2014, and amended and restated as of June 5, 2019, among certain special-purpose, wholly-owned indirect subsidiaries of the Registrant, each as guarantor, in favor of Citibank, N.A., as Trustee (Exhibit 10.2 to Registrant’s Form 8-K filed on June 5, 2019 is incorporated herein by reference).

10.17
Management Agreement, dated September 30, 2014, and amended and restated as of September 5, 2018, and further amended and restated as of June 5, 2019, among Applebee’s Funding LLC and IHOP Funding  LLC, each a Co-Issuer, other securitization entities party thereto from time to time, the Registrant, Applebee’s Services, Inc. and International House of Pancakes, LLC as Sub-managers and Citibank, N.A., as Trustee (Exhibit 10.3 to Registrant’s Form 8-K filed on June 5, 2019 is incorporated herein by reference).

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Schema Document.***
101.CAL	XBRL Calculation Linkbase Document.***
101.DEF	XBRL Definition Linkbase Document.***
101.LAB	XBRL Label Linkbase Document.***
101.PRE	XBRL Presentation Linkbase Document.***

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

Dine Brands Global, Inc. (Registrant)

Dated:	31st day of July, 2019	By:	/s/ Stephen P. Joyce
Stephen P. Joyce Chief Executive Officer (Principal Executive Officer)

Dated:	31st day of July, 2019	By:	/s/ Thomas H. Song
Thomas H. Song Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)