Form 10-Q
period 2019-09-30
Dine Brands Global, Inc.
filed 2019-10-30
CIK 49754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
 (Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2019
 OR
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

As of October 25, 2019, the Registrant had 16,791,860 shares of Common Stock outstanding.

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

Factors that could cause actual results to differ materially from the projections, forecasts, estimates and expectations discussed in this Quarterly Report on Form 10-Q include, among other things: general economic conditions; our level of indebtedness; compliance with the terms of our securitized debt; our ability to refinance our current indebtedness or obtain additional financing; our dependence on information technology; potential cyber incidents; the implementation of restaurant development plans; our dependence on our franchisees; the concentration of our Applebee’s franchised restaurants in a limited number of franchisees; the financial health of our franchisees, including any insolvency or bankruptcy; credit risks from our IHOP franchisees operating under our previous IHOP business model in which we built and equipped IHOP restaurants and then franchised them to franchisees; insufficient insurance coverage to cover potential risks associated with the ownership and operation of restaurants; our franchisees’ and other licensees’ compliance with our quality standards and trademark usage; general risks associated with the restaurant industry; potential harm to our brands’ reputation; risks of food-borne illness or food tampering; possible future impairment charges; trading volatility and fluctuations in the price of our stock; our ability to achieve the financial guidance we provide to investors; successful implementation of our business strategy; the availability of suitable locations for new restaurants; shortages or interruptions in the supply or delivery of products from third parties or availability of utilities; the management and forecasting of appropriate inventory levels; development and implementation of innovative marketing and use of social media; changing health or dietary preference of consumers; risks associated with doing business in international markets; the results of litigation and other legal proceedings; third-party claims with respect to intellectual property assets; delivery initiatives and use of third-party delivery vendors; our allocation of human capital and our ability to attract and retain management and other key employees; compliance with federal, state and local governmental regulations; risks associated with our self-insurance; natural disasters or other serious incidents; our success with development initiatives outside of our core business; the adequacy of our internal controls over financial reporting and future changes in accounting standards; and other matters in the “Risk Factors” section of this report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, many of which are beyond our control.

Fiscal Quarter End

The Company’s fiscal quarters end on the Sunday closest to the last day of each calendar quarter. For convenience, the fiscal quarters of each year are referred to as ending on March 31, June 30, September 30 and December 31. The first fiscal quarter of 2019 began on December 31, 2018 and ended on March 31, 2019; the second and third fiscal quarters of 2019 ended on June 30, 2019 and September 29, 2019, respectively. The first fiscal quarter of 2018 began on January 1, 2018 and ended on April 1, 2018; the second and third fiscal quarters of 2018 ended on July 1, 2018 and September 30, 2018, respectively.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.
Dine Brands Global, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

Assets	September 30, 2019	December 31, 2018
	(Unaudited)
Current assets:
Cash and cash equivalents	$100,518	$137,164
Receivables, net	91,426	137,504
Restricted cash	36,694	48,515
Prepaid gift card costs	29,090	38,195
Prepaid income taxes	11,349	17,402
Other current assets	6,928	3,410
Total current assets	276,005	382,190
Other intangible assets, net	577,357	585,889
Operating lease right-of-use assets	370,500	—
Goodwill	343,862	345,314
Property and equipment, net	220,744	240,264
Long-term receivables, net	93,262	103,102
Deferred rent receivable	72,366	77,069
Non-current restricted cash	15,700	14,700
Other non-current assets, net	27,712	26,152
Total assets	$1,997,508	$1,774,680
Liabilities and Stockholders’ Deficit
Current liabilities:
Current maturities of long-term debt	$—	$25,000
Accounts payable	33,689	43,468
Gift card liability	103,756	160,438
Current maturities of operating lease obligations	67,815	—
Current maturities of finance lease and financing obligations	13,219	14,031
Accrued employee compensation and benefits	21,410	27,479
Dividends payable	11,831	11,389
Deferred franchise revenue, short-term	10,328	10,138
Other accrued expenses	28,686	24,243
Total current liabilities	290,734	316,186
Long-term debt, less current maturities	1,287,738	1,274,087
Operating lease obligations, less current maturities	369,164	—
Finance lease obligations, less current maturities	81,317	87,762
Financing obligations, less current maturities	37,939	38,482
Deferred income taxes, net	100,455	105,816
Deferred franchise revenue, long-term	57,997	64,557
Other non-current liabilities	11,946	90,063
Total liabilities	2,237,290	1,976,953
Commitments and contingencies
Stockholders’ deficit:
Common stock, $0.01 par value; shares: 40,000,000 authorized; September 30, 2019 - 24,934,363 issued, 16,786,860 outstanding; December 31, 2018 - 24,984,898 issued, 17,644,267 outstanding	249	250
Additional paid-in-capital	243,358	237,726
Retained earnings	45,939	10,414
Accumulated other comprehensive loss	(60)	(60)
Treasury stock, at cost; shares: September 30, 2019 - 8,147,503; December 31, 2018 - 7,340,631	(529,268)	(450,603)
Total stockholders’ deficit	(239,782)	(202,273)
Total liabilities and stockholders’ deficit	$1,997,508	$1,774,680

 See the accompanying Notes to Consolidated Financial Statements.

Dine Brands Global, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues:
Franchise revenues:
Royalties, franchise fees and other	88,686	91,062	$275,912	$275,775
Advertising revenue	67,514	71,016	211,882	193,557
Total franchise revenues	156,200	162,078	487,794	469,332
Company restaurant sales	30,548	—	100,034	—
Rental revenues	28,970	30,127	89,559	91,292
Financing revenues	1,687	1,894	5,280	6,109
Total revenues	217,405	194,099	682,667	566,733
Cost of revenues:
Franchise expenses:
Advertising expenses	67,514	71,016	211,882	193,557
Other franchise expenses	7,063	7,325	21,905	49,600
Total franchise expenses	74,577	78,341	233,787	243,157
Company restaurant expenses	30,361	—	93,131	—
Rental expenses:
Interest expense from finance leases	1,351	1,668	4,325	5,315
Other rental expenses	21,251	21,314	63,841	63,096
Total rental expenses	22,602	22,982	68,166	68,411
Financing expenses	145	150	437	449
Total cost of revenues	127,685	101,473	395,521	312,017
Gross profit	89,720	92,626	287,146	254,716
General and administrative expenses	38,922	40,753	121,105	121,423
Interest expense, net	15,238	15,430	45,233	46,110
Amortization of intangible assets	2,925	2,505	8,774	7,513
Closure and impairment charges	157	217	640	119
Loss on extinguishment of debt	—	—	8,276	—
Debt refinancing costs	—	2,532	—	2,532
Loss (gain) on disposition of assets	746	(58)	1,187	(1,535)
Income before income tax provision	31,732	31,247	101,931	78,554
Income tax provision	(7,815)	(7,660)	(24,981)	(25,181)
Net income	23,917	23,587	76,950	53,373
Other comprehensive income (loss) net of tax:
Adjustment to unrealized loss on available-for-sale investments	—	—	—	50
Foreign currency translation adjustment	(1)	—	—	(6)
Total comprehensive income	$23,916	$23,587	$76,950	$53,417
Net income available to common stockholders:
Net income	$23,917	$23,587	$76,950	$53,373
Less: Net income allocated to unvested participating restricted stock	(795)	(799)	(2,621)	(1,793)
Net income available to common stockholders	$23,122	$22,788	$74,329	$51,580
Net income available to common stockholders per share:
Basic	$1.38	$1.31	$4.35	$2.94
Diluted	$1.36	$1.29	$4.27	$2.90
Weighted average shares outstanding:
Basic	16,762	17,439	17,095	17,562
Diluted	17,055	17,738	17,432	17,797

See the accompanying Notes to Consolidated Financial Statements.

Dine Brands Global, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Deficit
Three and Nine Months ended September 30, 2019
(In thousands)
(Unaudited)

	Three Months ended September 30, 2019
	Common Stock				Accumulated Other Comprehensive Loss	Treasury Stock
	Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings		Shares	Cost	Total
Balance at June 30, 2019	17,252	$249	$240,555	$33,832	$(59)	7,697	$(489,702)	$(215,125)
Net income	—	—	—	23,917	—	—	—	23,917
Other comprehensive loss	—	—	—	—	(1)	—	—	(1)
Purchase of Company common stock	(524)	—	—	—	—	524	(42,717)	(42,717)
Reissuance of treasury stock	73	—	582	—	—	(73)	3,151	3,733
Net issuance of shares for stock plans	(10)	—	—	—	—	—	—	—
Repurchase of restricted shares for taxes	(4)	—	(347)	—	—	—	—	(347)
Stock-based compensation	—	—	2,326	—	—	—	—	2,326
Dividends on common stock	—	—	242	(11,810)	—	—	—	(11,568)
Balance at September 30, 2019	16,787	$249	$243,358	$45,939	$(60)	8,148	$(529,268)	$(239,782)

	Nine Months ended September 30, 2019
	Common Stock				Accumulated Other Comprehensive Loss	Treasury Stock
	Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings		Shares	Cost	Total
Balance at December 31, 2018	17,644	$250	$237,726	$10,414	$(60)	7,341	$(450,603)	$(202,273)
Adoption of ASC 842 (Note 3)	—	—	—	(5,030)	—	—	—	(5,030)
Net income	—	—	—	76,950	—	—	—	76,950
Purchase of Company common stock	(1,067)	—	—	—	—	1,067	(90,073)	(90,073)
Reissuance of treasury stock	260	(1)	(736)	—	—	(260)	11,408	10,671
Net issuance of shares for stock plans	(22)	—	—	—	—	—	—	—
Repurchase of restricted shares for taxes	(28)	—	(2,589)	—	—	—	—	(2,589)
Stock-based compensation	—	—	8,220	—	—	—	—	8,220
Dividends on common stock	—	—	737	(36,395)	—	—	—	(35,658)
Balance at September 30, 2019	16,787	$249	$243,358	$45,939	$(60)	8,148	$(529,268)	$(239,782)

See the accompanying Notes to Consolidated Financial Statements.

Dine Brands Global, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Deficit
Three and Nine Months ended September 30, 2018
(In thousands)
(Unaudited)

	Three Months ended September 30, 2018
	Common Stock				Accumulated Other Comprehensive Loss	Treasury Stock
	Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)		Shares	Cost	Total
Balance at June 30, 2018	17,803	$250	$254,912	$(40,154)	$(61)	7,202	$(438,198)	$(223,251)
Net income	—	—	—	23,587	—	—	—	23,587
Purchase of Company common stock	(108)	—	—	—	—	108	(7,877)	(7,877)
Reissuance of treasury stock	62	—	832	—	—	(62)	2,434	3,266
Net issuance of shares for stock plans	(10)	—	—	—	—	—	—	—
Repurchase of restricted shares for taxes	(4)	—	(331)	—	—	—	—	(331)
Stock-based compensation	—	—	2,375	—	—	—	—	2,375
Dividends on common stock	—	—	—	—	—	—	—	—
Dividends on common stock in excess of retained earnings	—	—	(11,163)	—	—	—	—	(11,163)
Balance at September 30, 2018	17,743	$250	$246,625	$(16,567)	$(61)	7,248	$(443,641)	$(213,394)

	Nine Months ended September 30, 2018
	Common Stock				Accumulated Other Comprehensive Loss	Treasury Stock
	Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)		Shares	Cost	Total
Balance at December 31, 2017	17,993	$250	$276,408	$(69,940)	$(105)	7,029	$(422,153)	$(215,540)
Net income	—	—	—	53,373	—	—	—	53,373
Other comprehensive gain	—	—	—	—	44	—	—	44
Purchase of Company common stock	(384)	—	—	—	—	384	(27,880)	(27,880)
Reissuance of treasury stock	165	—	(2,506)	—	—	(165)	6,392	3,886
Net issuance of shares for stock plans	(8)	—	—	—	—	—	—	—
Repurchase of restricted shares for taxes	(23)	—	(1,731)	—	—	—	—	(1,731)
Stock-based compensation	—	—	8,016	—	—	—	—	8,016
Dividends on common stock	—	—	—	—	—	—	—	—
Dividends on common stock in excess of retained earnings	—	—	(33,562)	—	—	—	—	(33,562)
Balance at September 30, 2018	17,743	$250	$246,625	$(16,567)	$(61)	7,248	$(443,641)	$(213,394)

See the accompanying Notes to Consolidated Financial Statements.

Dine Brands Global, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net income	$76,950	$53,373
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	31,515	23,730
Non-cash stock-based compensation expense	8,220	8,016
Non-cash interest expense	2,722	2,689
Loss on extinguishment of debt	8,276	—
Debt refinancing costs	—	875
Closure and impairment charges	640	61
Deferred income taxes	(2,890)	(4,706)
Deferred revenue	(6,590)	(4,017)
Loss (gain) on disposition of assets	1,187	(1,535)
Other	(4,584)	(2,088)
Changes in operating assets and liabilities:
Accounts receivable, net	4,233	(7,222)
Current income tax receivables and payables	7,101	4,088
Gift card receivables and payables	(15,868)	(22,797)
Other current assets	(3,519)	9,254
Accounts payable	359	(5,764)
Accrued employee compensation and benefits	(6,069)	5,761
Other current liabilities	3,916	1,908
Cash flows provided by operating activities	105,599	61,626
Cash flows from investing activities:
Principal receipts from notes, equipment contracts and other long-term receivables	16,156	20,029
Additions to property and equipment	(13,360)	(11,018)
Proceeds from sale of property and equipment	400	655
Additions to long-term receivables	(6,955)	(6,030)
Other	(258)	(236)
Cash flows (used in) provided by investing activities	(4,017)	3,400
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,300,000	—
Repayment of long-term debt	(1,283,750)	(9,750)
Borrowing from revolving financing facility	—	50,000
Repayment of revolving financing facility	(25,000)	(30,000)
Payment of debt issuance costs	(12,707)	(3,118)
Dividends paid on common stock	(35,273)	(39,973)
Repurchase of common stock	(90,073)	(27,880)
Principal payments on finance lease obligations	(10,329)	(10,374)
Proceeds from stock options exercised	10,672	3,887
Tax payments for restricted stock upon vesting	(2,589)	(1,731)
Cash flows used in financing activities	(149,049)	(68,939)
Net change in cash, cash equivalents and restricted cash	(47,467)	(3,913)
Cash, cash equivalents and restricted cash at beginning of period	200,379	163,146
Cash, cash equivalents and restricted cash at end of period	$152,912	$159,233
Supplemental disclosures:
Interest paid in cash	$49,554	$49,761
Income taxes paid in cash	$34,337	$26,044
Non-cash conversion of accounts receivable to notes receivable	$—	$11,559

See the accompanying Notes to Consolidated Financial Statements.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1. General

The accompanying unaudited consolidated financial statements of Dine Brands Global, Inc. (the “Company” or “Dine Brands Global”) have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2019.

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

2. Basis of Presentation

The Company’s fiscal quarters end on the Sunday closest to the last day of each calendar quarter. For convenience, the fiscal quarters of each year are referred to as ending on March 31, June 30, September 30 and December 31. The first fiscal quarter of 2019 began on December 31, 2018 and ended on March 31, 2019; the second and third fiscal quarters of 2019 ended on June 30, 2019 and September 29, 2019, respectively. The first fiscal quarter of 2018 began on January 1, 2018 and ended on April 1, 2018; the second and third fiscal quarters of 2018 ended on July 1, 2018 and September 30, 2018, respectively.

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

3. Accounting Standards Adopted and Newly Issued Accounting Standards Not Yet Adopted

Accounting Standards Adopted in the Current Fiscal Year

In February 2016, the Financial Accounting Standards Board (“FASB”) issued guidance with respect to the accounting for leases, as codified in Accounting Standards Topic 842 (“ASC 842”). The guidance is intended to improve financial reporting of leasing transactions by requiring entities that lease assets to recognize assets and liabilities for the rights and obligations created by leases, as well as by requiring additional disclosures related to an entity's leasing activities. The Company adopted this change in accounting principle as of the first day of the first fiscal quarter of 2019 using the modified retrospective method. Accordingly, financial information for periods prior to the date of initial application has not been adjusted. The Company has elected the package of practical expedients for adoption that permitted the Company not to reassess its prior conclusions regarding lease identification, lease classification and initial direct costs. The Company also elected a short-term lease exception policy and an accounting policy to not separate non-lease components from lease components. The Company did not elect to use an allowable expedient that permitted the use of hindsight in performing evaluations of its leases.

Upon adoption of ASC 842, the Company recognized operating lease obligations of $453.0 million, which represented the present value of the remaining minimum lease payments, discounted using the Company's incremental borrowing rate. The Company recognized operating lease right-of-use assets of $395.6 million. The Company recognized an adjustment to retained earnings upon adoption of $5.0 million, net of tax of $1.7 million, primarily related to an impairment resulting from an unfavorable differential between lease payments to be made and sublease rentals to be received on certain leases. The

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

3. Accounting Standards Adopted and Newly Issued Accounting Standards Not Yet Adopted (Continued)

remaining difference of $50.7 million between the recognized operating lease obligation and the right-of-use assets related to the derecognition of certain assets and liabilities recorded in accordance with U.S. GAAP that had been applied prior to the adoption of ASC 842, primarily $43.3 million of accrued rent payments. Lease-related reserves for lease incentives, closed restaurants and unfavorable leaseholds were also derecognized.

The accounting for the Company's existing finance (capital) leases upon adoption of ASC 842 remained substantially unchanged. Adoption of ASC 842 had no significant impact on the Company's cash flows from operations or its results of operations and did not impact any covenant related to the Company's long-term debt. The Company implemented internal controls necessary to ensure compliance with the accounting and disclosure requirements of ASC 842. See Note 5 for additional disclosures related to the Company's leasing activities.

Additional new accounting guidance became effective for the Company as of the beginning of fiscal 2019 that the Company reviewed and concluded was either not applicable to its operations or had no material effect on its consolidated financial statements in the current or future fiscal years.

Newly Issued Accounting Standards Not Yet Adopted

In June 2016, the FASB issued new guidance on the measurement of credit losses on financial instruments. The new guidance will replace the incurred loss methodology of recognizing credit losses on financial instruments that is currently required with a methodology that estimates the expected credit loss on financial instruments and reflects the net amount expected to be collected on the financial instrument. Application of the new guidance may result in the earlier recognition of credit losses as the new methodology will require entities to consider forward-looking information in addition to historical and current information used in assessing incurred losses. The Company will be required to adopt the new guidance on a modified retrospective basis beginning with its first fiscal quarter of 2020. The Company is currently in the process of developing the methodology and key assumptions it will use in estimating expected credit losses but has not yet quantified the impact of the new guidance on its consolidated financial statements and related disclosures.
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
The Company reviewed all other newly issued accounting pronouncements and concluded that they either are not applicable to the Company's operations or that no material effect is expected on the Company's financial statements when adoption is required in the future.

4. Revenue Disclosures

Franchise revenue (which comprises most of the Company's revenues) and revenue from company-operated restaurants are recognized in accordance with current guidance for revenue recognition as codified in Accounting Standards Topic 606 (“ASC 606”). Under ASC 606, revenue is recognized upon transfer of control of promised services or goods to customers in an amount that reflects the consideration the Company expects to receive for those services or goods.

Franchising Activities

The Company owns, franchises and operates the Applebee's Neighborhood Grill & Bar® (“Applebee's”) concept in the casual dining category of the restaurant industry and the Company owns and franchises the International House of Pancakes® (“IHOP”) concept in the family dining category of the restaurant industry. The franchise arrangement for both brands is documented in the form of a franchise agreement and, in most cases, a development agreement. The franchise arrangement between the Company as the franchisor and the franchisee as the customer requires the Company to perform various activities to support the brands that do not directly transfer goods and services to the franchisee, but instead represent a single

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

4. Revenue Disclosures (Continued)

performance obligation, which is the transfer of the franchise license. The intellectual property subject to the franchise license is symbolic intellectual property as it does not have significant standalone functionality, and substantially all the utility is derived from its association with the Company’s past or ongoing activities. The nature of the Company’s promise in granting the franchise license is to provide the franchisee with access to the respective brand’s symbolic intellectual property over the term of the license. The services provided by the Company are highly interrelated with the franchise license and as such are considered to represent a single performance obligation.

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

•
The Company is entitled to royalties and advertising fees based on a percentage of the franchisee's gross sales as defined in the franchise agreement. Royalty and advertising revenue are recognized when the franchisee's reported sales occur. Depending on timing within a fiscal period, the recognition of revenue results in either what is considered a contract asset (unbilled receivable) or, once billed, accounts receivable, and are included in “receivables, net” in the Consolidated Balance Sheets.

•
Revenue from the sale of proprietary pancake and waffle dry mix is recognized in the period in which distributors ship the franchisee's order; recognition of revenue results in an accounts receivable included in “receivables, net” in the Consolidated Balance Sheets.

In determining the amount and timing of revenue from contracts with customers, the Company exercises significant judgment with respect to collectibility of the amount; however, the timing of recognition does not require significant judgments as it is based on either the term of the franchise agreement, the month of reported sales by the franchisee or the date of product shipment, none of which require estimation. The Company does not incur a significant amount of contract acquisition costs in conducting franchising activities. The Company's franchising arrangements do not contain a significant financing component.

Company Restaurant Revenue

Sales by company-operated restaurants are recognized when food and beverage items are sold. Company restaurant sales are reported net of sales taxes collected from guests that are remitted to the appropriate taxing authorities.

The following table disaggregates franchise revenue by major type for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)
Franchise Revenue:
Royalties	$72,506	$75,910	$226,888	$229,162
Advertising fees	67,514	71,016	211,882	193,557
Pancake and waffle dry mix sales and other	13,201	12,541	40,158	37,809
Franchise and development fees	2,979	2,611	8,866	8,804
Total franchise revenue	$156,200	$162,078	$487,794	$469,332

Accounts receivable from franchisees as of September 30, 2019 and December 31, 2018 were $59.5 million (net of allowance of $1.0 million) and $62.6 million (net of allowance of $4.6 million), respectively, and were included in receivables, net in the Consolidated Balance Sheets.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

4. Revenue Disclosures (Continued)

Changes in the Company's contract liability for deferred franchise and development fees during the nine months ended September 30, 2019 are as follows:

Deferred Franchise Revenue (short- and long-term)
(In thousands)
Balance at December 31, 2018	$74,695
Recognized as revenue during the nine months ended September 30, 2019	(8,385)
Fees deferred during the nine months ended September 30, 2019	2,015
Balance at September 30, 2019	$68,325

The balance of deferred revenue as of September 30, 2019 is expected to be recognized as follows:

(In thousands)
Remainder of 2019	$2,250
2020	10,197
2021	7,832
2022	7,310
2023	6,739
2024	6,050
Thereafter	27,947
Total	$68,325

5. Lease Disclosures

The Company engages in leasing activity as both a lessee and a lessor. The majority of the Company's lease portfolio originated when the Company was actively involved in the development and financing of IHOP restaurants prior to the franchising of the restaurant to the franchisee. This activity included the Company's purchase or leasing of the site on which the restaurant was located and subsequently leasing/subleasing the site to the franchisee. With a few exceptions, the Company ended this practice in 2003 and the Company's current lease activity is predominantly comprised of renewals of existing lease arrangements and exercises of options on existing lease arrangements.

The Company currently leases from third parties the real property on which approximately 600 IHOP franchisee-operated restaurants and one Applebee's franchisee-operated restaurant are located; the Company (as lessor) subleases the property to the franchisees that operate those restaurants. The Company also leases property it owns to the franchisees that operate approximately 60 IHOP restaurants and one Applebee's restaurant. The Company leases from third parties the real property on which 69 Applebee's company-operated restaurants are located. The Company also leases office space for its principal corporate office in Glendale, California and restaurant support centers in Kansas City, Missouri and Raleigh, North Carolina. The Company does not have a significant amount of non-real estate leases.

The Company's existing leases/subleases related to IHOP restaurants generally provided for an initial term of 20 to 25 years, with most having one or more five-year renewal options. Leases related to Applebee's restaurants generally have an initial term of 10 to 20 years, with renewal terms of five to 20 years. Option periods were not included in determining liabilities and right-of-use assets related to operating leases. Approximately 200 of the Company's leases contain provisions requiring additional rent payments to the Company (as lessor) based on a percentage of restaurant sales. Approximately 250 of the Company's leases contain provisions requiring additional rent payments by the Company (as lessee) based on a percentage of restaurant sales.

The individual lease agreements do not provide information to determine the implicit interest rate in the agreements. The Company made significant judgments in determining the incremental borrowing rates that were used in calculating operating lease liabilities as of the adoption date. Due to the large number of leases, the Company applied a portfolio approach by grouping the leases based on the original lease term. The Company estimated the interest rate for each grouping primarily by

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

5. Lease Disclosures (Continued)

reference to (i) yield rates on debt issuances by companies of a similar credit rating as the Company; (ii) U.S. Treasury rates as of the adoption date; and (iii) adjustments for differences in years to maturity.

The Company's lease cost for the three and nine months ended September 30, 2019 was as follows:

	Three months ended September 30, 2019	Nine months ended September 30, 2019
Finance lease cost:	(In millions)
Amortization of right-of-use assets	$1.3	4.0
Interest on lease liabilities	1.9	5.9
Operating lease cost	26.5	79.8
Variable lease cost	0.6	1.9
Short-term lease cost	0.0	0.0
Sublease income	(26.5)	(81.9)
Lease cost	$3.8	9.7

Future minimum lease payments under noncancelable leases as lessee as of September 30, 2019 were as follows:

	Finance Leases	Operating Leases
	(In millions)
2019 (remaining three months)	$5.1	$23.2
2020	20.1	95.9
2021	16.5	79.1
2022	14.7	71.3
2023	11.6	58.7
Thereafter	65.0	220.8
Total minimum lease payments	133.0	549.0
Less: interest/imputed interest	(39.2)	(112.0)
Total obligations	93.8	437.0
Less: current portion	(12.5)	(67.8)
Long-term lease obligations	$81.3	$369.2

The weighted average remaining lease term as of September 30, 2019 was 8.6 years for finance leases and 7.8 years for operating leases. The weighted average discount rate as of September 30, 2019 was 10.4% for finance leases and 5.8% for operating leases.

During the three and nine months ended September 30, 2019, the Company made the following cash payments for leases:

	Three months ended September 30, 2019	Nine months ended September 30, 2019
	(In millions)
Principal payments on finance lease obligations	$3.4	$10.3
Interest payments on finance lease obligations	$1.9	$5.9
Payments on operating leases	$22.9	$68.7
Variable lease payments	$0.6	$2.1

The Company's income from operating leases for the three and nine months ended September 30, 2019 was as follows:

	Three months ended September 30, 2019	Nine months ended September 30, 2019
	(In millions)
Minimum lease payments	$25.0	$76.2
Variable lease income	2.5	8.5
Total operating lease income	$27.5	$84.7

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

5. Lease Disclosures (Continued)

Future minimum payments to be received as lessor under noncancelable operating leases as of September 30, 2019 were as follows:

(In millions)
2019 (remaining three months)	$26.5
2020	107.3
2021	101.4
2022	98.4
2023	94.1
Thereafter	293.7
Total minimum rents receivable	721.4

The Company's income from direct financing leases for the three and nine months ended September 30, 2019 was as follows:

	Three months ended September 30, 2019	Nine months ended September 30, 2019
	(In millions)
Interest income	$1.2	$3.9
Variable lease income	0.2	1.0
Total operating lease income	$1.4	$4.9

Future minimum payments to be received as lessor under noncancelable direct financing leases as of September 30, 2019 were as follows:

(In millions)
2019 (remaining three months)	$3.9
2020	14.7
2021	11.6
2022	8.2
2023	3.6
Thereafter	3.8
Total minimum rents receivable	45.8
Less: unearned income	(8.8)
Total net investment in direct financing leases	37.0
Less: current portion	(11.1)
Long-term investment in direct financing leases	$25.9

6. Long-Term Debt

At September 30, 2019 and December 31, 2018, long-term debt consisted of the following:

	September 30, 2019	December 31, 2018
	(In millions)
Series 2019-1 4.194% Fixed Rate Senior Secured Notes, Class A-2-I	$700.0	$—
Series 2019-1 4.723% Fixed Rate Senior Secured Notes, Class A-2-II	600.0	—
Series 2014-1 4.277% Fixed Rate Senior Secured Notes, Class A-2	—	1,283.8
Series 2018-1 Variable Funding Senior Notes Class A-1, variable interest rate of 4.93% at December 31, 2018	—	25.0
Class A-2-I and A-2-II (2019) and Class A-2 (2018) Note debt issuance costs	(12.3)	(9.7)
Long-term debt, net of debt issuance costs	1,287.7	1,299.1
Current portion of long-term debt	—	(25.0)
Long-term debt	$1,287.7	$1,274.1

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
2019 Class A-2 Notes
The New Notes were issued under a Base Indenture, dated as of September 30, 2014, and amended and restated as of June 5, 2019 (the “Base Indenture”), and the related Series 2019-1 Supplement to the Base Indenture, dated June 5, 2019 (the “Series 2019-1 Supplement”), among the Co-Issuers and Citibank, N.A., as the trustee (in such capacity, the “Trustee”) and securities intermediary. The Base Indenture and the Series 2019-1 Supplement (collectively, the “Indenture”) will allow the Co-Issuers to issue additional series of notes in the future subject to certain conditions set forth therein.
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
While the 2019 Class A-2 Notes are outstanding, payment of principal and interest is required to be made on the Class A-2 Notes on a quarterly basis. The payment of principal on the 2019 Class A-2 Notes may be suspended when the leverage ratio for the Company and its subsidiaries is less than or equal to 5.25x for the immediately preceding quarterly calculation date and no rapid amortization event has occurred and is continuing. As of September 30, 2019, the Company's leverage ratio was 4.65x; accordingly, no principal payment on the 2019 Class A-2 Notes will be required during the fourth quarter of 2019. Exceeding the leverage ratio of 5.25x does not violate any covenant related to the New Notes.
The Company may voluntarily repay the 2019 Class A-2 Notes at any time, however, if the Company repays the New Notes prior to certain dates it would be required to pay make-whole or call redemption premiums. As of September 30, 2019, the make-whole premium associated with voluntary prepayment of the Class A-2-I Notes was approximately $38 million; this amount declines progressively each quarter to zero in June 2022. As of September 30, 2019, the make-whole premium associated with voluntary prepayment of the Class A-2-II Notes was approximately $67 million; this amount declines progressively each quarter to zero in June 2024. In lieu of the applicable make-whole premiums above, a call redemption premium will be payable upon any redemption or refinancing in full of the New Notes at any time on or after the quarterly payment date in June 2022 and on or prior to the quarterly payment date in June 2023.  The call redemption premium is the lesser of 101% times the outstanding principal amount of the Class A-2-II Notes, less the outstanding principal amount of the Class A-2-II, at the time of redemption or refinancing and the applicable make-whole premium otherwise payable on the Class A-2-II Notes.

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
The Company has not drawn on the 2019 Class A-1 Notes subsequent to their June 5, 2019, issuance. At September 30, 2019, $2.8 million was pledged against the 2019 Class A-1 Notes for outstanding letters of credit, leaving $222.2 million of 2019 Class A-1 Notes available for borrowing. The letters of credit are used primarily to satisfy insurance-related collateral requirements.
During the nine months ended September 30, 2019, the Company repaid $25.0 million of 2018 Class A-1 Notes, representing the amount outstanding at December 31, 2018; the Company did not draw additional amounts of the 2018 Class A-1 Notes prior to their replacement with the 2019 Class A-1 Notes on June 5, 2019. The maximum amount of 2018 Class A-1 Notes outstanding during the nine months ended September 30, 2019 was $25.0 million and the weighted average interest rate on the 2018 Class A-1 Notes for the period outstanding was 4.88%.
Guarantee and Collateral Agreement
Under the Guarantee and Collateral Agreement, dated September 30, 2014, as amended and restated as of June 5, 2019, among the Guarantors in favor of the Trustee, the Guarantors guarantee the obligations of the Co-Issuers under the Indenture and related documents and secure the guarantee by granting a security interest in substantially all of their assets.
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

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

6. Long-Term Debt (Continued)

Management Agreement
Under the terms of the Management Agreement, dated September 30, 2014, as amended and restated as of September 5, 2018 and as further amended and restated as of June 5, 2019, among the Company, the Securitization Entities, Applebee’s Services, Inc., International House of Pancakes, LLC and the Trustee, the Company will act as the manager with respect to the Securitized Assets. The primary responsibilities of the manager will be to perform certain franchising, distribution, intellectual property and operational functions on behalf of the Securitization Entities with respect to the Securitized Assets pursuant to the Management Agreement. The manager will be entitled to the payment of the weekly management fee, as set forth in the Management Agreement and will be subject to the liabilities set forth in the Management Agreement.
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
Subject to limited exceptions set forth in the Management Agreement, the manager will indemnify each Securitization Entity, the trustee and certain other parties, and their respective officers, directors, employees and agents for all claims, penalties, fines, forfeitures, losses, liabilities, obligations, damages, actions, suits and related costs and judgments and other costs, fees and reasonable expenses that any of them may incur as a result of (a) the failure of the manager to perform or observe its obligations under the Management Agreement, (b) the breach by the manager of any representation, warranty or covenant under the Management Agreement, or (c) the manager’s negligence, bad faith or willful misconduct in the performance of its duties under the Management Agreement.
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

Failure to maintain a prescribed DSCR can trigger a Cash Flow Sweeping Event, A Rapid Amortization Event, a Manager Termination Event or a Default Event as described below. In a Cash Flow Sweeping Event, the Trustee is required to retain 50% of excess Cash Flow (as defined in the New Notes) in a restricted account. In a Rapid Amortization Event, all excess Cash Flow is retained and used to retire principal amounts of debt. Key DSCRs are as follows:

•DSCR less than 1.75x - Cash Flow Sweeping Event
•DSCR less than 1.20x - Rapid Amortization Event
•Interest-only DSCR less than 1.20x - Manager Termination Event
•Interest-only DSCR less than 1.10x - Default Event

The Company's DSCR for the reporting period ended September 30, 2019 was 4.35x.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

6. Long-Term Debt (Continued)

Debt Issuance Costs

The Company incurred costs of approximately $12.9 million in connection with the issuance of the 2019 Class A-2 Notes. These debt issuance costs are being amortized using the effective interest method over the estimated life of each tranche of the 2019 Class A-2 Notes. Amortization costs of $0.5 million and $0.6 million were included in interest expense for the three and nine months ended September 30, 2019, respectively. Unamortized debt issuance costs of $12.3 million are reported as a direct reduction of the 2019 Class A-2 Notes in the Consolidated Balance Sheets at September 30, 2019.

The Company incurred costs of approximately $0.2 million in connection with the replacement of the 2018-1 Class A-1 Notes with the 2019-1 Class A-1 Notes. These debt issuance costs have been added to the remaining unamortized costs of approximately $2.8 million related to the 2018-1 Class A-1 Notes, the total of which costs is being amortized using the effective interest method over the estimated five-year life of the 2019-1 Class A-1 Notes. Amortization costs of $0.2 million and $0.7 million included in interest expense for the three and nine months ended September 30, 2019, respectively.

Unamortized debt issuance costs of $2.8 million related to the 2019-1 Class A-1 Notes are reported as other long-term assets in the Consolidated Balance Sheets at September 30, 2019.

Loss on Extinguishment of Debt

In connection with the repayment of the 2014 Class A-2 Notes, the Company recognized a loss on extinguishment of debt of $8.3 million, representing the remaining unamortized costs related to the 2014 Class A-2 Notes. Amortization costs of $1.4 million associated with the 2014 Class A-2 Notes prior to their extinguishment on June 5, 2019, have been included in interest expense for the nine months ended September 30, 2019.

Debt Refinancing Costs

During the three months ended September 30, 2018, the Company explored opportunities related to possible refinancing of its long-term debt. On September 5, 2018, certain subsidiaries of the Company entered into the 2018-1 Class A-1 Notes that allowed for drawings of up to $225 million of variable funding notes on a revolving basis and the issuance of letters of credit. In connection with issuance of the 2018-1 Class A-1 Notes, on September 5, 2018, the Company terminated the Note Purchase Agreement, dated September 30, 2014 (the “2014 Note Purchase Agreement”), related to the Series 2014-1 Class A-1 Notes (the “2014 Class A-1 Notes”) that were replaced by the 2018-1 Class A-1 Notes. In connection with the termination of the 2014 Note Purchase Agreement, the Company recognized as expense approximately $0.9 million of remaining unamortized issuance costs associated with the 2014 Class A-1 Notes.

The Company incurred approximately $1.6 million of costs in evaluating options with respect to refinancing its securitization debt. After completing the evaluation, the Company did not consummate a refinancing transaction and the entire $1.6 million was charged to expense during the three months ended September 30, 2018.

The combined total related to these transactions of $2.5 million is reported as “Debt refinancing costs” in the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018.

For a description of the 2014 Class A-2 Notes and the 2018-1 Class A-1 Notes, refer to Note 8 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

7. Stockholders' Deficit

Dividends

During the nine months ended September 30, 2019, the Company paid dividends on common stock of $35.3 million, representing a cash dividend of $0.63 per share declared in the fourth quarter of 2018, paid in January 2019, a cash dividend of $0.69 per share declared in the first quarter of 2019, paid in April 2019 and a cash dividend of $0.69 per share declared in the second quarter of 2019, paid in July 2019. On August 1, 2019, the Company's Board of Directors declared a third quarter 2019 cash dividend of $0.69 per share of common stock. This dividend was paid on October 4, 2019 to stockholders of record at the close of business on September 20, 2019. The Company reported dividends payable of $11.8 million at September 30, 2019.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7. Stockholders' Deficit (Continued)

Dividends declared and paid per share for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Dividends declared per common share	$0.69	$0.63	$2.07	$1.89
Dividends paid per common share	$0.69	$0.63	$2.01	$2.23

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

A summary of shares repurchased under the 2019 Repurchase Program and the 2015 Repurchase Program, during the three and nine months ended September 30, 2019 and cumulatively, is as follows:

	Shares	Cost of shares
		(In millions)
2019 Repurchase Program:
Repurchased during the three months ended September 30, 2019	523,898	$42.7
Repurchased during the nine months ended September 30, 2019	956,847	$81.7
Cumulative (life-of-program) repurchases	956,847	$81.7
Remaining dollar value of shares that may be repurchased	n/a	$118.3
2015 Repurchase Program:
Repurchased during the three months ended September 30, 2019	—	$—
Repurchased during the nine months ended September 30, 2019	110,499	$8.4
Cumulative (life-of-program) repurchases	1,589,995	$126.2
Remaining dollar value of shares that may be repurchased	n/a	n/a

Treasury Stock

Repurchases of the Company's common stock are included in treasury stock at the cost of shares repurchased plus any transaction costs. Treasury stock may be re-issued when stock options are exercised, when restricted stock awards are granted and when restricted stock units settle in stock upon vesting. The cost of treasury stock re-issued is determined using the first-in, first-out (“FIFO”) method. During the nine months ended September 30, 2019, the Company re-issued 260,474 shares of treasury stock at a total FIFO cost of $11.4 million.

8. Income Taxes

The Company's effective tax rate was 24.5% for the nine months ended September 30, 2019 as compared to 32.1% for the nine months ended September 30, 2018. The effective tax rate of 24.5% for the nine months ended September 30, 2019 was lower than the rate of the prior comparable period primarily due to Internal Revenue Service (“IRS”) audit adjustments for tax years 2011 to 2013 recognized in the prior period.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The total gross unrecognized tax benefit as of September 30, 2019 and December 31, 2018 was $5.6 million and $5.2 million, respectively, excluding interest, penalties and related tax benefits. The Company estimates the unrecognized tax benefit as of September 30, 2019 may decrease over the upcoming 12 months by an amount up to $1.3 million related to settlements with taxing authorities and the lapse of statutes of limitations. For the remaining liability, due to the uncertainties related to these tax matters, the Company is unable to make a reasonably reliable estimate as to when cash settlement with a taxing authority will occur.

As of September 30, 2019, accrued interest was $1.6 million and accrued penalties were less than $0.1 million, excluding any related income tax benefits. As of December 31, 2018, accrued interest was $1.1 million and accrued penalties were less than $0.1 million, excluding any related income tax benefits. The Company recognizes interest accrued related to unrecognized tax benefits and penalties as a component of its income tax provision recognized in its Consolidated Statements of Comprehensive Income.

The Company files federal income tax returns and the Company or one of its subsidiaries file income tax returns in various state and international jurisdictions. The IRS examination of tax years 2011 to 2013 concluded during the second quarter of 2019, and the Company received a refund of $13.3 million, inclusive of interest income of $0.9 million. With few exceptions, the Company is no longer subject to federal tax examinations by tax authorities for years before 2014 and state or non-United States tax examinations by tax authorities for years before 2011. The Company believes that adequate reserves have been provided related to all matters contained in the tax periods open to examination.

9. Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense included in general and administrative expenses in the Consolidated Statements of Comprehensive Income:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(In millions)
Total stock-based compensation expense:
Equity classified awards expense	$2.4	$2.4	$8.3	$8.1
Liability classified awards expense	0.2	1.4	2.6	2.3
Total pre-tax stock-based compensation expense	2.6	3.8	10.9	10.4
Book income tax benefit	(0.6)	(1.0)	(2.8)	(2.7)
Total stock-based compensation expense, net of tax	$2.0	$2.8	$8.1	$7.7

As of September 30, 2019, total unrecognized compensation expense of $18.3 million related to restricted stock and restricted stock units and $3.8 million related to stock options are expected to be recognized over a weighted average period of 1.5 years for restricted stock and restricted stock units and 1.5 years for stock options.

Fair Value Assumptions

The Company granted 132,832 stock options during the nine months ended September 30, 2019 for which the fair value was estimated using a Black-Scholes option pricing model. The following summarizes the assumptions used in the Black-Scholes model:

Risk-free interest rate	2.5%
Weighted average historical volatility	30.3%
Dividend yield	2.8%
Expected years until exercise	4.7
Weighted average fair value of options granted	$21.93

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

9. Stock-Based Compensation (Continued)

Equity Classified Awards - Stock Options

Stock option balances at September 30, 2019, and activity for the nine months ended September 30, 2019 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Millions)
Outstanding at December 31, 2018	1,439,708	$63.21
Granted	132,832	98.97
Exercised	(188,489)	57.43
Expired	(37,005)	93.06
Forfeited	(85,526)	70.70
Outstanding at September 30, 2019	1,261,520	66.45	6.1	$18.0
Vested at September 30, 2019 and Expected to Vest	1,169,198	67.19	6.0	$16.0
Exercisable at September 30, 2019	578,235	$77.25	3.7	$4.0

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price of the Company’s common stock on the last trading day of the third quarter of 2019 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2019. The aggregate intrinsic value will change based on the fair market value of the Company’s common stock and the number of in-the-money options.

Equity Classified Awards - Restricted Stock and Restricted Stock Units

Outstanding balances as of September 30, 2019, and activity related to restricted stock and restricted stock units for the nine months ended September 30, 2019 were as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value	Stock-Settled Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	267,242	$63.35	374,529	$31.05
Granted	73,591	97.27	19,994	97.22
Released	(71,855)	76.63	(12,293)	90.34
Forfeited	(34,149)	65.73	(27,802)	34.53
Outstanding at September 30, 2019	234,829	$70.27	354,428	$30.86

Liability Classified Awards - Cash-settled Restricted Stock Units

The Company has granted cash-settled restricted stock units to certain employees. These instruments are recorded as liabilities at fair value as of the respective period end.

	Cash-Settled Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	53,766	$79.07
Granted	20,734	75.34
Released	(317)	82.16
Forfeited	(8,799)	90.51
Outstanding at September 30, 2019	65,384	$76.32

For the three months ended September 30, 2019 and 2018, a credit of $0.2 million and an expense of $0.3 million, respectively, was included as stock-based compensation expense related to cash-settled restricted stock units. For the nine months ended September 30, 2019, and 2018, $1.0 million and $0.7 million, respectively, was included as stock-based compensation expense related to cash-settled restricted stock units.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

9. Stock-Based Compensation (Continued)

Liability Classified Awards - Long-Term Incentive Awards
The Company has granted cash long-term incentive awards (“LTIP awards”) to certain employees. Annual LTIP awards vest over a three-year period and are determined using multipliers from 0% to 200% of the target award based on (i) the total stockholder return of Dine Brands Global common stock compared to the total stockholder returns of a peer group of companies and (ii) the percentage increase in the Company's adjusted earnings per share (as defined in the applicable award agreement). The awards are considered stock-based compensation and are classified as liabilities measured at fair value as of the respective period end. For the three months ended September 30, 2019 and 2018, $0.5 million and $1.1 million, respectively, were included in total stock-based compensation expense related to LTIP awards. For the nine months ended September 30, 2019 and 2018, $1.7 million and $1.6 million, respectively, were included in total stock-based compensation expense related to LTIP awards. At September 30, 2019 and December 31, 2018, liabilities of $2.9 million and $2.4 million, respectively, related to LTIP awards were included as part of accrued employee compensation and benefits in the Consolidated Balance Sheets.

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

As of September 30, 2019, the franchise operations segment consisted of (i) 1,735 restaurants operated by Applebee’s franchisees in the United States, two U.S. territories and 13 countries outside the United States and (ii) 1,836 restaurants operated by IHOP franchisees and area licensees in the United States, three U.S. territories and 12 countries outside the United States. Franchise operations revenue consists primarily of franchise royalty revenues, franchise advertising revenue, sales of proprietary products to franchisees (primarily pancake and waffle dry mixes for the IHOP restaurants), and franchise fees.  Franchise operations expenses include advertising expenses, the cost of IHOP proprietary products, bad debt expense, franchisor contributions to marketing funds, pre-opening training expenses and other franchise-related costs.

Company restaurant sales are retail sales at 69 Applebee's company-operated restaurants. Company restaurant expenses are operating expenses at company-operated restaurants and include food, labor, utilities, rent and other restaurant operating costs.

Rental operations revenue includes revenue from operating leases and interest income from direct financing leases. Rental operations expenses are costs of operating leases and interest expense from finance leases on which the Company is the lessee.

Financing revenues primarily consist of interest income from the financing of IHOP equipment leases and franchise fees, sales of equipment associated with refranchised IHOP restaurants and interest income on Applebee's notes receivable from franchisees. Financing expenses are primarily the cost of restaurant equipment associated with refranchised IHOP restaurants.

Information on segments is as follows:

Dine Brand Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

10. Segments (Continued)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(In millions)
Revenues from external customers:
Franchise operations	$156.2	$162.1	$487.8	$469.3
Rental operations	29.0	30.1	89.6	91.3
Company restaurants	30.5	—	100.0	—
Financing operations	1.7	1.9	5.3	6.1
Total	$217.4	$194.1	$682.7	$566.7

Interest expense:
Rental operations	$1.8	$2.3	$6.1	$7.0
Company restaurants	0.5	—	1.6	—
Corporate	15.2	15.4	45.2	46.1
Total	$17.5	$17.7	$52.9	$53.1

Depreciation and amortization:
Franchise operations	$2.6	$2.6	$7.7	$8.0
Rental operations	3.3	2.9	10.2	$8.7
Company restaurants	1.6	—	4.7	—
Corporate	3.2	2.4	8.9	7.0
Total	$10.7	$7.9	$31.5	$23.7

Gross profit, by segment:
Franchise operations	$81.6	$83.7	$254.0	$226.2
Rental operations	6.4	7.1	21.4	22.9
Company restaurants	0.2	—	6.9	—
Financing operations	1.5	1.8	4.8	5.6
Total gross profit	89.7	92.6	287.1	254.7
Corporate and unallocated expenses, net	(58.0)	(61.4)	(185.2)	(176.1)
Income before income tax provision	$31.7	$31.2	$101.9	$78.6

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

11. Net Income per Share

The computation of the Company's basic and diluted net income per share is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(In thousands, except per share data)
Numerator for basic and diluted income per common share:
Net income	$23,917	$23,587	$76,950	$53,373
Less: Net income allocated to unvested participating restricted stock	(795)	(799)	(2,621)	(1,793)
Net income available to common stockholders - basic	23,122	22,788	74,329	51,580
Effect of unvested participating restricted stock in two-class calculation	6	7	28	8
Net income available to common stockholders - diluted	$23,128	$22,795	$74,357	$51,588
Denominator:
Weighted average outstanding shares of common stock - basic	16,762	17,439	17,095	17,562
Dilutive effect of stock options	293	299	337	235
Weighted average outstanding shares of common stock - diluted	17,055	17,738	17,432	17,797
Net income per common share:
Basic	$1.38	$1.31	$4.35	$2.94
Diluted	$1.36	$1.29	$4.27	$2.90

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

The fair values of the Company's 2019 Class A-2 Notes at September 30, 2019 and the Company's 2014 Class A-2 Notes at December 31, 2018 were as follows:

	September 30, 2019	December 31, 2018
	(In millions)
Face Value of Notes	$1,300.0	$1,283.8
Fair Value of Notes	$1,336.6	$1,280.9

 The fair values were determined based on Level 2 inputs, including information gathered from brokers who trade in the Company’s 2019 Class A-2 Notes and traded in Company's 2014 Class A-2 Notes, as well as information on notes that are similar to those of the Company.

13. Commitments and Contingencies

Litigation, Claims and Disputes

The Company is subject to various lawsuits, administrative proceedings, audits and claims arising in the ordinary course of business. Some of these lawsuits purport to be class actions and/or seek substantial damages. The Company is required under U.S. GAAP to record an accrual for litigation loss contingencies that are both probable and reasonably estimable. Legal fees and expenses associated with the defense of all of the Company's litigation are expensed as such fees and expenses are incurred. Management regularly assesses the Company's insurance coverage, analyzes litigation information with the Company's

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

13. Commitments and Contingencies (Continued)

attorneys and evaluates the Company's loss experience in connection with pending legal proceedings. While the Company does not presently believe that any of the legal proceedings to which it is currently a party will ultimately have a material adverse impact on the Company, there can be no assurance that the Company will prevail in all the proceedings the Company is party to, or that the Company will not incur material losses from them.

Lease Guarantees

In connection with the sale of Applebee’s restaurants to franchisees, the Company has, in certain cases, guaranteed or has potential continuing liability for lease payments totaling $264.6 million as of September 30, 2019. This amount represents the maximum potential liability for future payments under these leases. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from 2019 through 2048. Excluding unexercised option periods, the Company's potential liability for future payments under these leases is $41.2 million. In the event of default, the indemnity and default clauses in the sale or assignment agreements govern the Company's ability to pursue and recover damages incurred.

14. Restricted Cash

Current restricted cash of $36.7 million at September 30, 2019 primarily consisted of $33.0 million of funds required to be held in trust in connection with the Company's securitized debt and $3.5 million of funds from Applebee's franchisees pursuant to franchise agreements, usage of which was restricted to advertising activities. Current restricted cash of $48.5 million at December 31, 2018 primarily consisted of $42.3 million of funds required to be held in trust in connection with the Company's securitized debt and $6.2 million of funds from Applebee's franchisees pursuant to franchise agreements, usage of which was restricted to advertising activities.

Non-current restricted cash of $15.7 million at September 30, 2019 and $14.7 million at December 31, 2018 represents interest reserves required to be set aside for the duration of the Company's securitized debt.

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

We identify our business segments based on the organizational units used by management to monitor performance and make operating decisions. We currently have five operating segments: Applebee's franchise operations, Applebee's company-operated restaurant operations, IHOP franchise operations, rental operations and financing operations. We have four reportable segments: franchise operations (an aggregation of Applebee's and IHOP franchise operations), company-operated restaurant operations, rental operations and financing operations. We consider these to be our reportable segments, regardless of whether any segment exceeds 10% of consolidated revenues, income before income tax provision or total assets.

The financial tables appearing in Management's Discussion and Analysis present amounts in millions of dollars that are rounded from our consolidated financial statements presented in thousands of dollars. As a result, the tables may not foot or crossfoot due to rounding.

Key Financial Results

	Three months ended September 30,		Favorable (Unfavorable) Variance	Nine months ended September 30,		Favorable (Unfavorable) Variance
	2019	2018		2019	2018

	(In millions, except per share data)
Income before income taxes	$31.7	$31.3	$0.4	$101.9	$78.6	$23.3
Income tax provision	(7.8)	(7.7)	(0.1)	(25.0)	(25.2)	0.2
Net income	$23.9	$23.6	$0.3	$76.9	$53.4	$23.5

Effective tax rate	24.6%	24.5%	(0.1)%	24.5%	32.1%	7.6%

Net income per diluted share	$1.36	$1.29	$0.07	$4.27	$2.90	$1.37
			% (decrease)			% (decrease)
Weighted average diluted shares	17.1	17.7	(3.9)%	17.4	17.8	(2.1)%

The following table highlights the primary reasons for the increase in our income before income taxes for the three and nine months ended September 30, 2019 compared to the same periods of 2018:

	Favorable (Unfavorable) Variance
	Three months ended September 30, 2019	Nine months ended September 30, 2019
	(In millions)
(Decrease) increase in gross profit:
Applebee's franchise operations	$(3.1)	$24.3
IHOP franchise operations	1.0	3.5
Company restaurant operations	0.2	6.9
Rental/financing operations	(1.0)	(2.3)
Total gross profit (decrease) increase	(2.9)	32.4
Decrease in General and Administrative (“G&A”) expenses	1.8	0.3
Loss on extinguishment of debt	—	(8.3)
Decrease in debt refinancing costs	2.5	2.5
Other income and expense items	(1.0)	(3.6)
Increase in income before income taxes	$0.4	$23.3

Gross profit for the three months ended September 30, 2019 was lower compared to the same period of the prior year, primarily due to a decrease in the number of Applebee's franchise restaurants and a decrease in Applebee's domestic same-restaurant sales, partially offset by an increase in the number of IHOP franchise restaurants. Income before income taxes for the three months ended September 30, 2019 increased slightly compared to the same period of the prior year. Debt refinancing costs recognized in the third quarter of 2018 did not recur in the third quarter of 2019 and G&A expenses declined, both of which offset the decline in gross profit.

Gross profit for the nine months ended September 30, 2019 increased compared to the same period of the prior year, primarily due to franchisor contributions to the Applebee’s National Advertising Fund (the “Applebee's NAF”) of $30.0 million we made during the nine months ended September 30, 2018 that did not recur in 2019. Income before income taxes for the nine months ended September 30, 2019 also increased, although the increase in gross profit was partially offset by a loss on extinguishment of debt incurred in connection with the successful refinancing of our long-term debt in the second quarter of 2019.

See “Consolidated Results of Operations - Comparison of the Three and Nine Months ended September 30, 2019 and 2018” for additional discussion of the changes presented above.

Our effective income tax rate for the three months ended September 30, 2019 was consistent with the comparable period of 2018. Our effective income tax rate for the nine months ended September 30, 2019 was lower than the comparable period of 2018. During the nine months ended September 30, 2018, we increased our tax provision by $5.7 million related to adjustments resulting from Internal Revenue Service (“IRS”) audits for tax years 2011 through 2013, which increased our effective tax rate for that period. Completion of the IRS audits for tax years 2011 through 2013 allowed us to accelerate the collection of certain tax benefits recognized in prior years. We received a cash refund of approximately $13.3 million, inclusive of interest income of $0.9 million, in the second quarter of 2019.

Our net income per diluted share for three months ended September 30, 2019 increased $0.07 per share, of which approximately $0.05 per share was due to a decrease in weighted average shares outstanding for the period. Our net income per diluted share for nine months ended September 30, 2019 increased $1.37 per share, of which approximately $0.09 per share was due to a decrease in weighted average shares outstanding for the period. The decreases in weighted shares outstanding were primarily due to shares repurchased pursuant to stock repurchase programs. See “Liquidity and Capital Resources - Share Repurchases” for details on our share repurchase programs.

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

Our key performance indicators for the three and nine months ended September 30, 2019 were as follows:

	Three months ended September 30, 2019		Nine months ended September 30, 2019
	Applebee's	IHOP	Applebee's	IHOP
Sales percentage (decrease) increase	(3.8)%	1.2%	(2.7)%	2.2%
% (decrease) increase in domestic system-wide same-restaurant sales	(1.6)%	0.03%	(0.1)%	1.1%
Net franchise restaurant (reduction) development (1)	(11)	8	(33)	5
Net (decrease) increase in total effective restaurants (2)	(65)	23	(78)	25
________________________________________________

(1) Franchise and area license restaurant openings, net of closings, during the three and nine months ended September 30, 2019.
(2) Change in the weighted average number of franchise, area license and company-operated restaurants open during the three and nine months ended September 30, 2019, compared to the weighted average number of those open during the same periods of 2018.

The Applebee's sales percentage decreases for the three and nine months ended September 30, 2019 compared to the same periods of 2018 were due to a decrease in total effective restaurants caused by closures over the past 12 months and decreases in domestic same-restaurant sales during the respective periods. The IHOP sales percentage increases for the three and nine months ended September 30, 2019 were due to an increase in total effective restaurants resulting from net restaurant development over the past 12 months and increases in domestic same-restaurant sales during the respective periods.

Domestic Same-Restaurant Sales

Applebee’s system-wide domestic same-restaurant sales decreased 1.6% for the three months ended September 30, 2019 from the same period in 2018. The decrease was due to a decline in customer traffic that was partially offset by an increase in average customer check. The change in same-restaurant sales for the three months ended September 30, 2019 was impacted by comparisons against significant increases in same-restaurant sales and traffic for the three months ended September 30, 2018, as well as by continuing competitive discounting within the casual dining segment.

In terms of combined results for the third quarters of both 2019 and 2018, Applebee's domestic same-restaurant sales have grown 6.1%, with increases in both average customer check and customer traffic. Our off-premise sales (to-go and delivery) increased 13.7% during the third quarter of 2019 compared to the third quarter of 2018 and comprised 12.2% of Applebee's sales mix for the third quarter of 2019.

Based on data from Black Box Intelligence, a restaurant sales reporting firm (“Black Box”), Applebee's decrease in same-restaurant sales was larger than that of the casual dining segment of the restaurant industry during the three months ended September 30, 2019. During that period, the casual dining segment also experienced a decrease in same-restaurant sales that was due to a decline in customer traffic that was partially offset by an increase in average customer check. While Applebee's increase in average customer check for the three months ended September 30, 2019 was approximately the same as that of the casual dining segment, Applebee's decrease in traffic was larger than that of the casual dining segment.

Applebee’s system-wide domestic same-restaurant sales decreased 0.1% for the nine months ended September 30, 2019 from the same period in 2018. Off-premise sales increased 27.0% during the nine months ended September 30, 2019 compared to the same period of 2018 and comprised 12.7% of Applebee's sales mix for the nine months ended September 30, 2019.

The decrease in system-wide domestic same-restaurant sales was due to a decline in customer traffic that was largely offset by an increase in average customer check. Based on data from Black Box, Applebee's decrease in same-restaurant sales was essentially the same as that of the casual dining segment of the restaurant industry for the nine months ended September 30, 2019. During that period, the casual dining segment experienced a decrease in same-restaurant sales that, like Applebee's, was due to a decline in customer traffic that was largely offset by an increase in average customer check. Applebee's increase in average customer check was larger than that of the casual dining segment during the nine months ended September 30, 2019, but Applebee's decline in customer traffic also was larger than that of the casual dining segment.

* Same-restaurant sales data includes area license restaurants beginning in 2019

IHOP’s system-wide domestic same-restaurant sales (including area license restaurants) were slightly positive for the three months ended September 30, 2019 compared to the same period in 2018. This was due to an increase in average customer check that was effectively offset by a decline in customer traffic. The increase in average customer check was due in part to a favorable mix shift we believe was driven by successful promotional activity during the quarter. Our off-premise sales (to-go and delivery) increased 23.9% during the third quarter of 2019 compared to the third quarter of 2018 and comprised 9.3% of IHOP's sales mix for the third quarter of 2019.

Based on data from Black Box, the family dining segment of the restaurant industry experienced an increase in same-restaurant sales during the three months ended September 30, 2019 of slightly less than 1% compared to the same period of the prior year, due to an increase in average customer check that was offset by a decrease in customer traffic. The IHOP increase in average customer check during the three months ended September 30, 2019 was larger than that of that the family dining segment, but the IHOP decrease in customer traffic was also larger than that of that the family dining segment.

IHOP’s system-wide domestic same-restaurant sales increased 1.1% (including area license restaurants) for the nine months ended September 30, 2019 from the same period in 2018. This growth was due to an increase in average customer check that was partially offset by a decline in customer traffic. The increase in average customer check was due in part to a favorable mix shift. Off-premise sales increased 36.4% during the nine months ended September 30, 2019 compared to the same period of 2018 and comprised 9.4% of IHOP's sales mix for the nine months ended September 30, 2019.

Based on data from Black Box, the family dining segment of the restaurant industry also experienced an increase in same-restaurant sales during the nine months ended September 30, 2019, compared to the same period of the prior year, due to an increase in average customer check that was offset by a decrease in customer traffic. The IHOP increase in same-restaurant sales during the nine months ended September 30, 2019 was larger than that of that the family dining segment because IHOP experienced a larger increase in customer check; both IHOP and the family dining segment experienced a similar decrease in customer traffic.

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

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Applebee's Restaurant Data	(Unaudited)
Effective Restaurants(a)
Franchise	1,741	1,875	1,752	1,899
Company	69	—	69	—
Total	1,810	1,875	1,821	1,899
System-wide(b)
Domestic sales percentage change(c)	(3.8)%	5.1%	(2.7)%	3.0%
Domestic same-restaurant sales percentage change(d)	(1.6)%	7.7%	(0.1)%	5.5%
Franchise(b)
Domestic sales percentage change(c)	(6.8)%	5.1%	(5.9)%	3.0%
Domestic same-restaurant sales percentage change(d)	(1.7)%	7.7%	(0.2)%	5.5%
Average weekly domestic unit sales (in thousands)	$45.0	$44.8	$47.7	$46.7

IHOP Restaurant Data
Effective Restaurants(a)
Franchise	1,667	1,640	1,660	1,628
Area license	158	162	156	163
Total	1,825	1,802	1,816	1,791
System-wide(b)
Sales percentage change(c)	1.2%	3.9%	2.2%	3.6%
Domestic same-restaurant sales percentage change, including area license restaurants(d)	0.03%	1.4%	1.1%	1.1%
Domestic same-restaurant sales percentage change, excluding area license restaurants(d)	0.03%	1.2%	1.0%	1.0%
Franchise(b)
Sales percentage change(c)	1.1%	3.9%	2.2%	4.2%
Domestic same-restaurant sales percentage change(d)	0.03%	1.2%	1.0%	1.0%
Average weekly unit sales (in thousands)	$35.7	$35.9	$36.5	$36.4
Area License(b)
Sales percentage change(c)	2.4%	3.7%	2.4%	1.7%

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

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Reported sales (in millions)	(Unaudited)

Applebee's domestic franchise restaurant sales	$936.5	$1,005.0	$2,997.2	$3,183.5
Applebee's company-operated restaurants	30.5	—	100.0	—
IHOP franchise restaurant sales	773.9	765.6	2,364.4	2,312.8
IHOP area license restaurant sales	71.1	69.4	217.2	212.2
Total	$1,812.0	$1,840.0	$5,678.8	$5,708.5

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

Restaurant Development Activity	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Applebee's	(Unaudited)
Summary - beginning of period:
Franchise	1,746	1,883	1,768	1,936
Company restaurants	69	—	69	—
Beginning of period	1,815	1,883	1,837	1,936

Franchise restaurants opened:
Domestic	—	1	—	2
International	—	—	1	3
Total franchise restaurants opened	—	1	1	5
Franchise restaurants closed:
Domestic	(9)	(25)	(26)	(77)
International	(2)	(3)	(8)	(8)
Total franchise restaurants closed	(11)	(28)	(34)	(85)
Net franchise restaurant reduction	(11)	(27)	(33)	(80)

Summary - end of period:
Franchise	1,735	1,856	1,735	1,856
Company restaurants	69	—	69	—
Total Applebee's restaurants, end of period	1,804	1,856	1,804	1,856
Domestic	1,667	1,707	1,667	1,707
International	137	149	137	149

Restaurant Development Activity	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
IHOP
Summary - beginning of period:
Franchise	1,669	1,640	1,669	1,622
Area license	159	165	162	164
Total IHOP restaurants, beginning of period	1,828	1,805	1,831	1,786

Franchise/area license restaurants opened:
Domestic franchise	8	10	23	32
Domestic area license	3	1	5	3
International franchise	7	6	9	14
Total franchise/area license restaurants opened	18	17	37	49
Franchise/area license restaurants closed:
Domestic franchise	(7)	(4)	(19)	(10)
Domestic area license	(1)	(4)	(6)	(5)
International franchise	(2)	—	(7)	(6)
Total franchise/area license restaurants closed	(10)	(8)	(32)	(21)
Net franchise/area license restaurant development	8	9	5	28
Refranchised by the Company	—	—	—	1
Franchise restaurants reacquired by the Company	—	—	—	(1)
Net franchise/area license restaurant development	8	9	5	28

Summary - end of period:
Franchise	1,675	1,652	1,675	1,652
Area license	161	162	161	162
Total IHOP restaurants, end of period	1,836	1,814	1,836	1,814
Domestic	1,708	1,691	1,708	1,691
International	128	123	128	123

For the full year of 2019, we expect Applebee's franchisees to close between 30 and 40 net restaurants globally, the majority of which are expected to be domestic closures. IHOP franchisees and area licensees are projected to develop between 10 and 20 net new IHOP restaurants globally, the majority of which are expected to be domestic openings.

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

CONSOLIDATED RESULTS OF OPERATIONS
Comparison of the Three and Nine Months ended September 30, 2019 and 2018
Events Impacting Comparability of Financial Information
Acquisition of Franchise Restaurants

In December 2018, we acquired 69 Applebee's restaurants in North and South Carolina from a former Applebee's franchisee. While we currently intend to own and operate these restaurants for the near term, we will assess and monitor opportunities to refranchise these restaurants under favorable circumstances. We operated no restaurants of either brand during the three and nine months ended September 30, 2018.

Franchisor Contributions to the Applebee’s NAF in 2018

We contributed $30.0 million to the Applebee's NAF during the nine months ended September 30, 2018, to mitigate the decline in franchisee contributions due to restaurant closures and the non-timely payment of advertising fees by certain franchisees. Our contributions to the Applebee's NAF ceased as of June 30, 2018.

Temporary Increase in Franchisee Contribution Rate to the Applebee's NAF

The contribution rate to the Applebee’s NAF for virtually all Applebee’s franchisees was 3.50% of their gross sales for the period from January 1, 2018 to June 30, 2018. Such franchisees agreed to an incremental temporary increase of 0.75% in the advertising contribution rate to 4.25%, effective July 1, 2018 to December 31, 2019. As a result, the advertising contribution rate for virtually all Applebee's franchisees was 4.25% during the nine months ended September 30, 2019, as compared to 3.50% during the first six months of 2018 and 4.25% for the third quarter of 2018. This increased advertising revenue by $15.2 million for the nine months ended September 30, 2019 compared to the same period on 2018; there was no impact on advertising revenue for the three months ended September 30, 2019 as the contribution rate was the same during the third quarters of each year.

In July 2019, such franchisees agreed to extend the temporary increase in the advertising contribution rate to 4.25% through December 31, 2020.
Financial Results

Revenue	Three months ended September 30,		Favorable (Unfavorable) Variance	Nine months ended September 30,		Favorable (Unfavorable) Variance
	2019	2018		2019	2018

	(In millions)
Franchise operations	$156.2	$162.1	$(5.9)	$487.8	$469.3	$18.5
Rental operations	29.0	30.1	(1.1)	89.6	91.3	(1.7)
Company restaurant operations	30.5	—	30.5	100.0	—	100.0
Financing operations	1.7	1.9	(0.2)	5.3	6.1	(0.8)
Total revenue	$217.4	$194.1	$23.3	$682.7	$566.7	$116.0
Change vs. prior period	12.0%			20.5%

Total revenue for the three months ended September 30, 2019 increased compared with the same period of the prior year, primarily due to the operation of 69 Applebee's restaurant acquired in December 2018 and IHOP restaurant development over the past 12 months. These items were partially offset by the unfavorable impact on franchise royalty and advertising revenue of Applebee's restaurant closures and a 1.6% decline in Applebee's domestic same-restaurant sales as well as a decline in interest income in rental and financing operations.

Total revenue for the nine months ended September 30, 2019 increased compared with the same periods of the prior year, primarily due to the operation of 69 Applebee's restaurant acquired in December 2018, the impact of a higher advertising contribution rate on Applebee's advertising revenue and IHOP restaurant development over the past 12 months. These items were partially offset by the unfavorable impact of Applebee's restaurant closures on franchise royalty and advertising revenue as well as a decline in interest income in rental and financing operations.

Gross Profit	Three months ended September 30,		Favorable (Unfavorable) Variance	Nine months ended September 30,		Favorable (Unfavorable) Variance
	2019	2018		2019	2018

	(In millions)
Franchise operations	$81.6	$83.7	$(2.1)	$254.0	$226.2	$27.8
Rental operations	6.4	7.1	(0.7)	21.4	22.9	(1.5)
Company restaurant operations	0.2	—	0.2	6.9	—	6.9
Financing operations	1.5	1.8	(0.3)	4.8	5.6	(0.8)
Total gross profit	$89.7	$92.6	$(2.9)	$287.1	$254.7	$32.4
Change vs. prior period	(3.1)%			12.7%

Total gross profit for the three months ended September 30, 2019 decreased compared with the same period of the prior year, primarily due to a decrease in Applebee's franchise revenue because of restaurant closures and a 1.6% decline in domestic same-restaurant sales. Operation of 69 Applebee's restaurants had an unfavorable impact of $1.0 million on total gross profit for the three months ended September 30, 2019 as the gross profit of $0.2 million from operating the restaurants was more than offset by royalties of approximately $1.2 million that would have been recognized in franchise operations had the restaurants been franchisee-operated.

Total gross profit for the nine months ended September 30, 2019 increased compared with the same period of the prior year, primarily due to a contribution of $30.0 million we made to the Applebee's NAF during the nine months ended September 30, 2018 that did not recur in 2019. Operation of 69 Applebee's restaurants favorably impacted total gross profit for the nine months ended September 30, 2019 by $3.0 million, as the gross profit of $6.9 million from operating the 69 restaurants was partially offset by royalties of approximately $3.9 million that would have been recognized in franchise operations had the restaurants been franchisee-operated. IHOP restaurant development over the past 12 months also contributed to the increase in gross profit.

	Three months ended September 30,		Favorable (Unfavorable) Variance	Nine months ended September 30,		Favorable (Unfavorable) Variance
Franchise Operations	2019	2018		2019	2018
	(In millions, except number of restaurants)
Effective Franchise Restaurants:(1)
Applebee’s	1,741	1,875	(134)	1,752	1,899	(147)
IHOP	1,825	1,802	23	1,816	1,791	25

Franchise Revenues:
Applebee’s franchise fees	$38.6	$42.6	$(4.0)	$123.3	$127.6	$(4.3)
IHOP franchise fees	50.1	48.5	1.6	152.6	148.2	4.4
Advertising fees	67.5	71.0	(3.5)	211.9	193.6	18.3
Total franchise revenues	156.2	162.1	(5.9)	487.8	469.3	18.5
Franchise Expenses:
Applebee’s	0.4	1.2	0.8	2.1	30.7	28.6
IHOP	6.7	6.1	(0.6)	19.8	18.9	(0.9)
Advertising expenses	67.5	71.0	3.5	211.9	193.6	(18.3)
Total franchise expenses	74.6	78.3	3.8	233.8	243.2	9.4
Franchise Gross Profit:
Applebee’s	38.2	41.3	(3.1)	121.2	96.9	24.3
IHOP	43.4	42.4	1.0	132.8	129.3	3.5
Total franchise gross profit	$81.6	$83.7	$(2.1)	$254.0	$226.2	$27.8
Gross profit as % of revenue (2)	52.3%	51.7%		52.1%	48.2%
Gross profit as % of franchise fees (2) (3)	92.0%	92.0%		92.1%	82.0%
 _____________________________________________________
(1) Effective Franchise Restaurants are the weighted average number of franchise and area license restaurants open in each fiscal period, adjusted to account for restaurants open for only a portion of the period.
(2) Percentages calculated on actual amounts, not rounded amounts presented above.
(3) From time to time, advertising fee revenue may be different from advertising expenses in a given accounting period. Over the long term, advertising activity should not generate gross profit or loss.

Applebee’s franchise fee revenue for the three months ended September 30, 2019 decreased 9.3% compared to the same period of the prior year. Approximately $2.0 million of the decrease was due to 134 fewer effective franchise restaurants in operation, the number of which declined due to our acquisition of 69 Applebee's restaurants in North and South Carolina from a former Applebee's franchisee in December 2018 and to restaurant closures by franchisees. A decrease of 1.7% in domestic franchise same-restaurant sales and a decrease in revenue recognized upon cash collection also contributed to the decline in franchise revenue. Revenue that had been recognized upon cash collection during the three months ended September 30, 2018 did not recur during the three months ended September 30, 2019 as franchisee health improved.

The decrease in Applebee's franchise expenses for the three months ended September 30, 2019 compared with the same period of the prior year was primarily due to a decrease in bad debt expense.

IHOP franchise fee revenue for the three months ended September 30, 2019 increased 3.3% compared to the same period of the prior year, primarily due to an increase in franchise fees and restaurant development over the past twelve months. IHOP franchise expenses for the three months ended September 30, 2019 increased slightly from the same period of the prior year primarily due to small increases in contributions to the IHOP NAF and bad debt expense.

Gross profit decreased for the three months ended September 30, 2019 compared to the same period of the prior year, primarily due to the decrease in Applebee's franchise revenue.

Applebee’s franchise fee revenue for the nine months ended September 30, 2019 decreased 3.3% compared to the same period of the prior year. Revenue declined approximately $7.2 million due to 147 fewer effective franchise restaurants in operation during the period, the number of which declined due to restaurant closures by franchisees and to our acquisition of 69 Applebee's restaurants as noted above. Credits against royalties for delivery charges and a decrease in international royalty revenue also contributed to the decline in Applebee's franchise revenue. These decreases were partially offset by an improvement in revenue collectibility of $4.4 million as a result of favorable changes in franchisee health.

The significant decrease in Applebee's franchise expenses for the nine months ended September 30, 2019 compared with the same period of the prior year was primarily due to a decrease of $30.0 million in franchisor contributions to the Applebee's NAF. Our franchisor contributions to the Applebee's NAF ceased as of June 30, 2018. This favorable item was partially offset by a $2.0 million decrease in bad debt recoveries that had taken place during the first nine months of 2018 but did not recur to the same degree in 2019. Applebee's bad debt expense was a net credit of $1.1 million during the nine months ended September 30, 2019 compared to a net credit of $3.2 million during the nine months ended September 30, 2018.

IHOP franchise fee revenue for the nine months ended September 30, 2019 increased 3.0% compared to the same period of the prior year, primarily due to an increase in royalties and sales of pancake and waffle dry mix as result of net restaurant development over the past twelve months and a 1.1% increase in domestic same-restaurant sales.

The IHOP franchise expenses for the nine months ended September 30, 2019 decreased compared with the same period of the prior year, primarily due to a decrease in bad debt expense of $0.7 million, partially offset by an increase in purchases of pancake and waffle dry mix.

Gross profit, gross profit as a percentage of revenue and gross profit as a percentage of franchise fees increased for the nine months ended September 30, 2019 compared to the same period of the prior year, primarily due to the $30.0 million franchisor contribution to the Applebee's NAF made during the comparable period of 2018 that did not recur in 2019, partially offset by a decrease in Applebee's bad debt recoveries.

Advertising revenue and expense for the three months ended September 30, 2019 decreased compared to the same period of the prior year, primarily due to a decrease in revenue recognized upon cash collection of advertising fees from certain Applebee's franchisees, Applebee's restaurant closures and a decrease in Applebee's domestic same-restaurant sales, partially offset by IHOP net restaurant development over the past twelve months. Advertising revenue that had been recognized upon cash collection during the three months ended September 30, 2018 did not recur during the three months ended September 30, 2019 as franchisee health improved.

Advertising revenue and expense for the nine months ended September 30, 2019 increased compared to the same period of the prior year, primarily due to an increase in the franchisee advertising contribution rate to the Applebee's NAF. As discussed under “Events Impacting Comparability of Financial Information,” virtually all domestic Applebee's franchisees agreed to an incremental temporary increase of 0.75% in the advertising contribution rate to 4.25% effective July 1, 2018. The rate increase was in effect for all nine months of 2019 as compared to only three months (July-September) of 2018. This change resulted in $15.2 million of the increase. In addition, advertising revenue and expense increased due to an improvement of franchisee collectibility of advertising fees from certain Applebee's franchisees, IHOP net restaurant development over the past twelve months and an increase in IHOP domestic franchise and area license same-restaurant sales, partially offset by the 147-unit decrease in the number of Applebee's effective restaurants noted above.

It is our accounting policy to recognize any deficiency or recovery of a previously recognized deficiency in advertising fee revenue compared to advertising expenditure in the fourth quarter of our fiscal year.

Rental Operations	Three months ended September 30,		Favorable (Unfavorable) Variance	Nine months ended September 30,		Favorable (Unfavorable) Variance
	2019	2018		2019	2018
	(In millions)
Rental revenues	$29.0	$30.1	$(1.1)	$89.6	$91.3	$(1.7)
Total rental expenses	22.6	23.0	0.4	68.2	68.4	0.2
Rental operations gross profit	$6.4	$7.1	$(0.7)	$21.4	$22.9	$(1.5)
Gross profit as % of revenue (1)	22.0%	23.7%		23.9%	25.1%
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

Rental segment revenue for the three months ended September 30, 2019 decreased as compared to the same period of the prior year primarily due to a progressive decline of $0.4 million in interest income as direct financing leases are repaid, an increase in credits for delivery charges and a decrease in rental income based on a percentage of franchisees' retail sales. Rental segment expenses for the three months ended September 30, 2019 decreased as compared to the same period of the prior year primarily due to a $0.5 million decline in interest expense as finance lease obligations are repaid.

Rental segment revenue for the nine months ended September 30, 2019 decreased as compared to the same period of the prior year primarily due to a progressive decline of $1.1 million in interest income as direct financing leases are repaid, a decrease in rental income based on a percentage of franchisees' retail sales and an increase in credits for delivery charges. Rental segment expenses for the nine months ended September 30, 2019 were essentially unchanged from the same period of the prior year.

Company Restaurant Operations

As discussed above under “Events Impacting Comparability of Financial Information,” we acquired 69 Applebee’s restaurants in North Carolina and South Carolina in December 2018. We had no company-operated restaurants of either brand during the three and nine months ended September 30, 2018.

Financing Operations

Financing revenues primarily consist of interest income from the financing of IHOP equipment leases and franchise fees, sales of equipment associated with refranchised IHOP restaurants and interest income on Applebee's notes receivable from franchisees. Financing expenses are the cost of any restaurant equipment sold associated with refranchised IHOP restaurants.

Financing revenue and gross profit for the three and nine months ended September 30, 2019 declined primarily due to decreases in interest income as note balances are repaid.

G&A Expenses	Three months ended September 30,		Favorable (Unfavorable) Variance	Nine months ended September 30,		Favorable (Unfavorable) Variance
	2019	2018		2019	2018
	(In millions)
	$38.9	$40.8	$1.8	$121.1	$121.4	$0.3

G&A expenses for the three months ended September 30, 2019 decreased 4.5% compared to the same period of the prior year, primarily due to lower costs of incentive compensation, partially offset by increased depreciation on capitalized software projects and an increase in consumer research costs.

G&A expenses for the nine months ended September 30, 2019 decreased slightly compared to the same period of the prior year, primarily due to an increase in software maintenance costs and depreciation on capitalized software projects, partially offset by decreases in travel and conference expenses and costs of professional services. The decrease in travel and conference costs partly was due to the timing of a franchisee conference that took place in the fourth quarter of 2019 as compared to the third quarter of 2018.

Loss on Extinguishment of Debt

As discussed in additional detail under “Liquidity and Capital Resources,” on June 5, 2019, we repaid our outstanding long-term debt of $1.28 billion with an anticipated repayment date of September, 2021 (the “2014 Notes”) with proceeds from the issuance of new debt totaling $1.3 billion, comprised of tranches of $700 million and $600 million having anticipated repayment dates of June 2024 and June 2026, respectively. In connection with this transaction, we recognized a loss on extinguishment of debt of $8.3 million for the nine months ended September 30, 2019, representing the remaining unamortized issuance costs associated with the 2014 Notes.

Debt Refinancing Costs

During the three months ended September 30, 2018, we explored opportunities related to possible refinancing of our long-term debt. On September 5, 2018, certain subsidiaries of the Company entered into a financing facility that allows for drawings of up to $225 million of variable funding notes on a revolving basis and the issuance of letters of credit (the “2018 Variable Funding Notes”). In connection with issuance of the 2018 Variable Funding Notes, on September 5, 2018, we terminated the Note Purchase Agreement, dated September 30, 2014 (the “2014 Note Purchase Agreement”), related to the Series 2014-1 Class A-1 Notes (the “2014 Class A-1 Notes”) that were replaced by the 2018 Variable Funding Notes. In connection with the termination of the 2014 Note Purchase Agreement, we recognized as expense approximately $0.9 million of remaining unamortized issuance costs associated with the 2014 Class A-1 Notes.

We incurred approximately $1.6 million of costs in evaluating options with respect to refinancing our securitization debt. After completing the evaluation, we did not consummate a refinancing transaction and the entire $1.6 million was charged to expense during the three months ended September 30, 2018.

The combined total related to these transactions of $2.5 million is reported as “Debt refinancing costs” in the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2018.

Other Income and Expense Items	Three months ended September 30,		Favorable (Unfavorable) Variance	Nine months ended September 30,		Favorable (Unfavorable) Variance
	2019	2018		2019	2018
	(In millions)
Interest expense, net	$15.2	$15.4	$0.2	$45.2	$46.1	$0.9
Amortization of intangible assets	2.9	2.5	(0.4)	8.8	7.5	(1.3)
Closure and impairment	0.2	0.2	0.1	0.6	0.1	(0.5)
Loss (gain) on disposition of assets	0.7	(0.1)	(0.8)	1.2	(1.5)	(2.7)
Total	$19.1	$18.1	$(1.0)	$55.8	$52.2	$(3.6)

Interest expense, net

Interest expense, net for the three months ended September 30, 2019 was slightly lower compared to the same period of the prior year, primarily due to lower non-cash amortization of deferred financing costs. Interest expense, net for the nine months ended September 30, 2019 was lower than the same periods of the prior year, primarily due to an increase in interest income and lower interest expense on borrowings under revolving credit facilities.

Amortization of intangible assets

Amortization of intangible assets for the three and nine months ended September 30, 2019 increased compared to the same periods of the prior year due to amortization of reacquired franchise rights recognized in conjunction with the December 2018 acquisition of 69 Applebee's restaurants.

Closure and impairment

There were no individually significant closure and impairment charges during the three and nine months ended September 30, 2019 and 2018.

During the nine months ended September 30, 2019, we performed assessments to determine whether events or changes in circumstances have occurred that could indicate a potential impairment to our goodwill and indefinite-lived intangible assets. We considered, among other things, changes in our key performance indicators during the nine months ended September 30, 2019 and what, if any, impact that performance had on our long-term view of future trends in sales, operating expenses, overhead expenses, depreciation, capital expenditures and changes in working capital. We also considered the current market price of our common stock and the continuing impact of the Tax Cuts and Jobs Act of 2017. We concluded that an interim test for impairment was not necessary as of September 30, 2019. We also considered whether there were any indicators that the carrying value of tangible long-lived assets may not be recoverable. No significant indicators were noted.

Loss/gain on disposition of assets

During the three and nine months ended September 30, 2019, we recognized a loss on disposal of capitalized software of $0.8 million. During the nine months ended September 30, 2018, the sublease tenant of a property with lease terms favorable to the Company purchased the property, which allowed us to recognize a gain of $1.4 million on disposition of the favorable lease asset. Other than these items, there were no individually significant asset dispositions during the three and nine months ended September 30, 2019 and 2018.

Income Taxes	Three months ended September 30,		Favorable (Unfavorable) Variance	Nine months ended September 30,		Favorable (Unfavorable) Variance
	2019	2018		2019	2018
	(In millions)
Income tax provision	$7.8	$7.7	(0.1)	$25.0	$25.2	$(0.2)
Effective tax rate	24.6%	24.5%	(0.1)%	24.5%	32.1%	7.6%
Our income tax provision will vary from period to period for two reasons: a change in income before income taxes and a change in the effective tax rate. Changes in our income before income taxes were addressed in the preceding sections of “Consolidated Results of Operations - Comparison of the Three and Nine Months Ended September 30, 2019 and 2018.”
Our effective tax rate for the three months ended September 30, 2019 was essentially the same as the rate for the three months ended September 30, 2018. However, our effective tax rate for the nine months ended September 30, 2019 was lower than the rate of the comparable period of the prior year. During the second quarter of 2018, we increased our tax provision by $5.7 million related to adjustments resulting from IRS audits for tax years 2011 through 2013, which increased our effective tax rates for the nine months ended September 30, 2018. The IRS examination of tax years 2011 to 2013 concluded during the second quarter of 2019, and the Company received a refund of $13.3 million, inclusive of interest income of $0.9 million.

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

The New Notes were issued in a securitization transaction pursuant to which substantially all the domestic revenue-generating assets and domestic intellectual property held by the Co-Issuers and certain other special-purpose, wholly-owned indirect subsidiaries of the Company (the “Guarantors”) were pledged as collateral to secure the New Notes. See Note 8 - Long-Term Debt, of the Notes to Consolidated Financial Statements included in this report for additional information regarding the New Notes.

We used the majority of the net proceeds of the offering to repay the entire outstanding balance of approximately $1.28 billion of Series 2014-1 4.277% Fixed Rate Senior Notes, Class A-2 (the “2014 Class A-2 Notes”). We used the remaining proceeds from the offering to pay for transaction costs associated with the securitization refinancing transaction and for general corporate purposes.

While the 2019 Class A-2 Notes are outstanding, payment of principal and interest is required to be made on the 2019 Class A-2 Notes on a quarterly basis. The payment of principal on the 2019 Class A-2 Notes may be suspended when the leverage ratio for the Company and its subsidiaries is less than or equal to 5.25x for the immediately preceding quarterly calculation date and no rapid amortization event has occurred and is continuing. As of September 30, 2019, the Company's leverage ratio was 4.65x; accordingly, no principal payment on the 2019 Class A-2 Notes will be required during the fourth quarter of 2019. Exceeding the leverage ratio of 5.25x does not violate any covenant related to the New Notes.

The New Notes are subject to customary rapid amortization events for similar types of financing, including events tied to our failure to maintain the stated debt service coverage ratio (“DSCR”). Failure to maintain a prescribed DSCR can trigger a Cash Flow Sweeping Event, A Rapid Amortization Event, a Manager Termination Event or a Default Event as described below. In a Cash Flow Sweeping Event, the Trustee is required to retain 50% of excess Cash Flow (as defined in the New Notes) in a restricted account. In a Rapid Amortization Event, all excess Cash Flow is retained and used to retire principal amounts of debt. Key DSCRs are as follows:

•DSCR less than 1.75x - Cash Flow Sweeping Event
•DSCR less than 1.20x - Rapid Amortization Event
•Interest-only DSCR less than 1.20x - Manager Termination Event
•Interest-only DSCR less than 1.10x - Default Event

Our DSCR for the reporting period ended September 30, 2019 was 4.35x as compared to 4.43x for the reporting period ended June 30, 2019 (as revised). The DSCR for the reporting period ended June 30, 2019, previously reported as 5.40x, was revised to conform to the requirements of the indenture under which the New Notes were issued.

Use of Credit Facilities

We have not drawn on the 2019 Class A-1 Notes subsequent to their June 5, 2019, issuance. At September 30, 2019, $2.8 million was pledged against the 2019 Class A-1 Notes for outstanding letters of credit, leaving $222.2 million of 2019 Class A-1 Notes available for borrowing. The letters of credit are used primarily to satisfy insurance-related collateral requirements.

During the nine months ended September 30, 2019, we repaid $25.0 million of 2018 Class A-1 Notes, representing the amount outstanding at December 31, 2018; we did not draw additional amounts on the 2018 Class A-1 Notes prior to their replacement with the 2019 Class A-1 Notes on June 5, 2019. The maximum amount of 2018 Class A-1 Notes outstanding during the nine months ended September 30, 2019 was $25.0 million and the weighted average interest rate on the 2018 Class A-1 Notes for the period outstanding was 4.88%.

Debt Issuance Costs

We incurred costs of approximately $12.9 million in connection with the issuance of the 2019 Class A-2 Notes. These debt issuance costs are being amortized using the effective interest method over estimated life of each tranche of the 2019 Class A-2 Notes. Amortization costs of $0.5 million and $0.6 million were included in interest expense for the three and nine months ended September 30, 2019, respectively. Unamortized debt issuance costs of $12.3 million are reported as a direct reduction of the Class A-2 Notes in the Consolidated Balance Sheets.

We incurred costs of approximately $0.2 million in connection with the replacement of the 2018-1 Class A-1 Notes with the 2019-1 Class A-1 Notes. These debt issuance costs have been added to the remaining unamortized costs of approximately $2.8 million related to the 2018-1 Class A-1 Notes, the total of which costs is now being amortized using the effective interest method over the estimated five-year life of the 2019-1 Class A-1 Notes. Amortization of $0.2 million and $0.7 million were included in interest expense for the three and nine months ended September 30, 2019, respectively.

Unamortized debt issuance costs of $2.8 million related to the 2019-1 Class A-1 Notes are reported as other long-term assets in the Consolidated Balance Sheets at September 30, 2019.

Loss on Extinguishment of Debt

In connection with the repayment of the 2014 Class A-2 Notes, the Company recognized a loss on extinguishment of debt of $8.3 million, representing the remaining unamortized costs related to the 2014 Class A-2 Notes. Prior to the extinguishment on June 5, 2019, amortization costs of $1.4 million associated with the 2014 Class A-2 Notes were included in interest expense for the nine months ended September 30, 2019.

Capital Allocation

Dividends

During the nine months ended September 30, 2019, we paid dividends on common stock of $35.3 million, representing a cash dividend of $0.63 per share declared in the fourth quarter of 2018, paid in January 2019 and cash dividends of $0.69 per share declared in the first and second quarters of 2019, paid in April 2019 and July 2019, respectively. On August 1, 2019, the Company's Board of Directors declared a third quarter 2019 cash dividend of $0.69 per share of common stock. This dividend was paid on October 4, 2019 to stockholders of record at the close of business on September 20, 2019. We reported dividends payable of $11.8 million at September 30, 2019.

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

A summary of shares repurchased under the 2019 Repurchase Program and the 2015 Repurchase Program, during the three and nine months ended September 30, 2019 and cumulatively, is as follows:

	Shares	Cost of shares
		(In millions)
2019 Repurchase Program:
Repurchased during the three months ended September 30, 2019	523,898	$42.7
Repurchased during the nine months ended September 30, 2019	956,847	$81.7
Cumulative (life-of-program) repurchases	956,847	$81.7
Remaining dollar value of shares that may be repurchased	n/a	$118.3

2015 Repurchase Program:
Repurchased during the three months ended September 30, 2019	—	$—
Repurchased during the nine months ended September 30, 2019	110,499	$8.4
Cumulative (life-of-program) repurchases	1,589,995	$126.2
Remaining dollar value of shares that may be repurchased	n/a	n/a

We evaluate dividend payments on common stock and repurchases of common stock within the context of our overall capital allocation strategy with our Board of Directors on an ongoing basis, giving consideration to our current and forecast earnings, financial condition, cash requirements and other factors.

From time to time, we also repurchase shares owned and tendered by employees to satisfy tax withholding obligations on the vesting of restricted stock awards. Shares are deemed purchased at the closing price of our common stock on the vesting date. See Part II, Item 2 for detail on all share repurchase activity during the third quarter of 2019.

Cash Flows

In summary, our cash flows for the nine months ended September 30, 2019 and 2018 were as follows:

	Nine months ended September 30,
	2019	2018	Variance
	(In millions)
Net cash provided by operating activities	$105.6	$61.6	$44.0
Net cash (used in) provided by investing activities	(4.0)	3.4	(7.4)
Net cash used in financing activities	(149.1)	(68.9)	(80.2)
Net decrease in cash, cash equivalents and restricted cash	$(47.5)	$(3.9)	$(43.6)

Operating Activities

Cash provided by operating activities increased $44.0 million during the nine months ended September 30, 2019 compared to the same period of the prior year. Our net income plus the non-cash reconciling items shown in our statements of cash flows (primarily depreciation, deferred taxes, stock-based compensation and loss on extinguishment of debt) increased $39.0 million from 2018. This change was primarily due to an increase in gross profit, a lower effective tax rate and a loss on extinguishment of debt that did not use cash, each of which was discussed in preceding sections of the MD&A. Additionally, net changes in working capital used cash of $9.8 million during the nine months ended September 30, 2019 compared to using cash of $14.8 million during the same period of the prior year. This favorable change of $5.0 million between years primarily resulted from a decrease in prepaid rent due to timing, partially offset by an increase in payments for income taxes. The increase of $44.0 million in cash provided by operating activities for the nine months ended September 30, 2019 was due to the favorability of $39.0 million in net income plus non-cash reconciling items and the favorable change of $5.0 million in cash used by working capital changes.

Investing Activities

Investing activities used net cash of $4.0 million for the nine months ended September 30, 2019. Capital expenditures of $13.4 million and loans to franchisees of $7.0 million were partially offset by principal receipts from notes, equipment contracts and other long-term receivables of $16.2 million. Investing activities provided net cash of $3.4 million for the nine months ended September 30, 2018. The unfavorable change of $7.4 million was due to a balloon payment on a long-term receivable collected in 2018 that did not recur in 2019 and to an increase in capital expenditures during the nine months ended September 30, 2019 compared to the same period of 2018.

Financing Activities

Financing activities used net cash of $149.1 million for the nine months ended September 30, 2019. As discussed above, we received proceeds of $1.3 billion from issuance of our 2019 Class A-2 Notes that were used to repay $1.28 billion of our 2014 Class A-2 Notes and to pay $12.7 million for costs associated with issuance of the New Notes. Other cash used in financing activities primarily consisted of repayments of 2018-1 Class A-1 Notes of $25.0 million, cash dividends paid on our common stock totaling $35.3 million, repurchases of our common stock totaling $90.1 million and repayments of finance lease obligations of $10.3 million. These financing outflows were partially offset by a net cash inflow of approximately $8.1 million related to equity compensation awards.
Financing activities used net cash of $68.9 million for the nine months ended September 30, 2018. The increase of $80.2 million in the net cash outflow for financing activities was primarily due to a $62.2 million increase in stock repurchases and a $9.6 million increase in debt issuance costs paid.

Cash and Cash Equivalents

At September 30, 2019, our cash and cash equivalents totaled $100.5 million, including $43.9 million of cash held for gift card programs and advertising funds. Additionally, our franchisor subsidiaries held a total of approximately $30.0 million in cash at September 30, 2019, to maintain certain net worth requirements under state franchise disclosure laws.

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

	Nine months ended September 30,
	2019	2018	Variance
	(In millions)
Cash flows provided by operating activities	$105.6	$61.6	$44.0
Receipts from notes and equipment contracts receivable	8.6	12.0	(3.4)
Additions to property and equipment	(13.4)	(11.0)	(2.4)
Adjusted free cash flow	$100.8	$62.6	$38.2

The increase in adjusted free cash flow for the nine months ended September 30, 2019 compared to the same period of the prior year is primarily due to the increase in cash from operating activities discussed above.

Statement of Financial Position

As discussed in Note 3 - Accounting Standards Adopted and Newly Issued Accounting Standards Not Yet Adopted, in the Notes to Consolidated Financial Statements, we adopted the guidance as codified in ASC 842 with respect to accounting for leases. We adopted this change in accounting principle using the modified retrospective method as of the first day of our first fiscal quarter of 2019. Upon adoption of ASC 842, we recognized operating lease obligations of $453.0 million, which represented the present value of the remaining minimum lease payments, discounted using our incremental borrowing rate. We recognized operating lease right-of-use assets of $395.6 million and also recognized an adjustment to retained earnings upon adoption of $5.0 million, net of tax of $1.7 million, primarily related to an impairment resulting from an unfavorable differential between lease payments to be made and sublease rentals to be received on certain leases. The remaining difference of $50.7 million between the recognized operating lease obligation and right-of-use assets related to the derecognition of certain assets and liabilities that had been recorded in accordance with U.S. GAAP that had been applied prior to the adoption of ASC 842, primarily $43.3 million of accrued rent payments. Lease-related reserves for lease incentives, closed restaurants and unfavorable leaseholds were also derecognized. The accounting for our existing finance (capital) leases upon adoption of ASC 842 remained substantially unchanged. Adoption of ASC 842 had no significant impact on our cash flows from operations or our results of operations.

Off-Balance Sheet Arrangements

We have obligations for guarantees on certain franchisee lease agreements, as disclosed in Note 13 - Commitments and Contingencies, of Notes to Consolidated Financial Statements of Part I, Item 1 of this Form 10-Q. Other than such guarantees, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K as of September 30, 2019.

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

A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2018. During the nine months ended September 30, 2019, there were no significant changes in our estimates and critical accounting policies, other than our accounting policy for leases, which changed because of the adoption of ASC 842 as discussed in Note 3 - Accounting Standards Adopted and Newly Issued Accounting Standards Not Yet Adopted, in the Notes to Consolidated Financial Statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Company
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Approximate dollar value of shares that may yet be purchased under the plans or programs (b)
July 1, 2019 - July 28, 2019(a)	90,142	$94.76	87,999	$152,700,000
July 29, 2019 - August 25, 2019(a)	302,269	80.98	300,971	$128,300,000
August 26, 2019 - September 29, 2019(a)	135,515	74.11	134,928	$118,300,000
	527,926	$81.57	523,898	$118,300,000
(a) These amounts include 2,143 shares owned and tendered by employees at an average price of $95.99 per share during the fiscal month ended July 28, 2019, 1,298 shares owned and tendered by employees at an average price of $75.63 per share during the fiscal month ended August 25, 2019 and 587 shares owned and tendered by employees at an average price of $73.87 per share during the fiscal month ended September 29, 2019, to satisfy tax withholding obligations arising upon vesting of restricted stock awards. Shares so surrendered by the participants are repurchased by us pursuant to the terms of the plan under which the shares were issued and the applicable individual award agreements and not pursuant to publicly announced repurchase authorizations.
(b)   In February 2019, the Company’s Board of Directors approved the 2019 Repurchase Program authorizing the Company to repurchase up to $200 million of the Company's common stock. The 2019 Repurchase Program, as approved by the Board of Directors, does not require the repurchase of a specific number of shares and can be terminated at any time.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

None.

Item 6. Exhibits.

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Schema Document.***
101.CAL	Inline XBRL Calculation Linkbase Document.***
101.DEF	Inline XBRL Definition Linkbase Document.***
101.LAB	Inline XBRL Label Linkbase Document.***
101.PRE	Inline XBRL Presentation Linkbase Document.***
104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    Filed herewith.

**
The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

***
Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 and 104 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dine Brands Global, Inc. (Registrant)

Dated:	30th day of October, 2019	By:	/s/ Stephen P. Joyce
Stephen P. Joyce Chief Executive Officer (Principal Executive Officer)

Dated:	30th day of October, 2019	By:	/s/ Thomas H. Song
Thomas H. Song Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)