Form 10-K
period 2019-12-31
Dine Brands Global, Inc.
filed 2020-02-24
CIK 49754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 001-15283
Dine Brands Global, Inc.
(Exact name of registrant as specified in its charter)

Delaware		95-3038279
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
450 North Brand Boulevard,
Glendale,	CA	91203-1903
(Address of principal executive offices)		(Zip Code)

(818)	240-6055
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	DIN	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐
		Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2019 was $1.56 billion.
As of February 17, 2020, the Registrant had 16,487,372 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on Tuesday, May 12, 2020 are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be part of this report.

DINE BRANDS GLOBAL, INC. AND SUBSIDIARIES
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2019

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
Factors that could cause actual results to differ materially from the projections, forecasts, estimates and expectations discussed in this Annual Report on Form 10-K include, among other things: general economic conditions; our level of indebtedness; compliance with the terms of our securitized debt; our ability to refinance our current indebtedness or obtain additional financing; our dependence on information technology; potential cyber incidents; risks associated with doing business in international markets; the results of litigation and other legal proceedings; third-party claims with respect to intellectual property assets; delivery initiatives and use of third-party delivery vendors; our allocation of human capital and our ability to attract and retain management and other key employees; compliance with federal, state and local governmental regulations; risks associated with our self-insurance; natural disasters or other serious incidents; our success with development initiatives outside of our core business; the adequacy of our internal controls over financial reporting and future changes in accounting standards; the implementation of restaurant development plans; our dependence on our franchisees; the concentration of our Applebee’s franchised restaurants in a limited number of franchisees; the financial health of our franchisees, including any insolvency or bankruptcy; credit risks from our IHOP franchisees operating under our previous IHOP business model in which we built and equipped IHOP restaurants and then franchised them to franchisees; insufficient insurance coverage to cover potential risks associated with the ownership and operation of restaurants; our franchisees’ and other licensees’ compliance with our quality standards and trademark usage; general risks associated with the restaurant industry; potential harm to our brands’ reputation; risks of food-borne illness or food tampering; the availability of suitable locations for new restaurants; shortages or interruptions in the supply or delivery of products from third parties or availability of utilities; the management and forecasting of appropriate inventory levels; development and implementation of innovative marketing and use of social media; changing health or dietary preference of consumers; possible future impairment charges; trading volatility and fluctuations in the price of our stock; our ability to achieve the financial guidance we provide to investors; successful implementation of our business strategy; and other matters in the “Risk Factors” section of this Annual Report on Form 10-K, many of which are beyond our control.

Fiscal Year End

We have a 52/53 week fiscal year ending on the Sunday nearest to December 31 of each year. For convenience, in this annual report on Form 10-K, we refer to all fiscal years as ending on December 31 and all interim fiscal quarters as ending on March 31, June 30 and September 30 of the respective fiscal year. There were 52 calendar weeks in our 2019, 2018 and 2017 fiscal years that ended on December 29, 2019, December 30, 2018, and December 31, 2017, respectively.

PART I

Item 1.    Business
Dine Brands Global, Inc.SM, together with its subsidiaries (referred to as the “Company,” “Dine Brands Global,” “we,” “our” and “us”), owns, franchises and operates the Applebee's Neighborhood Grill + Bar® (“Applebee's”) concept in the bar and grill segment within the casual dining category of the restaurant industry and owns and franchises the International House of Pancakes® (“IHOP”) concept in the family dining category of the restaurant industry. References herein to Applebee's® and IHOP® restaurants are to these two restaurant concepts, whether operated by franchisees, area licensees and their sub-licensees or by us. As of December 31, 2019, the substantial majority of our 3,628 restaurants across both brands were franchised. We believe this highly franchised business model requires less capital investment and general and administrative overhead, generates higher gross profit margins and reduces the volatility of adjusted free cash flow performance, as compared to a business model based on owning a significant number of company-operated restaurants.
We generated revenue from five operating segments during the year ended December 31, 2019, comprised as follows:

•
Our two franchise operations (each a separate operating segment) - primarily royalties, advertising fees and other income from 1,718 Applebee’s franchised restaurants and 1,841 IHOP franchised and area licensed restaurants;

•	Rental operations - primarily rental income derived from lease or sublease agreements covering 657 IHOP franchised restaurants and two Applebee’s franchised restaurants;

•
Financing operations - primarily interest income from approximately $56 million of receivables for equipment leases and franchise fee notes generally associated with IHOP franchised restaurants developed before 2003 and approximately $23 million of notes receivable from Applebee's franchisees; and

•	Company restaurant operations - retail sales from 69 Applebee's company-operated restaurants we acquired from a former Applebee's franchisee in December 2018.
Most of our revenue is derived from domestic sources within these five operating segments, with approximately 72% of our total 2019 revenues being generated from our two franchise operating segments. Internationally, our restaurants are in 17 countries and three United States territories. Revenue derived from all international operations comprised less than 2% of total consolidated revenue for the year ended December 31, 2019. At December 31, 2019, there were no long-lived assets located outside of the United States. See Note 19 - Segment Reporting, of the Notes to the Consolidated Financial Statements included in this report for additional segment information.
Our Goal
Our goal is to accelerate profitable growth and create significant value for shareholders and franchisees.
Our Strategic Priorities
To build value, we seek to maximize our business by focusing on these key strategic priorities:
•Evolve strong brands and drive same-restaurant sales, traffic and system sales growth;
•Facilitate franchisee restaurant development; and
•Maintain strong financial discipline.
Our fundamental approach to brand building centers on a strategic combination of initiatives to continually innovate and evolve our existing brands as well as explore small investments in or acquisitions of new concepts. We intend to leverage our significant scale and our franchise business model to drive robust margins and cash flows. We are actively supporting our brands with focused teams that are responsible and accountable at the brand level to drive strong performance. In partnership with our franchisees, significant investments have been made and will continue to be made in marketing across traditional and digital channels to drive traffic to our restaurants. We are placing greater emphasis on quantitative analytics to leverage our favorable guest dynamics. We are investing in technology to create more ways for customers to access our brands and in new growth platforms such as on-line ordering, off premise business and delivery. We will continue to focus on generating strong adjusted free cash flow and returning a substantial portion of it to stockholders through quarterly cash dividends and repurchases of our common stock. Our business strategy includes evaluating the addition of new brands to our restaurant portfolio through mergers and acquisitions.

Corporate Social Responsibility
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
The first restaurant in what became the Applebee’s chain opened in 1980 in Decatur, Georgia. Applebee's International, Inc, (“AII”) became a public company in 1989, comprised of 100 restaurants. In November 2007, we completed the acquisition of AII, which comprised 1,455 franchised restaurants and 510 company-operated restaurants at the time of the acquisition. We subsequently refranchised all the Applebee's company-restaurants and were 100% franchised until we acquired 69 restaurants from a former Applebee's franchisee in December 2018.
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
We strive to provide genuine and neighborly service, appetizers, drinks and entrees and limited-time offers. Our menu features a selection of grill and bar fare, such as appetizers, bar snacks, burgers, pasta entrees and lighter fare, as well as cocktails, beers and desserts. We continue to enhance our very popular “Eatin’ Good in the Neighborhood” positioning, with creative, targeted, occasion-based and insight-driven marketing initiatives, such as “All-You-Can-Eat Riblets, Boneless Wings and Shrimp” and our Neighborhood drink of the month promotions that we kicked off with the first “Dollarita” promotion in 2017. Applebee's offers online ordering, a mobile app and Carside To-Go options, with delivery available through leading national service providers, such as DoorDash, Uber Eats and GrubHub. Applebee's began offering catering, a third component of our off-premise options, as a national program in 2019. Usage of the catering option is expected to grow in 2020, the first full year of activation.
As of December 31, 2019, 52 franchise groups (33 domestic and 19 international) operated 1,718 Applebee’s franchise restaurants. We operated 69 Applebee's restaurants acquired from a former franchisee in December 2018. Applebee's restaurants were in all 50 states within the United States, two United States territories and 12 countries outside of the United States. The June 17, 2019 issue of Nation's Restaurant News reported Applebee's was the second-largest casual dining concept in terms of 2018 United States system-wide sales.
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
IHOP restaurants are open throughout the day and evening hours. Approximately 45% of IHOP restaurants operate 24 hours a day, seven days a week, with 245 additional restaurants operating 24 hours a day for some portion of the week. We announced the most comprehensive remodel program in our brand’s 60-year history, “Rise ‘N’ Shine,” in late 2015. Since starting the program in 2016, our domestic franchisees have remodeled over 1,100 of their restaurants. Including new restaurants opened in the past four years, more than 75% of our domestic IHOP franchise restaurants reflect the new, contemporary look. We remain committed to giving more people, more reasons to enjoy more IHOP, more often. Placing an emphasis on building its IHOP ‘N’ Go business, IHOP offers an online ordering platform, a mobile app, and a national delivery program with leading service providers including DoorDash, Uber Eats and GrubHub this year.
As of December 31, 2019, 313 franchise groups (290 domestic, 23 international) operated 1,841 IHOP franchise and area license restaurants. These restaurants were in all 50 states within the United States, in the District of Columbia, in three United States territories and 13 countries outside of the United States. We no longer operate any company-owned IHOP restaurants, but we may operate, on a temporary basis until refranchised, IHOP restaurants that we reacquire for a variety of reasons from IHOP franchisees. The June 17, 2019 issue of Nation's Restaurant News reported IHOP was the largest family dining concept in terms of 2018 United States system-wide sales.
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
Advertising Fees
The Applebee's franchise agreements generally require domestic franchisees of Applebee's restaurants to (i) contribute 3.25% of their gross sales to a national advertising fund, which funds the development of national promotions, television and radio commercials and print advertising materials and (ii) spend at least 0.5% of their gross sales on local marketing and promotional activities. Under the current Applebee's franchise agreements, we have the ability to increase the amount of the required combined contribution to the national advertising fund and the amount required to be spent on local marketing and promotional activities to a maximum of 5% of gross sales. All domestic Applebee’s franchisees have either entered into an amendment to their franchise agreements to increase their contribution to the Applebee's national advertising fund (the “Applebee’s NAF”) or entered into new franchise agreements in connection with renewals setting forth the current advertising contribution requirements. Virtually all franchisees who entered into amendments agreed to a 0.25% increase to 3.50% of their gross sales and a decrease to their minimum local promotional expenditures to 0.25% of their gross sales for the period from January 1, 2018 to December 31, 2019. Such franchisees who entered into amendments also agreed to an incremental temporary increase of 0.75% in the advertising contribution rate to 4.25% effective July 1, 2018 and have agreed to extend such temporary increase through January 1, 2021. The franchisees who entered into new franchise agreements in connection with renewals agreed to contribute between 4% and 4.25% of their gross sales to the Applebee’s NAF through December 31, 2019 and have agreed to extend such contribution through January 1, 2021.
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

In 2014, we and franchisees whose restaurants account for a large majority of total annual contributions to the IHOP NAF entered into franchise agreement amendments that increased the advertising contribution percentage of those restaurants' gross sales. Pursuant to the amendment, for the period from January 1, 2015 to December 31, 2017, 3.50% of each participating restaurant's gross sales was contributed to the IHOP NAF with no significant contribution to local advertising cooperatives required. The amended advertising contribution percentage also was applicable to all new franchise agreements and to IHOP company-operated restaurants open at the time. In 2016, we and franchisees whose restaurants account for a large majority of total annual contributions to the IHOP NAF extended this additional contribution through 2022. The current IHOP franchise agreements generally provide for advertising fees comprised of (i) a local advertising fee equal to 0% of gross sales under the franchise agreement, and (ii) a national advertising fee equal to 3.5% of weekly gross sales under the franchise agreement. Commencing on January 1, 2023, the local advertising fee and the national advertising fee are subject to change.
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
As of December 31, 2019, the area licensee for the state of Florida and certain counties in Georgia operated or sub-franchised a total of 149 IHOP restaurants. The area licensee for the province of British Columbia, Canada operated or sub-franchised a total of 12 IHOP restaurants. The area licensee for the country of Pakistan is required to open its first IHOP restaurant in 2020. The area license for British Columbia expires in 2026. The area license for Florida and Georgia expires in 2123. The area license for Pakistan expires in 2027.
Other Franchise-related Revenues and Fees

Approximately 90% of franchise segment revenue for the year ended December 31, 2019 consisted of Applebee's and IHOP royalties and advertising revenue. Most of the remaining 10% consisted of sales of proprietary products (primarily IHOP pancake and waffle dry mix), initial franchise and renewal fees and software maintenance and support fees. Depending on circumstances, we may seek to recover a portion of any royalties and fees lost due to early termination of a franchise agreement; however, not all franchise restaurant closures necessarily result in our receipt of such fees.
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
As of December 31, 2019, we had signed commitments from IHOP franchisees to build 354 IHOP restaurants over the next 12 years, comprised of 96 restaurants under single restaurant or non-traditional development agreements, 126 restaurants under domestic multi-restaurant development agreements and 132 restaurants under international development agreements. The signed agreements include options to build an additional 28 restaurants over the next 12 years, primarily under domestic multi-restaurant development agreements. As of December 31, 2019, we had signed commitments from Applebee's franchisees for the opening of 24 international restaurants over the next eight years. While Applebee's also has domestic development agreements in place, we do not expect a significant number of Applebee's restaurants will be opened domestically in the near future. Developers’ level of compliance with development obligations varies per year and could change; therefore, the number of signed commitment and/or development agreements in place at any given time may not be a reliable indicator of future development activity.
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
Composition of Franchise Systems

As of December 31, 2019, 33 Applebee’s franchisees owned a total of 1,596 domestic Applebee's restaurants. The number of domestic restaurants held by a single franchisee ranged from one restaurant to 451 restaurants. As of December 31, 2019, 19 franchisees owned a total of 122 international Applebee's restaurants. The number of international restaurants held by a single franchisee ranged from one restaurant to 21 restaurants. Our five largest Applebee’s franchisees owned 51% of the total 1,718 Applebee's franchise restaurants.

As of December 31, 2019, 290 franchisees owned a total of 1,710 domestic IHOP restaurants, including 121 franchisees that each owned one restaurant. The largest single IHOP franchisee owned 304 domestic restaurants. As of December 31, 2019, 23 franchisees owned a total of 131 international IHOP franchise restaurants. The number of international restaurants held by a single franchisee ranged from one restaurant to 35 restaurants. Our five largest IHOP franchisees owned 31% of the total 1,841 IHOP restaurants.
Company-Operated Restaurants
At the beginning of fiscal 2018, we did not operate any restaurants of either brand on a permanent basis. In December 2018, we acquired 69 Applebee's restaurants in North Carolina and South Carolina from a former Applebee's franchisee. While we currently intend to own and operate these restaurants for the near term, we will assess and monitor opportunities to refranchise these restaurants under favorable circumstances. We believe this transaction was a unique circumstance and should not be considered a change in our business strategy.
Our business strategy includes the possible addition of new brands to our restaurant portfolio, which may result in our acquiring additional company-operated restaurants.
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
Supply Chain
In February 2009, Centralized Supply Chain Services, LLC (“CSCS” or the “Co-op”), an independent cooperative entity, was formed by us and franchisees of Applebee's and IHOP domestic restaurants. CSCS has been appointed as the sole authorized purchasing organization and purchasing agent for goods, equipment and distribution services for Applebee's and IHOP restaurants in the United States. As of December 31, 2019, 100% of Applebee's domestic franchise restaurants and slightly less than 100% of IHOP domestic franchise restaurants were members of CSCS.
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
Applebee's competes in the casual dining segment against national and multi-state restaurant chains such as Olive Garden, Buffalo Wild Wings, Chili's Grill & Bar, Texas Roadhouse and Outback Steakhouse, among others, as well as fast-casual restaurant chains. In addition, there are many independent restaurants across the country in the casual dining segment. The June 17, 2019 issue of Nation's Restaurant News reported Applebee's was the second-largest casual dining concept in terms of 2018 United States system-wide sales.
IHOP competes in the family dining segment against national and multi-state restaurant chains such as Cracker Barrel Old Country Store, Denny's, Golden Corral, Waffle House and Bob Evans Restaurants. IHOP also faces competition from QSR restaurant chains and fast-casual restaurant chains that serve breakfast. In addition, there are many independent restaurants and diners across the country in the family dining segment. The June 17, 2019 issue of Nation's Restaurant News reported that IHOP was the largest family dining concept in terms of 2018 United States system-wide sales.
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

Protection of financial and personal information is a high priority for us, led by our Cybersecurity Department with a committee representing key functional areas. We continuously focus on enhancing our cybersecurity capabilities, educating our team members on cybersecurity importance, and managing our cyber risks. In addition, we participate in annual audits of our financial and human resources systems to verify that measures are in place to protect our employees' personally identifiable information.  We accept credit cards, third party gift cards, and branded gift cards as payment in our restaurants.   We submit our systems to regular audit and review, as required by the Payment Card Industry Data Security Standard (“PCI DSS”), including periodic scanning of our networks to check for vulnerability.  To further secure customers' payment data, we worked with our franchisees to deploy and implement encryption and tokenization technologies, ensuring credit card data is not stored in our franchisees' and our restaurants systems. This includes installation of equipment to improve authentication and to prevent fraud using EMV (Europay, Mastercard, Visa) technology. We and our franchisees are required and responsible for maintaining compliance, with PCI DSS, and we regularly communicate and encourage our franchisees to maintain compliance and to manage risk. For further information regarding Information Technology, see Item 1A, Risk Factors.
Seasonality
We do not consider our operations to be seasonal to any material degree. We do experience a slight increase in system-wide sales in the first quarter due to redemptions of gift cards sold during the December holiday season. In terms of average sales over the past five years, 26% of our annual system-wide sales (retail sales reported to us by our franchisees plus sales at our company-operated restaurants) occurred in the first quarter of the fiscal year, 24% in the third quarter and 25% in both the second and fourth quarters. Sales at restaurants owned by franchisees are not attributable to the Company.
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
State laws that regulate the offer and sale of franchises and the franchisor-franchisee relationship presently exist in a number of states and some of these laws require registration of the franchise offering with state authorities. Those states that regulate the franchise relationship generally require that the franchisor deal with its franchisees in good faith, prohibit interference with the right of free association among franchisees, limit the imposition of unreasonable standards of performance on a franchisee and regulate discrimination against franchisees with respect to charges, royalty fees or other fees. Although such laws may restrict a franchisor in the termination and/or non-renewal of a franchise agreement by, for example, requiring “good cause” to exist as a basis for the termination and/or non-renewal, advance notice to the franchisee of the termination or non-renewal, an opportunity to cure a default and a repurchase of inventory or other compensation upon termination, these provisions have not historically had a significant effect on our franchise operations.
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
Various federal and state labor laws govern our relationship with employees and our franchisees' relationship with their own employees. These include such matters as minimum wage requirements, overtime and other working requirements and conditions. Significant additional government-imposed increases in minimum wages, paid leaves of absence, mandated health benefits or increased tax reporting and tax payment requirements with respect to employees who receive gratuities could be detrimental to the economic viability of company-operated restaurants and our franchisees' restaurants.
We are subject to a number of privacy and data protection laws and regulations globally, including the California Consumer Privacy Act, which took effect on January 1, 2020. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been increased attention in privacy and data protection issues. This has the potential to affect directly our business, including recently enacted laws and regulations in the United States and internationally requiring notification to individuals and government authorities of security breaches involving certain categories of personal information.
The Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010 (the “ACA”) are far-reaching and are intended to expand access to health insurance coverage over time by adjusting the eligibility thresholds for most state Medicaid programs and providing certain other individuals and small businesses with tax credits to subsidize a portion of the cost of health insurance coverage. The laws include a requirement that most individuals obtain health insurance coverage and a requirement that certain large employers offer coverage to their employees or pay a financial penalty. In October 2017, the President of the United States of America issued an executive order titled “Promoting Healthcare Choice and Competition Across the United States.” We do not know how our franchisees will be affected (if at all) by this executive order. In addition, with enactment of the Tax Cuts and Jobs Act of 2017, in December 2017, Congress eliminated certain tax penalties in the ACA, effectively repealing the “individual mandate” portion of the ACA. The repeal of this provision, which required most Americans to carry a minimal level of health insurance, became effective in January 2019, although several states have implemented similar individual mandates. The ACA and similar state laws have increased our franchisees' employee costs in some respects and may continue to do so.
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
Employees
At December 31, 2019, we had approximately 3,560 employees, of which 558 were full-time, non-restaurant corporate employees. Additionally, at December 31, 2019, we were utilizing approximately 200 independent contractors, primarily in information technology-related functions. Our employees are not presently represented by any collective bargaining agreements and we have never experienced a work stoppage. We believe our relations with employees are good. Our franchisees are independent business owners and their employees are not our employees. Therefore, their employees are not included in our employee count.

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

Risks Relating to Our Business and Financial Condition

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

Our level of indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under our debt. As of December 31, 2019, certain of our indirect, wholly-owned subsidiaries had approximately $1.3 billion of long-term debt. In addition, we had approximately $0.5 billion in operating lease, finance lease and other financing obligations as of December 31, 2019. Our level of indebtedness and the financial and other restrictive covenants in our indebtedness could have important consequences to our financial health. For example, it could:

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

The terms of the securitized debt issued by certain of our indirect, wholly-owned subsidiaries have restrictive terms and the failure to comply with such restrictive terms could put us in default, which would have an adverse effect on our business and prospects. Unless and until we repay all outstanding borrowings under our securitized debt, we will remain subject to the restrictive terms of the securitized debt issued by certain of our indirect, wholly-owned subsidiaries. For example, the indenture entered into by such subsidiaries in connection with the securitized debt contains covenants that limit the ability of certain of our wholly-owned subsidiaries to, among other things: sell assets; alter the business conducted by such subsidiaries; engage in mergers or acquisitions; declare dividends or redeem or purchase certain equity interests; incur, assume or permit to exist additional indebtedness or guarantees; make loans and investments; incur liens; and enter into transactions with affiliates other than on an arms-length basis. These covenants are applicable only to the securitization subsidiaries and do not apply to any of Dine Brands Global, Inc., International House of Pancakes, LLC, Applebee’s International, Inc. or Dine Brands International, Inc. as these entities are not parties to the indenture. A breach of a covenant could result in a rapid amortization event or default under the securitized debt.

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

During the five-year term following issuance, the outstanding fixed-rate class A-2-I senior notes will accrue interest at a rate of 4.194% per year. During the seven-year term following issuance, the outstanding fixed-rate class A-2-II senior notes will accrue interest at a rate of 4.723% per year. Additionally, the fixed-rate class A-2-I and class A-2-II senior notes have scheduled quarterly principal amortization payments of $1.75 million and $1.5 million, respectively. If we maintain a leverage ratio of less than or equal to 5.25x total debt to adjusted EBITDA, we may elect to not make the scheduled principal payments. From time to time, our leverage ratio has exceeded the 5.25x total debt to adjusted EBITDA ratio and we have made the required scheduled principal payments. If we are unable to refinance or repay amounts under the securitized debt prior to the expiration of the applicable five- or seven-year term, our cash flow would be directed to the repayment of the securitized debt and, other than a weekly management fee sufficient to cover minimal selling, general and administrative expenses, would not be available for operating our business.

In the event that a rapid amortization event occurs under the indenture (including, without limitation, upon an event of default under the indenture or the failure to repay the securitized debt at the end of the applicable five- or seven-year term), the funds available to us would be reduced or eliminated, which would in turn reduce our ability to operate or grow our business.

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

Our use of personally identifiable information is regulated by international, federal and state laws, as well as by certain third-party agreements. If our security and information systems are compromised or if our employees or franchisees fail to comply with these laws and regulations, and this information is obtained by unauthorized persons or used inappropriately, it could adversely affect our reputation and could disrupt our operations and result in costly litigation, judgments, or penalties resulting from violation of federal and state laws and payment card industry regulations. As privacy and information security laws and regulations change, we may incur additional costs to ensure that we remain in compliance with those laws and regulations. For example, the California Consumer Privacy Act took effect on January 1, 2020, requiring new processes and protections to be implemented.

We face a variety of risks associated with doing business in international markets. Our expansion into and continued operations in international markets could create risks to our brands and reputation. There is no assurance that our international operations will be profitable or that international growth will continue. Our international operations are subject to the same risks associated with our domestic operations, as well as a number of additional risks. These include, among other things, international economic and political conditions, issues with collections, international currency fluctuations, difficulty in enforcing intellectual property rights, terrorism, global travel risks and differing cultures and consumer preferences.

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

       We and our franchisees are subject to complaints or litigation from guests alleging illness, injury or other food quality, food safety, health or operational concerns as well as claims related to social issues (e.g., allegations of discrimination), the Americans with Disabilities Act and other premises liability. We and our franchisees are also subject to "dram shop" laws in some states pursuant to which we and our franchisees may be subject to liability in connection with personal injuries or property damages incurred in connection with wrongfully serving alcoholic beverages to an intoxicated person.

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

Our delivery initiatives and use of third-party delivery vendors subjects us and our franchisees to a variety of risks related to the delivery of our products by third parties and may not generate expected returns. There can be no assurance that delivery vendors will not take actions that could have a material adverse effect on our brands and or subject us to increased litigation and costs. Our delivery initiatives also introduce new operating procedures to our and our franchisees’ restaurants, which could adversely affect the business, brands, and the experience of our guests.

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

Our failure or the failure of our franchisees to comply with federal, state and local governmental regulations may subject us to losses and harm our brands.  We and our franchisees are subject to the Fair Labor Standards Act (which governs such matters as minimum wage, overtime and other working conditions), along with the Americans with Disabilities Act (which provides civil rights protections to individuals with disabilities in the context of employment, public accommodations, and other areas), the Immigration Reform and Control Act of 1986, various family leave mandates and a variety of other laws enacted, or rules and regulations promulgated by federal, state and local governmental authorities that govern these and other employment matters, including tip credits, working conditions, safety standards and immigration status. There have been several complaints alleging franchisors to be joint employers with franchisees. Although we do not consider ourselves to be joint employers with our franchisees, there can be no assurance that other franchisors will not receive similar complaints in the future which may result in legal proceedings based on the actions of franchisees. Increases in payroll expenses as a result of any federal and state mandated increases in the minimum wage may negatively impact our and our franchisees’ profitability. Enactment and enforcement of various federal, state and local laws, rules and regulations on immigration and labor organizations may adversely impact the availability and costs of labor in a particular area or across the United States. Other labor shortages or increased team member turnover could also increase labor costs. In addition, our vendors may be affected by higher minimum wage standards or availability of labor, which may increase the price of goods and services they supply to us. The Patient Protection and Affordable Care Act has impacted our franchisees’ employee costs in some respects. There are no assurances that a combination of cost management and price increases can accommodate all of the costs associated with compliance.

We and our franchisees are subject to extensive federal, state and local governmental regulations, including those relating to food safety and inspection and the preparation and sale of food and alcoholic beverages. Disruptions within any government agencies could impact the U.S. food industry, which may have an adverse effect on our business. We and our franchisees are also subject to laws and regulations relating to building and zoning requirements. Our and our franchisees' restaurants are also subject to licensing and regulation by alcoholic beverage control, health, sanitation, safety and fire agencies in the state, county and/or municipality where the restaurant is located. We cannot assure you that we or our franchisees will not encounter material difficulties or failures, including with respect to obtaining and maintaining required licenses and approvals, which could impact the continuing operations of an existing restaurant, or delay or prevent the opening of a new restaurant.

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

Finally, regulatory changes or actions under current or future U.S. political administrations may impact the laws or regulations described above. We cannot predict whether or when any of these potential changes in law might become effective in any jurisdiction nor the impact, if any, of these changes to our business.

We are subject to risks associated with self-insurance for medical, dental and vision benefits. We self-insure all of our employee medical, dental and vision benefits. We maintain a per claim stop loss coverage but do not maintain coverage at an aggregate level. Our reserves are based on historical loss trends that may not correlate to actual loss experience in the future. If we experience an unexpectedly large number of claims that result in costs or liabilities in excess of our projections, our reserves may prove to be insufficient and we may be exposed to significant and unexpected losses. For these and other reasons, including our inability to renew stop loss coverage at competitive rates, we are subject to risks associated with self-insurance that may have an adverse effect on our financial condition and operating results.

In addition, access to personal medical information is regulated by federal, state and/or local laws as well as by certain third-party agreements. If our security and information systems or the systems of our third-party vendors are compromised, we could be subject to costly litigation or penalties and our reputation and operations could be adversely affected.

Any inability or failure to execute on a comprehensive business continuity plan following a major natural disaster such as an earthquake, tornado, flood or a man-made disaster, including terrorism or a cyber incident, at or affecting our corporate facilities could materially adversely impact our business. Our corporate systems and processes and corporate support for our restaurant operations are handled primarily at our restaurant support centers. We have disaster recovery procedures and business continuity plans in place to address most events of a crisis nature, including earthquakes, tornadoes, floods and other natural or man-made disasters, and back up and off-site locations for recovery of electronic and other forms of data and information. However, if we are unable to fully implement our disaster recovery plans, we may experience delays in recovery of data, inability to perform vital corporate functions, tardiness in required reporting and compliance, failures to adequately support field operations and other breakdowns in normal communication and operating procedures that could have a material adverse effect on our financial condition, results of operation and exposure to administrative and other legal claims.

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
Risks Related to Our Franchised Business Model

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

Additionally, developed restaurants may not achieve desired revenue or cash flow levels once opened. This could result in restaurant closures, which may be significant in number, and may cause our royalty revenues and financial performance to decline. The inability to open new restaurants that achieve and sustain acceptable sales volumes and/or the closure of existing restaurants that do not achieve or sustain acceptable sales volumes may have a material adverse effect on our business and financial condition.

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

As independent third parties, franchisees own, operate and oversee the daily operations of their restaurants and their employees are not our employees. Accordingly, we do not control their actions. While our franchise agreements are designed to maintain brand consistency, having almost all franchisee-operated restaurants may expose us to risks not otherwise encountered if we maintained ownership and control of all of the restaurants. Franchisees may breach the terms of their franchise agreements in a manner that adversely affects our brands, such as failing to operate restaurants in accordance with our required standards, and we may be limited in our ability to enforce franchise obligations. Franchisees are required to conform to specified product quality standards and other requirements pursuant to their franchise agreements in order to protect our brands and to optimize restaurant performance. If franchisees do not successfully operate their restaurants in a manner consistent with our standards, or customers have negative experiences due to issues with food quality or operational execution, our reputation and brands could suffer, and we could be subject to claims by guests even if we are not legally liable for the franchisee's actions or failure to act. This could result in a material adverse effect on our business. The quality of franchisees’ operations may also be diminished by factors beyond our control, including a lack of investment in enhancing or maintaining acceptable standards for restaurant operations due to financial and other constraints. Franchisees also may fail or be unable to hire or retain qualified managers and other personnel and training of managers and other personnel may be inadequate. These and other such negative factors could reduce franchisees' restaurant revenues, impact payments to us under the franchise agreements and could have a material adverse effect on us.

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

Concentration of Applebee's franchised restaurants in a limited number of franchisees subjects us to greater risk.  As of December 31, 2019, Applebee's franchisees operated 1,596 Applebee's restaurants in the United States. Of those restaurants, the ten largest Applebee's franchisees owned 1,170 restaurants, representing 73% of all franchised Applebee's restaurants in the United States. The largest Applebee's franchisee owned 451 restaurants, representing 28% of all franchised Applebee's restaurants in the United States. The concentration of franchised restaurants in a limited number of franchisees subjects us to a potentially higher level of risk with respect to such franchisees because their obligations to us, including financial obligations, are greater as compared to those franchisees with fewer restaurants. The risk associated with these franchisees is also greater where franchisees are the sole or dominant franchisee for a particular region of the United States, as is the case for most domestic Applebee's franchised territories. In particular, if any of these franchisees experience financial or other difficulties, the franchisee may default on its obligations under multiple franchise agreements, notes receivable or other agreements, including payments to us and the maintenance and improvement of its restaurants. From time to time, we may work with our franchisees who are experiencing financial difficulties to assess and address their financial health and their ability to satisfy their financial obligations to us. In certain of these situations, we may agree to alternative arrangements with franchisees for the payment of amounts due to us under our franchise and other agreements. We cannot assure you that these arrangements will be successful, nor can we assure you that they will result in us receiving all or any of the amounts due to us under our franchise agreements, notes receivable and other agreements. Any franchisee that owns and operates a significant number of Applebee's restaurants and fails to comply with other obligations under the franchise agreement, such as those relating to the quality and preparation of food and maintenance of restaurants, could cause significant harm to the Applebee's brand and subject us to claims by consumers even if we are not legally liable for the franchisee's actions or failure to act. Development rights for Applebee's restaurants are also concentrated among a limited number of existing franchisees. If any of these existing franchisees experience financial difficulties, future development of Applebee's restaurants may be materially adversely affected.

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

We are subject to credit risk from our IHOP franchisees operating under our Previous IHOP Business Model, and a default by these franchisees may negatively affect our cash flows. Prior to 2003, new IHOP restaurants were generally developed by us, and we were involved in all aspects of the construction and financing of the restaurants. We typically identified and leased or purchased the restaurant sites for new company-developed IHOP restaurants, built and equipped the restaurants and then franchised them to franchisees. In addition, we typically financed as much as 80% of the franchise fee for periods ranging from five to eight years and leased the restaurant and equipment to the franchisee over a 25-year period. Therefore, in addition to franchise fees and royalties, the revenues received from an IHOP franchisee operating under the Previous IHOP Business Model may include, among other things, lease or sublease rents for the restaurant property building, rent under an equipment lease and interest income from the financing arrangements for the unpaid portion of the franchise fee under the franchise notes. If any of these IHOP franchisees were to default on their payment obligations to us, we may be unable to collect the amounts owed under the building property lease/sublease agreement and our notes and equipment contract receivables, as well as outstanding franchise royalties. The additional amounts owed to us by each of these IHOP franchisees subject us to greater credit risk and defaults by IHOP franchisees operating under our Previous IHOP Business Model and may negatively affect our cash flows. Of the 1,561 IHOP domestic franchise restaurants as of December 31, 2019, approximately 660 restaurants have building property lease/sublease agreements and/or notes and equipment contract obligations outstanding.

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
Risks Related to Operating in the Restaurant Industry

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

•
negative trends in operating expenses such as: (i) increases in food and other commodity costs or related distribution costs; (ii) increases in labor costs due to minimum wage and other employment laws or regulations, immigration reform, the potential impact of union organizing efforts and tight labor market conditions; and (iii) increases in other operating costs including advertising, utilities, lease-related expenses and credit card processing fees;

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

We may experience shortages or interruptions in the supply or delivery of food and other products from third parties or in the availability of utilities. Our and our franchised restaurants are dependent on frequent deliveries of fresh produce, food, beverages and other products. Shortages or interruptions in food and beverage supplies may result from a variety of causes, including shortages due to adverse weather, labor unrest, labor shortages, political unrest, terrorism, pandemics, epidemics, outbreaks of food-borne illness, disruption of operation of production facilities, financial difficulties (including bankruptcy) of our distributors or suppliers or other unforeseen circumstances. Such shortages could adversely affect our and our franchisees’ ability to operate our restaurants and, in turn, affect our and our franchisees’ revenue and profits. Additionally, the inability to secure adequate and reliable supplies or distribution of food and beverage products could limit our ability to make changes to our core menus or offer promotional "limited time only" menu items, which may limit our ability to implement our business strategies. Our and our franchisees’ restaurants bear risks associated with the timeliness of deliveries by suppliers and distributors as well as the solvency, reputation, labor relationships, freight rates, prices of raw materials and health and safety standards of each supplier and distributor. Other significant risks associated with our suppliers and distributors include improper handling of food and beverage products and/or the adulteration or contamination of such food and beverage products. Disruptions in our relationships with suppliers and distributors may reduce the payments we receive from our franchisees or our pancake and waffle dry mix distributors or the profits generated by our company-operated restaurants. In addition, interruptions to the availability of gas, electric, water or other utilities may adversely affect the operations of our and our franchised restaurants.

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

Risks Related to Ownership of Our Common Stock

Declines in our financial performance have resulted in and could result in future impairment charges.   United States generally accepted accounting principles (“U.S. GAAP”) require annual (or more frequently if events or changes in circumstances warrant) impairment tests of goodwill, intangible assets and other long-lived assets. Generally speaking, if the carrying value of the asset is in excess of the estimated fair value of the asset, the carrying value will be adjusted to fair value through an impairment charge. Fair values of goodwill and intangible assets are primarily estimated using discounted cash flows based on five-year forecasts of financial results that incorporate assumptions including, among other things, same-restaurant sales trends, future development plans, brand-enhancing initiatives, restaurant closures and an appropriate discount rate. Fair values of long-lived tangible assets are primarily estimated using discounted cash flows over the estimated useful lives of the assets. Significant underachievement of forecasted results or changes in the discount rate assumption could reduce the estimated fair value of these assets below the carrying value, requiring non-cash impairment charges to reduce the carrying value of the asset. In the third quarter of 2017, as a result of performing the interim quantitative test, we recognized an impairment of Applebee's goodwill of $358.2 million and an impairment of Applebee's tradename of $173.4 million. As of December 31, 2019, our total stockholders' deficit was $241.8 million. Any significant impairment write-down of goodwill, intangible assets or long-lived assets in the future could increase the stockholders' deficit. Repurchases of our common stock will also increase the stockholders' deficit. While such a deficit balance does not create an event of default in any of our contractual agreements, the negative perception of such a deficit could have an adverse effect on our stock price and could impair our ability to obtain new financing, or refinance existing indebtedness on commercially reasonable terms or at all.

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

Item 1B.    Unresolved Staff Comments.
None.

Item 2.    Properties.
The table below shows the location and ownership type of Applebee's and IHOP restaurants as of December 31, 2019:

	Applebee's (a)			IHOP (a)
	Franchise	Company	Total Applebee's	Franchise	Area License		Total IHOP
United States
Alabama	30	—	30	18	—		18
Alaska	1	—	1	4	—		4
Arizona	22	—	22	45	—		45
Arkansas	8	—	8	17	—		17
California	111	—	111	233	—		233
Colorado	24	—	24	37	—		37
Connecticut	6	—	6	9	—		9
Delaware	12	—	12	7	—		7
District of Columbia	—	—	—	2	—		2
Florida	103	—	103	—	146	(b)	146
Georgia	63	—	63	78	3		81
Hawaii	2	—	2	7	—		7
Idaho	12	—	12	8	—		8
Illinois	39	—	39	51	—		51
Indiana	58	—	58	24	—		24
Iowa	26	—	26	12	—		12
Kansas	31	—	31	30	—		30
Kentucky	27	—	27	11	—		11
Louisiana	14	—	14	31	—		31
Maine	12	—	12	4	—		4
Maryland	22	—	22	52	—		52
Massachusetts	27	—	27	22	—		22
Michigan	86	—	86	26	—		26
Minnesota	48	—	48	9	—		9
Mississippi	21	—	21	13	—		13
Missouri	49	—	49	33	—		33
Montana	8	—	8	5	—		5
Nebraska	18	—	18	6	—		6
Nevada	13	—	13	22	—		22
New Hampshire	13	—	13	6	—		6
New Jersey	58	—	58	49	—		49
New Mexico	20	—	20	22	—		22
New York	104	—	104	58	—		58
North Carolina	1	42	43	56	—		56
North Dakota	11	—	11	2	—		2
Ohio	77	—	77	39	—		39
Oklahoma	13	—	13	33	—		33
Oregon	17	—	17	11	—		11
Pennsylvania	80	—	80	28	—		28
Rhode Island	8	—	8	5	—		5
South Carolina	—	27	27	33	—		33
South Dakota	6	—	6	2	—		2
Tennessee	29	—	29	40	—		40
Texas	96	—	96	211	—		211
Utah	9	—	9	22	—		22
Vermont	3	—	3	1	—		1
Virginia	62	—	62	69	—		69
Washington	41	—	41	32	—		32
West Virginia	16	—	16	8	—		8
Wisconsin	35	—	35	15	—		15
Wyoming	4	—	4	3	—		3
Total Domestic	1,596	69	1,665	1,561	149		1,710

	Applebee's (a)			IHOP (a)
	Franchise	Company	Total Applebee's	Franchise	Area License		Total IHOP
International
Bahrain	1	—	1	3	—		3
Brazil	2	—	2	—	—		—
Canada	15	—	15	15	12	(b)	27
Dominican Republic	2	—	2	—	—		—
Ecuador	—	—	—	3	—		3
Egypt	1	—	1	—	—		—
Guam	1	—	1	2	—		2
Guatemala	4	—	4	1	—		1
India	—	—	—	3	—		3
Indonesia	1	—	1	—	—		—
Kuwait	6	—	6	8	—		8
Mexico	51	—	51	47	—		47
Northern Mariana Islands	—	—	—	1	—		1
Panama	2	—	2	4	—		4
Peru	—	—	—	1	—		1
Puerto Rico	7	—	7	6	—		6
Qatar	8	—	8	1	—		1
Saudi Arabia	21	—	21	17	—		17
Thailand	—	—	—	1	—		1
United Arab Emirates	—	—	—	6	—		6
Total International	122	—	122	119	12		131
Totals	1,718	69	1,787	1,680	161		1,841

(a) The properties identified in this table generate revenue in our franchise, rental, financing and company restaurant operating segments.
(b) Of these restaurants, 28 in Florida and nine in Canada have been sub-licensed by the area licensee.
Of the 1,680 IHOP restaurants operated by franchisees, 57 were located on sites owned by us, 600 were located on sites leased by us from third parties and 1,023 were located on sites owned or leased by franchisees. All of the IHOP restaurants operated by area licensees and 1,716 of the franchisee-operated Applebee's restaurants were located on sites owned or leased by the area licensees or the franchisees. We owned one site on which a franchisee-operated Applebee's restaurant was located and one franchisee-operated Applebee's restaurant was located on site leased by us from third parties. The 69 Applebee's restaurants we operated as of December 31, 2019 were located on sites leased by us from third parties.
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
We currently occupy our principal corporate offices and restaurant support center in Glendale, California, under a lease expiring in April 2023. We lease approximately 50,000 square feet of office space in Kansas City, Missouri, under a lease expiring in October 2021. We lease approximately 3,000 square feet of office space in Raleigh, North Carolina under a lease expiring in April 2024.

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

Holders

The number of stockholders of record and beneficial owners of our common stock as of February 12, 2020 was estimated to be 28,700.

Dividends on Common Stock

Please refer to Note 12 - Stockholders' Deficit, of the Notes to the Consolidated Financial Statements for information on dividends declared and paid in the fiscal years ended December 31, 2019 and December 31, 2018.

On February 20, 2020, our Board of Directors approved payment of a cash dividend of $0.76 per share of common stock, payable at the close of business on April 3, 2020 to the stockholders of record as of the close of business on March 20, 2020.

We evaluate dividend payments on common stock within the context of our overall capital allocation strategy with our Board of Directors on an ongoing basis, giving consideration to our current and forecast earnings, financial condition, cash requirements and other factors. There can be no assurance that we will continue to pay such dividends or the amount of such dividends.

Issuer Purchases of Equity Securities

Purchases of Equity Securities by the Company
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (c)	Approximate dollar value of shares that may yet be purchased under the plans or programs (c)
September 29, 2019 – October 27, 2019(a)	283	$72.28	—	$118,300,000
October 28, 2019 – November 24, 2019(b)	201,824	$74.83	200,527	$103,300,000
November 25, 2019 – December 29, 2019(b)	80,512	$82.47	80,324	$96,700,000
Total	282,619	$77.01	280,851	$96,700,000

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

(b)  Total number of shares repurchased includes 1,297 shares owned and tendered by employees at an average price of $79.39 per share during the fiscal month ended November 24, 2019 and 188 shares owned and tendered by employees at an average price of $81.44 per share during the fiscal month ended December 29, 2019 to satisfy tax withholding obligations arising upon the vesting of restricted stock awards. Shares so surrendered by the participants are repurchased by us pursuant to the terms of the plan under which the shares were issued and the applicable individual award agreements and not pursuant to publicly announced repurchase authorizations.

(c)  In February 2019, our Board of Directors approved the 2019 Repurchase Program authorizing the Company to repurchase up to $200 million of the Company's common stock. The 2019 Repurchase Program, as approved by the Board of Directors, does not require the repurchase of a specific number of shares and can be terminated at any time.

Stock Performance Graph
The graph below shows a comparison of the cumulative total stockholder return on our common stock with the cumulative total return on the Standard & Poor's 500 Composite Index and the Value-Line Restaurants Index (“Restaurant Index”) over the five-year period ended December 31, 2019. The graph and table assume $100 was invested at the close of trading on the last day of trading in 2014 in our common stock and in each of the market indices, with reinvestment of all dividends. Stockholder returns over the indicated periods should not be considered indicative of future stock prices or stockholder returns.
Comparison of Five-Year Cumulative Total Stockholder Return
Dine Brands Global, Inc., Standard & Poor's 500 and Value Line Restaurant Index
(Performance Results through December 31, 2019)

	2014	2015	2016	2017	2018	2019
Dine Brands Global, Inc.	$100.00	$84.81	$80.63	$57.73	$79.27	$101.65
Standard & Poor's 500	100.00	101.39	113.52	138.30	132.24	173.88
Restaurant Index	100.00	121.05	129.76	160.98	178.90	225.11

The foregoing performance graph is being furnished as part of this report solely in accordance with the requirement under Rule 14a-3(b)(9) to furnish our stockholders with such information, and therefore, shall not be deemed to be filed or incorporated by reference into any filings by the Company under the Securities Act of 1933, as amended (the “Securities Act”) or the Exchange Act.

Item 6.    Selected Financial Data.
The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and “Management's Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations information and the consolidated balance sheet data for the years ended and as of December 31, 2019, December 31, 2018, December 31, 2017, December 31, 2016 and December 31, 2015 are derived from our audited consolidated financial statements.

	Fiscal Year Ended December 31,
	2019	2018	2017	2016	2015
			(as adjusted) (a)
Revenues:	(In millions, except per share amounts and restaurant data)
Royalties, franchise fees and other franchise revenues	$368.2	$375.6	$360.2	$377.9	$386.6
Advertising revenue	283.0	268.3	234.2	260.1	108.1
Total franchise revenues	651.2	643.9	594.4	638.0	494.7
Rental and financing revenues	127.8	129.9	129.8	132.2	138.5
Company restaurant sales (b)	131.2	7.1	7.5	17.4	47.9
Total revenues	910.2	780.9	731.7	787.6	681.1
Cost of revenues:
Advertising expenses	281.8	269.6	243.1	260.1	108.1
Other franchise expenses	31.0	61.0	50.9	33.4	30.9
Total franchise expenses	312.8	330.6	294.0	293.5	139.0
Rental and financing expenses	91.3	91.4	91.2	91.7	95.1
Company restaurant expenses (b)	123.3	5.9	7.8	18.2	48.0
Total cost of revenues	527.4	427.8	393.0	403.4	282.1
Gross profit	382.8	353.1	338.7	384.1	399.0
General and administrative expenses	162.8	166.7	165.7	148.9	155.4
Interest expense	60.4	61.7	62.0	61.5	63.3
Impairment of goodwill and intangible assets	—	—	531.6	—	—
Other expense, net (c)	21.1	14.1	7.7	15.9	11.7
Income (loss) before income taxes	138.4	110.6	(428.3)	157.8	168.6
Income tax (provision) benefit	(34.1)	(30.2)	85.6	(56.8)	(63.7)
Net income (loss)	104.3	80.4	(342.8)	101.0	104.9
Net income (loss) available to common stockholders	$100.8	$77.6	$(336.0)	$99.6	$103.5
Net income (loss) available to common stockholders per share:
Basic	$5.95	$4.43	$(18.96)	$5.52	$5.55
Diluted	$5.85	$4.37	$(18.96)	$5.49	$5.52
Weighted average shares outstanding:
Basic	16.9	17.5	17.7	18.0	18.6
Diluted	17.2	17.8	17.7	18.1	18.8
Dividends declared per common share	$2.76	$2.52	$3.88	$3.73	$3.545
Dividends paid per common share	$2.70	$2.86	$3.88	$3.68	$3.50
Balance Sheet Data (end of year):
Cash and cash equivalents	$116.0	$137.2	$117.0	$140.5	$144.8
Property and equipment, net	216.4	240.3	199.6	205.1	219.6
Total assets (d)	2,049.5	1,774.7	1,735.6	2,278.6	2,331.9
Long-term debt, less current maturities	1,288.2	1,274.1	1,269.8	1,282.7	1,279.5
Operating lease, finance lease, financing obligations, less current maturities (d)	474.1	126.2	101.1	114.2	127.2
Stockholders' (deficit) equity	(241.8)	(202.3)	(215.5)	252.8	267.2
Other Financial Data:
Cash flows provided by operating activities	$155.2	$140.3	$65.7	$118.1	$135.5
Capital expenditures	19.4	14.3	13.4	5.6	6.6
Domestic system-wide same-restaurant sales percentage change:
Applebee's	(0.7)%	5.0%	(5.3)%	(5.0)%	0.2%
IHOP	1.1%	1.5%	(1.9)%	(0.1)%	4.5%
Total restaurants (end of year):
Applebee's	1,787	1,837	1,936	2,016	2,033
IHOP	1,841	1,831	1,786	1,733	1,683
Total restaurants	3,628	3,668	3,722	3,749	3,716

(a)	We adopted a new revenue recognition standard on January 1, 2018 that was applied retrospectively to 2017 and 2016; financial information for 2015 has not been adjusted to reflect the new standard.

(b)	We acquired 69 Applebee's franchise restaurants in December 2018. We refranchised nine IHOP company-operated restaurants in June 2017 and 23 Applebee's company-operated restaurants in July 2015.

(c)
Includes amortization of intangible assets, closure and other impairment charges and gain/loss on disposition of assets in each year as well as loss on extinguishment of debt of $8.3 million in 2019 and $2.5 million of debt refinancing costs in 2018.

(d)
We adopted a new lease accounting standard on January 1, 2019 that resulted in balance sheet recognition of operating lease liabilities and right-of-use assets (See Note 2 of Notes to Consolidated Financial Statements). Financial information for years before 2019 has not been adjusted to reflect the new standard.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
Overview
The following discussion provides an analysis of our results of operations and reasons for material changes for 2019 as compared to 2018 and should be read together with the financial statements included in this Annual Report on Form 10-K. For a detailed discussion of year-to-year comparisons between fiscal 2018 and fiscal 2017, please refer to “Management's Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 21, 2019.
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
Domestically, Applebee's and IHOP franchise restaurants are in all 50 states and two IHOP franchise restaurants are in the District of Columbia. Internationally, IHOP restaurants are in three United States territories and 13 countries; Applebee's restaurants are in two United States territories and 12 countries. With over 3,600 restaurants combined, we believe we are the largest full-service restaurant company in the world. The June 17, 2019 issue of Nation's Restaurant News reported that IHOP was the largest restaurant system in the family dining category and Applebee's was the second largest restaurant system in the casual dining category, respectively, in terms of United States system-wide sales during 2018.
We have a 52/53 week fiscal year ending on the Sunday nearest to December 31 of each year. For convenience, in this annual report on Form 10-K, we refer to all fiscal years as ending on December 31 and all interim fiscal quarters as ending on March 31, June 30 and September 30 of the respective fiscal year. There were 52 calendar weeks in our 2019, 2018 and 2017 fiscal years that ended on December 29, 2019, December 30, 2018 and December 31, 2017, respectively. Our 2020 fiscal year will contain 53 calendar weeks and will end on January 3, 2021.
Executive Summary of 2019 Results
Highlights

•	We reported net income of $104.3 million, or $5.85 per diluted share, in 2019, compared to net income of $80.4 million, or $4.37 per diluted share, in 2018;

•
We refinanced $1.3 billion of 4.277% fixed rate senior secured notes, effectively due in 2021, with two tranches of new notes: $700 million of 4.194% fixed rate senior secured notes, effectively due in 2024 and $600 million of 4.723% fixed rate senior secured notes, effectively due in 2026;

•
We generated cash from operating activities of $155.2 million and adjusted free cash flow (cash provided by operating activities, plus receipts from notes and equipment contract receivables, less additions to property and equipment) of $148.8 million in 2019;

•
We returned over $156 million to our stockholders, comprised of $109.7 million in the form of stock repurchases and $46.9 million in cash dividends, with cash dividends reflecting a 10% increase in our quarterly dividend to $0.69 per share, effective with the dividend declared in the first quarter 2019. The 1.3 million shares repurchased in 2019 represented nearly 8% of total shares outstanding at the end of 2018.

•	We signed the largest multi-unit development agreement in IHOP's history, calling for the development, with TravelCenters of America, of nearly 100 IHOP restaurants over the next five years; and

•
IHOP franchisees remodeled 208 domestic restaurants in 2019 under our new Rise ‘N’ Shine design. Over 1,100 IHOP restaurants have been remodeled since the Rise ‘N’ Shine design was announced in late 2015.

Key Performance Indicators

An overview of our key performance indicators for the year ended December 31, 2019 is as follows:

	Applebee's	IHOP
System-wide sales percentage (decrease) increase	(3.0)%	2.2%
Domestic system-wide same-restaurant sales percentage (decrease) increase	(0.7)%	1.1%
Net franchise restaurant (reduction) development (1)	(50)	10
Net (decrease) increase in total effective restaurants (2)	(72)	25
________________________________________
(1) Franchise and area license restaurant openings, net of closings, during the year ended December 31, 2019.
(2) Change in the weighted average number of franchise, area license and company-operated restaurants open during the year ended December 31, 2019, compared to the weighted average number of those open during the same period of 2018.

Financial Summary		Favorable (Unfavorable) Variance
	2019		2018
	(In millions, except per share amounts)
Income before income taxes	$138.4	$27.8	$110.6
Income tax provision	(34.1)	(3.9)	(30.2)
Net income	$104.3	$23.9	$80.4
		Variance
Effective tax rate	24.6%	2.8%	27.4%
Net income per diluted share	$5.85	$1.48	$4.37
Weighted average diluted shares outstanding	17.2	(0.6)	17.8
Income before income taxes for the year ended December 31, 2019 increased $27.8 million compared to the year ended December 31, 2018. The primary reasons for the increase are summarized as follows:

(In millions)
Increase (decrease) in gross profit:
Franchise operations	$25.1
Company operations	6.8
All other operations	(2.2)
Total gross profit increase	29.7
Decrease in General and Administrative (“G&A”) expenses	3.9
Loss on extinguishment of debt (incurred in 2019)	(8.3)
Decrease in debt refinancing costs (incurred in 2018)	2.5
All other	0.0
Increase in income before income taxes	$27.8

Gross profit from franchise operations increased primarily because franchisor contributions to the Applebee’s National Advertising Fund (the “Applebee's NAF”) of $30.0 million we made during the year ended December 31, 2018 did not recur in 2019, and because of increases in the number of IHOP effective restaurants due to development and in IHOP domestic same-restaurant sales. These favorable items were partially offset by decreases in the number of Applebee's effective restaurants and in Applebee's domestic same-restaurant sales. Gross profit from our operation of 69 Applebee's restaurants increased $6.8 million, of which $1.9 million was incremental to consolidated gross profit as the increased gross profit from operating the restaurants was economically offset by foregone royalty revenue of $4.9 million that would have been recognized in franchise operations had the restaurants been franchisee-operated.

Our effective tax rate for the year ended December 31, 2019 was lower than the effective tax rate for the year ended December 31, 2018, primarily due to (i) general business credits recognized in 2019 that lowered the effective rate for 2019 and (ii) an increase to the 2018 tax provision related to adjustments resulting from Internal Revenue Service (“IRS”) audits which increased our effective tax rate for 2018. See Note 16 - Income Taxes, of the Notes to the Consolidated Financial Statements included in this report, for a reconciliation between the federal statutory rate and our effective rate.

Our net income per diluted share for the year ended December 31, 2019 increased $1.48, of which approximately $0.18 was due to a decrease in weighted average shares outstanding for the period. The decrease in weighted shares outstanding was primarily due to shares repurchased pursuant to stock repurchase programs. See “Liquidity and Capital Resources - Share Repurchases” for details on our share repurchase programs.

Key Performance Indicators

In evaluating the performance of each restaurant concept, we consider the key performance indicators to be the system-wide sales percentage change, the percentage change in domestic system-wide same-restaurant sales (“domestic same-restaurant sales”), net franchise restaurant development and the change in total effective restaurants. Changes in both domestic same-restaurant sales and in the number of Applebee's and IHOP restaurants will impact our system-wide retail sales that drive franchise royalty revenues. Restaurant development also impacts franchise revenues in the form of initial franchise fees and, in the case of IHOP restaurants, sales of proprietary pancake and waffle dry mix.

System-wide Sales and Domestic Same-Restaurant Sales

The following table sets forth for each of the past three years the number of Effective Restaurants in the Applebee’s and IHOP systems and information regarding the percentage change in sales at those restaurants compared to the same periods in the prior two years. Sales at restaurants that are owned by franchisees and area licensees are not attributable to the Company and, as such, the percentage changes in sales presented below are based on non-GAAP sales data. However, we believe that presentation of this information is useful in analyzing our revenues because franchisees and area licensees pay us royalties and advertising fees that are generally based on a percentage of their sales, and, where applicable, rental payments under leases that partially may be based on a percentage of their sales. Management also uses this information to make decisions about future plans for the development of additional restaurants as well as evaluation of current operations.

Applebee's Restaurant Data
	Year Ended December 31,
Global Effective Restaurants:(a)	2019	2018	2017
Franchise	1,745	1,883	1,970
Company	69	3	—
Total	1,814	1,886	1,970
System-wide:(b)
Domestic sales percentage change(c)	(3.0)%	2.3%	(6.8)%
Domestic same-restaurant sales percentage change(d)	(0.7)%	5.0%	(5.3)%
Franchise:(b)
Domestic sales percentage change(c) (e)	(5.9)%	2.1%	(6.8)%
Domestic same-restaurant sales percentage change(d)	(0.7)%	4.9%	(5.3)%
Domestic average weekly unit sales (in thousands)	$47.3	$46.7	$43.6

IHOP Restaurant Data
	Year Ended December 31,
	2019	2018	2017
Global Effective Restaurants:(a)
Franchise	1,663	1,633	1,576
Area license	157	162	164
Company	—	—	5
Total	1,820	1,795	1,745
System-wide:(b)
Sales percentage change(c)	2.2%	3.9%	0.7%
Domestic same-restaurant sales percentage change(d) (f)	1.1%	1.5%	(1.9)%
Franchise:(b)
Sales percentage change(c)	2.2%	4.4%	1.2%
Domestic same-restaurant sales percentage change(d)	1.0%	1.5%	(1.9)%
Average weekly unit sales (in thousands)	$36.7	$36.6	$36.3
Area License:(b)
IHOP sales percentage change(c)	2.7%	0.5%	(0.7)%
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

(b)
“System-wide sales” are retail sales at Applebee’s restaurants operated by franchisees and IHOP restaurants operated by franchisees and area licensees, as reported to the Company, in addition to retail sales at company-operated restaurants.  Sales at restaurants that are owned by franchisees and area licensees are not attributable to the Company. An increase or decrease in franchisees' reported sales will result in a corresponding increase or decrease in our royalty revenue. Unaudited reported sales for Applebee's domestic franchise restaurants, IHOP franchise restaurants and IHOP area license restaurants for the years ended December 31, 2019, December 31, 2018 and December 31, 2017 and sales at company-operated restaurants were as follows:

	Year Ended December 31,
Reported sales	2019	2018	2017
	(In millions)
Applebee's domestic franchise restaurant sales	$3,954.3	$4,204.1	$4,117.1
Applebee's company-operated restaurants	131.2	7.1	—
IHOP franchise restaurant sales	3,174.2	3,106.7	2,974.6
IHOP area license restaurant sales	289.5	282.0	280.6
IHOP company-operated restaurants	—	—	7.5
Total	$7,549.2	$7,599.9	$7,379.8

(c)	“Sales percentage change” reflects, for each category of restaurants, the percentage change in sales in any given fiscal year compared to the prior fiscal year for all restaurants in that category.

(d)
“Domestic same-restaurant sales change” reflects the percentage change in sales in any given fiscal year, compared to the same weeks in the prior year, for domestic restaurants that have been operated throughout both fiscal years that are being compared and have been open for at least 18 months. Because of new restaurant openings and restaurant closures, the domestic restaurants open throughout the fiscal years being compared may be different from year to year. Domestic same-restaurant sales percentage change does not include data on IHOP area license restaurants for 2018 and 2017.

(e)	The franchise sales percentage change for 2019 was impacted by the acquisition of 69 franchise restaurants in December 2018 now reported as company-operated.

(f)	IHOP same-restaurant sales data includes area license restaurants beginning in 2019

Domestic Same-Restaurant Sales Trends
 Applebee’s domestic same-restaurant sales decreased 2.5% for the three months ended December 31, 2019 from the same period in 2018. The decrease in the fourth quarter of 2019 was primarily due to a decrease in customer traffic that was slightly offset by a small increase in average customer check. Applebee's same-restaurant sales decrease for the fourth quarter of 2019 was larger than that of the casual dining segment of the restaurant industry. Based on data from Black Box Intelligence, a restaurant sales reporting firm (“Black Box”), the casual dining segment of the restaurant industry experienced a small decrease in same-restaurant sales during the fourth quarter of 2019 resulting from a decline in customer traffic that was substantially offset by an increase in average customer check. The primary reason for the performance differential between Applebee's and the casual dining segment during the fourth quarter of 2019 was the increase in average customer check, as Applebee's increase in average customer check was significantly smaller than that of the casual dining segment.

For the full year ended December 31, 2019, Applebee’s domestic same-restaurant sales decreased 0.7%. This decrease for the full year 2019 was due to a decrease in customer traffic that was partially offset by an increase in average customer check. Applebee's same-restaurant sales decrease for the year ended December 31, 2019 was larger than that of the casual dining segment of the restaurant industry. Based on data from Black Box, the casual dining segment experienced a slight decrease in same-restaurant sales due to a decline in customer traffic that was essentially offset by an increase in average customer check. The primary reason for the performance differential between Applebee's and the casual dining segment for the year ended December 31, 2019 was the decrease in traffic, as Applebee's decrease in traffic was larger than that of the casual dining segment.

The change in Applebee's same-restaurant sales for both the three months and twelve months ended December 31, 2019 was impacted by comparisons against significant increases in same-restaurant sales and traffic for the respective periods of 2018. Applebee's 5.0% increase in domestic same-restaurant sales for the year ended December 31, 2018 was the largest increase since our 2007 acquisition of the brand, whereas the casual dining segment had a much smaller increase in 2018 against which its 2019 results were compared. In terms of a two-year comparison of results, Applebee's has outperformed the casual dining segment in both domestic same-restaurant sales and traffic.

Also, while our traffic declined overall, the decrease in on-premise dining was mitigated by increases in off-premise dining (take-out and delivery). During the three months ended December 31, 2019, off-premise sales increased 10.9% compared to the same period of 2018 and comprised 12.8% of sales mix. For the twelve months ended December 31, 2019, off-premise sales increased 22.4% compared to 2018 and comprised 12.6% of sales mix.

* Same-restaurant sales data includes area license restaurants beginning in 2019

IHOP’s domestic same-restaurant sales increased 1.1% for the three months ended December 31, 2019, the eighth consecutive quarter with an increase. The growth in the fourth quarter of 2019 was primarily due to an increase in average customer check driven by menu price increases as well as a favorable mix shift. The increase in customer check was partially offset by a decline in customer traffic. Based on data from Black Box, during the fourth quarter of 2019 the family dining segment had an increase in same-restaurant sales due to an increase in average customer check that was partially offset by a decrease in customer traffic. IHOP's increase in domestic same-restaurant sales was smaller than that of the family dining segment, primarily attributable to the change in customer traffic. IHOP's decrease in customer traffic was larger than that of the family dining segment, while the change in average check was essentially the same.

For the full year ended December 31, 2019, IHOP's domestic same-restaurant sales increased 1.1% due to an increase in average customer check partially offset by a decline in customer traffic. Based on data from Black Box, for the full year of 2019, the family dining segment experienced an increase in same-restaurant sales due to an increase in average customer check partially offset by a decline in customer traffic. IHOP's increase in domestic same-restaurant sales was smaller than that of the family dining segment, primarily attributable to the change in customer traffic. IHOP's decrease in customer traffic was larger than that of the family dining segment, although that differential was partially offset because IHOP's increase in average customer check was larger than that of the family dining segment.

We believe the increase in average customer check during both the three and twelve months ended December 31, 2019 was due in part to several successful promotions that drove larger orders, including a tie-in with the Addam's Family movie and the pairing of “All You Can Eat” pancakes with different menu items. Also, while our traffic declined overall, the decrease in on-premise dining was mitigated by increases in off-premise dining (take-out and delivery). During the three months ended December 31, 2019, off-premise sales increased 22.3% compared to the same period of 2018 and comprised 9.9% of sales mix. For the year ended December 31, 2019, off-premise sales increased 32.3% compared to 2018 and comprised 9.5% of sales mix.

Net Franchise Restaurant Development
The total number of Applebee's restaurants open at December 31, 2019 declined 2.7% from the number open at December 31, 2018, as franchisees opened three new restaurants but closed 53 restaurants. Restaurant closures can occur for a variety of reasons that may differ for each restaurant and for each franchisee. Closures generally fall into one of two categories: restaurants in older locations whose retail, residential and traffic demographics have changed unfavorably over time, and restaurants with non-viable unit economics. The majority of Applebee's restaurant closures from 2017 to 2019 were due to these factors. We believe 2019 marks the completion of a three-year strategic initiative to close approximately 200 underperforming, low-volume domestic restaurants.
The total number of IHOP restaurants open at December 31, 2019 increased 0.5% from the number open at December 31, 2018, as IHOP franchisees and area licensees opened 51 restaurants in 2019 and closed 41 restaurants, resulting in net development of 10 restaurants. We believe the number of IHOP closures in 2019 was unusually high, and that trend is not expected to continue in 2020.

Internationally, franchisees of both brands opened 15 restaurants and closed 32, a net decrease of 17 international restaurants. This international development activity is included in the total activity for each brand cited above.
The following tables summarize Applebee's and IHOP restaurant development and franchising activity over the past three years:

	Year Ended December 31,
	2019	2018	2017
Applebee's Restaurant Development Activity

Summary - beginning of period:
Franchise	1,768	1,936	2,016
Company restaurants (a)	69	—	—
Total Applebee's restaurants, beginning of period	1,837	1,936	2,016
Domestic	1,693	1,782	1,858
International	144	154	158

Franchise restaurants opened:
Domestic	1	2	10
International	2	5	9
Total franchise restaurants opened	3	7	19
Franchise restaurants closed:
Domestic	(29)	(91)	(86)
International	(24)	(15)	(13)
Total franchise restaurants closed	(53)	(106)	(99)
Net franchise restaurant reduction	(50)	(99)	(80)
Franchise restaurants acquired by the Company	—	(69)	—
Net franchise restaurant decrease	(50)	(168)	(80)

Summary - end of period:
Franchise	1,718	1,768	1,936
Company restaurants (a)	69	69	—
Total Applebee's restaurants, end of period	1,787	1,837	1,936
Domestic	1,665	1,693	1,782
International	122	144	154
% Decrease in total Applebee's restaurants from prior year	(2.7)%	(5.1)%	(4.0)%

(a) In December 2018, the Company acquired 69 Applebee's restaurants from a former franchisee.

	Year Ended December 31,
	2019	2018	2017
IHOP Restaurant Development Activity

Summary - beginning of period:
Franchise	1,669	1,622	1,556
Area license	162	164	167
Company(a)	—	—	10
Total IHOP restaurants, beginning of period	1,831	1,786	1,733
Domestic	1,705	1,671	1,637
International	126	115	96

Franchise/area license restaurants opened:
Domestic franchise	33	51	48
Domestic area license	5	3	1
International franchise	13	17	28
Total franchise/area license restaurants opened	51	71	77
Franchise/area license restaurants closed:
Domestic franchise	(27)	(15)	(11)
Domestic area license	(6)	(5)	(3)
International franchise	(8)	(6)	(8)
International area license	—	—	(1)
Total franchise/area license restaurants closed	(41)	(26)	(23)
Net franchise/area license restaurant development	10	45	54
Refranchised from Company restaurants	—	1	9
Franchise restaurants reacquired by the Company	—	(1)	—
Net franchise/area license restaurant additions	10	45	63

Summary - end of period:
Franchise	1,680	1,669	1,622
Area license	161	162	164
Company(a)	—	—	—
Total IHOP restaurants, end of period	1,841	1,831	1,786
Domestic	1,710	1,705	1,671
International	131	126	115
% Increase in total IHOP restaurants from prior year	0.5%	2.5%	3.1%
(a) During the twelve months ending December 31, 2017, nine company-operated restaurants were refranchised and one was permanently closed.

For the full year of 2020, we expect development activity by Applebee's domestic franchisees to result in net closures of between zero and 10 restaurants. For the full year of 2020, we expect development activity by IHOP domestic franchisees and area licensees to result in net openings of between 40 and 50 restaurants.
The actual number of openings may differ from both our expectations and development commitments. Historically, the actual number of restaurants developed in a particular year has been less than the total number committed to be developed due to various factors, including economic conditions and franchisee noncompliance with development agreements. The timing of new restaurant openings also may be affected by various factors including weather-related and other construction delays, difficulties in obtaining timely regulatory approvals and the impact of currency fluctuations on our international franchisees. The actual number of closures also may differ from our expectations. Our franchisees are independent businesses and decisions to close restaurants can be impacted by numerous factors in addition to changes in same-restaurant sales that are outside of our control, including but not limited to, franchisees' agreements with landlords and lenders.

Consolidated Results of Operations - Fiscal 2019, 2018 and 2017
The tables in the following section of this Form 10-K present information from our Consolidated Statements of Comprehensive Income (Loss) for our 2019, 2018 and 2017 fiscal years. A detailed discussion of year-to-year comparisons between fiscal 2019 and fiscal 2018 can be found below.
Events Impacting Comparability of Financial Information
Franchisor Contributions to the Applebee's NAF

We contributed $30.0 million to the Applebee's NAF during the year ended December 31, 2018 to mitigate the decline in franchisee contributions due to restaurant closures and the non-timely payment of advertising fees by certain franchisees. Our contributions ceased as of June 30, 2018 and we made no such contributions to the Applebee's NAF during the year ended December 31, 2019.

Temporary Increase in Franchisee Contribution Rate to the Applebee's NAF
All domestic Applebee’s franchisees have either entered into an amendment to their franchise agreements to increase their contribution to the Applebee’s NAF or entered into new franchise agreements in connection with renewals, with virtually all agreeing to a 0.25% increase to 3.50% of their gross sales and a decrease in their minimum local promotional expenditures to 0.25% of their gross sales for the period from January 1, 2018 to December 31, 2019. Such franchisees who entered into amendments also agreed to an incremental temporary increase of 0.75% in the advertising contribution rate to 4.25% effective July 1, 2018 to January 1, 2021. The franchisees who entered into new franchise agreements in connection with renewals agreed to contribute between 4% and 4.25% of their gross sales to the Applebee’s NAF through December 31, 2019 and have agreed to extend such contribution through January 1, 2021. As a result, the advertising contribution rate for virtually all Applebee's franchisees was 4.25% throughout the year ended December 30, 2019, as compared to 3.50% during the first six months of 2018 and 4.25% during the last six months of 2018. This increased advertising revenue by approximately $15 million for the year ended December 30, 2019 compared to the same period of 2018.
Acquisition of Franchise Restaurants
In December 2018, we acquired 69 Applebee's restaurants in North Carolina and South Carolina from a former Applebee's franchisee. We operated these restaurants for 12 months in 2019 as compared to approximately three weeks in 2018.
While we currently intend to own and operate these restaurants for the near term, we will assess and monitor opportunities to refranchise these restaurants under favorable circumstances. We believe this transaction was a unique circumstance and should not be considered a change in our business strategy to operate as a highly franchised company.

Financial Review

		Favorable (Unfavorable) Variance		Favorable (Unfavorable) Variance
Revenue	2019		2018		2017
	(In millions)
Franchise operations	$651.2	$7.3	$643.9	$49.5	$594.4
Company restaurant operations	131.2	124.1	7.1	(0.4)	7.5
Rental operations	120.7	(1.2)	121.9	0.5	121.4
Financing operations	7.1	(0.9)	8.0	(0.4)	8.4
Total revenue	$910.2	$129.3	$780.9	$49.2	$731.7
Change vs. prior year	16.6%		6.7%		14.2%

Our 2019 total revenue increased $129.3 million compared to 2018, primarily due to the operation of 69 Applebee's restaurants, as discussed above under Events Impacting Comparability of Financial Information. Franchise operations revenue increased due to the increase in Applebee's advertising revenue also cited above, as well as to IHOP's restaurant development and 1.1% increase in domestic same-restaurant sales, partially offset by Applebee's restaurant closures and 0.7% decrease in domestic same-restaurant sales. Rental and financing revenue declined primarily due to declines in interest income as balances owed to us are repaid.

		Favorable (Unfavorable) Variance		Favorable (Unfavorable) Variance
Gross Profit (Loss)	2019		2018		2017
	(In millions)
Franchise operations	$338.4	$25.1	$313.3	$12.9	$300.4
Company restaurant operations	8.0	6.8	1.2	1.5	(0.3)
Rental operations	29.9	(1.3)	31.2	0.4	30.8
Financing operations	6.5	(0.9)	7.4	(0.4)	7.8
Total gross profit	$382.8	$29.7	$353.1	$14.4	$338.7
Change vs. prior year	8.4%		4.2%		(11.8)%

Our 2019 gross profit grew by over 8% compared to 2018, primarily due to the $30 million contribution we made to the Applebee's NAF in 2018 that did not recur in 2019, as discussed above under Events Impacting Comparability of Financial Information. Our operation of 69 Applebee's restaurants incrementally impacted total gross profit by $1.9 million, as the increase in gross profit from operating the restaurants was economically offset by foregone royalty revenue of $4.9 million that would have been recognized in franchise operations had the restaurants been franchisee-operated.

Franchise Operations		Favorable (Unfavorable) Variance		Favorable (Unfavorable) Variance
	2019		2018		2017
	(In millions, except number of restaurants)
Effective Franchise Restaurants:(1)
Applebee’s	1,745	(138)	1,883	(87)	1,970
IHOP	1,820	25	1,795	55	1,740

Franchise Revenues:
Applebee's	$163.6	$(13.0)	$176.6	$7.8	$168.8
IHOP	204.6	5.6	199.0	7.6	191.4
Advertising	283.0	14.7	268.3	34.1	234.2
Total franchise revenues	651.2	7.3	643.9	49.5	594.4
Franchise Expenses:
Applebee’s	4.3	30.8	35.1	(7.4)	27.7
IHOP	26.7	(0.8)	25.9	(2.7)	23.2
Advertising	281.8	(12.2)	269.6	(26.5)	243.1
Total franchise expenses	312.8	17.8	330.6	(36.6)	294.0
Franchise Segment Profit:
Applebee’s	159.3	17.8	141.5	0.4	141.1
IHOP	177.9	4.8	173.1	4.9	168.2
Advertising	1.2	2.5	(1.3)	7.6	(8.9)
Total franchise segment profit	$338.4	$25.1	$313.3	$12.9	$300.4
Gross profit as % of total revenue	52.0%		48.7%		50.5%
Gross profit as % of franchise fees (2)	91.6%		83.8%		85.9%
____________________________________________________________________________________________

(1) Effective Franchise Restaurants are the weighted average number of franchise and area license restaurants open in a given fiscal period, adjusted to account for franchise and area license restaurants open for only a portion of the period.
(2) Total franchise revenue excluding advertising

Our total franchise revenue increased $7.3 million in 2019 compared to 2018, due to changes in the following components:

•
Applebee's franchise revenue decreased $13.0 million compared to 2018. Revenue declined approximately $8.7 million due to 138 fewer effective franchise restaurants in operation during the year, the number of which declined due to restaurant closures by franchisees and to our acquisition of 69 Applebee's restaurants as noted above. A decrease in revenue recognized upon cash collection reduced franchise revenue by $1.2 million. Revenue that had been recognized in 2018 upon cash collection, primarily of past-due amounts, did not recur to the same degree in 2019 as franchisee health improved. A decrease of 0.7% in domestic franchise same-restaurant sales reduced franchise revenue by $1.0 million. Lower franchise fees, credits against royalties for delivery charges and a decrease in international royalty revenue also contributed to the decline in Applebee's franchise revenue.

•
IHOP franchise revenues increased $5.6 million, or 2.8%, primarily due to the impact on royalty and dry mix revenues of a 1.4% increase in effective franchise restaurants due to franchisee development and a 1.1% increase in domestic same-restaurant sales.

•	Advertising revenue increased $14.7 million compared to 2018, as discussed by brand below.

Our 2019 total franchise expenses decreased $17.8 million compared to 2018, due to changes in the following components:

•
Applebee's franchise expenses decreased $30.8 million, primarily due to the absence of franchisor marketing contributions in 2019. We contributed $30.0 million to the Applebee's NAF during the year ended December 31, 2018. Our contributions ceased as of June 30, 2018 and we made no such contributions to the Applebee's NAF during the year ended December 31, 2019.

•	IHOP franchise expenses increased $0.8 million, primarily due to contributions for menu management programs, partially offset by lower bad debt expense.

•
Advertising expenses increased $12.2 million, due to a corresponding increase in advertising revenue, partially offset by the recovery in 2019 of a $1.3 million advertising deficit that had been recorded in 2018, as discussed below.

Gross profit as a percentage of total revenue improved in 2019 compared to 2018, primarily because of the decrease in franchisor contributions to the Applebee's NAF and increases in IHOP effective restaurants and domestic same-restaurant sales, partially offset by the decreases in Applebee's effective restaurants and domestic same-restaurant sales.
Advertising revenue and expense by brand for fiscal 2019, 2018 and 2017 were as follows:

		Favorable (Unfavorable) Variance		Favorable (Unfavorable) Variance
	2019		2018		2017
	(In millions)
Advertising Revenues:
Applebee's	$165.5	$12.5	$153.0	$30.8	122.2
IHOP	117.5	2.2	115.3	3.3	112.0
Total advertising revenues	$283.0	14.7	$268.3	34.1	$234.2

Advertising Expenses:
Applebee’s	$165.6	$(12.6)	$153.0	$(21.9)	$131.1
IHOP	116.2	0.4	116.6	(4.6)	112.0
Total advertising expenses	$281.8	$(12.2)	$269.6	$(26.5)	$243.1

Applebee's advertising revenue increased $12.5 million in 2019 compared to 2018. Most of the change was due to the temporary increase in the franchisee contribution rate discussed above under “Events Impacting Comparability of Financial Information,” which increased Applebee's advertising revenue by $15.1 million, and to an improvement in collectibility of advertising fees from certain franchisees. Partially offsetting these favorable items were decreases in advertising revenue due to restaurant closures and a 0.7% decrease in domestic same-restaurant sales. IHOP advertising revenue increased due to an increase in effective restaurants because of net restaurant development and a 1.1% increase in domestic same-restaurant sales.
Any deficit in advertising fee revenue compared to advertising expenditures is recognized at the end of each fiscal year. Any excess of advertising fee revenue over advertising expenditures is recognized only to the extent of previously recognized deficits. IHOP advertising revenue exceeded advertising expenditures by $1.3 million in 2019, due to the recovery of a $1.3 million deficit that had been recognized in 2018.

Rental Operations		Favorable (Unfavorable) Variance		Favorable (Unfavorable) Variance
	2019		2018		2017
	(In millions)
Rental revenues	$120.7	$(1.2)	$121.9	$0.5	$121.4
Rental expenses	90.8	(0.1)	90.7	(0.1)	90.6
Rental operations segment profit	$29.9	$(1.3)	$31.2	$0.4	$30.8
Gross profit as % of revenue	24.8%		25.6%		25.4%

Rental operations relate primarily to IHOP franchise restaurants that were developed under the Previous IHOP Business Model described under Item 1. - Business. Rental income includes revenue from operating leases and interest income from direct financing leases. Rental expenses are costs of prime operating leases and interest expense on prime finance leases on certain franchise restaurants.

Rental revenue decreased in 2019 compared to 2018 primarily due to a decline of $1.4 million in interest income as amounts owed to us from direct financing leases are repaid.

Financing Operations		Favorable (Unfavorable) Variance		Favorable (Unfavorable) Variance
	2019		2018		2017
	(In millions)
Financing revenues	$7.1	$(0.9)	$8.0	$(0.4)	$8.4
Financing expenses	0.6	0.0	0.6	0.0	0.6
Financing operations segment profit	$6.5	$(0.9)	$7.4	$(0.4)	$7.8
Gross profit as % of revenue	91.9%		92.5%		92.8%

Financing operations relate primarily to IHOP franchise restaurants that were developed under the Previous IHOP Business Model described under Item 1. - Business. Financing operations revenue primarily consists of interest income from the financing of IHOP franchise fees and equipment leases, as well as from several notes receivable from Applebee's franchisees originated in 2018 and 2019. We also may sell equipment associated with IHOP franchise restaurants we have reacquired when those restaurants are subsequently refranchised to a new franchisee. Financing expenses are primarily the cost of the restaurant equipment sold.

Financing revenues decreased $0.9 million in 2019 compared to 2018. The change was due to a $1.1 million decrease in IHOP interest income due to the decline in interest income from the financing of franchise fees and equipment leases as note balances are repaid, partially offset by interest income on Applebee's notes from franchisees.

Company Operations		Favorable (Unfavorable) Variance		Favorable (Unfavorable) Variance
	2019		2018		2017
	(In millions, except number of restaurants)
Effective Company Restaurants:(1)
Applebee’s	69	66	3	3	—
IHOP	—	—	—	(5)	5

Company restaurant sales	$131.2	$124.1	$7.1	$(0.4)	$7.5
Company restaurant expenses	123.2	(117.3)	5.9	1.9	7.8
Company restaurant segment profit (loss)	$8.0	$6.8	$1.2	$1.5	$(0.3)
Gross profit (loss) as % of revenue	6.1%		17.1%		(3.6)%
___________________________________________________________________________________________________
(1) Effective Company Restaurants are the weighted average number of company-operated restaurants open in a given fiscal period, adjusted to account for company-operated restaurants open for only a portion of the period.

As discussed above under “Events Impacting Comparability of Financial Information,” in December 2018, we acquired 69 Applebee's restaurants in North Carolina and South Carolina from a former Applebee's franchisee. We operated these restaurants for 12 months in 2019 as compared to approximately three weeks in 2018. The gross profit percentage generated from operating the restaurants for three weeks of 2018, which included a holiday period, was not indicative of the gross profit percentage to be expected over the long term.

From time to time, we have operated IHOP restaurants reacquired from franchisees on a temporary basis until those restaurants are refranchised and we may reacquire both IHOP and Applebee's restaurants on a temporary basis in the future. There were no such restaurants under temporary operation at December 31, 2019.

General and Administrative Expenses		Favorable (Unfavorable) Variance		Favorable (Unfavorable) Variance
	2019		2018		2017
	(In millions)
	$162.8	$3.9	$166.7	$(1.0)	$165.7

G&A expenses were $3.9 million lower in 2019 compared to 2018. Additionally, 2019 G&A expenses included $5.3 million of costs related to company-operated restaurants, as compared to $1.1 million of such costs in 2018. The decrease in total G&A expenses primarily was due to lower costs of incentive compensation, a decrease in professional services costs and lower expenses for travel and conferences and consumer research. Professional services costs declined primarily because costs incurred in 2018 addressing issues associated with the financial health of certain Applebee's franchisees did not recur in 2019. Partially offsetting these favorable items were higher costs of software maintenance, increased depreciation of capitalized software, higher costs of salaries and benefits as well as higher severance costs that included approximately $1.5 million of costs related to certain organizational management structural changes. The increase in software maintenance and depreciation of capitalized software is due to the Company's continuing investment in consumer-facing information technology.

Impairment of Goodwill and Intangible Assets		Favorable (Unfavorable) Variance		Favorable (Unfavorable) Variance
	2019		2018		2017
	(In millions)
Impairment of goodwill	$—	$—	$—	$358.2	$358.2
Impairment of tradename	—	—	—	173.4	173.4
Total	$—	$—	$—	$531.6	$531.6

We performed our annual test of goodwill and intangible assets for impairment on a qualitative basis in the fourth quarter of 2019. In performing that analysis we considered, among other things, Applebee's key performance indicators during 2019 and what, if any, impact that performance had on the long-term forecast of future trends in sales, operating expenses, overhead expenses, depreciation, capital expenditures and changes in working capital that had been used in performing a quantitative impairment test in the third quarter of 2017 that resulted in an impairment of Applebee's goodwill and tradename totaling $531.6 million. We also considered the current market price of our common stock, the continuing favorable impact of lower federal income tax rates on future cash flows and the impact these changes could have on an appropriate discount rate. As a result of the qualitative test performed in 2019, we concluded it was not more likely than not that the fair value of the Applebee's franchise reporting unit is less than its carrying amount and therefore, a quantitative test of impairment was not necessary.

Loss on Extinguishment of Debt

As discussed in additional detail under “Liquidity and Capital Resources,” on June 5, 2019, we repaid our outstanding long-term debt of $1.28 billion with an anticipated repayment date of September, 2021 (the “2014 Notes”) with proceeds from the issuance of new debt totaling $1.3 billion, comprised of tranches of $700 million and $600 million having anticipated repayment dates of June 2024 and June 2026, respectively. In connection with this transaction, we recognized a loss on extinguishment of debt of $8.3 million for the year ended December 31, 2019, representing the remaining unamortized issuance costs associated with the 2014 Notes.

Debt Refinancing Costs

During the year ended December 31, 2018, we explored opportunities related to possible refinancing of our long-term debt. On September 5, 2018, certain subsidiaries of the Company entered into a financing facility that allowed for drawings of up to $225 million of variable funding notes on a revolving basis and the issuance of letters of credit (the “2018 Class A-1 Notes”). In connection with issuance of the 2018 Class A-1 Notes, on September 5, 2018, we terminated the Note Purchase Agreement, dated September 30, 2014 (the “2014 Note Purchase Agreement”), related to the Series 2014-1 Class A-1 Notes (the “2014 Class A-1 Notes”). In connection with the termination of the 2014 Note Purchase Agreement, we recognized as an expense approximately $0.9 million of remaining unamortized issuance costs associated with the 2014 Class A-1 Notes.

We incurred approximately $1.6 million of costs during 2018 in evaluating options with respect to refinancing our securitization debt. After completing the evaluation, we did not consummate a refinancing transaction and the entire $1.6 million was charged to expense during the year ended December 31, 2018.

The combined total related to these transactions of $2.5 million is reported as “Debt refinancing costs” in the Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2018.

Other Income and Expense Items		Favorable (Unfavorable) Variance		Favorable (Unfavorable) Variance
	2019		2018		2017
	(In millions)
Interest expense, net	$60.4	$1.3	$61.7	$0.3	$62.0
Amortization of intangible assets	11.7	(1.6)	10.1	(0.1)	10.0
Closure and other impairment charges	1.5	0.6	2.1	1.9	4.0
Gain on disposition of assets	(0.3)	(0.3)	(0.6)	(5.7)	(6.3)
Total	$73.3	$0.0	$73.3	$(3.6)	$69.7

Interest Expense, Net

Interest expense, net declined $1.3 million in 2019 compared to 2018 primarily due to an increase in interest income. We earned interest income of $1.6 million during the year ended December 31, 2019 as compared to $0.6 million during the year ended December 31, 2018.

Amortization of Intangible Assets

Amortization of intangible assets primarily relates to franchising rights arising from the November 2007 acquisition of Applebee's and reacquired franchise rights arising from the December 2018 acquisition of 69 Applebee's restaurants from a former franchisee as discussed under Events Impacting Comparability of Financial Information. Amortization expense increased $1.6 million in 2019 as compared to 2018 due to the amortization of the reacquired franchise rights. See Note 7 - Other Intangible Assets, of the Notes to the Consolidated Financial Statements for additional information.

Closure and Other Impairment Charges		Favorable (Unfavorable) Variance		Favorable (Unfavorable) Variance
	2019		2018		2017
	(In millions)
Closure charges	$1.5	$0.5	$2.0	1.9	$3.9
Long-lived tangible asset impairments	—	0.1	0.1	—	0.1
Total closure and impairment charges	$1.5	$0.6	$2.1	$1.9	$4.0

Closure Charges
Approximately $0.5 million of closure charges for the year ended December 31, 2019 related to two IHOP and one Applebee's restaurant closed during 2019, with the remainder primarily related to adjustments to the reserve for IHOP and Applebee's restaurants closed prior to 2019. Approximately $1.8 million of closure charges for the year ended December 31, 2018 related to one IHOP franchise restaurant closed during 2018, with the remainder primarily related to adjustments to the reserve for IHOP and Applebee's restaurants closed prior to 2018.
Long-lived Tangible Asset Impairments
There were no long-lived tangible asset impairment charges for the year ended December 31, 2019. Long-lived tangible asset impairment charges for the year ended December 31, 2018 were insignificant.

(Gain) Loss on Disposition of Assets

The gain on disposition of assets the year ended December 31, 2019 primarily related to a gain on sale of the land and building on which an IHOP restaurant was located, partially offset a loss on disposal of capitalized software of $0.8 million. There were no individually significant transactions in 2018.

Income Tax Benefit (Provision)		Favorable (Unfavorable) Variance		Favorable (Unfavorable) Variance
	2019		2018		2017
	(In millions)
Income tax (provision) benefit	$(34.1)	$(3.9)	$(30.2)	$(115.8)	$85.6
Effective tax rate	24.6%	2.8%	27.4%	(7.4)%	20.0%
The income tax provision will vary from period to period for two primary reasons: a change in pretax book income and a change in the effective tax rate. Changes in our pretax book income between 2019 and 2018 are addressed in the preceding sections of “Consolidated Results of Operations - Fiscal 2019, 2018 and 2017.”
The 2019 effective tax rate of 24.6% applied to pretax book income was higher than the statutory Federal tax rate of 21% primarily due to tax expense associated with unrecognized tax benefits and state and local income taxes, offset by the recognized benefit from general business credits.
The 2018 effective tax rate of 27.4% applied to pretax book income was higher than the statutory Federal tax rate of 21% primarily due to additional tax expense associated with unrecognized tax benefits related to IRS audits and state and local income taxes, offset by applying a lower state tax rate applied to the deferred tax balances.
As of each reporting date, we consider new evidence, both positive and negative, that could impact our view with regards to future realization of deferred tax assets. As of December 31, 2019, management determined that it is more likely than not that the benefit from foreign tax credit carryforward will not be realized. In recognition of this risk, management recorded a valuation allowance of $1.5 million on the deferred tax assets related to the foreign tax credit carryforward.

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
The Co-Issuers also replaced their existing revolving financing facility, the 2018-1 Variable Funding Senior Notes, Class A-1 (“2018 Class A-1 Notes”), with a new revolving financing facility, the 2019-1 Variable Funding Senior Notes, Class A-1 (the “2019 Class A-1 Notes”), on substantially the same terms as the 2018 Class A-1 Notes in order to conform the term of the 2019 Class A-1 Notes to the anticipated repayment dates for the 2019 Class A-2 Notes. The 2019 Class A-1 Notes and the 2019 Class A-2 Notes are referred to collectively herein as the “New Notes.”
The New Notes were issued in a securitization transaction pursuant to which substantially all the domestic revenue-generating assets and domestic intellectual property, as further described below, held by the Co-Issuers and certain other special-purpose, wholly-owned indirect subsidiaries of the Company (the “Guarantors”) were pledged as collateral to secure the New Notes.
We used the majority of the net proceeds of the offering to repay the entire outstanding balance of approximately $1.28 billion of our Series 2014-1 4.277% Fixed Rate Senior Notes, Class A-2 (the “2014 Class A-2 Notes”). We used the remaining proceeds of the offering to pay for transactions costs associated with the securitization refinancing transaction and for general corporate purposes.

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
Our leverage ratio did not exceed 5.25x at any quarterly payment date during 2019; accordingly, we were not required to make a principal payment on either the 2019 Class A-2 Notes or the 2014 Class A-2 Notes during the year ended December 31, 2019. As of December 31, 2019, the Company's leverage ratio was 4.57x. We do not anticipate we will be required to make any principal payments during 2020.
We may voluntarily repay the New Notes at any time; however, if we repay the New Notes prior to certain dates we would be required to pay make-whole premiums. As of December 31, 2019, the make-whole premium associated with voluntary prepayment of the Class A-2-I Notes was approximately $35 million; this amount declines progressively each quarter to zero in June 2022. As of December 31, 2019, the make-whole premium associated with voluntary prepayment of the Class A-2-II Notes was approximately $63 million; this amount declines progressively each quarter to zero in June 2024. We would also be subject to a make-whole premium in the event of a mandatory prepayment required following a Rapid Amortization Event or certain asset dispositions. The mandatory make-whole premium requirements are considered derivatives embedded in the New Notes that must be bifurcated for separate valuation. We estimated the fair value of these derivatives to be immaterial as of December 31, 2019, based on the probability-weighted discounted cash flows associated with either event.
The legal final maturity of the 2019 Class A-2 Notes is in June 2049, but it is anticipated that, unless earlier prepaid to the extent permitted under the Indenture, the Class A-2-I Notes will be repaid in June 2024 (the “Class A-2-I Anticipated Repayment Date”) and the Class A-2-II Notes will be repaid in June 2026 (the “Class A-2-II Anticipated Repayment Date”). If the Co-Issuers have not repaid or refinanced the Class A-2-I Notes by the Class A-2-I Anticipated Repayment Date or the Class A-2-II Notes by the Class A-2-II Anticipated Repayment Date, then additional interest will accrue on the Class A-2-I Notes and the Class A-2-II Notes, as applicable, at the greater of: (A) 5.0% and (B) the amount, if any, by which the sum of the following exceeds the applicable Class A-2 Note interest rate: (x) the yield to maturity (adjusted to a quarterly bond-equivalent basis) on the applicable anticipated repayment date of the United States Treasury Security having a term closest to 10 years plus (y) 5.0%, plus (z) 2.15% for the Class A-2-I Notes and 2.64% for the Class A-2-II Notes.
2019 Class A-1 Notes
The Co-Issuers also entered into a revolving financing facility, the 2019 Class A-1 Notes, that allows for drawings up to $225 million of variable funding notes and the issuance of letters of credit. The 2019 Class A-1 Notes were issued under the Indenture. Drawings and certain additional terms related to the 2019 Class A-1 Notes are governed by the 2019 Class A-1 Note Purchase Agreement, dated June 5, 2019, among the Co-Issuers, certain special-purpose, wholly-owned indirect subsidiaries of the Company, each as a Guarantor, the Company, as manager, certain conduit investors, financial institutions and funding agents, and Barclays Bank PLC, as provider of letters of credit, swingline lender and administrative agent (the “Purchase Agreement”).
The 2019 Class A-1 Notes will be governed, in part, by the Purchase Agreement and by certain generally applicable terms contained in the Indenture. The applicable interest rate under the 2019 Class A-1 Notes depends on the type of borrowing by the Co-Issuers. The applicable interest rate for advances is generally calculated at a per annum rate equal to the commercial paper funding rate or one-, two-, three- or six-month Eurodollar Funding Rate, in either case, plus 2.15%. The applicable interest rate for swingline advances and unreimbursed draws on outstanding letters of credit is a per annum base rate equal to the sum of (a) 1.15% plus (b) the greatest of (i) the Prime Rate in effect from time to time, (ii) the Federal Funds Rate in effect from time to time plus 0.50% and (iii) the one-month Eurodollar Funding Rate plus 1.00%. There is no upfront fee for the 2019 Class A-1 Notes. There is a fee of 50 basis points on any unused portion of the 2019 Class A-1 Notes facility. Undrawn face amounts of outstanding letters of credit that are not cash collateralized accrue a fee of 2.15% per annum. It is anticipated that the principal and interest on the 2019 Class A-1 Notes will be repaid in full on or prior to the quarterly payment date in June 2024 (the “2019 Class A-1 Anticipated Repayment Date”), subject to two additional one-year extensions at the option of the Company upon the satisfaction of certain conditions.

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
Management Agreement
Under the terms of the Management Agreement, dated September 30, 2014, as amended and restated as of September 5, 2018, as further amended and restated as of June 5, 2019 and as amended by that certain Amendment No. 1 to Management Agreement dated November 21, 2019, among the Company, the Securitization Entities, Applebee’s Services, Inc., International House of Pancakes, LLC and the Trustee, the Company will act as the manager with respect to the Securitized Assets. The primary responsibilities of the manager will be to perform certain franchising, distribution, intellectual property and operational functions on behalf of the Securitization Entities with respect to the Securitized Assets pursuant to the Management Agreement. The manager will be entitled to the payment of the weekly management fee, as set forth in the Management Agreement and will be subject to the liabilities set forth in the Management Agreement.
The manager will manage and administer the Securitized Assets in accordance with the terms of the Management Agreement and, except as otherwise provided in the Management Agreement, the management standards set forth in the Management Agreement. Subject to limited exceptions set forth in the Management Agreement, the Management Agreement does not require the manager to expend or risk its funds or otherwise incur any financial liability in the performance of any of its rights or powers under the Management Agreement if the manager has reasonable grounds for believing that repayment of such funds or adequate indemnity against such risk or liability is not compensated by payment of the weekly management fee or is otherwise not reasonably assured or provided to it.
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
Covenants and Restrictions
The New Notes are subject to a series of covenants and restrictions customary for transactions of this type, including: (i) that the Co-Issuers maintain specified reserve accounts to be used to make required payments in respect of the New Notes, (ii) provisions relating to optional and mandatory prepayments, and the related payment of specified amounts, including specified call redemption premiums in the case of Class A-2 Notes under certain circumstances; (iii) certain indemnification payments in the event, among other things, the transfers of the assets pledged as collateral for the New Notes are in stated ways defective or ineffective and (iv) covenants relating to recordkeeping, access to information and similar matters. The New Notes are subject to customary rapid amortization events provided for in the Indenture, including events tied to failure of the Securitization Entities to maintain the stated debt service coverage ratio (“DSCR”), the sum of domestic retail sales for all restaurants being below certain levels on certain measurement dates, certain manager termination events, certain events of default and the failure to repay or refinance the Class A-2 Notes on the anticipated repayment dates. The New Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal or other amounts due on or with respect to the New Notes, failure of the Securitization Entities to maintain the stated DSCR, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties and certain judgments.

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

Our DSCR for the reporting period ended December 31, 2019 was 4.27x.

Use of Credit Facilities
We have not drawn on the 2019 Class A-1 Notes subsequent to their June 5, 2019, issuance. At December 31, 2019, $2.8 million was pledged against the 2019 Class A-1 Notes for outstanding letters of credit, leaving $222.2 million of 2019 Class A-1 Notes available for borrowing. The letters of credit are used primarily to satisfy insurance-related collateral requirements.
During the year ended December 31, 2019, we repaid $25.0 million of 2018 Class A-1 Notes, representing the amount outstanding at December 31, 2018; we did not draw on the 2018 Class A-1 Notes during 2019 prior to their replacement on June 5, 2019. The maximum amount of 2018 Class A-1 Notes outstanding during the period from January 1, 2019 to June 5, 2019 was $25.0 million and the weighted average interest rate on the 2018 Class A-1 Note for the period outstanding was 4.88%.
Loss on Extinguishment of Debt

In connection with the repayment of the 2014 Class A-2 Notes, the Company recognized a loss on extinguishment of debt of $8.3 million, representing the remaining unamortized costs related to the 2014 Class A-2 Notes. Prior to the extinguishment on June 5, 2019, amortization costs of $1.4 million associated with the 2014 Class A-2 Notes were included in interest expense for the year ended December 31, 2019.

Debt Issuance Costs

We incurred costs of approximately $12.9 million in connection with the issuance of the 2019 Class A-2 Notes. These debt issuance costs are being amortized using the effective interest method over the estimated life of each tranche of the 2019 Class A-2 Notes. Amortization costs of $1.2 million were included in interest expense for the year ended December 31, 2019. Unamortized debt issuance costs of $11.8 million are reported as a direct reduction of the Class A-2 Notes in the Consolidated Balance Sheets.

We incurred costs of approximately $0.2 million in connection with the replacement of the 2018-1 Class A-1 Notes with the 2019 Class A-1 Notes. These debt issuance costs have been added to the remaining unamortized costs of approximately $2.8 million related to the 2018 Class A-1 Notes, the total of which costs is now being amortized using the effective interest method over the estimated five-year life of the 2019 Class A-1 Notes. Amortization costs of $0.8 million were included in interest expense for the year ended December 31, 2019.

Unamortized debt issuance costs of $2.7 million related to the 2019-1 Class A-1 Notes are reported as other long-term assets in the Consolidated Balance Sheets at December 31, 2019.
Based on our current level of operations, we believe that our cash flow from operations, available cash and available borrowing capacity under our 2019 Class A-1 Notes will be adequate to meet our liquidity needs during 2020.

Cash Flows		Favorable (Unfavorable) Variance		Favorable (Unfavorable) Variance
	2019		2018		2017
	(In millions)
Net cash provided by operating activities	$155.2	$14.9	$140.3	$74.6	$65.7
Net cash (used in) provided by investing activities	(0.2)	14.6	(14.8)	(22.5)	7.7
Net cash used in financing activities	(182.9)	(94.6)	(88.3)	7.5	(95.8)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(27.9)	$(65.1)	$37.2	$59.6	$(22.4)
Operating Activities
Cash provided by operating activities is primarily driven by revenues earned and collected from our franchisees, and profit from our company-owned restaurant, rental operations and financing operations.
Cash provided by operating activities increased $14.9 million in 2019 compared to 2018. The components of that change are as follows:

		Favorable (Unfavorable) Variance
	2019		2018
	(In millions)
Net income	$104.3	$23.9	$80.4
Non-cash reconciling items	47.6	18.1	29.5
Changes in working capital	3.3	(27.1)	30.4
Cash provided by operating activities	$155.2	$14.9	$140.3

The change in net income was primarily due to increased profit from franchise operations and lower G&A expenses, each of which was discussed in preceding sections of this MD&A.

Non-cash reconciling items (primarily depreciation and amortization, deferred taxes, loss on extinguishment of debt and stock-based compensation) increased 18.1 million from 2018. Our depreciation and amortization charges were higher in 2019 compared to 2018 because we operated 69 Applebee's restaurants for 12 months in 2019 as opposed to operating them for less than one month in 2018. Depreciation on capitalized software was also higher due to additional investment in consumer-facing information technology.

Net changes in working capital provided cash of $3.3 million during 2019 compared to providing cash of $30.4 million during 2018. This unfavorable change of $27.1 million between years primarily resulted from an increase in payments for incentive compensation and the timing of prepaid rent, offset by the timing of payments of marketing accruals. Incentive compensation payments made in 2019 (earned in 2018) were larger than those made in 2018 (earned in 2017). In addition, cash collections of past-due accounts receivable that took place in 2018 did not recur to the same degree in 2019 because of the overall improvement in the financial health of Applebee's franchisees.

Investing Activities

Net cash used in investing activities in 2019 decreased by $14.6 million compared to 2018. The components of that change are as follows:

		Favorable (Unfavorable) Variance
	2019		2018
	(In millions)
Principal receipts from notes, equipment contracts and other long-term receivables	$24.1	$(1.7)	$25.8
Additions to property and equipment	(19.4)	(5.1)	(14.3)
Acquisition of business	—	20.2	(20.2)
Additions to long-term receivables	(7.0)	(0.5)	(6.5)
Other	2.2	1.8	0.4
Cash provided by operating activities	$(0.2)	$14.6	$(14.8)

The Company acquired 69 Applebee's restaurants for $20.2 million in 2018 (See Note 18 - Acquisition of Business, of the Notes to Consolidated Financial Statements) but had no acquisitions in 2019. Additions to property and equipment increased

$5.1 million, of which approximately $3.2 million related to the 69 restaurants acquired in 2018; the remainder of the increase related to increased investment in consumer-facing information technology.

The Company has notes and various other long-term receivables from franchisees totaling $$118.5 million at December 31, 2019. The following table represents the timing of principal receipts from these receivables:

	Principal Receipts Due By Period
	2020	2021	2022	2023	2024	Thereafter	Total
	(In millions)
Equipment leases(1)	$9.0	$8.7	$8.5	$7.9	$7.2	$15.0	$56.3
Direct financing leases(2)	11.0	9.4	7.2	3.2	1.1	2.1	34.0
Other notes(3)	4.6	4.1	7.8	3.8	3.7	4.2	28.2
Total	$24.6	$22.2	$23.5	$14.9	$12.0	$21.3	$118.5
________________________________________________

(1)	Equipment lease receivables extend through the year 2029.

(2)	Direct financing lease receivables extend through the year 2038.

(3)	Other notes receivable extend through the year 2024.
Financing Activities
Net cash used in financing activities increased $94.6 million during 2019 as compared to 2018. The components of that change are as follows:

		(Increase) decrease in cash used
	2019		2018
	(In millions)
Repurchase of common stock	$(109.7)	$(76.1)	$(33.6)
Dividends paid	(46.9)	4.2	(51.1)
Net issuance (payments) of long-term debt, including issuance costs	3.1	19.7	(16.6)
Net (payment) borrowing of revolving credit	(25.0)	(50.0)	25.0
All other	(4.4)	7.6	(12.0)
Cash used in financing activities	$(182.9)	$(94.6)	$(88.3)

Resolution of issues related to the financial health of certain Applebee's franchisees enabled us to increase our return of cash to shareholders in the form of repurchases of common stock. Our dividends paid declined due to a decrease in total dividends paid per share ($2.70 per share in 2019 compared to $2.86 per share in 2018) and a decrease in the number of shares outstanding. Note that dividends declared during 2019 increased by 10% to $2.76 per share (four quarterly declarations of $0.69 per share) from dividends declared of $2.52 per share (four quarterly declarations of $0.63 per share). However, dividends paid in 2018 included a dividend of $0.97 declared in the fourth quarter of 2017. See Note 12 - Stockholders' Deficit, of the Notes to the Consolidated Financial Statements included in this report for additional detail on the timing of the declaration and payment of dividends. We evaluate dividend payments on common stock and repurchases of common stock within the context of our overall capital allocation strategy with our Board of Directors on an ongoing basis, giving consideration to our current and forecast earnings, financial condition, cash requirements and other factors. There can be no assurance that we will continue to pay such dividends or the amount of such dividends or repurchase common stock or the amount of such repurchases.

Net cash related to long-term debt improved in 2019 compared to 2018, primarily because we were not required to make any principal payments in 2019. As discussed above under “Long-Term Debt,” we must make a principal payment on long-term debt of $3.25 million each quarter if our leverage ratio is greater than 5.25x. We were not required to make any principal payments in 2019; we made four such payments totaling $13.0 million in 2018. We do not anticipate we will be required to make any such payments in 2020.

As discussed above under “Use of Credit Facilities,” we did not utilize our credit facility during 2019 and we repaid the outstanding balance at December 31, 2018 in January 2019.

The primary reason for the decrease in other cash used in financing activities was an increase of $8.0 million in proceeds from exercise of stock options. A decision as to the exercise of a stock option is that of the individual option holder, but we believe the increase in cash from the exercise of options was due in part to an increase in our stock price during 2019 as compared to 2018.

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

		Favorable (Unfavorable) Variance		Favorable (Unfavorable) Variance
	2019		2018		2017
	(In millions)
Cash flows provided by operating activities	$155.2	$14.9	$140.3	$74.6	$65.7
Net receipts from notes and equipment receivables	13.0	(1.9)	14.9	4.3	10.6
Additions to property and equipment	(19.4)	(5.1)	(14.3)	(1.0)	(13.3)
Adjusted free cash flow	$148.8	$7.9	$140.9	$77.9	$63.0

The increase in adjusted free cash flow in 2019 compared to 2018 was primarily due to the increase in cash provided by operating activities, partially offset by an increase in capital expenditures, each of which was discussed in preceding sections of this MD&A.

At December 31, 2019, our cash and cash equivalents totaled $116.0 million, including $56.6 million of cash held for gift card programs and IHOP advertising funds.

Capital Allocation

Dividends

During the fiscal years ended December 31, 2019, 2018 and 2017, we declared and paid dividends on common stock as shown in Note 12 - Stockholders' Deficit, of the Notes to the Consolidated Financial Statements included in this report.

On February 20, 2020, our Board of Directors approved payment of a cash dividend of $0.76 per share of common stock, payable at the close of business on April 3, 2020 to the stockholders of record as of the close of business on March 20, 2020.

Share Repurchases

In February 2019, our Board of Directors approved a stock repurchase program authorizing us to repurchase up to $200 million of our common stock (the “2019 Repurchase Program”) on an opportunistic basis from time to time in the open market or in privately negotiated transactions based on business, market, applicable legal requirements and other considerations.  The 2019 Repurchase Program, as approved by the Board of Directors, does not require the repurchase of a specific number of shares and can be terminated at any time.

In October 2015, our Board of Directors approved a stock repurchase program authorizing us to repurchase up to $150 million of our common stock (the “2015 Repurchase Program”) on an opportunistic basis from time to time in open market transactions and in privately negotiated transactions based on business, market, applicable legal requirements and other considerations. The 2015 Repurchase Program, as approved by the Board of Directors, did not require the repurchase of a specific number of shares and could be terminated at any time. In connection with the approval of the 2019 Repurchase Program, the Board of Directors terminated the 2015 Repurchase Program in February 2019.

A summary of shares repurchased under the 2019 Repurchase Program and the 2015 Repurchase Program, during the year ended December 31, 2019 and cumulatively, is as follows:

	Shares	Cost of shares
		(In millions)
2019 Repurchase Program:
Repurchased during the year ended December 31, 2019	1,237,698	$103.3
Cumulative (life-of-program) repurchases	1,237,698	$103.3
Remaining dollar value of shares that may be repurchased	n/a	$96.7

2015 Repurchase Program:
Repurchased during the year ended December 31, 2019	110,499	$8.4
Cumulative (life-of-program) repurchases	1,589,995	$126.2
Remaining dollar value of shares that may be repurchased	n/a	n/a

From time to time, we also repurchase shares owned and tendered by employees to satisfy tax withholding obligations on the vesting of restricted stock awards. Shares are deemed purchased at the closing price of our common stock on the vesting date. See Part II, Item 5 for detail on all share repurchase activity during the fourth quarter of 2019.

Off-Balance Sheet Arrangements
We have obligations for guarantees on certain franchisee lease agreements, as disclosed below in “Contractual Obligations and Commitments” and Note 11 - Commitments and Contingencies, of the Notes to Consolidated Financial Statements. Other than such guarantees, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K as of December 31, 2019.

Contractual Obligations and Commitments
The following are our significant contractual obligations and commitments as of December 31, 2019:

	Payments Due By Period
Contractual Obligations	1 Year	2 - 3 Years	4 - 5 Years	More than 5 Years	Total
	(In millions)
Debt(1)	$57.7	$115.4	$800.7	$628.3	$1,602.1
Operating leases(2)	97.4	154.4	115.6	173.0	540.4
Finance leases(1)	19.9	31.1	20.9	55.7	127.6
Financing obligations(1)	5.6	10.3	10.6	44.8	71.3
Purchase commitments	103.6	12.3	—	—	115.9
Unrecognized income tax benefits(3)	1.5	—	—	6.1	7.6
Total minimum payments	285.7	323.5	947.8	907.9	2,464.9
Less interest	(94.0)	(167.9)	(135.4)	(83.4)	(480.7)
Total	$191.7	$155.6	$812.4	$824.5	$1,984.2
(1) Includes interest calculated on balances as of December 31, 2019 using interest rates in effect as of December 31, 2019.
(2) Includes interest calculated on balances as of December 31, 2019 using interest rates used to calculate operating lease liability.
(3) While up to $1.5 million is expected to be paid within one year, there is no contractual obligation to do so. For the remaining liability, due to the uncertainties related to these tax matters, we are unable to make a reasonably reliable estimate when a cash settlement with a taxing authority will occur.

	Expiration By Period
Commitments	1 Year	2 - 3 Years	4 - 5 Years	More than 5 Years	Total
	(In millions)
Lease guarantees(4)	$15.5	$29.7	$26.9	$185.1	$257.2
Letters of credit(5)	2.8	—	—	—	2.8
Food purchases(6)	2.6	—	—	—	2.6
Total	$20.9	$29.7	$26.9	$185.1	$262.6
(4) This amount represents the maximum potential liability for future payment guarantees under leases that have been assigned to third-party buyers of Applebee's company-operated restaurants and expire at the end of the respective lease terms, which range from 2020 through 2048. See Note 11 - Commitments and Contingencies, of the Notes to Consolidated Financial Statements for additional information.
(5) Primarily used to satisfy insurance-related collateral requirements. These letters of credit expire annually, but typically are renewed in the same amount each year unless collateral requirements change.
(6) In some instances, IHOP and Applebee's may be required to guarantee their purchase of any remaining inventory of certain food and other items purchased by CSCS.

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
Leases
Our restaurants are located on (i) sites owned by us, (ii) sites leased by us from third parties and (iii) sites owned or leased by franchisees. For sites owned by or leased by us from third parties, we, in turn, sublease to our franchisees. At the inception of the lease, each property is evaluated to determine whether the lease will be accounted for as an operating or finance lease in accordance with the provisions of U.S. GAAP governing the accounting for leases.
The Company's lease agreements generally do not provide information to determine the implicit interest rate in the agreements. This requires the Company to make significant judgments in determining the incremental borrowing rate to be used in calculating operating lease liabilities as of the adoption date. The Company estimates the incremental borrowing rate primarily by reference to (i) yield rates on debt issuances by companies of a similar credit rating as the Company; (ii) U.S. Treasury rates as of the adoption or commencement date; and (iii) adjustments for differences between these rates and the lease term.
Management also makes judgments regarding the term for each restaurant property lease, which can impact the classification and accounting for a lease as finance or operating, the rent holiday and/or escalations in payment that are taken into consideration when calculating straight-line rent and the term over which the right-of-use asset (for operating leases) or equipment under finance lease is amortized. These judgments may produce materially different amounts of depreciation, amortization and rent expense than would be reported if different assumed lease terms were used.
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
We recognize deferred tax assets and liabilities using the enacted tax rates for the effect of temporary differences between the financial reporting basis and the tax basis of recorded assets and liabilities. Deferred tax accounting requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portions or all the net deferred tax assets will not be realized. This test requires projection of our taxable income into future years to determine if there will be taxable income sufficient to realize the tax assets. The preparation of the projections requires considerable judgment and is subject to change to reflect future events and changes in the tax laws. When we establish or reduce the valuation allowance against our deferred tax assets, our income tax expense will increase or decrease, respectively, in the period such determination is made.
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

Accounting Standards Adopted in the Current Fiscal Year
See Note 2 - Basis of Presentation and Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements included in this report for a description of accounting standards we adopted in fiscal 2019.

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
Interest Rate Risk
The significant majority of our long-term debt outstanding at December 31, 2019 was issued at fixed interest rates (see Note 8 - Long-Term Debt, of the Notes to Consolidated Financial Statements). We are only exposed to interest rate risk on borrowings that we may make in the future under our 2019 Class A-1 Notes, a revolving credit facility. We had no outstanding borrowings under our 2019 Class A-1 Notes at December 31, 2019 and we did not utilize this revolving credit facility during the year ended December 31, 2019. Accordingly, a 1% increase or decrease in interest rates would not impact our annual interest expense.
We do not engage in speculative transactions nor do we hold or issue financial instruments for trading purposes. We had no material amounts of derivative instruments at December 31, 2019 and did not hold any material amount of derivative instruments during the year ended December 31, 2019.

Investments in instruments earning a fixed rate of interest carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. We currently do not hold any fixed rate investments.
Based on our interest-earning cash, cash equivalents and restricted cash balances as of December 31, 2019, a 1% increase or decrease in interest rates would increase or decrease our annual interest income by approximately $1.5 million.
Commodity Prices
Many of the food products purchased by our franchisees and area licensees are affected by commodity pricing and are, therefore, subject to unpredictable price volatility. Extreme increases in commodity prices and/or long-term changes could affect our franchisees, area licensees and company-operated restaurants adversely. We expect that, in most cases, the IHOP and Applebee's systems would be able to pass increased commodity prices through to their customers via increases in menu prices. From time to time, competitive circumstances could limit short-term menu price flexibility, and in those cases, franchisees' margins would be negatively impacted by increased commodity prices. Since the significant majority of our restaurants are franchised, we believe that any changes in commodity pricing that cannot be adjusted for by changes in menu pricing or other strategies would not be material to our financial condition, results of operations or cash flows.
The Company and owners of Applebee's and IHOP franchise restaurants are members of CSCS, a Co-op that manages procurement activities for the Applebee's and IHOP restaurants that belong to the Co-op. We believe the larger scale created by combining the supply chain requirements of both brands under one organization can provide cost savings and efficiency in the purchasing function. As of December 31, 2019, 100% of Applebee's domestic franchise restaurants and 99% of IHOP domestic franchise restaurants are members of CSCS. In some instances, IHOP and Applebee's may be required to guarantee their purchase of any remaining inventory of certain food and other items purchased by CSCS for the purpose of supplying limited time promotions on behalf of the Applebee's and IHOP systems as a whole. None of these food product guarantees is a derivative instrument. At December 31, 2019, our outstanding guarantees for food product purchases were $2.6 million.

International Currency Exchange Rate Risk
We have minimal exposure to international currency exchange rate fluctuations. Revenue derived from all international country operations comprised less than 2% of total consolidated revenue for the year ended December 31, 2019, such that a hypothetical concurrent 10% adverse change in the currency of every international country in which our franchisees operate restaurants would have a negative impact of less than 0.2% of our consolidated revenue.

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Dine Brands Global, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Dine Brands Global, Inc. and Subsidiaries (the Company) as of December 29, 2019 and December 30, 2018, the related consolidated statements of comprehensive income (loss), stockholders’ (deficit) equity and cash flows for each of the three years in the period ended December 29, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 29, 2019 and December 30, 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 29, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2020 expressed an unqualified opinion thereon.

Adoption of Accounting Standards Update No. 2016-02
As discussed in Note 2 to the consolidated financial statements, the Company changed its method for accounting for leases due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842), effective December 31, 2018. As explained below, auditing the Company’s determination of incremental borrowing rates in connection with the adoption of Topic 842 was a critical audit matter.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill and Indefinite Lived Intangible Assets Impairment
Description of the Matter
At December 31, 2019, the Company’s goodwill and indefinite lived tradename intangible asset (tradename) were $343.8 million and $479.0 million, respectively. The majority of the goodwill and the entirety of the tradename relates to the Applebee's franchised restaurants unit (Applebee’s franchise unit). As discussed in Notes 2, 6 and 7 to the consolidated financial statements, goodwill and tradename are tested for impairment at least annually, and more frequently if the Company believes indicators of impairment exist. During 2019, the Company performed an assessment of indicators of potential impairment, including macro-economic conditions, market and industry conditions, cost considerations, the competitive environment, share price fluctuations, overall financial performance and results of past impairment tests, to determine if the fair value of the Applebee’s franchise unit’s goodwill and tradename were impaired.

Auditing management’s annual goodwill and tradename impairment tests was complex due to the high degree of judgment required to assess management’s evaluation of the indicators of potential impairment, including comparing sales, operating expenses, overhead expenses, depreciation and capital expenditures to the historical and projected amounts that were used in previous impairment tests and assess whether any variances were indicative of potential impairments.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s annual goodwill and tradename impairment tests, including controls over the review of the indicators of potential impairment, financial forecasts and the accuracy of the underlying data used.

Our audit procedures also included, among others, assessing the various indicators considered by management by comparing such factors to metrics independently obtained from third-party sources. For example, to assess the macro-economic conditions, we compared the real gross domestic product used in the Company’s analysis to the actual and projected measures which we independently identified. Furthermore, we evaluated the Company's analysis of overall market and industry conditions using industry sales trend data obtained from an independent source. Additionally, we compared the actual financial measures for the year ended December 31, 2019, such as sales, operating expenses, overhead expenses, depreciation and capital expenditures, to those forecasted in the previous impairment analysis in order to assess the historical accuracy of management’s forecasting. We also recalculated the Company’s market capitalization and compared the results to the market capitalization from prior periods. We evaluated whether any variances from the projections or changes in market capitalization were indicative of potential impairment of the goodwill and tradename.

Determination of Incremental Borrowing Rates
Description of the Matter
As discussed above and in Note 2 to the consolidated financial statements, effective December 31, 2018, the Company adopted Accounting Standards Update No. 2016-02, Leases (Topic 842), which resulted in the recognition of operating lease right-of-use assets of $395.6 million and operating lease liabilities of $453.0 million. The calculation of the right‑of‑use assets and the lease liabilities includes an estimate of the present value of the future lease payments to be made over the remaining lease term, discounted using the Company's incremental borrowing rates. The incremental borrowing rate is the rate of interest that the lessee would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

Auditing management’s assessment of the incremental borrowing rates in connection with the adoption of Topic 842 was especially challenging due to the complexity of the calculation methodology and the sensitivity of the right-of-use assets and lease liabilities to changes in the incremental borrowing rates.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process for determining the incremental borrowing rates. For example, we tested controls over the review of the methodology and assumptions used to determine the incremental borrowing rates, including the lease terms and the Company’s creditworthiness.

Our audit procedures also included, among others, evaluating the methodology and underlying data used by the Company. With the assistance of our specialists, we independently identified relevant market yields using the Company’s credit rating, current market environment for recent debt transactions, and market data available to support the adjustment required to reflect a collateralized borrowing rate, as well as the lease terms, and compared those rates to the incremental borrowing rates used by management. We also tested the accuracy and completeness of the lease data by comparing lease information used in the incremental borrowing rate calculations to a sample of lease agreements.

We have served as the Company’s auditor since 2004.
/s/ ERNST & YOUNG LLP
Los Angeles, California
February 24, 2020

Dine Brands Global, Inc. and Subsidiaries Consolidated Balance Sheets (In thousands, except share amounts)

	December 31,
Assets	2019	2018
Current assets:
Cash and cash equivalents	$116,043	$137,164
Receivables, net	136,869	137,504
Restricted cash	40,732	48,515
Prepaid gift card costs	36,077	38,195
Prepaid income taxes	13,290	17,402
Other current assets	3,906	3,410
Total current assets	346,917	382,190
Other intangible assets, net	575,103	585,889
Operating lease right-of-use assets	366,931	—
Goodwill	343,862	345,314
Property and equipment, net	216,420	240,264
Long-term receivables, net	85,999	103,102
Deferred rent receivable	70,308	77,069
Non-current restricted cash	15,700	14,700
Other non-current assets, net	28,271	26,152
Total assets	$2,049,511	$1,774,680

Liabilities and Stockholders' Deficit
Current liabilities:
Current maturities of long-term debt	$—	$25,000
Accounts payable	40,925	43,468
Gift card liability	159,019	160,438
Current maturities of operating lease obligations	72,815	—
Current maturities of finance lease and financing obligations	13,669	14,031
Accrued employee compensation and benefits	23,904	27,479
Dividends payable	11,702	11,389
Deferred franchise revenue, short-term	10,086	10,138
Other accrued expenses	25,792	24,243
Total current liabilities	357,912	316,186
Long-term debt, net, less current maturities	1,288,248	1,274,087
Operating lease obligations, less current maturities	359,025	—
Finance lease obligations, less current maturities	77,393	87,762
Financing obligations, less current maturities	37,682	38,482
Deferred income taxes, net	98,499	105,816
Deferred franchise revenue, long-term	56,944	64,557
Other non-current liabilities	15,582	90,063
Total liabilities	2,291,285	1,976,953
Commitments and contingencies
Stockholders' deficit:
Preferred stock, $1 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; shares: 40,000,000 authorized; 2019 - 24,925,447 issued, 16,521,921 outstanding; 2018 - 24,984,898 issued, 17,644,267 outstanding	249	250
Additional paid-in-capital	246,192	237,726
Retained earnings	61,653	10,414
Accumulated other comprehensive loss	(58)	(60)
Treasury stock, at cost; shares: 2019 - 8,403,526; 2018 - 7,340,631	(549,810)	(450,603)
Total stockholders' deficit	(241,774)	(202,273)
Total liabilities and stockholders' deficit	$2,049,511	$1,774,680

See the accompanying notes to the consolidated financial statements.

Dine Brands Global, Inc. and Subsidiaries Consolidated Statements of Comprehensive Income (Loss) (In thousands, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Revenues:
Franchise revenues:
Royalties, franchise fees and other	$368,171	$375,640	$360,253
Advertising revenue	283,015	268,294	234,165
Total franchise revenues	651,186	643,934	594,418
Company restaurant sales	131,214	7,084	7,518
Rental revenues	120,666	121,934	121,437
Financing revenues	7,112	7,979	8,352
Total revenues	910,178	780,931	731,725
Cost of revenues:
Franchise expenses:
Advertising expenses	281,781	269,590	243,096
Other franchise expenses	30,973	61,029	50,890
Total franchise expenses	312,754	330,619	293,986
Company restaurant expenses	123,272	5,872	7,838
Rental expenses:
Interest expense from finance leases	5,602	6,894	8,153
Other rental expenses	85,157	83,862	82,439
Total rental expenses	90,759	90,756	90,592
Financing expenses	579	597	598
Total cost of revenues	527,364	427,844	393,014
Gross profit	382,814	353,087	338,711
General and administrative expenses	162,815	166,683	165,679
Interest expense	60,393	61,686	61,979
Amortization of intangible assets	11,702	10,105	10,009
Closure and other impairment charges	1,487	2,107	3,968
Loss on extinguishment of debt	8,276	—	—
Debt refinancing costs	—	2,523	—
Gain on disposition of assets	(332)	(625)	(6,249)
Impairment of goodwill and intangible assets	—	—	531,634
Income (loss) before income tax (provision) benefit	138,473	110,608	(428,309)
Income tax (provision) benefit	(34,127)	(30,254)	85,559
Net income (loss)	104,346	80,354	(342,750)
Other comprehensive income (loss), net of tax:
Adjustment to unrealized loss on available-for-sale investments	—	50	—
Foreign currency translation adjustment	2	(5)	2
Total comprehensive income (loss)	$104,348	$80,399	$(342,748)
Net income (loss) available to common stockholders:
Net income (loss)	$104,346	$80,354	$(342,750)
Less: Net (income) loss allocated to unvested participating restricted stock	(3,532)	(2,711)	6,768
Net income (loss) available to common stockholders	$100,814	$77,643	$(335,982)
Net income (loss) available to common stockholders per share:
Basic	$5.95	$4.43	$(18.96)
Diluted	$5.85	$4.37	$(18.96)
Weighted average shares outstanding:
Basic	16,934	17,533	17,725
Diluted	17,245	17,789	17,740
See the accompanying notes to the consolidated financial statements.

Dine Brands Global, Inc. and Subsidiaries Consolidated Statements of Stockholders' (Deficit) Equity (In thousands)

	Common Stock				Accumulated Other Comprehensive Loss	Treasury Stock
	Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)		Shares	Cost	Total
Balance at December 31, 2016	17,970	$251	$292,809	$325,451	$(107)	7,165	$(422,263)	$196,141
Net loss	—	—	—	(342,750)	—	—	—	(342,750)
Other comprehensive gain	—	—	—	—	2	—	—	2
Purchase of Company common stock	(146)	—	—	—	—	146	(10,003)	(10,003)
Reissuance of treasury stock	281	—	(7,478)	—	—	(281)	10,113	2,635
Net use of shares for stock plans	(71)	(1)	1	—	—	—	—	—
Repurchase of restricted shares for taxes	(41)		(2,396)	—	—	—	—	(2,396)
Stock-based compensation	—	—	10,783	—	—	—	—	10,783
Dividends on common stock	—	—	407	(52,641)	—	—	—	(52,234)
Dividends on common stock in excess of retained earnings	—	—	(17,718)	—	—	—	—	(17,718)
Balance at December 31, 2017	17,993	250	276,408	(69,940)	(105)	7,029	(422,153)	(215,540)
Net income	—	—	—	80,354	—	—	—	80,354
Other comprehensive gain	—	—	—	—	45	—	—	45
Purchase of Company common stock	(479)	—	—	—	—	479	(34,929)	(34,929)
Reissuance of treasury stock	167	—	(2,551)	—	—	(167)	6,479	3,928
Net use of shares for stock plans	(11)	—	—	—	—	—	—	—
Repurchase of restricted shares for taxes	(27)	—	(1,972)	—	—	—	—	(1,972)
Stock-based compensation	—	—	10,546	—	—	—	—	10,546
Dividends on common stock in excess of retained earnings	—	—	(44,705)	—	—	—	—	(44,705)
Balance at December 31, 2018	17,644	250	237,726	10,414	(60)	7,341	(450,603)	(202,273)
Adoption of ASC 842 (Note 2)	—	—	—	(5,030)	—	—	—	(5,030)
Net income	—	—	—	104,346	—	—	—	104,346
Other comprehensive gain	—	—	—	—	2	—	—	2
Purchase of Company common stock	(1,348)	—	—	—	—	1,348	(111,697)	(111,697)
Reissuance of treasury stock	285	(1)	(520)	—	—	(285)	12,490	11,969
Net use of shares for stock plans	(30)	—	—	—	—	—	—	—
Repurchase of restricted shares for taxes	(30)	—	(2,728)	—	—	—	—	(2,728)
Stock-based compensation	—	—	10,808	—	—	—	—	10,808
Dividends on common stock	—	—	982	(48,077)	—	—	—	(47,095)
Other	—	—	(76)	—	—	—	—	(76)
Balance at December 31, 2019	16,522	$249	$246,192	$61,653	$(58)	8,404	$(549,810)	$(241,774)
See the accompanying notes to the consolidated financial statements.

Dine Brands Global, Inc. and Subsidiaries Consolidated Statements of Cash Flows (In thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net income (loss)	$104,346	$80,354	$(342,750)
Adjustments to reconcile net income (loss) to cash flows provided by operating activities:
Impairment of goodwill and intangible assets	—	—	531,634
Depreciation and amortization	42,493	32,175	30,648
Non-cash stock-based compensation expense	10,808	10,546	10,752
Non-cash interest expense	3,369	3,792	3,364
Loss on extinguishment of debt	8,276	—	—
Closure and impairment charges	1,485	2,038	3,834
Deferred income taxes	(5,494)	(11,847)	(136,127)
Deferred revenue	(7,695)	(5,577)	—
Gain on disposition of assets	(332)	(623)	(6,285)
Other	(5,374)	(949)	(10,980)
Changes in operating assets and liabilities:
Accounts receivable, net	(396)	3,149	(8,430)
Current income tax receivables and payables	8,677	8,119	(8,490)
Gift card receivables and payables	(1,037)	(1,488)	(3,322)
Other current assets	(498)	10,425	(8,247)
Accounts payable	583	(9,940)	7,208
Accrued employee compensation and benefits	(3,575)	13,183	(1,126)
Other current liabilities	(456)	6,989	4,050
Cash flows provided by operating activities	155,180	140,346	65,733
Cash flows from investing activities
Principal receipts from notes, equipment contracts and other long-term receivables	24,075	25,771	20,486
Proceeds from sale of property and equipment	2,540	655	1,100
Acquisition of business	—	(20,155)	—
Additions to property and equipment	(19,424)	(14,279)	(13,370)
Additions to long-term receivables	(6,955)	(6,500)	—
Other	(389)	(293)	(541)
Cash flows (used in) provided by investing activities	(153)	(14,801)	7,675
Cash flows from financing activities
Proceeds from issuance of long-term debt	1,300,000	—	—
Repayment of long-term debt	(1,283,750)	(13,000)	(3,250)
Borrowings from revolving credit facilities	—	75,000	—
Repayments of revolving credit facilities	(25,000)	(50,000)	—
Dividends paid on common stock	(46,859)	(51,125)	(69,790)
Repurchase of Dine Brands common stock	(109,698)	(33,603)	(10,003)
Principal payments of finance lease obligations	(13,639)	(13,907)	(12,949)
Payment of debt issuance costs	(13,150)	(3,633)	—
Proceeds from stock options exercised	11,969	3,928	2,635
Tax payments for restricted stock upon vesting	(2,728)	(1,972)	(2,396)
Other	(76)	—	—
Cash flows used in financing activities	(182,931)	(88,312)	(95,753)
Net change in cash, cash equivalents and restricted cash	(27,904)	37,233	(22,345)
Cash, cash equivalents and restricted cash at beginning of year	200,379	163,146	185,491
Cash, cash equivalents and restricted cash at end of year	$172,475	$200,379	$163,146
Supplemental disclosures
Interest paid	$66,104	$66,059	$67,522
Income taxes paid	$44,748	$34,246	$59,528
Non-cash conversion of accounts receivable to notes receivable	$185	$11,959	$5,286
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
As of December 31, 2019, there were 1,841 IHOP® restaurants, of which 1,680 were subject to franchise agreements and 161 were subject to area license agreements. These IHOP restaurants were located in all 50 states of the United States, the District of Columbia, three United States territories and 13 countries outside the United States. As of December 31, 2019, there were 1,787 Applebee's® restaurants, of which 1,718 were subject to franchise agreements and 69 were company-operated restaurants. These Applebee's restaurants were located in all 50 states of the United States, two United States territories and 12 countries outside the United States.
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
Fiscal Periods
The Company has a 52/53 week fiscal year that ends on the Sunday nearest to December 31 of each year. In a 52-week fiscal year, each fiscal quarter contains 13 weeks, comprised of two, four-week fiscal months followed by a five-week fiscal month. In a 53-week fiscal year, the last month of the fourth fiscal quarter contains six weeks. For convenience, the Company refers to its fiscal years as ending on December 31 and its fiscal quarters as ending on March 31, June 30 and September 30. The 2019 fiscal year ended December 29, 2019 and contained 52 weeks. The 2018 fiscal year ended December 30, 2018 and contained 52 weeks. The 2017 fiscal year ended December 31, 2017 and contained 52 weeks.
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
Concentration of Credit Risk
The Company's cash, cash equivalents, restricted cash and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents are placed with financial institutions that management believes are creditworthy. The Company does not believe that it is exposed to any significant credit risk on cash, cash equivalents and restricted cash. At times, cash, cash equivalents and restricted cash balances may be in excess of FDIC insurance limits.
Accounts receivable are derived from revenues earned from franchisees and area licensees located primarily in the United States. Financing receivables arise from the financing of restaurant equipment, leases or franchise fees with the Company by IHOP franchisees. The Company is subject to a concentration of credit risk with respect to receivables from franchisees that

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

own a large number of Applebee's or IHOP restaurants. As of December 31, 2019, there were two franchisees that owned 400 or more restaurants each (one Applebee's franchisee and one franchisee with cross-brand ownership). These franchisees operated 874 Applebee's and IHOP restaurants in the United States, which comprised 26.4% of the total Applebee's and IHOP franchise and area license restaurants in the United States. Revenues from these franchisees represented 17.4%, 19.8%, and 19.3% of total consolidated revenue for the years ended December 31, 2019, 2018 and 2017, respectively. One franchisee represented 10.6% and 11.9% of total consolidated revenue for the years ended December 31, 2019 and 2018, respectively. No single franchisee represented more than 10% of total consolidated revenue for the year ended December 31, 2017. Receivables from these franchisees totaled $14.4 million and $17.5 million at December 31, 2019 and 2018, respectively.
Cash and Cash Equivalents
The Company considers all highly liquid investment securities with remaining maturities at the date of purchase of three months or less to be cash equivalents. These cash equivalents are stated at cost which approximates market value. Cash held related to IHOP advertising funds and the Company's gift card programs is not considered to be restricted cash as there are no restrictions on the use of these funds. Total cash balances related to the IHOP advertising funds and the Company's gift card programs were $56.6 million and $52.2 million as of December 31, 2019 and 2018, respectively.
Restricted Cash
Current
Current restricted cash of $40.7 million at December 31, 2019 consisted of $38.4 million of funds required to be held in trust in connection with the Company's securitized debt and $2.3 million of funds from Applebee's franchisees pursuant to franchise agreements, usage of which was restricted to advertising activities. Current restricted cash of $48.5 million at December 31, 2018 primarily consisted of $42.3 million of funds required to be held in trust in connection with the Company's securitized debt and $6.2 million of funds from Applebee's franchisees pursuant to franchise agreements, usage of which was restricted to advertising activities.
Non-current
Non-current restricted cash of $15.7 million and $14.7 million at December 31, 2019 and 2018, respectively, represents interest reserves required to be set aside for the duration of the securitized debt.
Property and Equipment
Property and equipment are stated at cost, net of accumulated depreciation. Properties under finance leases are stated at the present value of the minimum lease payments. Depreciation is computed using the straight-line method over the estimated useful lives of the assets or remaining useful lives. Leasehold improvements and properties under finance leases are amortized on a straight-line basis over their estimated useful lives or the lease term, if less. The Company has capitalized certain costs incurred in connection with the development of internal-use software which are included in equipment and fixtures in Note 5 - Property and Equipment, of the Notes to the Consolidated Financial Statements and are amortized over the expected useful life of the asset. The general ranges of depreciable and amortizable lives are as follows:

Category	Depreciable Life
Buildings and improvements	25 to 40 years
Leaseholds and improvements	Shorter of primary lease term or between three to 40 years
Equipment and fixtures	Three to five years
Internal-use software	Three to 10 years
Properties under finance leases	Primary lease term or remaining primary lease term

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

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Recoverability of the Company's assets is measured by comparing the assets' carrying value to the undiscounted future cash flows expected to be generated over the assets' remaining useful life or remaining lease term, whichever is less. Total expected undiscounted future cash flows that are less than the carrying amount of the assets is an indicator of impairment. If it is decided that there has been an impairment, the carrying amount of the asset is written down to the estimated fair value as determined in accordance with U.S. GAAP governing fair value measurements. The primary method of estimating fair value is based on a discounted cash flow analysis. Any loss resulting from impairment is recognized as a charge against operations.
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
Goodwill has been allocated to three reporting units. The significant majority of the Company's goodwill resulted from the November 29, 2007 acquisition of Applebee's and was allocated to the Applebee's franchised restaurants unit (“Applebee's franchise unit”). Smaller amounts of goodwill arising from other business combinations have been allocated to the IHOP franchised restaurants unit (“IHOP franchise unit”) and the Applebee's company restaurants unit (“Applebee's company unit”). See Note 6 - Goodwill, of the Notes to the Consolidated Financial Statements for additional information.
The Company evaluates the goodwill of the Applebee's franchise and company units and the indefinite-lived Applebee's tradename for impairment as of October 31 of each year. The Company evaluates the goodwill of the IHOP franchise unit for impairment as of December 31 of each year. In addition to the annual evaluation for impairment, goodwill and indefinite-lived intangible assets are evaluated more frequently if the Company believes indicators of impairment exist.
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
In the process of performing its quantitative impairment review of intangible assets considered to have an indefinite life, the Company primarily uses the relief of royalty method under the income approach method of valuation. Significant assumptions used to determine fair value under the relief of royalty method include future trends in sales, a royalty rate and an appropriate discount rate based on the Company's estimated cost of equity capital and after-tax cost of debt to be applied to the forecast revenue stream.

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

•
The Company is entitled to royalties and advertising fees based on a percentage of the franchisee's gross sales as defined in the franchise agreement. Royalty and advertising revenue are recognized when the franchisee's reported sales occur. Depending on timing within a fiscal period, the recognition of revenue results in either a contract asset (unbilled receivable) or, once billed, accounts receivable, on the balance sheet;

•
Revenue from the sales of proprietary pancake and waffle dry mix is recognized in the period in which distributors ship the franchisee's order; recognition of revenue results in accounts receivable on the balance sheet.

In determining the amount and timing of revenue from contracts with customers, the Company exercises significant judgment with respect to collectibility of the amount; however, the timing of recognition does not require significant judgment as it is based on either the franchise term, the month of sale as reported by the franchisee or the date of product shipment, none of which require estimation.
The Company does not incur a significant amount of contract acquisition costs in conducting its franchising activities. The Company believes its franchising arrangements do not contain a significant financing component.
Any excess or deficiency of advertising fee revenue compared to advertising expenditures, is recognized in the fourth quarter of the Company's fiscal year. Any excess of revenue over expenditures is recognized only to the extent of previously recognized deficits. When advertising revenues exceed the related advertising expenses and there is no recovery of a previously recognized deficit of advertising revenues, advertising costs are accrued up to the amount of revenues.

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Company Restaurant Revenue
Company restaurant revenue comprises retail sales at company-operated restaurants. Sales by company-operated restaurants are recognized when food and beverage items are sold. Company restaurant sales are reported net of sales taxes collected from guests that are remitted to the appropriate taxing authorities, with no significant judgments required.
Rental operations revenue includes revenue from operating leases and interest income from direct financing leases. See Basis of Presentation and Summary of Significant Accounting Policies - Leases.
Financing operations revenue consists primarily of interest income from the financing of franchise fees and equipment leases, other notes receivable from franchisees and sales of equipment associated with refranchised IHOP restaurants.
The Company administers gift card programs for Applebee's and IHOP. The Company records a liability in the period in which a gift card is sold and recognizes costs associated with its administration of the gift card programs as prepaid assets when the costs are incurred. The liability and prepaid asset recorded on the Company's books are relieved when gift cards are redeemed. If redemption occurs at a franchisee-operated restaurant, the gift card revenue, net of costs, is remitted to the franchisee. The Company receives gift card breakage revenue only from gift cards redeemed at company-operated restaurants. Breakage revenue for gift cards redeemed at company-operated restaurants for the years ended December 31, 2019, 2018 and 2017 was not material.
Allowance for Credit Losses
The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses incurred on existing receivables; however, changes in circumstances relating to receivables may result in changes to the allowance in the future. The Company determines the allowance based on historical experience, current payment patterns, future obligations and the Company's assessment of the franchisee's or area licensee's ability to pay outstanding balances. The primary indicator of credit quality is delinquency, which is considered to be a receivable balance greater than 90 days past due. The Company continually reviews the allowance for doubtful accounts. Past due balances and future obligations are reviewed individually for collectability. Account balances are charged against the allowance after all collection efforts have been exhausted and the potential for recovery is considered remote. Credit losses historically have been within management's estimates. See Newly Issued Accounting Standards Not Yet Adopted.
Leases
The Company accounts for its leasing activities in accordance with accounting guidance for leases, as codified in Accounting Standards Topic 842 (“ASC 842”), adopted as of the beginning of its 2019 fiscal year. In adopting ASC 842, the Company utilized expedients that allowed it to retain the classification, as either an operating lease or a finance lease, that was previously determined under prior accounting guidance for leases. See Accounting Standards Adopted Effective January 1, 2019. The Company reassesses this classification upon renewal, extension or the modification of an existing lease agreement. The Company determines the appropriate classification upon entering into a new contract determined to contain a lease.
Operating lease assets and liabilities are recognized at the lease commencement date, or were recognized upon adoption of ASC 842. Operating lease liabilities represent the present value of lease payments not yet paid. Operating lease assets represent the Company's right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives, and impairment of operating lease assets.
The Company's lease agreements generally do not provide information to determine the implicit interest rate in the agreements. This requires the Company to make significant judgments in determining the incremental borrowing rate to be used in calculating operating lease liabilities as of the adoption or commencement date. The Company estimates the incremental borrowing rate primarily by reference to (i) yield rates on debt issuances by companies of a similar credit rating as the Company; (ii) U.S. Treasury rates as of the adoption or commencement date; and (iii) adjustments for differences between these rates and the lease term.
The cost of an operating lease is recognized over the lease term on a straight-line basis. The lease term commences on the date the Company has the right to control the use of the leased property. Certain leases may contain provisions for rent holidays and fixed-step escalations in payments over the base lease term, as well as renewal periods. The effects of the holidays and fixed-step escalations are reflected in rent expense on a straight-line basis over the expected lease term. Differences between amounts paid and amounts expensed are recorded as deferred rent. Certain leases may include rent escalations based on inflation indexes and fair market value adjustments. Certain leases may contain contingent rental provisions that include a fixed

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

base rent plus an additional percentage of the restaurant’s sales. Subsequent escalations subject to such an index and contingent rental payments are recognized as variable lease expense.
The rental payments or receipts on those property leases that meet the finance lease criteria result in the recognition of interest expense or interest income and a reduction of finance lease obligation or financing lease receivable, respectively. Finance lease obligations are amortized based on the Company's incremental borrowing rate and direct financing leases are amortized using the implicit interest rate.
Pre-opening Expenses
Expenditures related to the opening of new or relocated restaurants are charged to expense when incurred.
Advertising
Advertising fees included as franchise revenue for the years ended December 31, 2019, 2018 and 2017 were $283.0 million, $268.3 million and $234.2 million, respectively.
Advertising expense reflected in the Consolidated Statements of Comprehensive Income (Loss) includes local marketing advertising costs incurred by company-operated restaurants, contributions to the national advertising fund made by Applebee's and IHOP and certain advertising costs incurred by the Company to benefit future franchise operations. Costs of advertising are typically expensed either as incurred or the first time the advertising takes place. Advertising expense included in company restaurant operations for the years ended December 31, 2019, 2018 and 2017 was $6.1 million, $0.3 million, and $0.3 million, respectively.
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
The Company does not have a material amount of financial assets or liabilities that are required under U.S. GAAP to be measured at fair value on a recurring basis. None of the Company's non-financial assets or non-financial liabilities is required to be measured at fair value on a recurring basis. Assets recognized or disclosed at fair value in the consolidated financial statements on a nonrecurring basis include items such as property and equipment, operating lease assets, goodwill and other intangible assets, which are measured at fair value if determined to be impaired. The Company has not elected to use fair value measurement for any assets or liabilities for which fair value measurement is not presently required.
The Company believes the fair values of cash equivalents, restricted cash, accounts receivable and accounts payable approximate their carrying amounts due to their short duration.
The fair values of non-current financial instruments, determined based on Level 2 inputs, are shown in the following table:

	December 31, 2019	December 31, 2018
	(In millions)
Face value of Long-term debt	$1,300.0	$1,283.8
Fair value of Long-term debt	$1,326.3	$1,280.9
Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates. A valuation allowance is recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. The Company records estimated tax liabilities to the extent the contingencies are probable and can be

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

reasonably estimated. The Company recognizes interest accrued related to unrecognizable tax benefits and penalties as a component of the income tax provision recognized in the Consolidated Statements of Comprehensive Income (Loss).

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by taxing authorities based on its technical merits, including all appeals or litigation processes. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. For each reporting period, management applies a consistent methodology to measure and adjust all uncertain tax positions based on the available information.

Stock-Based Compensation

Members of the Board of Directors and certain employees are eligible to receive stock options, restricted stock, restricted stock units and performance units pursuant to the Dine Brands Global, Inc. 2019 Stock Incentive Plan. Shares of unvested restricted stock are subject to restrictions on transfer and forfeiture under certain circumstances. The holder of unvested restricted stock has the right to vote and receive regular cash dividends with respect to the shares of unvested restricted stock.

The Company accounts for all stock-based payments to employees and non-employee directors, including grants of stock options, restricted stock, restricted stock units and performance units to be recognized in the financial statements, based on their respective grant date fair values. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service periods.

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
Other Comprehensive Income (Loss)
For the years ended December 31, 2019, 2018 and 2017, the income tax benefit or provision allocated to items of other comprehensive income (loss) was not significant.
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

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Reporting Segments
The Company identifies its reporting segments based on the organizational units used by management to monitor performance and make operating decisions. The Company has five operating segments: Applebee's franchise operations, IHOP franchise operations, rental operations, financing operations and company-operated restaurant operations. The Company has four reporting segments: franchise operations, (an aggregation of Applebee's and IHOP franchise operations), rental operations, financing operations and company-operated restaurant operations. The Company considers these to be its reportable segments, regardless of whether any segment exceeds 10% of consolidated revenues, income before income tax provision or total assets.
Franchise Segment
As of December 31, 2019, the franchise operations reportable segment consisted of 1,718 restaurants operated by Applebee's franchisees in the United States, two United States territories and 12 countries outside the United States and 1,841 restaurants operated by IHOP franchisees and area licensees in the United States, three United States territories and 13 countries outside the United States. Franchise operations revenue consists primarily of royalties and advertising fees based on a percentage of the franchisee's gross sales, sales of proprietary products (primarily IHOP pancake and waffle dry mixes) and other franchise fees.
Franchise operations expenses include advertising expense, the cost of proprietary products, pre-opening training expenses and other franchise-related costs.
Rental Segment
Rental operations revenue includes revenue from operating leases and interest income from direct financing leases. Rental operations expenses are costs of operating leases and interest expense of finance leases on franchisee-operated restaurants. The rental operations revenue and expenses are primarily generated by IHOP. Applebee's has an insignificant amount of rental activity.
Financing Segment
Financing operations revenue primarily consists of interest income from the financing of IHOP franchise fees and equipment leases, notes receivable from Applebee's franchisees and sales of equipment associated with refranchised IHOP restaurants. Financing expenses are the cost of restaurant equipment.
Company Segment
As of December 31, 2019, the Company operated 69 Applebee's restaurants that were acquired from a former franchisee in December 2018. See Note 18 - Acquisition of Business, of the Notes to the Consolidated Financial Statements for additional information. The company segment presented in these financial statements consists of these 69 Applebee's restaurants in 2019 and three weeks of 2018 as well as 10 IHOP restaurants operated by the Company for the first six months of 2017. All company-operated restaurants were located in the United States. Company restaurant sales are retail sales at company-operated restaurants. Company restaurant expenses are operating expenses at company-operated restaurants and include food, beverage, labor, benefits, utilities, rent and other operating costs.
 Accounting Standards Adopted Effective January 1, 2019

In February 2016, the Financial Accounting Standards Board (“FASB”) issued guidance with respect to the accounting for leases, as codified in Accounting Standards Topic 842 (“ASC 842”). The guidance is intended to improve financial reporting of leasing transactions by requiring entities that lease assets to recognize assets and liabilities for the rights and obligations created by leases, as well as by requiring additional disclosures related to an entity's leasing activities. The Company adopted this change in accounting principle as of the first day of the first fiscal quarter of 2019 using the modified retrospective method. Accordingly, financial information for periods prior to the date of initial application has not been adjusted. The Company has elected the package of practical expedients for adoption that permitted the Company not to reassess its prior conclusions regarding lease identification, lease classification and initial direct costs. The Company also elected a short-term lease exception policy and an accounting policy not to separate non-lease components from lease components. The Company did not elect to use an allowable expedient that permitted the use of hindsight in performing evaluations of its leases.

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

The accounting for the Company's existing finance leases upon adoption of ASC 842 remained substantially unchanged. Adoption of ASC 842 had no significant impact on the Company's cash flows from operations or its results of operations and did not impact any covenant related to the Company's long-term debt. The Company implemented internal controls necessary to ensure compliance with the accounting and disclosure requirements of ASC 842. See Note 5 for the required disclosures related to the Company's leasing activities.

Additional new accounting guidance became effective for the Company as of the beginning of fiscal 2019 that the Company reviewed and concluded was either not applicable to its operations or had no material effect on its consolidated financial statements in the current or future fiscal years.

Newly Issued Accounting Standards Not Yet Adopted

In June 2016, the FASB issued new guidance on the measurement of credit losses on financial instruments. The new guidance will replace the incurred loss methodology of recognizing credit losses on financial instruments that is currently required with a methodology that estimates the expected credit loss on financial instruments and reflects the net amount expected to be collected on the financial instrument. Application of the new guidance may result in the earlier recognition of credit losses as the new methodology will require entities to consider forward-looking information in addition to historical and current information used in assessing incurred losses. The Company will adopt the new guidance on a modified retrospective basis beginning with its first fiscal quarter of 2020. In preparation for the adoption, the Company has established the methodology it will use to estimate expected credit losses. Based on that methodology, the Company estimates that upon adoption, it will record an increase to its allowance for credit losses of less than $1 million, with an offsetting decrease to retained earnings, net of tax impact.

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

In December 2019, the FASB issued new guidance intended to simplify the accounting for income taxes, change the accounting for certain income tax transactions, and make other minor changes. The Company will be required to adopt the new guidance beginning with its first fiscal quarter of 2021; early adoption in any interim period after issuance of the new guidance is permitted. The Company is currently assessing the impact this guidance will have on its consolidated financial statements, but does not expect this standard to have a material effect on its financial statements. The Company does not intend to adopt the standard early.

The Company reviewed all other newly issued accounting pronouncements and concluded that they either are not applicable to the Company's operations or that no material effect is expected on the Company's financial statements as a result of future adoption.

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

3. Revenue Disclosures

The following table disaggregates our franchise revenue by major type for the years ended December 31, 2019, 2018 and 2017:

	Year ended December 31,
	2019	2018	2017
	(In thousands)
Franchise Revenue:
Royalties	$302,169	$311,568	$297,817
Advertising fees	283,015	268,294	234,165
Pancake and waffle dry mix sales and other	53,973	52,108	50,538
Franchise and development fees	12,029	11,964	11,898
Total franchise revenue	$651,186	$643,934	$594,418

Accounts and other receivables from franchisees as of December 31, 2019 and 2018 were $63.5 million (net of allowance of $0.7 million) and $62.6 million (net of allowance of $4.6 million), respectively, and were included in receivables, net in the Consolidated Balance Sheets.

Changes in the Company's contract liability for deferred franchise revenue during the year ended December 31, 2019 were as follows:

Deferred Franchise Revenue (short- and long-term)
(In thousands)
Balance at December 31, 2018	$74,695
Recognized as revenue during the year ended December 31, 2019	(11,350)
Fees deferred during the year ended December 31, 2019	3,685
Balance at December 31, 2019	$67,030

The balance of deferred franchise revenue as of December 31, 2019 is expected to be recognized as follows:

(In thousands)
2020	$10,086
2021	7,862
2022	7,337
2023	6,765
2024	6,074
Thereafter	28,906
Total	$67,030

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

4. Receivables	2019	2018
	(In millions)
Accounts receivable	$60.8	$63.0
Gift card receivables	46.7	47.9
Notes receivable	28.9	28.9
Financing receivables:
Equipment leases receivable	56.3	65.8
Direct financing leases receivable	34.0	44.9
Franchise fee notes receivable	0.2	0.2
Other	7.3	7.1
	234.2	257.8
Less: allowance for doubtful accounts and notes receivable	(11.3)	(17.2)
	222.9	240.6
Less: current portion	(136.9)	(137.5)
Long-term receivables	$86.0	$103.1

Accounts receivable primarily includes receivables due from franchisees and distributors. Gift card receivables consist primarily of amounts due from third-party vendors. Interest is not charged on gift card receivables.
Notes receivable primarily relate to the conversion of certain franchisee accounts receivable to notes receivable, cash loans made to franchisees and a note receivable in connection with the sale of IHOP restaurants (See Note 20 - Refranchising of Company-operated Restaurants, of the Notes to Consolidated Financial Statements). The notes have a term from two to ten years, bear interest averaging 5.1% and 4.8% per annum at December 31, 2019 and 2018, respectively, and are collateralized by the franchise.
Financing receivables primarily relate to IHOP franchise development activity prior to 2003 when IHOP typically leased or purchased the restaurant site, built and equipped the restaurant then franchised the restaurant to a franchisee. IHOP provided the financing for the franchise fee, leasing of the equipment and the leasing or subleasing of the site. Equipment lease contracts are due in equal weekly installments, primarily bear interest averaging 9.9% and 9.9% per annum at December 31, 2019 and 2018, respectively, and are collateralized by the equipment. The term of an equipment lease contract coincides with the term of the corresponding restaurant building lease. The IHOP franchise fee notes have a term of five to eight years and are due in equal weekly installments, primarily bear interest averaging 5.0% and 5.6% per annum at December 31, 2019 and 2018, respectively, and are collateralized by the franchise. Where applicable, franchise fee notes, equipment contracts and building leases contain cross-default provisions wherein a default under one constitutes a default under all. There is not a disproportionate concentration of credit risk in any geographic area.
The primary indicator of the credit quality of financing receivables is delinquency. As of December 31, 2019 and 2018, approximately less than $0.1 million and $0.1 million, respectively, of financing receivables were delinquent more than 90 days.
The following table summarizes the activity in the allowance for doubtful accounts and notes receivable:

Allowance for Doubtful Accounts	(In millions)
Balance at December 31, 2016	$3.1
Provision	20.3
Charge-offs	(1.2)
Balance at December 31, 2017	22.2
Provision	10.3
Charge-offs	(15.3)
Balance at December 31, 2018	17.2
Provision	(0.4)
Charge-offs	(5.0)
Recoveries	(0.5)
Balance at December 31, 2019	$11.3

As of December 31, 2019 and 2018, approximately less than $0.1 million and $0.1 million, respectively, of the allowance for doubtful accounts related to financing receivables.

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

5. Property and Equipment
Property and equipment by category is as follows:

	2019	2018
	(In millions)
Leaseholds and improvements	$235.4	$255.7
Equipment and fixtures	95.4	90.1
Properties under finance lease	100.5	100.3
Buildings and improvements	56.6	57.9
Land	55.9	56.4
Construction in progress	4.7	3.7
Property and equipment, gross	548.5	564.1
Less: accumulated depreciation and amortization	(332.1)	(323.8)
Property and equipment, net	$216.4	$240.3

The Company recorded depreciation expense on property and equipment of $30.8 million, $22.1 million and $20.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Accumulated depreciation and amortization includes accumulated amortization for properties under finance lease in the amount of $51.1 million and $46.2 million at December 31, 2019 and 2018, respectively.

6. Goodwill
The significant majority of the Company's goodwill arose from the November 29, 2007 acquisition of Applebee's. Changes in the carrying amount of goodwill for the years ended December 31, 2019, 2018 and 2017 are as follows:

	Applebee's Franchise Unit	Applebee's Company Unit	IHOP Franchise Unit	Total
	(In millions)
Balance at December 31, 2016	$686.6	$—	$10.8	$697.4
Impairment	(358.2)	—	—	(358.2)
Balance at December 31, 2017	328.4	—	10.8	339.2
Business acquisition	—	6.1	—	6.1
Balance at December 31, 2018	328.4	6.1	10.8	345.3
Purchase price adjustment related to business acquisition	—	(1.5)	—	(1.5)
Balance at December 31, 2019	$328.4	$4.6	$10.8	$343.9
Gross and net carrying amounts of goodwill at December 31, 2019 and 2018 are as follows:

	December 31, 2019			December 31, 2018
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In millions)
Applebee's Franchise Unit	$686.6	$(358.2)	$328.4	$686.6	$(358.2)	$328.4
Applebee's Company Unit	4.6	—	4.6	6.1	—	6.1
IHOP Franchise Unit	10.8	—	10.8	10.8	—	10.8
Total	$702.1	$(358.2)	$343.9	$703.5	$(358.2)	$345.3

In December 2018, the Company acquired 69 Applebee's restaurants. The Company provisionally allocated $6.1 million of resulting goodwill to the Applebee's Company Unit as of December 31, 2018. Upon completion of the purchase price allocation during 2019, the Company revised the goodwill allocated to the Applebee's Company Unit downwards to $4.6 million, the balance at December 31, 2019. See Note 18 - Acquisition of Business, of the Notes to the Consolidated Financial Statements.

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

6. Goodwill (Continued)

The Company assesses goodwill for impairment in accordance with its policy described in Note 2 - Basis of Presentation and Summary of Significant Accounting Policies.
In the fourth quarters of fiscal 2019 and 2018, the Company performed qualitative assessments of the goodwill of the Applebee's franchise unit and the IHOP franchise unit and concluded it was more-likely-than-not that the fair values exceeded the respective carrying amounts. In performing that analysis the Company considered, among other things, Applebee's key performance indicators during 2019 and 2018 and what, if any, impact that performance had on the long-term forecast of future trends in sales, operating expenses, overhead expenses, depreciation, capital expenditures and changes in working capital that had been used in performing a quantitative impairment test in the third quarter of 2017. The Company also considered the current market price of its common stock, the favorable impact of the Tax Cuts and Jobs Act (the “Tax Act”) on future cash flows and the impact these changes would have on an appropriate discount rate. As result of the qualitative test, the Company concluded it was not more likely than not that the fair value of the Applebee's franchise reporting unit is less than its carrying amount and therefore, a quantitative test of impairment was not necessary.
In the third quarter of 2017, the Company noted that the decline in the market price of the Company's common stock since December 31, 2016, which the Company had believed to be temporary, persisted throughout the first eight months of 2017 and that the favorable trend in Applebee's domestic same-restaurant sales experienced in the second quarter of 2017 did not continue into the first two months of the third quarter of 2017. The Company also noted a continuing increase in Applebee's bad debt expense and in royalties not recognized in income until paid in cash. Additionally, the Company also determined an increasing shortfall in franchisee contributions to the Applebee's national advertising fund could require a larger amount of future subsidization in the form of additional franchisor contributions to the fund than previously estimated. Based on these unfavorable developments, the Company determined that indicators of impairment existed and that an interim quantitative test of goodwill for impairment should be performed in the third quarter of 2017.
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

As a result of performing the quantitative test of impairment, the Company recognized an impairment of Applebee's goodwill of $358.2 million in 2017. The Company adopted the guidance in FASB Accounting Standards Update 2017-04 on January 1, 2017; accordingly, the amount of the goodwill impairment was determined as the amount by which the carrying amount of the goodwill exceeded the fair value of the Applebee's franchise reporting unit as estimated in the impairment test. The impairment of goodwill is not deductible for federal income tax purposes and therefore had no associated tax benefit.

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

7. Other Intangible Assets
The significant majority of the Company's other intangible assets arose from the November 29, 2007 acquisition of Applebee's. Changes in the carrying amount of intangible assets for the years ended December 31, 2019, 2018 and 2017 are as follows:

	Not Subject to Amortization		Subject to Amortization
	Tradename	Other	Franchising Rights	Reacquired Franchise Rights	Leaseholds	Total
	(In millions)
Balance at December 31, 2016	$652.4	$2.0	$109.0	$—	$—	$763.4
Impairment	(173.4)	—	—	—	—	(173.4)
Amortization expense	—	—	(10.0)	—	—	(10.0)
Additions	—	0.4	—	—	2.4	2.8
Balance at December 31, 2017	479.0	2.4	99.0	—	2.4	582.8
Amortization expense	—	—	(10.0)	(0.1)	(0.0)	(10.1)
Additions	—	0.3	—	11.6	1.3	13.2
Balance at December 31, 2018	479.0	2.7	89.0	11.5	3.7	585.9
Amortization expense	—	—	(10.0)	(1.7)	(0.1)	(11.8)
Additions	—	0.5	—	—	0.5	1.0
Balance at December 31, 2019	$479.0	$3.2	$79.0	$9.8	$4.1	$575.1

In December 2018, the Company acquired 69 Applebee's restaurants. The Company completed the purchase price allocation as described in Note 18 - Acquisition of Business, of Notes to the Consolidated Financial Statements and recorded $11.6 million of reacquired franchise rights as an intangible asset. In June 2017, the Company refranchised nine IHOP restaurants. As discussed in Note 20 - Refranchising of Company-operated Restaurants, of Notes to the Consolidated Financial Statements, the Company recorded a net intangible asset $2.4 million for below-market leases.

Annual amortization expense for the next five fiscal years is estimated to be approximately $11.0 million per year. The weighted average life of the intangible assets subject to amortization was 18.5 years and 20 years at December 31, 2019 and 2018, respectively.

Gross and net carrying amounts of intangible assets subject to amortization at December 31, 2019 and 2018 are as follows:

	December 31, 2019			December 31, 2018
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In millions)
Franchising rights	$200.0	$(121.0)	$79.0	$200.0	$(111.0)	$89.0
Reacquired Franchise Rights	11.6	(1.8)	9.8	11.6	(0.1)	11.5
Leaseholds	4.2	(0.1)	4.1	$3.7	(0.0)	3.7
Total	$215.8	$(122.9)	$92.9	$215.3	$(111.1)	$104.2

The Company assessed the Applebee's tradename for impairment in accordance with its policy described in Note 2 - Basis of Presentation and Summary of Significant Accounting Policies. In the fourth quarter of fiscal 2019 and 2018, the Company performed a qualitative assessment of the Applebee's tradename and concluded the fair value exceeded the carrying amount.

As discussed in Note 6 - Goodwill, the Company determined that indicators of impairment existed prior to the annual test for impairment and performed an interim quantitative test for impairment of Applebee's tradename in the third quarter of 2017. In performing the impairment test of the tradename, the Company used the relief of royalty method under the income approach method of valuation. Significant assumptions used to determine fair value under the relief of royalty method include future trends in sales, a royalty rate and a discount rate applied to the forecast revenue stream. As a result of performing this quantitative test, the Company recognized an impairment of Applebee's tradename of $173.4 million in 2017. The Company recognized a tax benefit of $65.1 million related to the impairment.

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

8. Long-Term Debt
Long-term debt consists of the following components:

	2019	2018
	(In millions)
Series 2019-1 4.194% Fixed Rate Senior Secured Notes, Class A-2-I	$700.0	$—
Series 2019-1 4.723% Fixed Rate Senior Secured Notes, Class A-2-II	600.0	—
Series 2014-1 4.277% Fixed Rate Senior Secured Notes, Class A-2	—	1,283.8
Series 2018-1 Variable Funding Senior Notes Class A-1, variable interest rate of 4.93% at December 31, 2018	—	25.0
Class A-2-I and A-2-II (2019) and Class A-2 (2018) Note debt issuance costs	(11.8)	(9.7)
Long-term debt, net of debt issuance costs	1,288.2	1,299.1
Current portion of long-term debt	—	(25.0)
Long-term debt	$1,288.2	$1,274.1

Long-Term Debt

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
The Co-Issuers also replaced their existing revolving financing facility, the 2018-1 Variable Funding Senior Notes, Class A-1 (“2018 Class A-1 Notes”), with a new revolving financing facility, the 2019-1 Variable Funding Senior Notes, Class A-1 (the “2019 Class A-1 Notes”), on substantially the same terms as the 2018 Class A-1 Notes in order to conform the term of the 2019 Class A-1 Notes to the anticipated repayment dates for the 2019 Class A-2 Notes. The 2019 Class A-1 Notes and the 2019 Class A-2 Notes are referred to collectively herein as the “New Notes.”
The New Notes were issued in a securitization transaction pursuant to which substantially all of the domestic revenue-generating assets and domestic intellectual property, as further described below, held by the Co-Issuers and certain other special-purpose, wholly-owned indirect subsidiaries of the Company (the “Guarantors”) were pledged as collateral to secure the New Notes.
The Company used the majority of the net proceeds of the offering to repay the entire outstanding balance of approximately $1.28 billion of the Series 2014-1 4.277% Fixed Rate Senior Notes, Class A-2 (the “2014 Class A-2 Notes”). The Company used the remaining proceeds of the offering to pay for transactions costs associated with the securitization refinancing transaction and for general corporate purposes.
2019 Class A-2 Notes
The New Notes were issued under a Base Indenture, dated as of September 30, 2014, amended and restated as of June 5, 2019 (the “Base Indenture”), and the related Series 2019-1 Supplement to the Base Indenture, dated June 5, 2019 (the “Series 2019-1 Supplement”), among the Co-Issuers and Citibank, N.A., as the trustee (in such capacity, the “Trustee”) and securities intermediary. The Base Indenture and the Series 2019-1 Supplement (collectively, the “Indenture”) will allow the Co-Issuers to issue additional series of notes in the future subject to certain conditions set forth therein.
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
The Company's leverage ratio did not exceed 5.25x at any quarterly payment date during 2019; accordingly, the Company was not required to make a principal payment on either the 2019 Class A-2 Notes or the 2014 Class A-2 Notes during the year ended December 31, 2019. As of December 31, 2019, the Company's leverage ratio was 4.57x.

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

8. Long-Term Debt (Continued)

The Company may voluntarily repay the New Notes at any time; however, if the Company repays the New Notes prior to certain dates, it would be required to pay make-whole premiums. As of December 31, 2019, the make-whole premium associated with voluntary prepayment of the Class A-2-I Notes was approximately $35 million; this amount declines progressively each quarter to zero in June 2022. As of December 31, 2019, the make-whole premium associated with voluntary prepayment of the Class A-2-II Notes was approximately $63 million; this amount declines progressively each quarter to zero in June 2024. The Company would also be subject to a make-whole premium in the event of a mandatory prepayment required following a Rapid Amortization Event or certain asset dispositions. The mandatory make-whole premium requirements are considered derivatives embedded in the New Notes that must be bifurcated for separate valuation. The Company estimated the fair value of these derivatives to be immaterial as of December 31, 2019, based on the probability-weighted discounted cash flows associated with either event.
The legal final maturity of the 2019 Class A-2 Notes is in June 2049, but it is anticipated that, unless earlier prepaid to the extent permitted under the Indenture, the Class A-2-I Notes will be repaid in June 2024 (the “Class A-2-I Anticipated Repayment Date”) and the Class A-2-II Notes will be repaid in June 2026 (the “Class A-2-II Anticipated Repayment Date”). If the Co-Issuers have not repaid or refinanced the Class A-2-I Notes by the Class A-2-I Anticipated Repayment Date or the Class A-2-II Notes by the Class A-2-II Anticipated Repayment Date, then additional interest will accrue on the Class A-2-I Notes and the Class A-2-II Notes, as applicable, at the greater of: (A) 5.0% and (B) the amount, if any, by which the sum of the following exceeds the applicable Class A-2 Note interest rate: (x) the yield to maturity (adjusted to a quarterly bond-equivalent basis) on the applicable anticipated repayment date of the United States Treasury Security having a term closest to 10 years plus (y) 5.0%, plus (z) 2.15% for the Class A-2-I Notes and 2.64% for the Class A-2-II Notes.
2019 Class A-1 Notes
The Co-Issuers also entered into a revolving financing facility, the 2019 Class A-1 Notes, that allows for drawings up to $225 million of variable funding notes and the issuance of letters of credit. The 2019 Class A-1 Notes were issued under the Indenture. Drawings and certain additional terms related to the 2019 Class A-1 Notes are governed by the 2019 Class A-1 Note Purchase Agreement, dated June 5, 2019, among the Co-Issuers, certain special-purpose, wholly-owned indirect subsidiaries of the Company, each as a Guarantor, the Company, as manager, certain conduit investors, financial institutions and funding agents, and Barclays Bank PLC, as provider of letters of credit, swingline lender and administrative agent (the “Purchase Agreement”).
The 2019 Class A-1 Notes will be governed, in part, by the Purchase Agreement and by certain generally applicable terms contained in the Indenture. The applicable interest rate under the 2019 Class A-1 Notes depends on the type of borrowing by the Co-Issuers. The applicable interest rate for advances is generally calculated at a per annum rate equal to the commercial paper funding rate or one-, two-, three- or six-month Eurodollar Funding Rate, in either case, plus 2.15%. The applicable interest rate for swingline advances and unreimbursed draws on outstanding letters of credit is a per annum base rate equal to the sum of (a) 1.15% plus (b) the greatest of (i) the Prime Rate in effect from time to time, (ii) the Federal Funds Rate in effect from time to time plus 0.50% and (iii) the one-month Eurodollar Funding Rate plus 1.00%. There is no upfront fee for the 2019 Class A-1 Notes. There is a fee of 50 basis points on any unused portion of the 2019 Class A-1 Notes facility. Undrawn face amounts of outstanding letters of credit that are not cash collateralized accrue a fee of 2.15% per annum. It is anticipated that the principal and interest on the 2019 Class A-1 Notes will be repaid in full on or prior to the quarterly payment date in June 2024 (the “2019 Class A-1 Anticipated Repayment Date”), subject to two additional one-year extensions at the option of the Company upon the satisfaction of certain conditions.
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

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

8. Long-Term Debt (Continued)

Management Agreement
Under the terms of the Management Agreement, dated September 30, 2014, as amended and restated as of September 5, 2018, as further amended and restated as of June 5, 2019 and as amended by that certain Amendment No. 1 to Management Agreement dated November 21, 2019, among the Company, the Securitization Entities, Applebee’s Services, Inc., International House of Pancakes, LLC and the Trustee, the Company will act as the manager with respect to the Securitized Assets. The primary responsibilities of the manager will be to perform certain franchising, distribution, intellectual property and operational functions on behalf of the Securitization Entities with respect to the Securitized Assets pursuant to the Management Agreement. The manager will be entitled to the payment of the weekly management fee, as set forth in the Management Agreement and will be subject to the liabilities set forth in the Management Agreement.
The manager will manage and administer the Securitized Assets in accordance with the terms of the Management Agreement and, except as otherwise provided in the Management Agreement, the management standards set forth in the Management Agreement. Subject to limited exceptions set forth in the Management Agreement, the Management Agreement does not require the manager to expend or risk its funds or otherwise incur any financial liability in the performance of any of its rights or powers under the Management Agreement if the manager has reasonable grounds for believing that repayment of such funds or adequate indemnity against such risk or liability is not compensated by payment of the weekly management fee or is otherwise not reasonably assured or provided to it.
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
Covenants and Restrictions
The New Notes are subject to a series of covenants and restrictions customary for transactions of this type, including: (i) that the Co-Issuers maintain specified reserve accounts to be used to make required payments in respect of the New Notes, (ii) provisions relating to optional and mandatory prepayments, and the related payment of specified amounts, including specified call redemption premiums in the case of Class A-2 Notes under certain circumstances; (iii) certain indemnification payments in the event, among other things, the transfers of the assets pledged as collateral for the New Notes are in stated ways defective or ineffective and (iv) covenants relating to recordkeeping, access to information and similar matters. The New Notes are subject to customary rapid amortization events provided for in the Indenture, including events tied to failure of the Securitization Entities to maintain the stated debt service coverage ratio (“DSCR”), the sum of domestic retail sales for all restaurants being below certain levels on certain measurement dates, certain manager termination events, certain events of default and the failure to repay or refinance the Class A-2 Notes on the anticipated repayment dates. The New Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal or other amounts due on or with respect to the New Notes, failure of the Securitization Entities to maintain the stated DSCR, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties and certain judgments.
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

The Company's DSCR for the reporting period ended December 31, 2019 was 4.27x.

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

8. Long-Term Debt (Continued)

Use of Credit Facilities
The Company has not drawn on the 2019 Class A-1 Notes subsequent to their June 5, 2019, issuance. At December 31, 2019, $2.8 million was pledged against the 2019 Class A-1 Notes for outstanding letters of credit, leaving $222.2 million of 2019 Class A-1 Notes available for borrowing. The letters of credit are used primarily to satisfy insurance-related collateral requirements.
During the year ended December 31, 2019, the Company repaid $25.0 million of 2018 Class A-1 Notes, representing the amount outstanding at December 31, 2018; the Company did not draw on the 2018 Class A-1 Notes during 2019 prior to their replacement on June 5, 2019. The maximum amount of 2018 Class A-1 Notes outstanding during the period from January 1, 2019 to June 5, 2019 was $25.0 million and the weighted average interest rate on the 2018 Class A-1 Note for the period outstanding was 4.88%.
Loss on Extinguishment of Debt

In connection with the repayment of the 2014 Class A-2 Notes, the Company recognized a loss on extinguishment of debt of $8.3 million, representing the remaining unamortized costs related to the 2014 Class A-2 Notes. Prior to the extinguishment on June 5, 2019, amortization costs of $1.4 million, $3.4 million and $3.4 million associated with the 2014 Class A-2 Notes was included in interest expense for the years ended December 31, 2019, 2018 and 2017 respectively.

Debt Issuance Costs

The Company incurred costs of approximately $12.9 million in connection with the issuance of the 2019 Class A-2 Notes. These debt issuance costs are being amortized using the effective interest method over estimated life of each tranche of the 2019 Class A-2 Notes. Amortization costs of $1.2 million were included in interest expense for the year ended December 31, 2019. Unamortized debt issuance costs of $11.8 million are reported as a direct reduction of the Class A-2 Notes in the Consolidated Balance Sheets.

The Company incurred costs of approximately $0.2 million in connection with the replacement of the 2018-1 Class A-1 Notes with the 2019 Class A-1 Notes. These debt issuance costs have been added to the remaining unamortized costs of approximately $2.8 million related to the 2018 Class A-1 Notes, the total of which costs is now being amortized using the effective interest method over the estimated five-year life of the 2019 Class A-1 Notes. Amortization costs of $0.8 million were included in interest expense for the year ended December 31, 2019.

Unamortized debt issuance costs of $2.7 million related to the 2019-1 Class A-1 Notes are reported as other long-term assets in the Consolidated Balance Sheets at December 31, 2019.

Debt Refinancing Costs

In connection with the termination of the 2014 Purchase Agreement, the Company recognized as expense $0.9 million of unamortized debt issuance costs associated with the 2014 Variable Funding Notes during the year ended December 31, 2018. In addition, the Company incurred costs of $1.6 million associated with the evaluation of various alternatives for refinancing our securitized indebtedness that were also charged to expense during the year ended December 31, 2018. These costs totaling $2.5 million are reported as “Debt refinancing costs” in the Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2018.

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

8. Long-Term Debt (Continued)

Maturities of Long-term Debt
Face-value maturities of long-term debt for each of the next five years, assuming the Company's leverage ratio remains less than 5.25x, are as follows:

(In millions)
2020	$—
2021	—
2022	—
2023	—
2024	700.0
Thereafter	600.0
Total	$1,300.0

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
The Sale-Leaseback Transaction does not qualify as a sale under current U.S. GAAP. Accordingly, the Sale-Leaseback Transaction continues to be recorded under the financing method. The value of the land and leasehold improvements will remain on the Company's books and the leasehold improvements will continue to be depreciated over their remaining useful lives. The net proceeds received were recorded as a financing obligation. A portion of the lease payments is recorded as a decrease to the financing obligation and a portion is recognized as interest expense. In the event the lease obligation of any individual property or group of properties is assumed by a qualified franchisee, the portion of the transaction related to that property or group of properties is recorded as a sale in accordance with U.S. GAAP and the net book value of those properties will be removed from the Company's books, along with a ratable portion of the remaining financing obligation.
As of December 31, 2019, the portion of the original Sale-Leaseback Transaction related to 155 of the 181 Properties has qualified as a sale by assignment of the lease obligation to a qualified franchisee or a release from the lessor. In accordance with the accounting described above, the property and equipment and financing obligations have each been cumulatively reduced by approximately $280.0 million.
As of December 31, 2019, future minimum lease payments under financing obligations during the initial terms of the leases related to the sale-leaseback transactions are as follows:

Fiscal Years	(In millions)
2020(1)	$5.6
2021	5.1
2022	5.1
2023	5.0
2024(1)	5.7
Thereafter	44.8
Total minimum lease payments	71.3
Less: interest	(32.8)
Total financing obligations	38.5
Less: current portion(2)	(0.8)
Long-term financing obligations	$37.7
____________________________________________________________________________________

(1)	Due to the varying closing date of the Company's fiscal year, 13 monthly payments will be made in 2020 and 2024.

(2)	Included in current maturities of finance lease and financing obligations on the consolidated balance sheet.

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

The Company's existing leases/subleases related to IHOP restaurants generally provide for an initial term of 20 to 25 years, with most having one or more five-year renewal options. Leases related to Applebee's restaurants generally have an initial term of 10 to 20 years, with renewal terms of five to 20 years. Option periods were not included in determining liabilities and right-of-use assets related to operating leases. Approximately 175 of the Company's leases contain provisions requiring additional rent payments to the Company (as lessor) based on a percentage of restaurant sales. Approximately 250 of the Company's leases contain provisions requiring additional rent payments by the Company (as lessee) based on a percentage of restaurant sales.

The individual lease agreements do not provide information to determine the implicit interest rate in the agreements. The Company made significant judgments in determining the incremental borrowing rates that were used in calculating operating lease liabilities as of the adoption date. Due to the large number of leases, the Company applied a portfolio approach by grouping the leases based on the original lease term. The Company estimated the interest rate for each grouping primarily by reference to (i) yield rates on debt issuances by companies of a similar credit rating as the Company; (ii) U.S. Treasury rates as of the adoption date; and (iii) adjustments for differences in years to maturity.

The Company's lease cost for the year ended December 31, 2019 was as follows:

Year ended December 31, 2019
Finance lease cost:	(In millions)
Amortization of right-of-use assets	$5.3
Interest on lease liabilities	7.7
Operating lease cost	106.2
Variable lease cost	2.7
Short-term lease cost	0.0
Sublease income	(110.9)
Lease cost	$11.0

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

10. Lease Disclosures (Continued)

Future minimum lease payments under noncancelable leases as lessee as of December 31, 2019 were as follows:

	Finance Leases	Operating Leases
	(In millions)
2020	$19.8	$97.4
2021	16.4	81.1
2022	14.7	73.4
2023	11.6	60.6
2024	9.4	54.9
Thereafter	55.7	173.0
Total minimum lease payments	127.6	540.4
Less: interest/imputed interest	(37.3)	(108.6)
Total obligations	90.3	431.8
Less: current portion	(12.9)	(72.8)
Long-term lease obligations	$77.4	$359.0

The weighted average remaining lease term as of December 31, 2019 was 8.6 years for finance leases and 7.7 years for operating leases. The weighted average discount rate as of December 31, 2019 was 10.4% for finance leases and 5.7% for operating leases.

During the year ended December 31, 2019, the Company made the following cash payments for leases:

Year ended December 31, 2019
(In millions)
Principal payments on finance lease obligations	$13.6
Interest payments on finance lease obligations	$7.7
Payments on operating leases	$91.9
Variable lease payments	$2.5

The Company's income from operating leases for the year ended December 31, 2019 was as follows:

Year ended December 31, 2019
(In millions)
Minimum lease payments	$102.8
Variable lease income	11.5
Total operating lease income	$114.3

Future minimum payments to be received as lessor under noncancelable operating leases as of December 31, 2019 were as follows:

(In millions)
2020	$108.3
2021	102.6
2022	99.6
2023	95.2
2024	86.5
Thereafter	214.5
Total minimum rents receivable	$706.7

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

10. Lease Disclosures (Continued)

The Company's income from direct financing leases at December 31, 2019 was as follows:

Year ended December 31, 2019
(In millions)
Interest income	$5.0
Variable lease income	1.3
Total operating lease income	$6.3

Future minimum payments to be received as lessor under noncancelable direct financing leases as of December 31, 2019 were as follows:

(In millions)
2020	$14.6
2021	11.5
2022	8.2
2023	3.6
2024	1.3
Thereafter	2.5
Total minimum rents receivable	41.7
Less: unearned income	(7.7)
Total net investment in direct financing leases	34.0
Less: current portion	(11.0)
Long-term investment in direct financing leases	$23.0

The following disclosures for the year ended December 31, 2018 were made in accordance with the accounting guidance for leases in effect at that time.

The following is the Company's net investment in direct financing lease receivables:

December 31,
2018
(In millions)
Total minimum rents receivable	$57.3
Less: unearned income	(12.4)
Net investment in direct financing leases receivable	44.9
Less: current portion	(11.2)
Long-term direct financing leases receivable	$33.7

Contingent rental income, which is the amount above and beyond base rent, for the years ended December 31, 2018 and 2017 was $14.3 million and $14.0 million, respectively.

The following is the Company's net investment in equipment leases receivable:

December 31,
2018
(In millions)
Total minimum leases receivable	$89.9
Less: unearned income	(24.1)
Net investment in equipment leases receivable	65.8
Less: current portion	(8.5)
Long-term equipment leases receivable	$57.3

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

10. Lease Disclosures (Continued)

The following are minimum future lease payments on noncancelable leases as lessee at December 31, 2018:

	Capital Leases	Operating Leases
	(In millions)
2019	$21.0	$91.2
2020(1)	19.3	92.8
2021	16.2	75.7
2022	14.3	67.6
2023	11.6	55.2
Thereafter	63.4	210.6
Total minimum lease payments	145.8	$593.0
Less: interest	(44.6)
Capital lease obligations	101.2
Less: current portion(1)	(13.4)
Long-term capital lease obligations	$87.8
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

The Company has noncancelable leases, expiring at various dates through 2057, which require payment of contingent rents based upon a percentage of sales of the related restaurant as well as property taxes, insurance and other charges. Subleases to franchisees of properties under such leases are generally for the full term of the lease obligation at rents that include the Company's obligations for property taxes, insurance, contingent rents and other charges. Generally, the noncancelable leases include renewal options. Contingent rent expense for all noncancelable leases for the years ended December 31, 2018 and 2017 was $2.7 million and $2.6 million, respectively. Minimum rent expense for all noncancelable operating leases for the years ended December 31, 2018 and 2017 was $80.8 million and $73.0 million, respectively.

11. Commitments and Contingencies
Purchase Commitments
In some instances, the Company enters into commitments to purchase advertising and other items. Most of these agreements are fixed price purchase commitments. At December 31, 2019, the outstanding purchase commitments were $115.9 million, the majority of which related to advertising.

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

11. Commitments and Contingencies (Continued)

Lease Guarantees
In connection with the sale of Applebee's restaurants to franchisees and other parties, the Company has, in certain cases, guaranteed or had potential continuing liability for lease payments. The Company had outstanding lease guarantees or was contingently liable for approximately $257.2 million and $284.3 million as of December 31, 2019 and 2018 respectively. These amounts represent the maximum potential liability of future payments under these leases. Excluding unexercised option periods, the Company's potential liability for future payments under these leases as of December 31, 2019 was $40.4 million. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from 2020 through 2048. In the event of default, the indemnity and default clauses in our sale or assignment agreements govern our ability to pursue and recover damages incurred. No material liabilities for these guarantees have been recorded as of December 31, 2019.
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
Letters of Credit
The Company provides letters of credit, primarily to various insurance carriers to collateralize obligations for outstanding claims. As of December 31, 2019, the Company had approximately $2.8 million of unused letters of credit outstanding that reduce the Company's available borrowing under its 2019 Class A-1 Notes. These letters of credit expire on various dates in 2020 and are automatically renewed for an additional year if no cancellation notice is submitted.

12. Stockholders' Deficit
Stock Repurchase Programs

In February 2019, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $200 million of the Company’s common stock (the “2019 Repurchase Program”) on an opportunistic basis from time to time in the open market or in privately negotiated transactions based on business, market, applicable legal requirements and other considerations.  The 2019 Repurchase Program, as approved by the Board of Directors, does not require the repurchase of a specific number of shares and can be terminated at any time.  In connection with the approval of the 2019 Repurchase Program, the Board of Directors terminated the prior repurchase program approved in October 2015 (the “2015 Repurchase Program”) which had authorized the Company to repurchase up to $150 million of the Company’s common stock.

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

12. Stockholders' Deficit (Continued)

A summary of shares repurchased under the 2019 Repurchase Program and the 2015 Repurchase Program, during the year ended December 31, 2019 and cumulatively for each program, is as follows:

	Shares	Cost of shares
		(In millions)
2019 Repurchase Program:
Repurchased during the year ended December 31, 2019	1,237,698	$103.3
Cumulative (life-of-program) repurchases	1,237,698	$103.3
Remaining dollar value of shares that may be repurchased	n/a	$96.7

2015 Repurchase Program:
Repurchased during the year ended December 31, 2019	110,499	$8.4
Cumulative (life-of-program) repurchases	1,589,995	$126.2
Remaining dollar value of shares that may be repurchased	n/a	n/a

Dividends
During the fiscal years ended December 31, 2019, 2018 and 2017, the Company declared and paid dividends on common stock as follows:

Year ended December 31, 2019	Declaration Date	Payment Date	Dividends declared per share	Dividends paid per share	Total dividends paid(1)
					(In millions)
Payment of prior year declaration	(3)	January 4, 2019	—	$0.63	$11.4
First quarter	February 20, 2019	April 5, 2019	$0.69	0.69	12.5
Second quarter	May 13, 2019	July 12, 2019	0.69	0.69	12.2
Third quarter	August 1, 2019	October 4, 2019	0.69	0.69	11.8
Fourth quarter	October 8, 2019	(2)	0.69	—	—
Total			$2.76	$2.70	$47.9

Year ended December 31, 2018
Payment of prior year declaration	(4)	January 5, 2018	—	$0.97	$17.7
First quarter	February 14, 2018	April 6, 2018	$0.63	0.63	11.5
Second quarter	May 14, 2018	July 6, 2018	0.63	0.63	11.4
Third quarter	August 2, 2018	October 5, 2018	0.63	0.63	11.4
Fourth quarter	October 6, 2018	(3)	0.63	—	—
Total			$2.52	$2.86	$52.0

Year ended December 31, 2017
Payment of prior year declaration	(5)	January 6, 2017	$—	$0.97	$17.5
First quarter	February 22, 2017	April 7, 2017	$0.97	0.97	17.5
Second quarter	May 15, 2017	July 7, 2017	0.97	0.97	17.5
Third quarter	August 10, 2017	October 6, 2017	0.97	0.97	17.8
Fourth quarter	October 6, 2017	(4)	0.97	—	—
Total			$3.88	$3.88	$70.3
(1) Includes dividend equivalents paid on restricted stock units
(2) The fourth quarter 2019 dividend of $11.7 million was paid on January 10, 2020.
(3) The fourth quarter 2018 dividend of $11.4 million was paid on January 4, 2019.
(4) The fourth quarter 2017 dividend of $17.7 million was paid on January 5, 2018.
(5) The fourth quarter 2016 dividend of $17.5 million was paid on January 6, 2017.

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

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

12. Stockholders' Deficit (Continued)

Dividends recorded during the fiscal years ended December 31, 2019, 2018 and 2017 were as follows:

	Year Ended December 31,
	2019	2018	2017
	(In millions)
Dividends declared from retained earnings	$(48.1)	$—	$(52.6)
Dividends declared from additional paid-in capital	$—	$(44.7)	$(17.7)

On February 20, 2020, our Board of Directors approved payment of a cash dividend of $0.76 per share of common stock, payable at the close of business on April 3, 2020 to the stockholders of record as of the close of business on March 20, 2020.
Treasury Stock
Repurchases of the Company's common stock are included in treasury stock at the cost of shares repurchased plus any transaction costs. Treasury stock may be re-issued when vested stock options are exercised, when restricted stock awards are granted and when restricted stock units settle in stock upon vesting. The cost of treasury stock re-issued is determined on the first-in, first-out (“FIFO”) method. The Company re-issued 285,302 shares, 167,396 shares and 281,185 shares, respectively, during the years ended December 31, 2019, 2018 and 2017 at a total FIFO cost of $12.5 million, $6.5 million and $10.1 million, respectively.
13. Closure and Other Impairment Charges

Closure and other impairment charges for the years ended December 31, 2019, 2018 and 2017 were as follows:

	Year Ended December 31,
	2019	2018	2017
	(In millions)
Closure charges	$1.5	$2.0	$3.9
Long-lived tangible asset impairment	—	0.1	0.1
Total closure and impairment charges	$1.5	$2.1	$4.0

Closure Charges

Approximately $0.5 million of closure charges for the year ended December 31, 2019 related to two IHOP restaurants and one Applebee's restaurant closed during 2019, with the remainder primarily related to adjustments to the reserve for IHOP and Applebee's restaurants closed prior to 2019. Approximately $1.8 million of closure charges for the year ended December 31, 2018 related to one IHOP franchise restaurant closed during 2018, with the remainder primarily related to adjustments to the reserve for IHOP and Applebee's restaurants closed prior to 2018. Approximately $2.2 million of closure charges for the year ended December 31, 2017 related to one IHOP company-operated restaurant closed during 2017, with the remainder primarily related to adjustments to the reserve for IHOP and Applebee's restaurants closed prior to 2017.
Long-lived Tangible Asset Impairment
There were no long-lived tangible asset impairment charges for the year ended December 31, 2019. Long-lived tangible asset impairment charges for the year ended December 31, 2018 and 2017 were insignificant.

14. Stock-Based Incentive Plans
General Description
Currently, the Company is authorized to grant stock options, stock appreciation rights, restricted stock, cash-settled and stock-settled restricted stock units and performance units to officers, other employees and non-employee directors under the Dine Brands Global, Inc. 2019 Stock Incentive Plan (the “2019 Plan”). The 2019 Plan was approved by stockholders on May 14, 2019 to permit the issuance of up to 2,050,000 shares (subject to adjustment as defined in the 2019 Plan for shares that may become available from prior plans) of the Company’s common stock for incentive stock awards. The 2019 Plan will expire in May 2029.

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

14. Stock-Based Incentive Plans (Continued)

The Dine Brands Global, Inc. 2016 Stock Incentive Plan (the “2016 Plan”) was adopted in 2016 to permit the issuance of up to 3,750,000 shares of the Company’s common stock for incentive stock awards. The 2016 Plan was terminated upon adoption of the 2019 Plan, but there are stock options (vested and unvested) and unvested restricted stock and restricted stock units issued under the 2016 Plan that are outstanding as of December 31, 2019.
The DineEquity, Inc. 2011 Stock Incentive Plan (the “2011 Plan”) was adopted in 2011 to permit the issuance of up to 1,500,000 shares of the Company’s common stock for incentive stock awards. The 2011 Plan was terminated upon adoption of the 2016 Plan, but there are vested stock options issued under the 2011 Plan that are outstanding as of December 31, 2019.
The IHOP Corp. 2001 Stock Incentive Plan (the “2001 Plan”) was adopted in 2001 and amended and restated in 2005 and 2008 to authorize the issuance of up to 4,200,000 shares of common stock. The 2001 Plan has expired but there are vested stock options issued under the 2001 Plan outstanding as of December 31, 2019.
The 2019 Plan, 2016 Plan, the 2011 Plan and the 2001 Plan are collectively referred to as the “Plans.”
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
The following table summarizes the Company's stock-based compensation expense included as a component of general and administrative expenses in the consolidated financial statements:

	Year Ended December 31,
	2019	2018	2017
	(In millions)
Total stock-based compensation expense:
Equity classified awards expense	$10.9	$10.6	$10.9
Liability classified awards expense (credit)	3.2	3.1	(1.0)
Total pretax stock-based compensation expense	14.1	13.7	9.9
Book income tax benefit	(3.5)	(3.5)	(3.8)
Total stock-based compensation expense, net of tax	$10.6	$10.2	$6.1

As of December 31, 2019, total unrecognized compensation cost related to restricted stock and restricted stock units of $15.9 million and $3.0 million related to stock options is expected to be recognized over a weighted average period of approximately 1.3 years for restricted stock and restricted stock units and 1.3 years for stock options.
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

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

14. Stock-Based Incentive Plans (Continued)

The Company granted 132,832 stock options during the year ended December 31, 2019 for which the fair value was estimated using a Black-Scholes option pricing model. The following table summarizes the assumptions used in the Black-Scholes model:

	2019	2018	2017
Risk free interest rate	2.5%	2.6%	1.9%
Weighted average historical volatility	30.3%	26.1%	22.9%
Dividend yield	2.8%	3.6%	7.3%
Expected years until exercise	4.7	4.6	4.5
Weighted average fair value of options granted	$21.93	$11.94	$4.31

The Company granted 25,330 performance-based stock options and 55,245 performance-based restricted stock units during the year ended December 31, 2018, with performance periods ranging from 36 to 40 months. As of December 31, 2019, all of the stock options and 26,670 of the restricted stock units have been forfeited. During the year ended December 31, 2017, the Company granted 350,000 performance-based stock options and 175,000 performance-based restricted stock units with a performance period of approximately 42 months. These performance-based awards can vest from 0% to 100% of the award granted depending on the Company's stock price over certain measurement periods. Fair value of these grants was estimated using a Monte Carlo simulation method. The following summarizes the assumptions used in estimating the fair values:

	2018	2017
Risk free interest rate	2.5%	1.6%
Weighted average historical volatility	34.4%	30.0%
Dividend yield	3.4%	9.6%
Expected years until exercise	3.0	3.4
Weighted average fair value of options granted	$9.79	$3.07
Weighted average fair value of restricted stock units granted	$53.72	$10.19

Stock option activity for the years ended December 31, 2019, 2018 and 2017 is summarized as follows:

	Number of Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Millions)
Outstanding at December 31, 2016	701,134	$80.04
Granted	887,030	48.35
Exercised	(64,916)	40.59
Forfeited	(171,847)	65.82
Expired	(79,353)	87.02
Outstanding at December 31, 2017	1,272,048	61.44
Granted	248,899	69.12
Exercised	(74,930)	52.43
Forfeited	(6,309)	68.80
Outstanding at December 31, 2018	1,439,708	63.21
Granted	132,832	98.97
Exercised	(211,352)	57.36
Forfeited	(106,745)	72.19
Expired	(37,005)	93.06
Outstanding at December 31, 2019	1,217,438	$66.43	5.7	$24.1
Vested and Expected to Vest at December 31, 2019	1,146,329	$67.06	5.6	$22.0
Exercisable at December 31, 2019	561,872	$77.80	3.1	$5.9

The total intrinsic value of options exercised during the years ended December 31, 2019, 2018 and 2017 was $6.9 million, $2.4 million and $1.4 million, respectively.

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

14. Stock-Based Incentive Plans (Continued)

Cash received from options exercised under all stock-based payment arrangements for the years ended December 31, 2019, 2018 and 2017 was $12.0 million, $3.9 million and $2.6 million, respectively. The actual tax benefit realized for the tax deduction from option exercises under the stock-based payment arrangements totaled $1.8 million, $0.6 million and $0.5 million, respectively, for the years ended December 31, 2019, 2018 and 2017.
Equity Classified Awards - Restricted Stock and Restricted Stock Units
Activity in equity classified awards of restricted stock and restricted stock units for the years ended December 31, 2019, 2018 and 2017 is as follows:

	Shares of Restricted Stock	Weighted Average Grant-Date Per Share Fair Value	Restricted Stock Units	Weighted Average Grant-Date Per Share Fair Value
Outstanding at December 31, 2016	235,472	$92.91	34,058	$93.95
Granted	216,269	51.89	281,973	22.37
Released	(92,968)	88.62	(12,683)	81.63
Forfeited	(83,582)	79.52	—	—
Outstanding at December 31, 2017	275,191	65.97	303,348	28.39
Granted	92,466	69.20	86,990	57.21
Released	(74,253)	81.07	(15,737)	98.54
Forfeited	(26,162)	61.27	(72)	53.49
Outstanding at December 31, 2018	267,242	64.21	374,529	31.05
Granted	75,556	96.86	23,427	95.77
Released	(76,962)	76.25	(12,347)	90.34
Forfeited	(41,321)	67.20	(27,802)	34.53
Outstanding at December 31, 2019	224,515	$70.52	357,807	$30.35

Liability Classified Awards - Cash-settled Restricted Stock Units

The Company has granted cash-settled restricted stock units to certain employees. These instruments are recorded as liabilities at fair value as of the respective period end.

	Cash-Settled Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	53,766	$79.07
Granted	20,989	83.58
Released	(462)	83.18
Forfeited	(10,441)	88.70
Outstanding at December 31, 2019	63,852	$85.63

For the years ended December 31, 2019 and 2018, $1.6 million and $0.8 million, respectively, was included as stock-based compensation expense related to cash-settled restricted stock units.

Liability Classified Awards - Long-Term Incentive Awards
The Company has granted cash long-term incentive awards to certain employees (“LTIP awards”). Annual LTIP awards vest over a three-year period and are determined using a multiplier from 0% to 200% of the target award based on (i) the total stockholder return of the Company's common stock compared to the total stockholder returns of a peer group of companies and (ii) the percentage increase in the Company's adjusted earnings per share (as defined in the applicable award agreement). Though LTIP awards are only paid in cash, since the multiplier is primarily based on the price of the Company's common stock, the awards are considered stock-based compensation in accordance with U.S. GAAP and are classified as liabilities. For the years ended December 31, 2019 and 2018, expense of $1.7 million and $2.3 million, respectively, was included in stock-based compensation expense related to the LTIP awards. For the year ended December 31, 2017, a credit $1.0 million was included in stock-based compensation expense related to the LTIP awards. At December 31, 2019 and 2018, liabilities of $2.9 million and $2.4 million, respectively, were included as accrued employee compensation and benefits in the Consolidated Balance Sheets.

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

15. Employee Benefit Plans
401(k) Savings and Investment Plan
Effective January 1, 2013, the Company amended the Dine Brands Global, Inc. 401(k) Plan to (i) modify the Company matching formula and (ii) eliminate the one-year completed service requirement that previously had to be met to become eligible for Company matching contributions. As amended, the Company matches 100% of the first four percent of the employee's eligible compensation deferral and 50% of the next two percent of the employee's eligible compensation deferral. All contributions under this plan vest immediately. Company common stock is not an investment option for employees in the 401(k) Plan, other than shares transferred from a prior employee stock ownership plan. Substantially all of the administrative cost of the 401(k) plan is borne by the Company. The Company's matching contribution expense was $3.0 million, $2.4 million and $2.3 million for the years ended December 31, 2019, 2018 and 2017.

16. Income Taxes
The provision (benefit) for income taxes for the years ended December 31, 2019, 2018 and 2017 was as follows:

	Year Ended December 31,
	2019	2018	2017
Provision (benefit) for income taxes:	(In millions)
Current
Federal	$31.2	$33.6	$42.6
State	6.5	6.4	5.1
Foreign	1.9	2.1	2.9
	39.6	42.1	50.6
Deferred
Federal	(3.8)	(7.8)	(131.0)
State	(1.7)	(4.0)	(5.1)
	(5.5)	(11.8)	(136.1)
Provision (benefit) for income taxes	$34.1	$30.3	$(85.6)

The provision (benefit) for income taxes differs from the expected federal income tax rates as follows:

	Year Ended December 31,
	2019	2018	2017
Statutory federal income tax rate	21.0%	21.0%	35.0%
Non-deductibility of goodwill impairment	—	—	(29.3)
Change in federal tax rate	—	—	15.5
State and other taxes, net of federal tax benefit	2.8	3.6	0.4
Change in unrecognized tax benefits	1.8	3.3	(0.7)
Change in valuation allowance	0.5	0.4	0.3
Domestic production activity deduction	—	—	0.3
Changes in tax rates and state tax laws	(0.5)	(1.6)	(0.3)
Change in accounting for excess tax deficiencies/benefits	(0.6)	0.1	(0.5)
General business credits	(1.3)	(0.2)	0.0
Other	0.9	0.8	(0.7)
Effective tax rate	24.6%	27.4%	20.0%

The difference in the 2019 overall effective tax rate from the U.S. statutory rate was primarily attributed to state taxes and unrecognized tax benefits offset by benefits associated with an increase in general business credits.

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

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

Note 16. Income Taxes (Continued)

The Company files federal income tax returns and the Company or one of its subsidiaries file income tax returns in various state and international jurisdictions. The IRS Examination of tax years 2011 to 2013 concluded during the second quarter of 2019, and the Company received a refund of $13.3 million, inclusive of interest income of $0.9 million. With few exceptions, the Company is no longer subject to federal tax examinations by tax authorities for years before 2014 and state or non-United States tax examinations by tax authorities for years before 2011. The Company believes that adequate reserves have been recorded relating to all matters contained in the tax periods open to examination.

Net deferred tax assets (liabilities) consisted of the following components:

	2019	2018
	(In millions)
Employee compensation	$9.2	$9.0
Revenue recognition	32.8	34.3
Other	5.9	16.8
Deferred tax assets	47.9	60.1
Valuation allowance	(1.5)	(0.4)
Total deferred tax assets after valuation allowance	46.4	59.7
Recognition of franchise and equipment sales	(13.7)	(16.8)
Capitalization and depreciation (1)	(130.8)	(139.2)
Acquisition financing costs	—	(0.6)
Basis of property and equipment	—	(8.1)
Other	(0.4)	(0.8)
Deferred tax liabilities	(144.9)	(165.5)
Net deferred tax liabilities	$(98.5)	$(105.8)
____________________________

(1)	Primarily related to the 2007 Applebee's acquisition.

As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regards to future realization of deferred tax assets. As of December 31, 2019, management determined it is more likely than not that the benefit from foreign tax credit carryforward will not be realized. In recognition of this risk, the Company provided a valuation allowance of $1.5 million on the deferred tax assets related to the foreign tax credit carryforward.

The Company had gross operating loss carryforwards for state tax purposes of $0.5 million and $0.4 million as of December 31, 2019 and 2018, respectively. The net operating loss carryforwards begin to expire in 2031 if not utilized.

The total gross unrecognized tax benefit as of December 31, 2019 and 2018 was $7.6 million and $5.2 million, respectively, excluding interest, penalties and related income tax benefits. If recognized, these amounts would affect the Company's effective income tax rates.

The Company estimates the unrecognized tax benefits may decrease over the upcoming 12 months by an amount up to $1.5 million related to settlements with taxing authorities, statutes of limitations expirations and method changes. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2019	2018	2017
Unrecognized tax benefit as of January 1	$5.2	$5.9	$3.9
Changes for tax positions of prior years	2.1	3.8	2.8
Increases for tax positions related to the current year	0.5	0.4	0.6
Decreases relating to settlements and lapsing of statutes of limitations	(0.2)	(4.9)	(1.4)
Unrecognized tax benefit as of December 31	$7.6	$5.2	$5.9

As of December 31, 2019, the accrued interest was $2.5 million and accrued penalties were less than $0.1 million, excluding any related income tax benefits. As of December 31, 2018, the accrued interest and penalties were $1.1 million and less than $0.1 million, respectively, excluding any related income tax benefits. The Company recognizes interest accrued related to unrecognized tax benefits and penalties as a component of the income tax provision recognized in the Consolidated Statements of Comprehensive Income (Loss).

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

17. Net Income (Loss) Per Share
The computation of the Company's basic and diluted net income (loss) per share is as follows:

	Year Ended December 31,
	2019	2018	2017
	(In thousands, except per share data)
Numerator for basic and diluted income (loss) per common share:
Net income (loss)	$104,346	$80,354	$(342,750)
Less: Net (income) loss allocated to unvested participating restricted stock	(3,532)	(2,711)	6,768
Net income (loss) available to common stockholders - basic	100,814	77,643	(335,982)
Effect of unvested participating restricted stock	33	16	—
Numerator - net income (loss) available to common shareholders - diluted	$100,847	$77,659	$(335,982)
Denominator:
Weighted average outstanding shares of common stock - basic	16,934	17,533	17,725
Effect of dilutive securities:
Stock options(1)	311	256	15
Weighted average outstanding shares of common stock - diluted	17,245	17,789	17,740
Net income (loss) per common share:
Basic	$5.95	$4.43	$(18.96)
Diluted	$5.85	$4.37	$(18.96)

(1) Stock options were not included in the calculation for the year ended December 31, 2017 as they were antidilutive.

18. Acquisition of Business

In December 2018, the Company acquired 69 Applebee's restaurants in North Carolina and South Carolina from an Applebee's franchisee for a total purchase price of $21.6 million. The Company entered into the transaction to resolve certain franchisee health issues in what the Company believes was the most expedient and favorable manner for the Company. Indirect costs of $1.1 million related to the transaction were charged as general and administrative expenses.

A preliminary purchase price allocation was made as of December 31, 2018. During 2019, the Company completed the calculation of deferred income taxes related to the transaction and adjusted the preliminary purchase price allocation as follows:

	Preliminary Allocation	Adjustments	Final Allocation
	(In millions)
Reacquired franchise rights	$11.6	$—	$11.6
Equipment and fixtures	10.0	—	10.0
Inventory	1.4	—	1.4
Deferred income taxes	—	1.5	1.5
Total identifiable assets acquired	23.0	1.5	24.5

Above-market leaseholds, net	(6.5)	—	(6.5)
Other liabilities	(1.0)	—	(1.0)
Net identifiable assets acquired	15.5	1.5	17.0
Goodwill	6.1	(1.5)	4.6
Consideration transferred	$21.6	$—	$21.6

In conjunction with the acquisition, the Company assumed finance lease obligations and related property under finance leases of $9.1 million. The Company also entered into new finance leases totaling $28.1 million of property under finance leases and finance lease obligations. The net liability for above-market leaseholds in included in other non-current liabilities in the Consolidated Balance Sheet and is being amortized over a weighted average life of 11 years.

The results of operation of these restaurants are included in the Company's consolidated results from the acquisition date. The Company has not presented pro forma results of the restaurants for periods prior to the acquisition because the business is not significant as measured by the amount of the Company's investment in and assets of the business relative to the Company's Consolidated Balance Sheet and by the income before income taxes of the business relative to the Company's average income before income taxes for the most recent five-year period excluding loss years.

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

19. Segment Reporting
Information on segments and a reconciliation of gross profit to income before income tax provision is as follows:

	Year Ended December 31,
	2019	2018	2017
Revenues		(In millions)
Franchise operations	$651.2	$643.9	$594.4
Rental operations	120.7	121.9	121.4
Company restaurants	131.2	7.1	7.5
Financing operations	7.1	8.0	8.4
Total	$910.2	$780.9	$731.7

Gross profit (loss), by segment
Franchise operations	$338.4	$313.3	$300.4
Rental operations	29.9	31.2	30.8
Company restaurants	8.0	1.2	(0.3)
Financing operations	6.5	7.4	7.8
Total gross profit	382.8	353.1	338.7
Corporate and unallocated expenses, net	(244.3)	(242.5)	(767.0)
Income (loss) before income taxes	$138.5	$110.6	$(428.3)

Interest expense
Rental operations	$7.7	$9.2	$10.5
Company restaurants	2.1	0.1	0.2
Corporate	60.4	61.7	62.0
Total	$70.2	$71.0	$72.7

Depreciation and amortization
Franchise operations	$10.3	$10.5	$10.8
Rental operations	13.4	11.7	12.0
Company restaurants	6.4	0.4	0.1
Corporate	12.4	9.6	7.7
Total	$42.5	$32.2	$30.6

Impairment of goodwill and intangible assets, closure and other impairment charges
Franchise operations	$—	$—	$531.6
Company restaurants	1.5	2.1	4.0
Total	$1.5	$2.1	$535.6

Capital expenditures
Franchise operations	$0.6	$—	$—
Company restaurants	$3.2	$—	$0.1
Corporate	15.6	14.3	13.3
Total	$19.4	$14.3	$13.4

Goodwill (franchise segment)	$343.9	$345.3	$339.2

Total assets
Franchise operations	$1,116.2	$1,152.1	$1,188.0
Rental operations	503.8	255.6	278.8
Company restaurants	134.3	66.5	—
Financing operations	72.0	73.7	87.5
Corporate	223.2	226.8	181.3
Total	$2,049.5	$1,774.7	$1,735.6

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

21. Selected Quarterly Financial Data (Unaudited)

	Revenues	Gross Profit	Net Income (Loss)	Net Income Per Share— Basic(1)	Net Income Per Share— Diluted(1)
	(In thousands, except per share amounts)
2019
1st Quarter	$237,182	$102,571	$31,643	$1.76	$1.73
2nd Quarter	228,080	94,855	21,390	1.20	1.18
3rd Quarter	217,405	89,720	23,917	1.38	1.36
4th Quarter	227,511	95,668	27,396	1.61	1.59
2018
1st Quarter	$188,163	$83,500	$17,073	$0.93	$0.92
2nd Quarter	184,471	78,590	12,713	0.70	0.69
3rd Quarter	194,099	92,626	23,587	1.31	1.29
4th Quarter	214,198	98,371	26,981	1.49	1.47
______________________________________________________________________________________________________
(1) The quarterly amounts of earnings per share may not add to the full year amount as each quarterly calculation is discrete from the full-year calculation.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 29, 2019 based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 29, 2019.
The effectiveness of our internal control over financial reporting as of December 29, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report that appears herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Dine Brands Global, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Dine Brands Global, Inc. and Subsidiaries’ internal control over financial reporting as of December 29, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Dine Brands Global, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 29, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2019 consolidated financial statements of the Company and our report dated February 24, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 24, 2020

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.
None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.
The information included in the sections entitled “Corporate Governance” and “Executive Compensation-Executive Officers of the Corporation” to be set forth in our Proxy Statement for the 2020 Annual Meeting of Shareholders (“2020 Proxy Statement”) is hereby incorporated by reference into this Item.

Item 11.    Executive Compensation.
The information required included in the sections entitled “Executive Compensation” and “Director Compensation” to be set forth in our 2020 Proxy Statement is hereby incorporated by reference into this Item.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information included in the section entitled “Security Ownership of Certain Beneficial Owners and
Management” to be set forth in our 2020 Proxy Statement is hereby incorporated by reference into this Item.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2019, regarding shares outstanding and available for issuance under the Dine Brands Global, Inc. 2019 Stock Incentive Plan (the “2019 Plan”):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,217,438	$66.43	2,427,518
Equity compensation plans not approved by security holders	—	—	—
Total	1,217,438	$66.43	2,427,518
The number of securities remaining available for future issuance represents shares under the 2019 Plan. Please refer to Note 14 - Stock-Based Incentive Plans, of the Notes to the Consolidated Financial Statements for a description of the 2019 Plan.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information included in the sections entitled “Corporate Governance—Certain Relationships and Related Transactions” and “Corporate Governance—Director Independence” to be set forth in our 2020 Proxy Statement is hereby incorporated by reference into this item.

Item 14.    Principal Accountant Fees and Services.
The information included in the section entitled “Audit-Related Matters” to be set forth in our 2020 Proxy Statement is hereby incorporated by reference into this item.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.
(a)(1) Consolidated Financial Statements
The following documents are contained in Part II, Item 8 of this Annual Report on Form 10-K:

•	Reports of Independent Registered Public Accounting Firm.

•	Consolidated Balance Sheets as of December 31, 2019 and December 31, 2018.

•	Consolidated Statements of Comprehensive Income (Loss) for each of the three years in the period ended
December 31, 2019.

•	Consolidated Statements of Stockholders' (Deficit) Equity for each of the three years in the period ended
December 31, 2019.

•	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2019.

•	Notes to the Consolidated Financial Statements.

(a)(2) Financial Statement Schedules
All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3) Exhibits
Exhibits that are not filed herewith have been previously filed with the Securities and Exchange Commission and are incorporated herein by reference.

3.1	Restated Certificate of Incorporation of Dine Brands Global, Inc. (Exhibit 3.1 to Registrant’s Form 10-K filed on February 20, 2018 is incorporated herein by reference).
3.2	Certificate of Amendment to Restated Certificate of Incorporation (Exhibit 3.1 to Registrant’s Form 8-K filed on May 14, 2019 is incorporated herein by reference).
3.3	Amended and Restated Bylaws of Dine Brands Global, Inc. (Exhibit 3.2 to Registrant’s Form 8-K filed on May 14, 2019 is incorporated herein by reference).
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

*4.3	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
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

†10.9
Dine Brands Global, Inc. 2019 Stock Incentive Plan Cash-Settled Restricted Stock Unit Agreement - Employees - 3-year Ratable Vesting (Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended June 30, 2019 is incorporated herein by reference).

†10.10
Dine Brands Global, Inc. 2019 Stock Incentive Plan Cash-Settled Restricted Stock Unit Agreement - Employees - 3-year Cliff Vesting (Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended June 30, 2019 is incorporated herein by reference).

†10.11
Dine Brands Global, Inc. 2019 Stock Incentive Plan Stock-Settled Restricted Stock Unit Agreement - Employees - Performance-Based Vesting (Exhibit 10.4 to Registrant’s Form 10-Q for the quarter ended June 30, 2019 is incorporated herein by reference).

†10.12
Dine Brands Global, Inc. 2019 Stock Incentive Plan Stock-Settled Restricted Stock Unit Agreement - International Employees -- 3-year Ratable Vesting (Exhibit 10.5 to Registrant’s Form 10-Q for the quarter ended June 30, 2019 is incorporated herein by reference).

†10.13
Dine Brands Global, Inc. 2019 Stock Incentive Plan Stock-Settled Restricted Stock Unit Agreement - International Employees - 3-year Cliff Vesting (Exhibit 10.6 to Registrant’s Form 10-Q for the quarter ended June 30, 2019 is incorporated herein by reference).

†10.14
Dine Brands Global, Inc. 2019 Stock Incentive Plan Stock-Settled Restricted Stock Unit Agreement - Non-Employee Directors - 1-year Cliff Vesting (Exhibit 10.7 to Registrant’s Form 10-Q for the quarter ended June 30, 2019 is incorporated herein by reference).

†10.15
Dine Brands Global, Inc. 2019 Stock Incentive Plan Nonqualified Stock Option Agreement - Employees - 3-year Ratable Vesting (Exhibit 10.8 to Registrant’s Form 10-Q for the quarter ended June 30, 2019 is incorporated herein by reference).

†10.16
Dine Brands Global, Inc. 2019 Stock Incentive Plan Nonqualified Stock Option Agreement - International Employees - 3-year Ratable Vesting (Exhibit 10.9 to Registrant’s Form 10-Q for the quarter ended June 30, 2019 is incorporated herein by reference).

†10.17
Dine Brands Global, Inc. 2019 Stock Incentive Plan Nonqualified Stock Option Agreement - Employees - Performance-Based Vesting (Exhibit 10.10 to Registrant’s Form 10-Q for the quarter ended June 30, 2019 is incorporated herein by reference).

†10.18
Dine Brands Global, Inc. 2019 Stock Incentive Plan Performance Unit Award Agreement - Double Metric (Exhibit 10.11 to Registrant’s Form 10-Q for the quarter ended June 30, 2019 is incorporated herein by reference).

†10.19
Dine Brands Global, Inc. 2019 Stock Incentive Plan Restricted Stock Award Agreement - Employees - 3-year Ratable Vesting (Exhibit 10.12 to Registrant’s Form 10-Q for the quarter ended June 30, 2019 is incorporated herein by reference).

†10.20
Dine Brands Global, Inc. 2019 Stock Incentive Plan Restricted Stock Award Agreement - Employees - 3-year Cliff Vesting (Exhibit 10.13 to Registrant’s Form 10-Q for the quarter ended June 30, 2019 is incorporated herein by reference).

†10.21
Dine Brands Global, Inc. 2019 Stock Incentive Plan Restricted Stock Award Agreement - Employees - 3-year Cliff Vesting with Accelerated Vesting for Termination without Cause (Exhibit 10.14 to Registrant’s Form 10-Q for the quarter ended June 30, 2019 is incorporated herein by reference).

†10.22	Dine Brands Global, Inc. 2016 Stock Incentive Plan (Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended March 31, 2018 is incorporated herein by reference).
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

†10.29
Dine Brands Global, Inc. 2016 Stock Incentive Plan Restricted Stock Agreement - Employees - 50/50% Annual Vesting (Exhibit 10.21 to Registrant’s Form 10-Q for the quarter ended March 31, 2018 is incorporated herein by reference).

†10.30
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

†10.32
Dine Brands Global, Inc. 2016 Stock Incentive Plan Stock-Settled RSU Agreement -Employees (Exhibit 10.8 to Registrant’s Form 10-Q for the quarter ended March 31, 2018 is incorporated herein by reference).

†10.33
Dine Brands Global, Inc. 2016 Stock Incentive Plan Stock-Settled RSU Agreement -Employees - Performance Based (Exhibit 10.5 to Registrant’s Form 10-Q for the quarter ended March 31, 2018 is incorporated herein by reference).

†10.34
Dine Brands Global, Inc. 2016 Stock Incentive Plan Stock-Settled RSU Agreement - Non-Employee Directors - 1 Year Vesting. (Exhibit 10.21 to Registrant’s Form 10-K for the year ended December 31, 2018 is incorporated herein by reference).

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

†10.38
Dine Brands Global, Inc. 2016 Stock Incentive Plan Cash-Settled RSU Agreement - Employees (Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended March 31, 2018 is incorporated herein by reference).

†10.39
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

†10.41
 Dine Brands Global, Inc. 2016 Stock Incentive Plan Nonqualified Stock Option Agreement - Employees (Exhibit 10.9 to Registrant’s Form 10-Q for the quarter ended March 31, 2018 is incorporated herein by reference).

†10.42
Dine Brands Global, Inc. 2016 Stock Incentive Plan Nonqualified Stock Option Agreement - Employees - Accelerated Retirement Vesting (Exhibit 10.29 to Registrant’s Form 10-K for the year ended December 31, 2018 is incorporated herein by reference).

†10.43
Dine Brands Global, Inc. 2016 Stock Incentive Plan Nonqualified Stock Option Agreement - Non-Employee Directors (Exhibit 10.11 to Registrant’s Form 10-Q for the quarter ended March 31, 2018 is incorporated herein by reference).

†10.44
Dine Brands Global, Inc. 2016 Stock Incentive Plan Nonqualified Stock Option Agreement - International Employees (Exhibit 10.10 to Registrant’s Form 10-Q for the quarter ended March 31, 2018 is incorporated herein by reference).

†10.45
Dine Brands Global, Inc. 2016 Stock Incentive Plan Nonqualified Stock Option Agreement - International Employees - Accelerated Retirement Vesting (Exhibit 10.32 to Registrant’s Form 10-K for the year ended December 31, 2018 is incorporated herein by reference).

†10.46
Dine Brands Global, Inc. 2016 Stock Incentive Plan Nonqualified Stock Option Agreement - Employees - Performance Based (Exhibit 10.12 to Registrant’s Form 10-Q for the quarter ended March 31, 2018 is incorporated herein by reference).

†10.47
Dine Brands Global, Inc. 2016 Stock Incentive Plan Performance Shares Agreement - Employees (Exhibit 10.15 to Registrant’s Form 10-Q for the quarter ended June 30, 2016 is incorporated herein by reference).

†10.48
Dine Brands Global, Inc. 2016 Stock Incentive Plan Performance Shares Agreement 50% stock / 50% cash - Employees (Exhibit 10.16 to Registrant’s Form 10-Q for the quarter ended June 30, 2016 is incorporated herein by reference).

†10.49
Dine Brands Global, Inc. 2016 Stock Incentive Plan Performance Award Agreement - Employees - Single Metric (Exhibit 10.15 to Registrant’s Form 10-Q for the quarter ended March 31, 2018 is incorporated herein by reference).

†10.50
Dine Brands Global, Inc. 2016 Stock Incentive Plan Performance Award Agreement - Employees - Double Metric (Exhibit 10.16 to Registrant’s Form 10-Q for the quarter ended March 31, 2018 is incorporated herein by reference).

†10.51
Dine Brands Global, Inc. 2016 Stock Incentive Plan Performance Award Agreement - Employees - Double Metric - Accelerated Retirement Vesting (Exhibit 10.38 to Registrant’s Form 10-K for the year ended December 31, 2018 is incorporated herein by reference).

†10.52	Dine Brands Global, Inc. 2016 Stock Incentive Plan SAR Agreement - Employees (Exhibit 10.25 to Registrant’s Form 10-Q for the quarter ended March 31, 2018 is incorporated herein by reference).
†10.53
Dine Brands Global, Inc. 2016 Stock Incentive Plan Performance Award Agreement - Employees - Double Metric - Cycle 10 (Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended March 31, 2019 is incorporated herein by reference).

†10.54	DineEquity, Inc. 2011 Stock Incentive Plan (Annex A to Registrant's Proxy Statement, filed on April 13, 2011 is incorporated herein by reference).
†10.55
DineEquity, Inc. 2011 Stock Incentive Plan Nonqualified Stock Option Agreement (Employees) (Exhibit 10.10 to Registrant's Form 10-K for the year ended December 31, 2011 is incorporated herein by reference).

†10.56
DineEquity, Inc. 2011 Stock Incentive Plan Restricted Stock Award Agreement (Employees) (Exhibit 10.12 to Registrant's Form 10-K for the year ended December 31, 2011 is incorporated herein by reference).

†10.57
DineEquity, Inc. 2011 Stock Incentive Plan Restricted Stock Award Agreement (1/4th Annual Vesting - Employees) (Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended June 30, 2015 is incorporated herein by reference).

†10.58
DineEquity, Inc. 2011 Stock Incentive Plan Stock-Settled Restricted Stock Unit Award Agreement (Employees) (Exhibit 10.15 to Registrant's Form 10-K for the year ended December 31, 2011 is incorporated herein by reference).

†10.59
DineEquity, Inc. 2011 Stock Incentive Plan Stock-Settled Restricted Stock Unit Award Agreement (Non-Employee Directors) (Exhibit 10.16 to Registrant's Form 10-K for the year ended December 31, 2011 is incorporated herein by reference).

†10.60
DineEquity, Inc. 2011 Stock Incentive Plan Restricted Stock Award Agreement (Ratable Vesting - Employees) (Exhibit 10.19 to Registrant’s Form 10-K for the year ended December 31, 2013 is incorporated herein by reference).

†10.61
DineEquity, Inc. 2011 Stock Incentive Plan Stock-Settled Restricted Stock Unit Award Agreement (International Employees) (Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended September 30, 2014 is incorporated herein by reference).

†10.62	IHOP Corp. 2001 Stock Incentive Plan Non-Qualified Stock Option Agreement (Exhibit 10.15 to Registrant's 2003 Form 10-K is incorporated herein by reference).
†10.63	IHOP Corp 2001 Stock Incentive Plan as amended and restated (Appendix A to Registrant's Proxy Statement, filed on April 17, 2008 is incorporated herein by reference).
†10.64	DineEquity, Inc. Senior Executive Incentive Plan as amended and restated (Annex A to Registrant's Proxy Statement, filed on April 5, 2012 is incorporated herein by reference).
†10.65
Dine Brands Global, Inc. Amended and Restated Executive Severance and Change in Control Policy (Exhibit 10.51 to Registrant's Form 10-K for the year ended December 31, 2018 is incorporated herein by reference).

†10.66	Form of DineEquity, Inc. Indemnification Agreement (Exhibit 10.27 to Registrant's Form 10-K for the year ended December 31, 2011 is incorporated herein by reference).
†10.67	Dine Brands Global, Inc. Nonqualified Deferred Compensation Plan (Exhibit 10.53 to Registrant’s Form 10-K for the year ended December 31, 2018 is incorporated herein by reference).
†10.68	Amendment to Dine Brands Global, Inc. Nonqualified Deferred Compensation Plan (Exhibit 10.54 to Registrant’s Form 10-K for the year ended December 31, 2018 is incorporated herein by reference).
10.69
Purchase Agreement, dated May 28, 2019, among the Registrant, certain subsidiaries of the Registrant, Barclays Capital Inc. and Credit Suisse Securities (USA) LLC. (Exhibit 99.1 to the Registrant’s Form 8-K filed on May 28, 2019 is incorporated herein by reference).

10.70
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

10.71
Guarantee and Collateral Agreement, dated September 30, 2014, and amended and restated as of June 5, 2019, among certain special-purpose, wholly-owned indirect subsidiaries of the Registrant, each as guarantor, in favor of Citibank, N.A., as Trustee (Exhibit 10.2 to Registrant’s Form 8-K filed on June 5, 2019 is incorporated herein by reference).

10.72
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

*10.73
Amendment No. 1 to Management Agreement, dated November 21, 2019, among Applebee’s Funding LLC and IHOP Funding LLC, other securitization entities party thereto from time to time, the Registrant, Applebee’s Services, Inc. and International House of Pancakes, LLC.

†10.74
Separation Agreement and General Release between Greggory H. Kalvin and Dine Brands Global, Inc. dated February 20, 2019 (Exhibit 10.1 to Registrant's Form 8-K filed on February 21, 2019 is incorporated herein by reference).

*†10.75	Amendment to Employment Agreement, dated as of February 14, 2020, by and between the Registrant and John C. Cywinski.
*21	Subsidiaries of Dine Brands Global, Inc.
*23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
*31.1	Certification of CEO pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
*31.2	Certification of CFO pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
*32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Schema Document.***
101.CAL	Inline XBRL Calculation Linkbase Document.***
101.DEF	Inline XBRL Definition Linkbase Document.***
101.LAB	Inline XBRL Label Linkbase Document.***
101.PRE	Inline XBRL Presentation Linkbase Document.***
104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
___________________________________

*	Filed herewith.

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

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 24th day of February, 2020.

DINE BRANDS GLOBAL, INC.
By:	/s/ STEPHEN P. JOYCE
Stephen P. Joyce Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities indicated, on this 24th day of February, 2020.

Name	Title

/s/ STEPHEN P. JOYCE	Chief Executive Officer (Principal Executive Officer), Director
Stephen P. Joyce

/s/ THOMAS H. SONG	Chief Financial Officer (Principal Financial Officer)
Thomas H. Song

/s/ RICHARD J. DAHL	Director
Richard J. Dahl

/s/ HOWARD M. BERK	Director
Howard M. Berk

/s/ DANIEL J. BRESTLE	Director
Daniel J. Brestle

/s/ SUSAN M. COLLYNS	Director
Susan M. Collyns

/s/ LARRY A. KAY	Director
Larry A. Kay

/s/ CAROLINE W. NAHAS	Director
Caroline W. Nahas

/s/ DOUGLAS M. PASQUALE	Director
Douglas M. Pasquale

/s/ GILBERT T. RAY	Director
Gilbert T. Ray

/s/ LILIAN C. TOMOVICH	Director
Lilian C.Tomovich