Form 10-Q
period 2020-03-31
Dine Brands Global, Inc.
filed 2020-04-29
CIK 49754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
 (Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2020
 OR
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

As of April 24, 2020, the Registrant had 16,418,446 shares of Common Stock outstanding.

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

Factors that could cause actual results to differ materially from the projections, forecasts, estimates and expectations discussed in this Quarterly Report on Form 10-Q include, among other things: uncertainty regarding the duration and severity of the ongoing COVID-19 pandemic and its ultimate impact on our business; general economic conditions; our level of indebtedness; compliance with the terms of our securitized debt; our ability to refinance our current indebtedness or obtain additional financing; our dependence on information technology; potential cyber incidents; the implementation of restaurant development plans; our dependence on our franchisees; the concentration of our Applebee’s franchised restaurants in a limited number of franchisees; the financial health of our franchisees, including any insolvency or bankruptcy; credit risks from our IHOP franchisees operating under our previous IHOP business model in which we built and equipped IHOP restaurants and then franchised them to franchisees; insufficient insurance coverage to cover potential risks associated with the ownership and operation of restaurants; our franchisees’ and other licensees’ compliance with our quality standards and trademark usage; general risks associated with the restaurant industry; potential harm to our brands’ reputation; risks of food-borne illness or food tampering; possible future impairment charges; trading volatility and fluctuations in the price of our stock; our ability to achieve the financial guidance we provide to investors; successful implementation of our business strategy; the availability of suitable locations for new restaurants; shortages or interruptions in the supply or delivery of products from third parties or availability of utilities; the management and forecasting of appropriate inventory levels; development and implementation of innovative marketing and use of social media; changing health or dietary preference of consumers; risks associated with doing business in international markets; the results of litigation and other legal proceedings; third-party claims with respect to intellectual property assets; delivery initiatives and use of third-party delivery vendors; our allocation of human capital and our ability to attract and retain management and other key employees; compliance with federal, state and local governmental regulations; risks associated with our self-insurance; natural disasters or other serious incidents; our success with development initiatives outside of our core business; the adequacy of our internal controls over financial reporting and future changes in accounting standards; and other matters in the “Risk Factors” section of this report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, many of which are beyond our control.

Fiscal Quarter End

The Company’s fiscal quarters end on the Sunday closest to the last day of each calendar quarter. For convenience, the fiscal quarters of each year are referred to as ending on March 31, June 30, September 30 and December 31. The first fiscal quarter of 2020 began on December 30, 2019 and ended on March 29, 2020. The first fiscal quarter of 2019 began on December 31, 2018 and ended on March 31, 2019.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.
Dine Brands Global, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

Assets	March 31, 2020	December 31, 2019
	(Unaudited)
Current assets:
Cash and cash equivalents	$344,560	$116,043
Receivables, gross	85,321	140,007
Less: allowance for credit losses	(4,906)	(3,138)
Receivables, net	80,415	136,869
Restricted cash	34,159	40,732
Prepaid gift card costs	27,563	36,077
Prepaid income taxes	7,039	13,290
Other current assets	6,254	3,906
Total current assets	499,990	346,917
Other intangible assets, net	572,449	575,103
Operating lease right-of-use assets	364,875	366,931
Goodwill	343,862	343,862
Property and equipment, net	211,835	216,420
Long-term receivables, gross	90,123	94,154
Less: allowance for credit losses	(8,375)	(8,155)
Long-term receivables, net	81,748	85,999
Deferred rent receivable	68,759	70,308
Non-current restricted cash	16,400	15,700
Other non-current assets, net	25,552	28,271
Total assets	$2,185,470	$2,049,511
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	25,389	40,925
Gift card liability	120,187	159,019
Current maturities of operating lease obligations	72,508	72,815
Current maturities of finance lease and financing obligations	13,502	13,669
Accrued employee compensation and benefits	11,714	23,904
Dividends payable	12,739	11,702
Deferred franchise revenue, short-term	9,567	10,086
Other accrued expenses	24,972	25,792
Total current liabilities	290,578	357,912
Long-term debt	1,506,203	1,288,248
Operating lease obligations, less current maturities	355,160	359,025
Finance lease obligations, less current maturities	74,498	77,393
Financing obligations, less current maturities	35,944	37,682
Deferred income taxes, net	87,851	98,499
Deferred franchise revenue, long-term	56,046	56,944
Other non-current liabilities	15,567	15,582
Total liabilities	2,421,847	2,291,285
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $1 par value, 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; shares: 40,000,000 authorized; March 31, 2020 - 24,917,498 issued, 16,421,273 outstanding; December 31, 2019 - 24,925,447 issued, 16,521,921 outstanding	249	249
Additional paid-in-capital	252,443	246,192
Retained earnings	70,769	61,653
Accumulated other comprehensive loss	(58)	(58)
Treasury stock, at cost; shares: March 31, 2020 - 8,496,225; December 31, 2019 - 8,403,526	(559,780)	(549,810)
Total stockholders’ deficit	(236,377)	(241,774)
Total liabilities and stockholders’ deficit	$2,185,470	$2,049,511

 See the accompanying Notes to Consolidated Financial Statements.

Dine Brands Global, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Revenues:
Franchise revenues:
Royalties, franchise fees and other	$83,314	$96,296
Advertising revenue	61,723	72,630
Total franchise revenues	145,037	168,926
Company restaurant sales	31,300	35,735
Rental revenues	29,009	30,711
Financing revenues	1,538	1,810
Total revenues	206,884	237,182
Cost of revenues:
Franchise expenses:
Advertising expenses	61,723	72,630
Bad debt expense (credit)	518	(467)
Other franchise expenses	7,209	8,140
Total franchise expenses	69,450	80,303
Company restaurant expenses	30,332	31,538
Rental expenses:
Interest expense from finance leases	1,210	1,529
Other rental expenses	21,323	21,095
Total rental expenses	22,533	22,624
Financing expenses	142	146
Total cost of revenues	122,457	134,611
Gross profit	84,427	102,571
General and administrative expenses	37,608	42,819
Interest expense, net	15,172	15,393
Amortization of intangible assets	2,826	2,924
Closure and impairment (credit) charges	(12)	194
(Gain) loss on disposition of assets	(233)	109
Income before income tax provision	29,066	41,132
Income tax provision	(6,738)	(9,489)
Net income	22,328	31,643
Other comprehensive income (loss) net of tax:
Foreign currency translation adjustment	—	(1)
Total comprehensive income	$22,328	$31,642
Net income available to common stockholders:
Net income	$22,328	$31,643
Less: Net income allocated to unvested participating restricted stock	(748)	(1,111)
Net income available to common stockholders	$21,580	$30,532
Net income available to common stockholders per share:
Basic	$1.33	$1.76
Diluted	$1.31	$1.73
Weighted average shares outstanding:
Basic	16,263	17,343
Diluted	16,470	17,690

See the accompanying Notes to Consolidated Financial Statements.

Dine Brands Global, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Deficit
(In thousands)
(Unaudited)

	Three Months ended March 31, 2019
	Common Stock				Accumulated Other Comprehensive Loss	Treasury Stock
	Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings		Shares	Cost	Total
Balance at December 31, 2018	17,644	$250	$237,726	$10,414	$(60)	7,341	$(450,603)	$(202,273)
Adoption of ASC 842	—	—	—	(5,030)	—	—	—	(5,030)
Net income	—	—	—	31,643	—	—	—	31,643
Other comprehensive loss	—	—	—	—	(1)	—	—	(1)
Purchase of Company common stock	(151)	—	—	—	—	151	(12,015)	(12,015)
Reissuance of treasury stock	168	—	(667)	—	—	(168)	7,435	6,768
Net issuance of shares for stock plans	9	—	—	—	—	—	—	—
Repurchase of restricted shares for taxes	(19)	—	(1,817)	—	—	—	—	(1,817)
Stock-based compensation	—	—	4,107	—	—	—	—	4,107
Dividends on common stock	—	—	236	(12,439)	—	—	—	(12,203)
Balance at March 31, 2019	17,651	$250	$239,585	$24,588	$(61)	7,324	$(455,183)	$(190,821)

	Three Months ended March 31, 2020
	Common Stock				Accumulated Other Comprehensive Loss	Treasury Stock
	Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings		Shares	Cost	Total
Balance at December 31, 2019	16,522	$249	$246,192	$61,653	$(58)	8,404	$(549,810)	$(241,774)
Adoption of credit loss accounting guidance (Note 3)	—	—	—	(497)	—	—	—	(497)
Net income	—	—	—	22,328	—	—	—	22,328
Purchase of Company common stock	(460)	—	—	—	—	460	(26,527)	(26,527)
Reissuance of treasury stock	367	—	3,967	—	—	(368)	16,557	20,524
Net issuance of shares for stock plans	18	—	—	—	—	—	—	—
Repurchase of restricted shares for taxes	(26)	—	(2,000)	—	—	—	—	(2,000)
Stock-based compensation	—	—	4,038	—	—	—	—	4,038
Dividends on common stock	—	—	246	(12,715)	—	—	—	(12,469)
Balance at March 31, 2020	16,421	$249	$252,443	$70,769	$(58)	8,496	$(559,780)	$(236,377)

See the accompanying Notes to Consolidated Financial Statements.

Dine Brands Global, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net income	$22,328	$31,643
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	10,641	10,179
Non-cash stock-based compensation expense	4,038	4,107
Non-cash interest expense	655	1,118
Closure and impairment (credit) charges	(12)	194
Deferred income taxes	(10,491)	(1,149)
Deferred revenue	(1,417)	(1,877)
(Gain) loss on disposition of assets	(227)	109
Other	(1,293)	(2,099)
Changes in operating assets and liabilities:
Accounts receivable, net	12,077	(3,210)
Current income tax receivables and payables	6,443	(1,399)
Gift card receivables and payables	11,693	(890)
Other current assets	(2,347)	(2,570)
Accounts payable	(12,748)	1,826
Accrued employee compensation and benefits	(12,190)	(12,141)
Other current liabilities	2,495	5,088
Cash flows provided by operating activities	29,645	28,929
Cash flows from investing activities:
Principal receipts from notes, equipment contracts and other long-term receivables	5,544	5,260
Net additions to property and equipment	(5,084)	(4,717)
Proceeds from sale of property and equipment	6	400
Additions to long-term receivables	(1,511)	(395)
Other	(195)	(100)
Cash flows (used in) provided by investing activities	(1,240)	448
Cash flows from financing activities:
Borrowing from revolving credit facility	220,000	—
Repayment of revolving credit facility	—	(25,000)
Dividends paid on common stock	(11,451)	(11,153)
Repurchase of common stock	(29,853)	(10,802)
Principal payments on finance lease obligations	(2,981)	(3,466)
Proceeds from stock options exercised	20,524	6,768
Tax payments for restricted stock upon vesting	(2,000)	(1,817)
Cash flows provided by (used in) financing activities	194,239	(45,470)
Net change in cash, cash equivalents and restricted cash	222,644	(16,093)
Cash, cash equivalents and restricted cash at beginning of period	172,475	200,379
Cash, cash equivalents and restricted cash at end of period	$395,119	$184,286
Supplemental disclosures:
Interest paid in cash	$16,446	$16,346
Income taxes paid in cash	$10,818	$12,014

See the accompanying Notes to Consolidated Financial Statements.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1. General

The accompanying unaudited consolidated financial statements of Dine Brands Global, Inc. (the “Company” or “Dine Brands Global”) have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2020.

The consolidated balance sheet at December 31, 2019 has been derived from the audited consolidated financial statements at that date but does not include all of information and footnotes required by U.S. GAAP for complete financial statements.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

2. Basis of Presentation

The Company’s fiscal quarters end on the Sunday closest to the last day of each calendar quarter. For convenience, the fiscal quarters of each year are referred to as ending on March 31, June 30, September 30 and December 31. The first fiscal quarter of 2020 began on December 30, 2019 and ended on March 29, 2020. The first fiscal quarter of 2019 began on December 31, 2018 and ended on March 31, 2019.

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

Risks and Uncertainties

The Company is subject to risks and uncertainties as a result of the rapidly spreading outbreak of a novel strain of coronavirus, designated “COVID-19.” The extent of the impact of the COVID-19 pandemic on the Company's business is highly uncertain and difficult to predict, as the response to the pandemic varies by state and municipalities within states. Assessments of the success of measures taken and the timing of any relaxation thereof is rapidly evolving. The Company first began to experience impacts from COVID-19 in March 2020, as federal, state and local governments began to react to the public health crisis by encouraging “social distancing” and requiring, in varying degrees, restaurant dine-in limitations and other restrictions that largely limited the restaurants of the Company's franchisees and its company-operated restaurants to take-out and delivery sales. Many international restaurants were temporarily closed for at least a part of March as well as a result of government restrictions put in place in various countries. Additionally, economies worldwide also have been negatively impacted by the COVID-19 pandemic, which possibly could cause a domestic and/or global economic recession. Such economic disruption could have an ongoing material adverse effect on our business.

The severity of the impact of the COVID-19 pandemic on the Company's business will depend on a number of factors, including, but not limited to, whether, when or the manner in which the conditions surrounding the pandemic may change, including the timing of lifting any mandated closures or operating restrictions on restaurants, customer re-engagement with our brands and the short- and long-term impact on consumer discretionary spending and the domestic economy in general, all of which are uncertain and cannot be predicted. The Company's future results of operations and liquidity could be adversely impacted by the length of time dine-in restrictions are in place and the success of any initiatives or programs that the Company may undertake to address financial and operational challenges faced by itself and its franchisees. As such, the extent to which

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

the COVID-19 pandemic may materially impact the Company's financial condition, liquidity, or results of operations is highly uncertain.

The Company has taken several actions to mitigate the effects of the COVID-19 pandemic on its operations and its franchisees, as follows: (i) drew down $220 million from its revolving credit facility, leaving available remaining borrowing under the facility of approximately $2 million; (ii) terminated repurchases of common stock for the foreseeable future; (iii) the Company's Board of Directors decided not to declare a dividend for the second quarter of 2020; (iv) reduced discretionary costs, frozen new hiring and suspended the use of independent contractors; (v) temporarily furloughed certain team members across various functional groups at its restaurant support centers and company-operated restaurants and also curtailed the hours of substantially all of the hourly restaurant associates at company-operated restaurants; (vi) deferred franchisee payment of royalty, advertising and other fees, and lease obligations for up to two months on a case-by-case basis; (vii) deferred franchisee remodel and development obligations for up to 12 months; and (vii) engaged a national real estate firm to assist franchisees and the Company with landlord discussions regarding rent abatements, deferrals and other modifications to lease agreements.

Reclassifications

Certain 2019 amounts previously reported have been reclassified to conform to the presentation requirements of a newly adopted accounting standard on the measurement of current expected credit losses (See Note 3). Amounts reported in 2019 have not been restated.

3. Accounting Standards Adopted and Newly Issued Accounting Standards Not Yet Adopted

Accounting Standards Adopted in the Current Fiscal Year

In February 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance on the measurement of current expected credit losses (“CECL”) on financial instruments. The new guidance has replaced the incurred loss methodology of recognizing credit losses on financial instruments with a methodology that estimates the expected credit loss on financial instruments and reflects the net amount expected to be collected on the financial instrument. The Company adopted this change in accounting principle as of the first day of the first fiscal quarter of 2020 using the modified retrospective method. Accordingly, financial information for periods prior to the date of initial application has not been adjusted.

Upon adoption of the new CECL guidance, the Company recognized an increase to its allowance for credit losses of $0.7 million. The Company recognized an adjustment to retained earnings upon adoption of $0.5 million, net of tax of $0.2 million.

Additional new accounting guidance became effective for the Company as of the beginning of fiscal 2020 that the Company reviewed and concluded was either not applicable to its operations or had no material effect on its consolidated financial statements in the current or future fiscal years.

Newly Issued Accounting Standards Not Yet Adopted

In December 2019, the FASB issued new guidance intended to simplify the accounting for income taxes, change the accounting for certain income tax transactions, and make other minor changes. The Company will be required to adopt the new guidance beginning with its first fiscal quarter of 2021; early adoption in any interim period after issuance of the new guidance is permitted. The Company is currently assessing the impact this guidance will have on its consolidated financial statements but does not expect this standard to have a material effect on its financial statements. The Company does not intend to adopt the standard early.

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

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

4. Revenue Disclosures (Continued)

The following table disaggregates franchise revenue by major type for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Franchise Revenue:
Royalties	$67,600	$78,730
Advertising fees	61,723	72,630
Pancake and waffle dry mix sales and other	12,848	14,431
Franchise and development fees	2,866	3,135
Total franchise revenue	$145,037	$168,926

Accounts receivable from franchisees as of March 31, 2020 and December 31, 2019 were $53.0 million (net of allowance of $2.3 million) and $63.5 million (net of allowance of $0.7 million), respectively, and were included in receivables, net in the Consolidated Balance Sheets.

Changes in the Company's contract liability for deferred franchise and development fees during the three months ended March 31, 2020 are as follows:

Deferred Franchise Revenue (short- and long-term)
(In thousands)
Balance at December 31, 2019	$67,030
Recognized as revenue during the three months ended March 31, 2020	(2,699)
Fees deferred during the three months ended March 31, 2020	1,282
Balance at March 31, 2020	$65,613

The balance of deferred revenue as of March 31, 2020 is expected to be recognized as follows:

(In thousands)
Remainder of 2020	$6,453
2021	9,113
2022	7,480
2023	6,887
2024	6,189
Thereafter	29,491
Total	$65,613

5. Current Expected Credit Losses

Prior to the adoption of Accounting Standards Update No. 2016-13, Topic 326, Financial Instruments-Credit Losses (“CECL”), the Company recorded incurred loss reserves against receivable balances based on current and historical information, with delinquency status being the primary indicator of a deterioration in credit quality. The recently adopted CECL reserve methodology requires companies to measure expected credit losses on financial instruments based on the total estimated amount to be collected over the lifetime of the instrument. Under the CECL model, reserves may be established against financial asset balances even if the risk of loss is remote or has not yet manifested itself.

Upon adoption of the CECL methodology, the Company developed its estimated loss reserves in the following manner. The Company continued to record specific reserves against account balances of franchisees deemed “at-risk” when a potential loss is likely or imminent as a result of prolonged payment delinquency (greater than 90 days past due) and where notable credit deterioration has become evident. For financial assets that are not currently deemed “at-risk,” an allowance is recorded based

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

5. Current Expected Credit Losses (Continued)

on expected loss rates derived pursuant to the following CECL methodology that assesses four components - historical losses, current conditions, reasonable and supportable forecasts, and a reversion to history, if applicable.

Historical Losses

Historical loss rates over a five-year span from 2015 to 2019 were calculated for financial assets with common risk characteristics. The Company believes that the past five years provide a reasonable representation of the Company’s operations and performance through various business cycles, both favorable and unfavorable. The Company also determined historical loss rate data for each franchise brand concept was more relevant than a single blended rate.

Historical losses were determined based on the average charge off method. Under this method, net charge off loss rates (gross charge offs less recoveries divided by average asset balances for the period) were calculated on a quarterly basis commencing with the first quarter of 2015 through the fourth quarter of 2019. The individual quarterly loss rates were then averaged over 20 quarters to derive an overall average 5-year historical loss rates for each financial asset type. As of each measurement date subsequent to the initial adoption, the 5-year average loss rate will be based on the most recent 20 quarters. Historical loss rates are further adjusted by factors related to current conditions and forecasts of future economic conditions.

Current Conditions

The Company identified three metrics that it believes provide the most relevant reflection of the current risks inherent in the Company’s franchisee-based restaurant business, as follows: (1) delinquency status, (2) system-wide same-restaurant sales, and (3) four-wall EBITDA profitability. For each metric, restaurant-level data was aggregated at the franchisee level. Each metric was weighted equally at one-third for each individual franchisee, unless certain data is missing or not available as of the quarterly assessment date. On occasion, new restaurant openings, closures/ reassignments, or franchisee failure to submit requested information, can lead to unavailable or missing data. In these cases, the remaining one or two metrics that are available are weighted at 100% or equally at 50% each, respectively.

A separate scale or data range was established for each of the three metrics to gauge each franchisee’s score relative to a pre-determined set of performance expectations. The distribution spread for each metric is static and will not change from one period to the next. The distribution spreads do not reflect the system average; rather, the distribution ranges were determined based on performance levels that the Company believes characterize relative franchisee health.

Based on the range of historical loss rate percentages derived for the various asset categories, the Company has determined that the total adjustment factor to be allocated to the current conditions component of its CECL methodology will be a maximum of 25 basis points (0.25%) for the three months ended March 31, 2020.

During the second half of March 2020, the COVID-19 pandemic resulted in government-mandated restaurant closures in many areas both domestically and internationally. The restaurants that remained open were limited to off-premise sales channels (i.e. delivery and to-go) as dine-in operations were shuttered until further notice. As a result of these developments, system-wide sales decreased significantly. The initial current conditions adjustment factor was increased to account for the potential impact.

Reasonable and Supportable Forecasts

The third component in the CECL methodology involves consideration of macroeconomic conditions that can impact the estimate of expected credit losses in the future. The Company did not develop an internal methodology in this regard, rather, the Company utilizes existing, publicly accessible sources of economic data. The Company determined that forecasts of overall unemployment rate as well as consumer spending based on the personal consumption expenditure (PCE) index are two key macroeconomic factors that provide a meaningful outlook of expected consumer behaviors that impact the restaurant industry as well as franchisees' financial performance.

With respect to the unemployment rate, the Company analyzed annual historical data from the U.S. Bureau of Labor Statistics for the past 15 years to get a full view of the range of unemployment rates over a full economic cycle. With respect to consumer spending, the Company analyzed monthly historical data related to personal consumption expenditure (PCE) for the past ten years from 2010 to 2019 from the United States Bureau of Economic Analysis (BEA). The PCE measure is the

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

5. Current Expected Credit Losses (Continued)

component statistic for consumption in gross domestic product collected by the BEA and is essentially a measure of goods and services targeted towards individuals and consumed by individuals.

Reversion to History

CECL requires a lifetime of losses calculated from the time of origination and are updated in each reported quarter for the losses expected over the remaining life of each asset, conditional on historical information, current conditions, and reasonable and supportable forecasts. Absent a reasonable forecast over the full lifetime of a financial asset, entities must forecast their losses over the time frame covered by reasonable and supportable forecasts. After that time period, entities must estimate future losses based on a reversion to unadjusted historical information. The Company has determined that reversion to history was not required since the remaining average lives of the Company’s financial assets are not exceedingly lengthy.

The Company considers its portfolio segments to be the following:

Accounts Receivable (Franchise-Related)

Most of the Company’s short-term receivables due from franchisees are derived from royalty and advertising fees. In addition to royalties and advertising fees, the Company also bills certain IHOP franchisees for franchise notes, equipment notes, and rent payments. Accounts receivable balances also include billings for help desk support services provided to Applebee's and IHOP franchises by the Company’s information technology personnel. As of March 31, 2020, and December 31, 2019, total accounts receivable amounted to $54.0 million and $61.5 million, respectively, predominantly from the Company’s domestic franchise operations, and to a much lesser extent, from restaurant locations outside the United States. The 5-year average historical loss rates related to accounts receivable balances were 0.19% for domestic IHOP franchisees and 1.27% for domestic Applebee's franchisees as of March 31, 2020. For international accounts receivable, 5-year average historical loss rates were 1.0% and 0.32% for IHOP and Applebee's, respectively, as of March 31, 2020.

Notes Receivable

Notes receivable balances primarily relate to the conversion of certain Applebee's franchisee accounts receivable to notes receivable, and to a lesser degree, cash loans to franchisees for working capital purposes, a note receivable in connection with the sale of IHOP company restaurants in June 2017, and IHOP franchise fee and other notes. The notes are typically collateralized by the franchise. Notes receivable totaled $29.8 million and $29.0 million as of March 31, 2020, and December 31, 2019, respectively. Due to the riskier nature of Applebee's notes that were converted from previously delinquent franchisee accounts receivable balances, a significant portion of these notes have specific reserves recorded against them amounting to $10.4 million as of March 31, 2020. The other notes receivable balances are lower risk in nature, with IHOP notes receivable experiencing no historical losses over the past five years.

Direct Financing Leases Receivable

Direct financing lease receivables relate to IHOP franchise development activity prior to 2003 when IHOP typically leased or purchased the restaurant site, built and equipped the restaurant, then franchised the restaurant to a franchisee. IHOP provided the financing for leasing or subleasing the site. As of March 31, 2020 and December 31, 2019, the Company’s direct financing lease receivables totaled $31.3 million and $34.0 million, respectively. Direct financing leases at March 31, 2020, comprised 121 leases with a weighted average remaining life of 3.6 years, relate to locations that IHOP is leasing from third parties and subleasing to franchisees. The inherent risk in this portfolio is fairly low based on the 5-year average historical loss rate.

Equipment Leases Receivable

Equipment leases receivable also relate to IHOP franchise development activity prior to 2003. Equipment lease contracts are collateralized by the equipment in the restaurant. The estimated fair value of the equipment collateralizing these lease contracts are not deemed to be significant given the very seasoned and mature nature of this portfolio. As of March 31, 2020 and December 31, 2019, the Company’s equipment leases receivable totaled $54.2 million and $56.3 million, respectively. The fair values of equipment leases are not deemed to be significant given that this portfolio is very seasoned and at the tail end of its collective useful life. The weighted average remaining life of the Company’s equipment leases is 6.0 years as of March 29, 2020. The inherent risk in this portfolio is fairly low based on the 5-year average historical loss rate.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

5. Current Expected Credit Losses (Continued)

Distributor Receivables

Receivables due from distributors are related to the sale of IHOP’s proprietary pancake and waffle dry mix to franchisees through the Company’s network of suppliers and distributors. Receivables due from IHOP dry mix suppliers and distributors amounted to $3.0 million and $5.3 million, respectively as of March 31, 2020 and December 31, 2019. The inherent risk in this portfolio is fairly low based on the 5-year average historical loss rate.

Gift Card Receivables

Gift card receivables consist primarily of amounts due from third-party vendors. Receivables related to gift card sales are subject to seasonality and usually peak around year end as a result of the December holiday season. The Company’s gift card receivables amounted to $2.9 million and $46.6 million as of March 31, 2020 and December 31, 2019, respectively. The quick settlement periods and low risk nature of these assets have resulted in virtually no historical losses over the 5-year loss horizon.

Changes in the allowance for credit losses during the three months ended March 31, 2020 were as follows:

	Accounts Receivable	Notes receivable, short-term	Notes receivable, long-term	Lease Receivables	Equipment Notes	Other (1)	Total
	(In thousands)
Balance, December 31, 2019	$0.7	$2.4	$8.2	$—	$—	$—	$11.3
Increase due to CECL adoption	0.3	0.0	0.1	0.1	0.1	0.1	0.7
Bad debt expense for the three months ended March 31, 2020	0.1	0.2	(0.0)	0.1	0.1	0.0	0.5
Advertising provision adjustment	1.1	0.1	(0.2)	—	—	—	1.0
Write-offs	(0.0)	(0.1)	—	—	—	—	(0.1)
Recoveries	—	—	—	0.0	—	—	0.0
Balance, March 31, 2020	$2.2	$2.6	$8.1	$0.2	$0.2	$0.1	$13.4

(1) Primarily distributor receivables, gift card receivables and credit card receivables

The Company's primary credit quality indicator for all portfolio segments is delinquency. The delinquency status of receivables (other than accounts receivable) at March 31, 2020 was as follows:

	Notes receivable, short-term	Notes receivable, long-term	Lease Receivables	Equipment Notes	Other (1)	Total
	(In millions)
Current	$4.3	$4.9	$31.0	$53.5	$0.4	$94.1
30-59 days	0.1	—	0.2	0.1	—	0.4
60-89 days	0.1	—	0.0	0.1	—	0.2
90-119 days	—	—	0.0	0.0	—	—
120+ days	1.0	19.3	—	0.5	—	20.8
Total	$5.5	$24.2	$31.2	$54.2	$0.4	$115.5

(1) Primarily distributor receivables, gift card receivables and credit card receivables

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

5. Current Expected Credit Losses (Continued)

The year of origination of the Company's financing receivables is as follows:

	Notes receivable, short and long-term	Lease Receivables	Equipment Notes	Total
	(In millions)
2020	$1.6	$—	$—	$1.6
2019	7.7	0.9	—	8.6
2018	13.7	—	—	13.7
2017	6.6	—	—	6.6
2016	—	1.4	—	1.4
Prior	0.2	29.0	54.2	83.4
Total	$29.8	$31.3	$54.2	$115.3

The Company does not place its financing receivables in non-accrual status.

6. Lease Disclosures

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

The Company's existing leases/subleases related to IHOP restaurants generally provided for an initial term of 20 to 25 years, with most having one or more five-year renewal options. Leases related to Applebee's restaurants generally have an initial term of 10 to 20 years, with renewal terms of five to 20 years. Option periods were not included in determining liabilities and right-of-use assets related to operating leases. Approximately 160 of the Company's leases contain provisions requiring additional rent payments to the Company (as lessor) based on a percentage of restaurant sales. Approximately 250 of the Company's leases contain provisions requiring additional rent payments by the Company (as lessee) based on a percentage of restaurant sales.

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

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

6. Lease Disclosures (Continued)

The Company's lease cost for the three months ended March 31, 2020 and 2019 was as follows:

	Three Months Ended
	March 31,
	2020	2019
	(In millions)
Finance lease cost:
Amortization of right-of-use assets	$1.3	$1.3
Interest on lease liabilities	1.7	2.1
Operating lease cost	26.5	26.4
Variable lease cost	0.4	0.7
Short-term lease cost	0.0	0.0
Sublease income	(26.6)	(28.1)
Lease cost	$3.3	$2.4

Future minimum lease payments under noncancelable leases as lessee as of March 31, 2020 were as follows:

	Finance Leases	Operating Leases
	(In millions)
2020 (remaining nine months)	$15.1	$75.5
2021	16.4	83.4
2022	14.7	75.9
2023	11.6	63.0
2024	9.4	57.6
Thereafter	55.7	177.6
Total minimum lease payments	122.8	532.9
Less: interest/imputed interest	(35.6)	(105.2)
Total obligations	87.2	427.7
Less: current portion	(12.7)	(72.5)
Long-term lease obligations	$74.5	$355.2

The weighted average remaining lease term as of March 31, 2020 was 8.6 years for finance leases and 7.6 years for operating leases. The weighted average discount rate as of March 31, 2020 was 10.4% for finance leases and 5.7% for operating leases.

During the three months ended March 31, 2020 and 2019, the Company made the following cash payments for leases:

	Three months ended March 31,
	2020	2019
	(In millions)
Principal payments on finance lease obligations	$3.0	$3.5
Interest payments on finance lease obligations	$1.7	$2.0
Payments on operating leases	$23.4	$22.9
Variable lease payments	$0.1	$0.9

The Company's income from operating leases for the three months ended March 31, 2020 and 2019 was as follows:

	Three months ended March 31,
	2020	2019
	(In millions)
Minimum lease payments	$25.4	$25.7
Variable lease income	2.4	3.2
Total operating lease income	$27.8	$28.9

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

6. Lease Disclosures (Continued)

Minimum payments to be received as lessor under noncancelable operating leases as of March 31, 2020 were as follows:

(In millions)
2020 (remaining nine months)	$81.9
2021	103.1
2022	100.2
2023	95.9
2024	87.0
Thereafter	216.8
Total minimum rents receivable	$684.7

The Company's income from direct financing leases for the three months ended March 31, 2020 and 2019 was as follows:

	Three months ended March 31,
	2020	2019
	(In millions)
Interest income	$1.0	$1.4
Variable lease income	0.2	0.4
Total operating lease income	$1.2	$1.8

Minimum payments to be received as lessor under noncancelable direct financing leases as of March 31, 2020 were as follows:

(In millions)
2020 (remaining nine months)	$10.8
2021	11.5
2022	8.2
2023	3.6
2024	1.3
Thereafter	2.4
Total minimum rents receivable	37.9
Less: unearned income	(6.7)
Total net investment in direct financing leases	31.3
Less: current portion	(10.8)
Long-term investment in direct financing leases	$20.5

7. Long-Term Debt

At March 31, 2020 and December 31, 2019, long-term debt consisted of the following:

	March 31, 2020	December 31, 2019
	(In millions)
Series 2019-1 4.194% Fixed Rate Senior Secured Notes, Class A-2-I	$700.0	$700.0
Series 2019-1 4.723% Fixed Rate Senior Secured Notes, Class A-2-II	600.0	600.0
Series 2019-1 Variable Funding Senior Notes Class A-1, variable interest rate of 3.39% at March 31, 2020	220.0	—
Debt issuance costs	(13.8)	(11.8)
Long-term debt, net of debt issuance costs	1,506.2	1,288.2
Current portion of long-term debt	—	—
Long-term debt	$1,506.2	$1,288.2

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

The Co-Issuers also replaced their existing revolving financing facility, the 2018-1 Variable Funding Senior Notes, Class A-1 (“2018-1 Class A-1 Notes”), with a new revolving financing facility, the 2019-1 Variable Funding Senior Notes, Class A-1 (the “Revolver”), on substantially the same terms as the 2018-1 Class A-1 Notes in order to conform the term of the Revolver to the anticipated repayment dates for the 2019 Class A-2 Notes. The Revolver allows for drawings up to $225 million of variable funding notes and the issuance of letters of credit. The Revolver and the 2019 Class A-2 Notes are referred to collectively herein as the “New Notes.” The New Notes were issued in a securitization transaction pursuant to which substantially all the domestic revenue-generating assets and domestic intellectual property held by the Co-Issuers and certain other special-purpose, wholly-owned indirect subsidiaries of the Company (the “Guarantors”) were pledged as collateral to secure the New Notes.

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

While the 2019 Class A-2 Notes are outstanding, payment of principal and interest is required to be made on the 2019 Class A-2 Notes on a quarterly basis. The quarterly principal payment of $3.25 million on the 2019 Class A-2 Notes may be suspended when the leverage ratio for the Company and its subsidiaries is less than or equal to 5.25x. In general, the leverage ratio is our indebtedness (as defined in the Indenture) divided by adjusted EBITDA (as defined in the Indenture) for the four preceding quarterly periods. The complete definitions of all calculation elements of the leverage ratio are contained in the Base Indenture, dated as of September 30, 2014, amended and restated as of June 5, 2019.

As of March 31, 2020, the Company's leverage ratio was 4.79x; accordingly, no principal payment on the 2019 Class A-2 Notes will be required during the second quarter of 2020. Exceeding the leverage ratio of 5.25x does not violate any covenant related to the New Notes.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7. Long-Term Debt (Continued)

The Company may voluntarily repay the 2019 Class A-2 Notes at any time, however, if the Company repays the New Notes prior to certain dates it would be required to pay make-whole or call redemption premiums. As of March 31, 2020, the make-whole premium associated with voluntary prepayment of the Class A-2-I Notes was approximately $32 million; this amount declines progressively each quarter to zero in June 2022. As of March 31, 2020, the make-whole premium associated with voluntary prepayment of the Class A-2-II Notes was approximately $88 million; this amount declines progressively each quarter to zero in June 2024. In lieu of the applicable make-whole premiums above, a call redemption premium will be payable upon any redemption or refinancing in full of the New Notes at any time on or after the quarterly payment date in June 2022 and on or prior to the quarterly payment date in June 2023.  The call redemption premium is the lesser of 101% times the outstanding principal amount of the Class A-2-II Notes, less the outstanding principal amount of the Class A-2-II, at the time of redemption or refinancing and the applicable make-whole premium otherwise payable on the Class A-2-II Notes.

The Company would also be subject to a make-whole premium in the event of a mandatory prepayment required following a Rapid Amortization Event or certain asset dispositions. The mandatory make-whole premium requirements are considered derivatives embedded in the New Notes that must be bifurcated for separate valuation. The Company estimated the fair value of these derivatives to be immaterial as of March 31, 2020, based on the probability-weighted discounted cash flows associated with either event.

2019 Class A-1 Notes

The Co-Issuers also entered into the Revolver that allows for drawings up to $225 million of variable funding notes and the issuance of letters of credit. The 2019 Class A-1 Notes were issued under the Indenture. Drawings and certain additional terms related to the Revolver are governed by the 2019 Class A-1 Note Purchase Agreement, dated June 5, 2019, among the Co-Issuers, certain special-purpose, wholly-owned indirect subsidiaries of the Company, each as a Guarantor, the Company, as manager, certain conduit investors, financial institutions and funding agents, and Barclays Bank PLC, as provider of letters credit, swingline lender and administrative agent (the “Purchase Agreement”).

The Revolver is governed, in part, by the Purchase Agreement and by certain generally applicable terms contained in the Indenture. The applicable interest rate under the Revolver depends on the type of borrowing by the Co-Issuers. The applicable interest rate for advances is generally calculated at a per annum rate equal to the commercial paper funding rate or one-, two-, three- or six-month Eurodollar Funding Rate, in either case, plus 2.15%. The applicable interest rate for swingline advances and unreimbursed draws on outstanding letters of credit is a per annum base rate equal to the sum of (a) 1.15% plus (b) the greatest of (i) the Prime Rate in effect from time to time, (ii) the Federal Funds Rate in effect from time to time plus 0.50% and (iii) the one-month Eurodollar Funding Rate plus 1.00%. There is no upfront fee for the Revolver. There is a fee of 50 basis points on any unused portion of the revolving financing facility. Undrawn face amounts of outstanding letters of credit that are not cash collateralized accrue a fee of 2.15% per annum.

During the three months ended March 31, 2020, the Company borrowed $220.0 million against the Revolver, all of which was outstanding at March 31, 2020. At March 31, 2020, $2.8 million was pledged against the Revolver for outstanding letters of credit, leaving $2.2 million available for borrowing. The letters of credit are used primarily to satisfy insurance-related collateral requirements. The maximum amount of the Revolver outstanding during the three months ended March 31, 2020 was $220.0 million and the weighted average interest rate for the period outstanding was 3.39%. It is anticipated that any principal and interest on the Revolver will be repaid in full on or prior to the quarterly payment date in June 2024, subject to two additional one-year extensions at the option of the Company upon the satisfaction of certain conditions.

Covenants and Restrictions

The New Notes are subject to a series of covenants and restrictions customary for transactions of this type, including: (i) that the Co-Issuers maintain specified reserve accounts to be used to make required payments in respect of the New Notes, (ii) provisions relating to optional and mandatory prepayments, and the related payment of specified amounts, including specified call redemption premiums in the case of Class A-2 Notes under certain circumstances; (iii) certain indemnification payments in the event, among other things, the transfers of the assets pledged as collateral for the New Notes are in stated ways defective or ineffective and (iv) covenants relating to recordkeeping, access to information and similar matters. The New Notes are subject to customary rapid amortization events provided for in the Indenture, including events tied to failure of the Securitization Entities (as defined in the Indenture) to maintain the stated debt service coverage ratio (“DSCR”), the sum of domestic retail sales for all restaurants being below certain levels on certain measurement dates, certain manager termination events, certain events of default and the failure to repay or refinance the Class A-2 Notes on the anticipated repayment dates. The New Notes

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7. Long-Term Debt (Continued)

are also subject to certain customary events of default, including events relating to non-payment of required interest, principal or other amounts due on or with respect to the New Notes, failure of the Securitization Entities to maintain the stated DSCR, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties and certain judgments.

In general, the DSCR ratio is Net Cash Flow (as defined in the Indenture) for the four quarters preceding the calculation date divided by the total debt service payments (as defined in the Indenture) of the preceding four quarters. The complete definitions of the DSCR and all calculation elements are contained in the Indenture. Failure to maintain a prescribed DSCR can trigger a Cash Flow Sweeping Event, A Rapid Amortization Event, a Manager Termination Event or a Default Event as described below. In a Cash Flow Sweeping Event, the Trustee is required to retain 50% of excess Cash Flow (as defined in the Indenture) in a restricted account. In a Rapid Amortization Event, all excess Cash Flow is retained and used to retire principal amounts of debt. In a Manager Termination Event, the Company may be replaced as manager of the assets securitized under the Indenture. In a Default Event, the outstanding principal amount and any accrued but unpaid interest can be called to become immediately due and payable. Key DSCRs are as follows:

•DSCR less than 1.75x - Cash Flow Sweeping Event
•DSCR less than 1.20x - Rapid Amortization Event
•Interest-only DSCR less than 1.20x - Manager Termination Event
•Interest-only DSCR less than 1.10x - Default Event

The Company's DSCR for the reporting period ended March 31, 2020 was 3.93x.

Debt Issuance Costs

The Company incurred costs of approximately $12.9 million in connection with the issuance of the 2019 Class A-2 Notes. These debt issuance costs are being amortized using the effective interest method over the estimated life of each tranche of the 2019 Class A-2 Notes. Amortization costs of $0.5 million were included in interest expense for the three months ended March 31, 2020.

The Company incurred costs of approximately $0.2 million in connection with the replacement of the 2018-1 Class A-1 Notes with the Revolver. These debt issuance costs have been added to the remaining unamortized costs of approximately $2.8 million related to the 2018-1 Class A-1 Notes, the total of which costs is being amortized using the effective interest method over the estimated five-year life of the Revolver. Amortization costs of $0.2 million were included in interest expense for the three months ended March 31, 2020.

At March 31, 2020, total unamortized debt issuance costs of $13.8 million are reported as a direct reduction of the Revolver and 2019 Class A-2 Notes in the Consolidated Balance Sheets. That amount includes $2.6 million of costs related to the Revolver that were classified as other long-term assets as of December 31, 2019 because there had been no borrowing against the Revolver since it was established.

For additional information on the 2019 Class A-2 Notes and the Revolver, refer to Note 8 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7. Long-Term Debt (Continued)

Maturities of Long-term Debt
Face-value maturities of long-term debt for each of the next five years, assuming the Company's leverage ratio remains less than 5.25x, are as follows:

(In millions)
2020 (remaining nine months)	$—
2021	—
2022	—
2023	—
2024	920.0
Thereafter	600.0
Total	$1,520.0

8. Stockholders' Deficit

Dividends

During the three months ended March 31, 2020, the Company paid dividends on common stock of $11.5 million, representing a cash dividend of $0.69 per share declared in the fourth quarter of 2019, paid on January 10, 2020 to stockholders of record at the close of business on December 20, 2019. On February 20, 2020, the Company's Board of Directors declared a first quarter 2020 cash dividend of $0.76 per share of common stock. This dividend was paid on April 3, 2020 to stockholders of record at the close of business on March 20, 2020. Dividends payable at March 31, 2020 were $12.7 million.

Dividends declared and paid per share for the three months ended March 31, 2020 and 2019 were as follows:

	Three months ended March 31,
	2020	2019
Dividends declared per common share	$0.76	$0.69
Dividends paid per common share	$0.69	$0.63

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

A summary of shares repurchased under the 2019 Repurchase Program, during three months ended March 31, 2020 and cumulatively, is as follows:

	Shares	Cost of shares
		(In millions)
Repurchased during the three months ended March 31, 2020	459,899	$26.5
Cumulative (life-of-program) repurchases	1,697,597	$129.8
Remaining dollar value of shares that may be repurchased	n/a	$70.2

Treasury Stock

Repurchases of the Company's common stock are included in treasury stock at the cost of shares repurchased plus any transaction costs. Treasury stock may be re-issued when stock options are exercised, when restricted stock awards are granted and when restricted stock units settle in stock upon vesting. The cost of treasury stock re-issued is determined using the first-in, first-out (“FIFO”) method. During the three months ended March 31, 2020, the Company re-issued 367,200 shares of treasury stock at a total FIFO cost of $16.6 million.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

9. Income Taxes

As a result of the growing global impact from the COVID-19 pandemic, estimating a reliable annual effective tax rate for the year was not possible due to changes in estimated forecast having a significant impact on the annual effective tax rate. Since forecasting an annual effective tax rate under these circumstances would not provide a meaningful estimate, the Company believes that the actual year-to-date effective tax rate is the best estimate of the annual tax rate in accordance with U.S. GAAP. The Company’s income tax provision has been calculated utilizing its actual effective tax rate based on the actual year-to-date results for the three-month period ended March 31, 2020.

The Company's effective tax rate was 23.2% for the three months ended March 31, 2020 as compared to 23.1% for the three months ended March 31, 2019.

The total gross unrecognized tax benefit as of March 31, 2020 and December 31, 2019 was $7.7 million and $7.6 million, respectively, excluding interest, penalties and related tax benefits. The Company estimates the unrecognized tax benefit as of March 31, 2020 may decrease over the upcoming 12 months by an amount up to $1.5 million related to settlements with taxing authorities, statutes of limitations expirations and method changes. For the remaining liability, due to the uncertainties related to these tax matters, the Company is unable to make a reasonable estimate as to when cash settlement with a taxing authority will occur.

As of March 31, 2020, accrued interest was $2.7 million and accrued penalties were less than $0.1 million, excluding any related income tax benefits. As of December 31, 2019, accrued interest was $2.5 million and accrued penalties were less than $0.1 million, excluding any related income tax benefits. The Company recognizes interest accrued related to unrecognized tax benefits and penalties as a component of its income tax provision recognized in its Consolidated Statements of Comprehensive Income.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted. The Company continues to evaluate the impact of the CARES Act and takes into consideration the impact it may have on its overall tax provision.

10. Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense included in general and administrative expenses in the Consolidated Statements of Comprehensive Income:

	Three months ended March 31,
	2020	2019
	(In millions)
Total stock-based compensation expense:
Equity classified awards expense	$4.1	$4.1
Liability classified awards (credit) expense	(0.6)	1.0
Total pre-tax stock-based compensation expense	3.5	5.1
Book income tax benefit	(0.9)	(1.3)
Total stock-based compensation expense, net of tax	$2.6	$3.8

As of March 31, 2020, total unrecognized compensation expense of $19.4 million related to restricted stock and restricted stock units and $4.7 million related to stock options are expected to be recognized over a weighted average period of 1.4 years for restricted stock and restricted stock units and 1.6 years for stock options.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

10. Stock-Based Compensation (Continued)

Fair Value Assumptions

The Company granted 167,969 stock options during the three months ended March 31, 2020 for which the fair value was estimated using a Black-Scholes option pricing model. The following summarizes the assumptions used in the Black-Scholes model:

Risk-free interest rate	1.2%
Weighted average historical volatility	30.5%
Dividend yield	3.5%
Expected years until exercise	4.6
Weighted average fair value of options granted	$17.53

Equity Classified Awards - Stock Options

Stock option balances at March 31, 2020, and activity for the three months ended March 31, 2020 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Millions)
Outstanding at December 31, 2019	1,217,438	$66.43
Granted	167,969	87.17
Exercised	(270,024)	76.01
Expired	(46,306)	113.72
Forfeited	(7,139)	82.58
Outstanding at March 31, 2020	1,061,938	65.10	7.6	$0.0
Vested at March 31, 2020 and Expected to Vest	986,611	64.96	7.5	$0.0
Exercisable at March 31, 2020	418,654	$70.54	6.5	$0.0

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price of the Company’s common stock on the last trading day of the first quarter of 2020 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2020. The aggregate intrinsic value will change based on the fair market value of the Company’s common stock and the number of in-the-money options.

Equity Classified Awards - Restricted Stock and Restricted Stock Units

Outstanding balances as of March 31, 2020, and activity related to restricted stock and restricted stock units for the three months ended March 31, 2020 were as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value	Stock-Settled Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2019	224,515	$70.52	357,807	$30.35
Granted	97,176	83.57	15,112	87.17
Released	(66,826)	56.02	(30,032)	64.76
Forfeited	(12,039)	80.87	—	—
Outstanding at March 31, 2020	242,826	$79.87	342,887	$29.11

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

10. Stock-Based Compensation (Continued)

Liability Classified Awards - Cash-settled Restricted Stock Units

The Company has granted cash-settled restricted stock units to certain employees. These instruments are recorded as liabilities at fair value as of the respective period end.

	Cash-Settled Restricted Stock Units	Weighted Average Fair Value
Outstanding at December 31, 2019	63,852	$85.63
Granted	517	85.41
Forfeited	(7,597)	86.53
Outstanding at March 31, 2020	56,772	$34.51

For the three months ended March 31, 2020 and 2019, a credit of $1.3 million and an expense of $0.6 million, respectively, was included as stock-based compensation expense related to cash-settled restricted stock units.

Liability Classified Awards - Long-Term Incentive Awards
The Company has granted cash long-term incentive awards (“LTIP awards”) to certain employees. Annual LTIP awards vest over a three-year period and are determined using multipliers from 0% to 200% of the target award based on (i) the total stockholder return of Dine Brands Global common stock compared to the total stockholder returns of a peer group of companies and (ii) the percentage increase in the Company's adjusted earnings per share (as defined in the applicable award agreement). The awards are considered stock-based compensation and are classified as liabilities measured at fair value as of the respective period end. For the three months ended March 31, 2020 and 2019, $0.8 million and $0.4 million, respectively, were included in total stock-based compensation expense related to LTIP awards. At March 31, 2020 and December 31, 2019, liabilities of $2.1 million and $2.9 million, respectively, related to LTIP awards were included as part of accrued employee compensation and benefits in the Consolidated Balance Sheets.

11. Segments

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

As of March 31, 2020, the franchise operations segment consisted of (i) 1,706 restaurants operated by Applebee’s franchisees in the United States, two U.S. territories and 11 countries outside the United States and (ii) 1,840 restaurants operated by IHOP franchisees and area licensees in the United States, two U.S. territories and 13 countries outside the United States. Franchise operations revenue consists primarily of franchise royalty revenues, franchise advertising revenue, sales of proprietary products to franchisees (primarily pancake and waffle dry mixes for the IHOP restaurants), and franchise fees.  Franchise operations expenses include advertising expenses, the cost of IHOP proprietary products, bad debt expense, franchisor contributions to marketing funds, pre-opening training expenses and other franchise-related costs.

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

Dine Brand Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

11. Segments (Continued)

Information on segments is as follows:

	Three months ended March 31,
	2020	2019
	(In millions)
Revenues from external customers:
Franchise operations	$145.1	$168.9
Rental operations	29.0	30.7
Company restaurants	31.3	35.8
Financing operations	1.5	1.8
Total	$206.9	$237.2

Interest expense:
Rental operations	$1.6	$2.5
Company restaurants	0.5	0.5
Corporate	15.2	15.4
Total	$17.3	$18.4

Depreciation and amortization:
Franchise operations	$2.6	$2.6
Rental operations	3.1	$3.5
Company restaurants	1.6	1.3
Corporate	3.3	2.8
Total	$10.6	$10.2

Gross profit, by segment:
Franchise operations	$75.6	$88.6
Rental operations	6.5	8.1
Company restaurants	1.0	4.2
Financing operations	1.3	1.7
Total gross profit	84.4	102.6
Corporate and unallocated expenses, net	(55.3)	(61.5)
Income before income tax provision	$29.1	$41.1

12. Net Income per Share

The computation of the Company's basic and diluted net income per share is as follows:

	Three months ended March 31,
	2020	2019
	(In thousands, except per share data)
Numerator for basic and diluted income per common share:
Net income	$22,328	$31,643
Less: Net income allocated to unvested participating restricted stock	(748)	(1,111)
Net income available to common stockholders - basic	21,580	30,532
Effect of unvested participating restricted stock in two-class calculation	4	12
Net income available to common stockholders - diluted	$21,584	$30,544
Denominator:
Weighted average outstanding shares of common stock - basic	16,263	17,343
Dilutive effect of stock options	207	347
Weighted average outstanding shares of common stock - diluted	16,470	17,690
Net income per common share:
Basic	$1.33	$1.76
Diluted	$1.31	$1.73

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

The fair values of the Company's 2019 Class A-2 Notes at March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020	December 31, 2019
	(In millions)
Face Value of Class A-2 Notes	$1,300.0	$1,300.0
Fair Value of Class A-2 Notes	$1,297.9	$1,326.3

 The fair values were determined based on Level 2 inputs, including information gathered from brokers who trade in the Company’s 2019 Class A-2 Notes, as well as information on notes that are similar to those of the Company. Between March 17 and March 19, 2020, the Company borrowed a total of $220 million of the available amount under the Revolver. Given the short time between the dates of the borrowing and the Company's fiscal quarter end, the Company believes the face value of the Class A-1 Notes is a reasonable approximation of the fair value.

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

Lease Guarantees

In connection with the sale of Applebee’s restaurants to franchisees, the Company has, in certain cases, guaranteed or has potential continuing liability for lease payments totaling $253.2 million as of March 31, 2020. This amount represents the maximum potential liability for future payments under these leases. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from 2020 through 2048. Excluding unexercised option periods, the Company's potential liability for future payments under these leases is $38.1 million. In the event of default, the indemnity and default clauses in the sale or assignment agreements govern the Company's ability to pursue and recover damages incurred.

15. Restricted Cash

Current restricted cash of $34.2 million at March 31, 2020 primarily consisted of $31.6 million of funds required to be held in trust in connection with the Company's securitized debt and $2.5 million of funds from Applebee's franchisees pursuant to franchise agreements, usage of which was restricted to advertising activities. Current restricted cash of $40.7 million at December 31, 2019 primarily consisted of $38.4 million of funds required to be held in trust in connection with the Company's securitized debt and $2.3 million of funds from Applebee's franchisees pursuant to franchise agreements, usage of which was restricted to advertising activities.

Non-current restricted cash of $16.4 million at March 31, 2020 and $15.7 million at December 31, 2019 represents interest reserves required to be set aside for the duration of the Company's securitized debt.

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

Overview

The following discussion and analysis provides information which we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes thereto and the MD&A contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Except where the context indicates otherwise, the words “we,” “us,” “our,” “Dine Brands Global” and the “Company” refer to Dine Brands Global, Inc., together with its subsidiaries that are consolidated in accordance with United States generally accepted accounting principles (“U.S. GAAP”).

Through various subsidiaries, we own, franchise and operate the Applebee's Neighborhood Grill & Bar® (“Applebee's”) concept in the bar and grill segment within the casual dining category of the restaurant industry and we own and franchise the International House of Pancakes® (“IHOP”) concept in the family dining category of the restaurant industry. References herein to Applebee's® and IHOP® restaurants are to these two restaurant concepts, whether operated by franchisees, area licensees and their sub-licensees (collectively, “area licensees”) or by us. With over 3,600 restaurants combined, the substantial majority of which are franchised, we believe we are one of the largest full-service restaurant companies in the world. The June 17, 2019 issue of Nation's Restaurant News reported IHOP was the largest family dining concept in terms of 2018 United States system-wide sales and Applebee's was the largest casual dining concept in terms of number of restaurants.

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

Significant Recent Developments Regarding COVID-19

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly spreading outbreak of a novel strain of coronavirus, designated “COVID-19.” The pandemic has significantly impacted economic conditions in the United States, where the majority of our restaurants are located, as well as economic conditions globally. We first began to experience impacts from COVID-19 around the middle of March 2020, as international, federal, state and local governments began to react to the public health crisis by encouraging or requiring “social distancing,” instituting shelter-in-place orders, and requiring, in varying degrees, reduced operating hours, restaurant dine-in limitations, capacity limitations or other restrictions that largely limited restaurants to take-out and delivery sales. The long-term impact of COVID-19 on world economies and on our business remains uncertain, the duration and scope of which cannot currently be predicted. Please refer to Part II, Item 1A., “Risk Factors,” of this Quarterly Report on Form 10-Q for further information.

The operating status of domestic IHOP and Applebee's restaurants at March 31, 2020 was as follows:

	Applebee's	IHOP
Restaurants operating without restriction	4	204
Restaurants with limited operations (primarily off-premise sales)	1,402	1,158
Restaurants temporarily closed	251	347
Total	1,657	1,709

As of March 31, 2020, 118 out of 249 international restaurants were open for business; the remaining 131 restaurants were temporarily closed.

Restaurants operating without restriction may only be offering a limited menu. While a few states or municipalities acted earlier, most of the dine-in restrictions were initiated during the week beginning March 16, 2020. Applebee's temporary closures reached 100 on March 22, reached 250 temporary closures during the week ended March 29 and have remained in that approximate range as of April 15, 2020. By March 22, 2020, there were fewer than 100 Applebee's restaurants operating without restriction and none as of April 3, 2020. IHOP temporary closures reached 100 on March 20, 2020 and increased steadily since that time. As of April 15, 2020, there were 375 temporary closures of IHOP restaurants. As of April 15, 2020, 101 out of 249 international units were open for business; the remaining 148 units were temporarily closed.

The operating status of our restaurants is fluid and subject to change. While the significant majority of the temporary closures are related to COVID-19, some are due to normal operating reasons, such as scheduled or unscheduled maintenance. In March 2020, an IHOP franchisee that operated 49 locations indicated its intention to cease operations at certain of its locations. Subsequently, in April 2020, this franchisee initiated an assignment for the benefit of creditors.

As a result of government restrictions on dine-in restaurants, we experienced a substantial decline in customer traffic at our restaurants which, in turn, had a significant unfavorable impact on the Key Financial Results presented below. The situation is rapidly changing and additional impacts on our business may arise that we are not aware of currently. We cannot predict whether, when or the manner in which the conditions surrounding the pandemic will change, including the timing of lifting any closure requirements or operating restrictions on restaurants, customer re-engagement with our brands and the short- and long-term impact on consumer discretionary spending and the United States economy in general. In light of these uncertainties, we have withdrawn our 2020 financial performance guidance issued on February 24, 2020.

We have taken several actions to mitigate the effects of the COVID-19 pandemic on the Company, its operations and its franchisees, as discussed below.

Between March 17 and March 19, 2020, we drew down a total of $220 million from our revolving credit facility. Including approximately $3 million in letters of credit, $223 million of the total $225 million available under our revolving facility has been utilized. The Company has no immediate need for additional liquidity, but in light of current market conditions and uncertainty related to the COVID-19 pandemic, we drew on the revolving facility to maximize our financial flexibility. We have stopped repurchasing our common stock for the foreseeable future and our Board of Directors has decided not to declare a dividend for the second quarter of 2020. We will reevaluate our capital allocation strategy as industry conditions improve and normal restaurant operations resume. We intend to voluntarily increase the interest reserve required to set aside for our securitized debt, currently $16.4 million. Based on our current projected operating cash flow needs, interest and debt repayments, and other expenditures, we believe we have adequate cash for at least the next twelve months to fund our operations and meet all of our financial commitments.

To further maintain financial flexibility, we have reduced discretionary costs, frozen new hiring and suspended the use of independent contractors. In addition, we temporarily furloughed certain team members across various functional groups in our restaurant support centers and company-operated restaurants and also curtailed the hours of substantially all of the hourly restaurant associates at our company-operated restaurants. We will continue to provide medical, dental and vision benefits for furloughed team members, and we are temporarily waiving their obligations to pay a portion of the premiums for these benefits for up to 90 days.

As noted in the table above, a significant majority of our franchised restaurants remain open, primarily for take-out and delivery sales. We believe initiatives we began several years ago to reinvigorate Applebee's Carside-To-Go takeout platform, establish the IHOP 'N' Go takeout platform and enter into delivery agreements with leading national delivery service providers enabled our franchisees to transition more easily into an off-premise-only mode of operation than other restaurants that did not have off-premise capabilities currently in place

To assist franchisees impacted by COVID-19, we have offered financial support by deferring royalty, advertising and other fees, lease payments for up to two months on a case-by-case basis. We have deferred franchisee remodel and development obligations for up to 12 months. We have given our franchisees the flexibility to offer a limited menu and to modify their operating hours in the way they feel can optimize the functionality of their restaurants in light of COVID-19 limitations in place in their individual locations.

Additionally, we have engaged a national real estate firm to assist franchisees and ourselves with landlord discussions regarding rent abatements, deferrals and other modifications to lease agreements. We have withheld our payment of rents due in April on certain IHOP restaurant leases that are part of our rental operations, subject to the ongoing discussions with the respective landlords noted above.

Key Financial Results

The financial tables appearing in Management's Discussion and Analysis present amounts in millions of dollars that are rounded from our consolidated financial statements presented in thousands of dollars. As a result, the tables may not foot or crossfoot due to rounding.

	Three months ended March 31,		Favorable (Unfavorable) Variance
	2020	2019

	(In millions, except per share data)
Income before income taxes	$29.1	$41.1	$(12.1)
Income tax provision	(6.7)	(9.5)	2.8
Net income	$22.3	$31.6	$(9.3)

Effective tax rate	23.2%	23.1%	(0.1)%

Net income per diluted share	$1.31	$1.73	$(0.42)
			% (decrease)
Weighted average diluted shares	16.5	17.7	(6.9)%

The following table highlights the primary components of the 29.3% decrease in our income before income taxes for the three months ended March 31, 2020 compared to our income before income taxes from the same period of 2019:

Favorable (Unfavorable) Variance
(In millions)
Decrease in gross profit:
Applebee's franchise operations	$(6.1)
IHOP franchise operations	(6.9)
Company restaurant operations	(3.2)
Rental/financing operations	(2.0)
Total decrease in gross profit	(18.2)
Decrease in General and Administrative (“G&A”) expenses	5.2
Other income and expense items	0.9
Decrease in income before income taxes	$(12.1)

Gross profit for the three months ended March 31, 2020 decreased compared to the same period of the prior year, primarily due to a significant decrease in customer traffic resulting from the measures undertaken to stem the spread of COVID-19 discussed above.

See “Consolidated Results of Operations - Comparison of the Three Months ended March 31, 2020 and 2019” for additional discussion of the changes presented above.

Our net income per diluted share for three months ended March 31, 2020 decreased $0.40 per share. Our weighted shares outstanding decreased due to shares repurchased pursuant to stock repurchase programs. See “Liquidity and Capital Resources - Stock Repurchases” for details on our stock repurchase programs.

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

Our key performance indicators for the three months ended March 31, 2020 were as follows:

	Three months ended March 31, 2020
	Applebee's	IHOP
Sales percentage decrease	(12.1)%	(14.2)%
% decrease in domestic system-wide same-restaurant sales	(10.6)%	(14.7)%
Net franchise restaurant reduction (1)	(12)	(1)
Net (decrease) increase in total effective restaurants (2)	(65)	8
________________________________________________

(1) Franchise and area license restaurant openings, net of closings, during the three months ended March 31, 2020.
(2) Change in the weighted average number of franchise, area license and company-operated restaurants open during the three months ended March 31, 2020, compared to the weighted average number of those open during the same period of 2019.

The Applebee's sales percentage decrease for the three months ended March 31, 2020 compared to the same periods of 2019 was due to a decrease in domestic same-restaurant sales as a result of the effects of COVID-19 as well as a decrease in total effective restaurants caused by restaurant closures over the past 12 months, the majority of which took place in 2019. The IHOP sales percentage decrease for the three months ended March 31, 2020 was due to a decrease in domestic same-restaurant sales primarily as a result of the effects of COVID-19, partially offset by an increase in total effective restaurants resulting from net restaurant development that took place in 2019.

Domestic Same-Restaurant Sales

Applebee’s system-wide domestic same-restaurant sales decreased 10.6% for the three months ended March 31, 2020 from the same period of the prior year. The decrease primarily was due to a significant decline in customer traffic as a result of the effects of COVID-19 that began to impact our restaurants around the middle of March 2020. Through the week ended March 8, 2020 (the first 10 weeks of our first fiscal quarter of 2020), Applebee's domestic same-restaurant sales increased 3.2%, primarily due to an increase in customer traffic as well as an increase in average customer check. During the weeks ended March 22 and March 29, 2020 (the last two weeks of our fiscal first quarter), by which time the COVID-19 limitations had impacted the majority of our restaurants, Applebee's system-wide domestic same-restaurant sales decreased an average of approximately 78%. As a result, Applebee's same-restaurant sales for the three months ended March 31, 2020 decreased 10.6%.

As of March 31, 2020, 1,406 of our 1,657 domestic franchise restaurants were open, virtually all of which were open only for off-premise sales (take-out and delivery). Off-premise sales comprised 16.3% of sales mix for the three months ended March 31, 2020, as compared to 13.0% of sales mix for the first quarter of 2019.

Based on data from Black Box Intelligence, a restaurant sales reporting firm (“Black Box”), Applebee's decrease in same-restaurant sales was smaller than that of the casual dining segment of the restaurant industry during the three months ended March 31, 2020. During that period, the casual dining segment also experienced a decrease in same-restaurant sales that was due to a significant decline in customer traffic that was partially offset by an increase in average customer check. Applebee's decrease in traffic for the three months ended March 31, 2020 was smaller than that of the casual dining segment.

* Same-restaurant sales data includes area license restaurants beginning in 2019

IHOP’s system-wide domestic same-restaurant sales decreased 14.7% (including area license restaurants) for the three months ended March 31, 2020 from the same period in 2019. The decrease primarily was due to a significant decline in customer traffic as a result of the effects of COVID-19 that began to impact our restaurants around the middle of March 2020. Through the week ending March 8, 2020 (the first 10 weeks of our first fiscal quarter of 2020), IHOP's domestic same-restaurant sales decreased 0.6%, primarily due to a decrease in customer traffic that was partially offset by an increase in average customer check. During the weeks ended March 22 and March 29, 2020 (the last two weeks of our fiscal first quarter), by which time the COVID-19 limitations had impacted the majority of our restaurants, IHOP's system-wide domestic same-restaurant sales decreased an average of approximately 80%. As a result, IHOP's same-restaurant sales for the three months ended March 31, 2020 decreased 14.7%.

As of March 31, 2020, 1,362 of our 1,709 domestic franchise and area license restaurants remain open, of which 1,158 are open only for off-premise sales (take-out and delivery). Off-premise sales comprised 12.8% of sales mix for the three months ended March 31, 2020, as compared to 9.5% of sales mix for the first quarter of 2019.

Based on data from Black Box, the family dining segment of the restaurant industry also experienced a decrease in same-restaurant sales during the three months ended March 31, 2020, compared to the same period of the prior year, that was due to a significant decline in customer traffic, partially offset by an increase in average customer check. The IHOP decrease in same-restaurant sales during the three months ended March 31, 2020 was larger than that of that the family dining segment, as reported by Black Box, because IHOP experienced a larger decrease in customer traffic.

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

	Three months ended March 31,
	2020	2019
Applebee's Restaurant Data	(Unaudited)
Effective Restaurants(a)
Franchise	1,697	1,762
Company	69	69
Total	1,766	1,831
System-wide(b)
Domestic sales percentage change(c)	(12.1)%	(1.4)%
Domestic same-restaurant sales percentage change(d)	(10.6)%	1.8%
Franchise(b)
Domestic sales percentage change(c) (e)	(12.1)%	(4.7)%
Domestic same-restaurant sales percentage change(d)	(10.6)%	1.6%
Average weekly domestic unit sales (in thousands)	$44.6	$49.6

IHOP Restaurant Data
Effective Restaurants(a)
Franchise	1,660	1,657
Area license	161	156
Total	1,821	1,813
System-wide(b)
Sales percentage change(c)	(14.2)%	2.4%
Domestic same-restaurant sales percentage change, including area license restaurants(d)	(14.7)%	1.2%
Franchise(b)
Sales percentage change(c)	(14.3)%	2.3%
Domestic same-restaurant sales percentage change(d)	(14.7)%	1.1%
Average weekly unit sales (in thousands)	$31.7	$37.1
Area License(b)
Sales percentage change(c)	(13.8)%	2.7%

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

	Three months ended March 31,
	2020	2019
Reported sales (in millions)	(Unaudited)

Applebee's domestic franchise restaurant sales	$918.2	$1,044.2
Applebee's company-operated restaurants	31.3	35.7
IHOP franchise restaurant sales	684.8	798.8
IHOP area license restaurant sales	64.0	74.3
Total	$1,698.3	$1,953.0

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
(e)   The Applebee's franchise sales percentage change for the three months ended March 31, 2019 was impacted by the acquisition of 69 franchise restaurants in December 2019 that became reported as company-operated.

Restaurant Development Activity	Three months ended March 31,
	2020	2019
Applebee's	(Unaudited)
Summary - beginning of period:
Franchise	1,718	1,768
Company restaurants	69	69
Beginning of period	1,787	1,837

Total franchise restaurants opened	—	—
Franchise restaurants permanently closed:
Domestic	(8)	(4)
International	(4)	(3)
Total franchise restaurants permanently closed	(12)	(7)
Net franchise restaurant reduction	(12)	(7)

Summary - end of period:
Franchise	1,706	1,761
Company restaurants	69	69
Total Applebee's restaurants, end of period	1,775	1,830
Domestic	1,657	1,689
International	118	141

IHOP
Summary - beginning of period:
Franchise	1,680	1,669
Area license	161	162
Total IHOP restaurants, beginning of period	1,841	1,831

Franchise/area license restaurants opened:
Domestic franchise	6	6
Domestic area license	1	—
International franchise	2	—
Total franchise/area license restaurants opened	9	6
Franchise/area license restaurants permanently closed:
Domestic franchise	(6)	(11)
Domestic area license	(2)	(3)
International franchise	(2)	(1)
Total franchise/area license restaurants permanently closed	(10)	(15)
Net franchise/area license restaurant reduction	(1)	(9)

Summary - end of period:
Franchise	1,680	1,663
Area license	160	159
Total IHOP restaurants, end of period	1,840	1,822
Domestic	1,709	1,697
International	131	125

The closures presented in the table above represent permanent closures of restaurants. Temporary closures, which can occur for a variety of reasons, are not reflected as a reduction in this table and temporarily closed restaurants are included in the summary counts at the beginning and end of each period shown. None of the Applebee's and IHOP permanent closures shown above were related to COVID-19 issues, but were related to typical expirations of franchise agreements, lease terminations or other business considerations. Our franchisees are independent businesses and decisions to close restaurants can be impacted by numerous factors that are outside of our control, including but not limited to, franchisees' agreements with their landlords and lenders. In March 2020, an IHOP franchisee that operated 49 locations indicated its intention to cease operations at certain of its locations. Subsequently, in April 2020, this franchisee initiated an assignment for the benefit of creditors.

For the full year of 2020, we believe our expectations regarding net restaurant development and closures by our Applebee’s franchisees and IHOP franchisees and area licensees could be materially impacted by the growing global impact of COVID-19 and our temporary suspension of franchisee development obligations in response thereto. Given the significant uncertainties related to the COVID-19 pandemic, including the timing of lifting of dine-in operating restrictions on restaurants, customer re-engagement with our brands and the short- and long-term impact on consumer discretionary spending, we have withdrawn our 2020 net restaurant development and closure guidance issued on February 24, 2020.

CONSOLIDATED RESULTS OF OPERATIONS
Comparison of the Three Months ended March 31, 2020 and 2019

Financial Results

Revenue	Three months ended March 31,		Favorable (Unfavorable) Variance
	2020	2019

	(In millions)
Franchise operations	$145.1	$168.9	$(23.8)
Rental operations	29.0	30.7	(1.7)
Company restaurant operations	31.3	35.8	(4.5)
Financing operations	1.5	1.8	(0.3)
Total revenue	$206.9	$237.2	$(30.3)
Change vs. prior period	(12.8)%

Gross Profit	Three months ended March 31,		Favorable (Unfavorable) Variance
	2020	2019

	(In millions)
Franchise operations	$75.6	$88.6	$(13.0)
Rental operations	6.5	8.1	(1.6)
Company restaurant operations	1.0	4.2	(3.2)
Financing operations	1.3	1.7	(0.4)
Total gross profit	$84.4	$102.6	$(18.2)
Change vs. prior period	(17.7)%

Total revenue and gross profit for the three months ended March 31, 2020 decreased compared with the same periods of the prior year, primarily due to a significant decline in customer traffic at our restaurants as a result of the effects of measures put in place by various levels of government to mitigate the spread of the COVID-19 virus and related changes in consumer behavior.

	Three months ended March 31,		Favorable (Unfavorable) Variance
Franchise Operations	2020	2019
	(In millions, except number of restaurants)
Effective Franchise Restaurants:(1)
Applebee’s	1,697	1,762	(65)
IHOP	1,821	1,813	8

Franchise Revenues:
Applebee’s franchise fees	$37.8	$43.3	$(5.5)
IHOP franchise fees	45.5	53.0	(7.5)
Advertising fees	61.8	72.6	(10.8)
Total franchise revenues	145.1	168.9	(23.8)
Franchise Expenses:
Applebee’s	1.2	0.6	(0.6)
IHOP	6.5	7.1	0.6
Advertising expenses	61.8	72.6	(10.8)
Total franchise expenses	69.5	80.3	10.8
Franchise Gross Profit:
Applebee’s	36.6	42.7	(6.1)
IHOP	39.0	45.9	(6.9)
Total franchise gross profit	$75.6	$88.6	$(13.0)
Gross profit as % of revenue (2)	52.1%	52.5%
Gross profit as % of franchise fees (2) (3)	90.7%	92.0%
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

Applebee’s franchise fee revenue for the three months ended March 31, 2020 decreased 12.8% compared to the same period of the prior year. Approximately $4.5 million of the decrease was due to a decrease of 10.6% in domestic franchise same-restaurant sales primarily caused by the adverse impact on customer traffic of COVID-19-related mitigation measures and changes in consumer behavior. Revenue decreased $0.5 million due to fewer effective franchise restaurants in operation during the three months ended March 31, 2020 because of restaurant closures by franchisees, the majority of which took place in 2019.

The increase in Applebee's franchise expenses for the three months ended March 31, 2020 compared with the same period of the prior year was due to an increase in bad debt expense. Bad debt expense for the three months ended March 31, 2020 was $0.3 million as compared to a bad debt recovery credit during the three months ended March 31, 2019.

IHOP franchise fee revenue for the three months ended March 31, 2020 decreased 14.1% compared to the same period of the prior year, primarily due to a decrease of 14.7% in domestic franchise same-restaurant sales primarily caused by the adverse impact on customer traffic of COVID-19-related mitigation measures and changes in consumer behavior, as well as a decrease of $0.5 million in franchise/transfer fees. Partially offsetting these unfavorable items was an increase in revenue of $0.5 million due to restaurant development over the past 12 months. IHOP franchise expenses for the three months ended March 31, 2020 declined from the same period of the prior year primarily due to a decrease in purchase of pancake and waffle dry mix. IHOP bad debt expense for the three months ended March 31, 2020 was $0.2 million.

Gross profit decreased for the three months ended March 31, 2020 compared to the same period of the prior year, primarily due to significant decreases in domestic franchise same-restaurant sales for both Applebee's and IHOP primarily resulting from the adverse impact on customer traffic of COVID-19-related mitigation measures and changes in consumer behavior.

Advertising revenue and expense by brand for the three months ended March 31, 2020 and 2019 were as follows:

	Three months ended March 31,		Increase (decrease)
	2020	2019
	(in millions)
Advertising Revenues and Expenses:
Applebee’s	$36.6	$43.0	$(6.4)
IHOP	25.2	29.6	(4.4)
Total advertising revenues and expenses	61.8	72.6	(10.8)

Applebee's advertising revenue and expense for the three months ended March 31, 2020 decreased 15.1% compared to the same period of the prior year, primarily due to the decrease of 10.6% in domestic franchise same-restaurant sales and a $1.7 million increase in uncollected amounts from franchisees. IHOP's advertising revenue and expense for the three months ended March 31, 2020 decreased 15.0% compared to the same period of the prior year, primarily due to the decrease of 14.7% in domestic franchise same-restaurant sales. It is our accounting policy to recognize any deficiency or recovery of a previously recognized deficiency in advertising fee revenue compared to advertising expenditure in the fourth quarter of our fiscal year.

Rental Operations	Three months ended March 31,		Favorable (Unfavorable) Variance
	2020	2019
	(In millions)
Rental revenues	$29.0	$30.7	$(1.7)
Total rental expenses	22.5	22.6	0.1
Rental operations gross profit	$6.5	$8.1	$(1.6)
Gross profit as % of revenue (1)	22.3%	26.3%
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

Rental segment revenue for the three months ended March 31, 2020 decreased as compared to the same period of the prior year primarily due to a $1.0 million decrease in rental income based on a percentage of franchisees' retail sales and a progressive decline of $0.4 million in interest income as direct financing leases are repaid. Rental segment expenses for the three months ended March 31, 2020 decreased slightly compared to the same period of the prior year as decreases in interest expense as finance lease obligations are repaid and a decrease in depreciation charges was essentially offset by lease renewals and extensions.

Company Restaurant Operations	Three months ended March 31,		Favorable (Unfavorable) Variance
	2020	2019
	(In millions)
Company restaurant sales	$31.3	$35.8	$(4.5)
Company restaurant expenses	30.3	31.6	1.3
Company restaurant gross profit	$1.0	$4.2	$(3.2)
Gross profit as % of revenue (1)	3.1%	11.7%
_____________________________________________________
(1) Percentages calculated on actual amounts, not rounded amounts presented above.

At March 31, 2020, all 69 company-operated restaurants were open, but operations were limited to off-premise sales only. Through the week ending March 8, 2020 (the first 10 weeks of our first fiscal quarter of 2020), same-restaurant sales at our company-operated restaurants increased 0.3%, however, because of COVID-19-related mitigation measures and changes in consumer behavior during the last three weeks of the quarter, same-restaurant sales for the three months ended March 31, 2020 decreased 12.6%. Seven company-operated restaurants were temporarily closed after March 31, 2020. The comparison of gross profit as a percentage of revenue between the three months ended March 31, 2020 and the same period of the prior year was adversely impacted by the COVID-19-related operating constraints in place during the last three weeks of the quarter.

Financing Operations

Financing revenues primarily consist of interest income from the financing of IHOP equipment leases and franchise fees, sales of equipment associated with refranchised IHOP restaurants and interest income on Applebee's notes receivable from franchisees. Financing expenses are the cost of any restaurant equipment sold associated with refranchised IHOP restaurants.

Financing revenue and gross profit for the three months ended March 31, 2020 declined primarily due to decreases in interest income as note balances are repaid.

G&A Expenses	Three months ended March 31,		Favorable (Unfavorable) Variance
	2020	2019
	(In millions)
Total G&A expenses	$37.6	$42.8	$5.2

G&A expenses for the three months ended March 31, 2020 decreased 12.2% compared to the same period of the prior year, primarily due to a $5.6 million decrease in personnel-related costs, primarily costs of equity-based and other incentive compensation, partially offset by increased depreciation on capitalized software projects. Included in total G&A expenses for the three months ended March 31, 2020 were $1.6 million of expenses related to company-operated restaurants, an increase of $0.3 million from the same period of the prior year.

Other Income and Expense Items	Three months ended March 31,		Favorable (Unfavorable) Variance
	2020	2019
	(In millions)
Interest expense, net	$15.2	$15.4	$0.2
Amortization of intangible assets	2.8	2.9	0.1
Closure and impairment	(0.0)	0.2	0.2
(Gain) loss on disposition of assets	(0.2)	0.1	0.3
Total	$17.7	$18.6	$0.9

Interest expense, net

Interest expense, net for the three months ended March 31, 2020 was lower than the same periods of the prior year, primarily due to an increase in interest income partially offset by an increase in interest expense on borrowings under our revolving credit facility. Interest income for the three months ended March 31, 2020 was $0.7 million as compared to $0.2 million for the three months ended March 31, 2019. See “Liquidity and Capital Resources” for discussion of the recent increase in borrowings under the revolving credit facility.

Closure and impairment

There were no individually significant closure and impairment charges during the three months ended March 31, 2020 and 2019.

During the three months ended March 31, 2020, we performed assessments to determine whether events or changes in circumstances have occurred that could indicate a potential impairment to our goodwill and intangible assets (primarily related to our acquisition of Applebee's in 2007), as well as our tangible assets. We evaluated multiple scenarios modeling impacts of COVID-19 on our key performance indicators and our long-term view of future trends in sales, operating expenses, overhead expenses, depreciation, capital expenditures and changes in working capital. We also considered the continuing favorable benefits of the Tax Cuts and Jobs Act of 2017, the strong recovery of the Applebee's brand in 2018 and the Applebee's brand performance during the first quarter of 2020 through the week ended March 8, 2020. We concluded it was not more likely than not that the carrying value of goodwill and intangible assets exceeded fair value as of March 31, 2020.

The COVID-19 outbreak has had a significant impact on the global economy, including but not limited to stock price volatility in general, the volatility of our stock price as well as the stock prices of our competitors, declining sales at our restaurants and the overall challenging environment for the restaurant industry. Given the high degree of uncertainty as to whether, when or the manner in which the conditions surrounding the pandemic will change, including the timing of any lifting of restrictions on restaurant operating hours, dine-in limitations or other restrictions that largely limited restaurants to take-out and delivery sales, customer engagement with our brands, the short- and long-term impact on consumer discretionary spending and overall global economic conditions, it is possible that non-cash impairments could be identified in our goodwill, intangible assets and tangible assets in the future. However, the likelihood or the amount of an impairment charge cannot be reasonably estimated at this time.

Gain/loss on disposition of assets

There were no individually significant gains or losses on disposition of assets during the three months ended March 31, 2020 and 2019.

Income Taxes	Three months ended March 31,		Favorable (Unfavorable) Variance
	2020	2019
	(In millions)
Income tax provision	$6.7	$9.5	$2.8
Effective tax rate	23.2%	23.1%	(0.1)%
Our income tax provision will vary from period to period for two reasons: a change in income before income taxes and a change in the effective tax rate. Changes in our income before income taxes were addressed in the preceding sections of “Consolidated Results of Operations - Comparison of the Three Months Ended March 31, 2020 and 2019.”
Our effective tax rate for the three months ended March 31, 2020 was essentially the same as the rate for the three months ended March 31, 2019. As a result of the growing global impact from the COVID-19 pandemic, estimating a reliable annual effective tax rate for the year was not possible due to changes in estimated forecast having a significant impact on the annual effective tax rate. Since forecasting an annual effective tax rate under these circumstances would not provide a meaningful estimate, the Company believes that the actual year-to-date effective tax rate is the best estimate of the annual tax rate in accordance with U.S. GAAP. The Company’s income tax provision has been calculated utilizing its actual effective tax rate based on the actual year-to-date results for the three-month period ended March 31, 2020.

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

The Co-Issuers also replaced their existing revolving financing facility, the 2018-1 Variable Funding Senior Notes, Class A-1 (“2018-1 Class A-1 Notes”), with a new revolving financing facility, the 2019-1 Variable Funding Senior Notes, Class A-1 (the “Revolver”), on substantially the same terms as the 2018-1 Class A-1 Notes in order to conform the term of the Revolver to the anticipated repayment dates for the 2019 Class A-2 Notes. The Revolver allows for drawings up to $225 million of variable funding notes and the issuance of letters of credit. The Revolver and the 2019 Class A-2 Notes are referred to collectively herein as the “New Notes.” The New Notes were issued in a securitization transaction pursuant to which substantially all the domestic revenue-generating assets and domestic intellectual property held by the Co-Issuers and certain other special-purpose, wholly-owned indirect subsidiaries of the Company (the “Guarantors”) were pledged as collateral to secure the New Notes.

While the 2019 Class A-2 Notes are outstanding, payment of principal and interest is required to be made on the 2019 Class A-2 Notes on a quarterly basis. The quarterly principal payment of $3.25 million on the 2019 Class A-2 Notes may be suspended when the leverage ratio for the Company and its subsidiaries is less than or equal to 5.25x. In general, the leverage ratio is our indebtedness (as defined in the Indenture) divided by adjusted EBITDA (as defined in the Indenture) for the four preceding quarterly periods. The complete definitions of all calculation elements of the leverage ratio are contained in the Base Indenture, dated as of September 30, 2014, amended and restated as of June 5, 2019 (the “Base Indenture”), as supplemented by the related Series 2019-1 Supplement to the Base Indenture, dated June 5, 2019 (the “Series 2019-1 Supplement”), among the Co-Issuers and Citibank, N.A., as the trustee (in such capacity, the “Trustee”) and securities intermediary (the Base Indenture and the Series 2019-1 Supplement, collectively, the “Indenture”).

As of March 31, 2020, the Company's leverage ratio was 4.79x; accordingly, no principal payment on the 2019 Class A-2 Notes will be required during the second quarter of 2020. Exceeding the leverage ratio of 5.25x does not violate any covenant related to the New Notes.

We may voluntarily repay the New Notes at any time; however, if we repay the New Notes prior to certain dates we would be required to pay make-whole premiums. As of March 31, 2020, the make-whole premium associated with voluntary prepayment of the Class A-2-I Notes was approximately $51 million; this amount declines progressively each quarter to zero in June 2022. As of March 31, 2020, the make-whole premium associated with voluntary prepayment of the Class A-2-II Notes was approximately $88 million; this amount declines progressively each quarter to zero in June 2024. We would also be subject to a make-whole premium in the event of a mandatory prepayment required following a Rapid Amortization Event or certain asset dispositions. The mandatory make-whole premium requirements are considered derivatives embedded in the New Notes that must be bifurcated for separate valuation. We estimated the fair value of these derivatives to be immaterial as of March 31, 2020, based on the probability-weighted discounted cash flows associated with either event.
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

In general, the DSCR ratio is Net Cash Flow (as defined in the Indenture) for the four quarters preceding the calculation date divided by the total debt service payments (as defined in the Indenture) of the preceding four quarters. The complete definitions of the DSCR and all calculation elements are contained in the Indenture. Failure to maintain a prescribed DSCR can trigger a Cash Flow Sweeping Event, A Rapid Amortization Event, a Manager Termination Event or a Default Event as described below. In a Cash Flow Sweeping Event, the Trustee is required to retain 50% of excess Cash Flow (as defined in the Indenture) in a restricted account. In a Rapid Amortization Event, all excess Cash Flow is retained and used to retire principal amounts of debt. In a Manager Termination Event, the Company may be replaced as manager of the assets securitized under the Indenture. In a Default Event, the outstanding principal amount and any accrued but unpaid interest can be called to become immediately due and payable. Key DSCRs are as follows:

•DSCR less than 1.75x - Cash Flow Sweeping Event
•DSCR less than 1.20x - Rapid Amortization Event
•Interest-only DSCR less than 1.20x - Manager Termination Event
•Interest-only DSCR less than 1.10x - Default Event

Our DSCR for the reporting period ended March 31, 2020 was 3.93x.

We intend to voluntarily increase the interest reserve required to set aside for our securitized debt, currently $16.4 million.

Use of Credit Facilities

From March 17 to March 19, 2020, the Co-Issuers drew down a total of $220 million of the available amount under the Revolver. The current interest rate for borrowings under the Revolver is the three-month LIBOR rate plus 2.15% for 60% of the advances and the commercial paper funding rate of our conduit investor plus 2.15% for the remaining portion of the advances. During the three months ended March 31, 2020, the weighted average interest rate on Revolver borrowings for the period outstanding was 3.39%.

It is anticipated that the principal and interest on the Revolver will be repaid in full on or prior to the quarterly payment date in June 2024, subject to two additional one-year extensions at the option of the Company upon the satisfaction of certain conditions. The proceeds of the drawdown will be available for general corporate purposes. Although the Company has no immediate need for additional liquidity, the Co-Issuers drew on the Revolver to increase the Company’s financial flexibility in light of current market conditions and uncertainty due to the COVID-19 outbreak.

At March 31, 2020, $2.8 million was pledged against the Revolver for outstanding letters of credit, leaving $2.2 million of the Revolver available for borrowing. The letters of credit are used primarily to satisfy insurance-related collateral requirements.

Capital Allocation

Dividends

During the three months ended March 31, 2020, we paid dividends on common stock of $11.5 million, representing a cash dividend of $0.69 per share declared in the fourth quarter of 2019, paid in January 2020. On February 22, 2020, our Board of Directors approved payment of a cash dividend of $0.76 per share of common stock. This dividend was paid on April 3, 2020 to stockholders of record at the close of business on March 20, 2020. We reported dividends payable of $12.7 million at March 31, 2020.

Stock Repurchases

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

A summary of shares repurchased under the 2019 Repurchase Program during the three months ended March 31, 2020 and cumulatively, is as follows:

	Shares	Cost of shares
		(In millions)
2019 Repurchase Program:
Repurchased during the three months ended March 31, 2020	459,899	$26.5
Cumulative (life-of-program) repurchases	1,697,597	$129.8
Remaining dollar value of shares that may be repurchased	n/a	$70.2

We evaluate dividend payments on common stock and repurchases of common stock within the context of our overall capital allocation strategy with our Board of Directors on an ongoing basis, giving consideration to our current and forecast earnings, financial condition, cash requirements and other factors. We have stopped repurchasing our common stock for the foreseeable future and our Board of Directors has decided not to declare a dividend for the second quarter of 2020. We will reevaluate our capital allocation strategy as industry conditions improve and normal restaurant operations resume.

From time to time, we also repurchase shares owned and tendered by employees to satisfy tax withholding obligations on the vesting of restricted stock awards. Shares are deemed purchased at the closing price of our common stock on the vesting date. See Part II, Item 2 for detail on all stock repurchase activity during the first quarter of 2020.

Cash Flows

In summary, our cash flows for the three months ended March 31, 2020 and 2019 were as follows:

	Three months ended March 31,
	2020	2019	Variance
	(In millions)
Net cash provided by operating activities	$29.6	$28.9	$0.7
Net cash (used in) provided by investing activities	(1.2)	0.4	(1.6)
Net cash provided by (used in) financing activities	194.2	(45.5)	239.7
Net decrease in cash, cash equivalents and restricted cash	$222.6	$(16.1)	$238.7

Operating Activities

Cash provided by operating activities increased $0.7 million during the three months ended March 31, 2020 compared to the same period of the prior year. Our net income plus the non-cash reconciling items shown in our statements of cash flows (primarily depreciation, deferred taxes, stock-based compensation and loss on extinguishment of debt) decreased $18.0 million from 2019. This change was primarily due to a decrease in gross profit primarily due to a significant decline in customer traffic at our restaurants as a result of the effects of measures put in place by various levels of government to mitigate the spread of the COVID-19 virus and related changes in consumer behavior, as was discussed in preceding sections of the MD&A. Additionally, net changes in working capital provided cash of $5.4 million during the three months ended March 31, 2020 compared to using cash of $13.3 million during the same period of the prior year. This favorable change of $18.7 million between years, primarily $12.6 million due to timing of settlement of gift card receivables and payables, a $3.8 million decrease in incentive compensation payments and a $1.2 million decrease in income taxes paid. The increase of $0.7 million in cash provided by operating activities for the three months ended March 31, 2020 was due to the decrease of $18.0 million in net income plus non-cash reconciling items and the favorable change of $18.7 million in cash used by working capital changes.

Investing Activities

Investing activities used net cash of $1.2 million for the three months ended March 31, 2020. Capital expenditures of $5.1 million and loans to franchisees of $1.5 million were partially offset by principal receipts from notes, equipment contracts and other long-term receivables of $5.5 million. Investing activities provided net cash of $0.4 million for the three months ended March 31, 2019. The variance between the two periods was not significant.

Financing Activities

Financing activities provided net cash of $194.2 million for the three months ended March 31, 2020. As discussed above under Use of Credit Facilities, we drew down $220.0 million from our revolving credit facility to increase our financial flexibility in light of current market conditions and uncertainty due to the COVID-19 outbreak. We also had a net cash inflow of approximately $18.5 million related to equity compensation awards. These financing inflows were partially offset by cash dividends paid on our common stock totaling $11.5 million, repurchases of our common stock totaling $29.9 million and repayments of finance lease obligations of $3.0 million.
Financing activities used net cash of $45.5 million for the three months ended March 31, 2019. The increase of $239.7 million in the net cash outflow for financing activities was primarily due to the drawdown from our revolving credit facility and an increase in proceeds from the exercise of stock options.

Cash and Cash Equivalents

At March 31, 2020, our cash and cash equivalents totaled $344.6 million, including $64.2 million of cash held for gift card programs and advertising funds.

We believe that our cash on hand, cash flow from operations, and the actions taken to mitigate the effects of the COVID-19 pandemic discussed above under Significant Recent Developments will provide us with adequate liquidity for the next twelve months.

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

	Three months ended March 31,
	2020	2019	Variance
	(In millions)
Cash flows provided by operating activities	$29.6	$28.9	$0.7
Receipts from notes and equipment contracts receivable	3.0	3.5	(0.5)
Additions to property and equipment	(5.1)	(4.7)	(0.4)
Adjusted free cash flow	$27.5	$27.7	$(0.2)

Statement of Financial Position

Our total assets and total liabilities and stockholders' deficit at March 31, 2020 increased $136 million compared to the balances at December 31, 2019. The increase was primarily due to increases in cash balances and long-term debt related to the drawdown of $220 million from the Revolver partially offset by seasonal decreases in gift card-related receivables and payables.

Off-Balance Sheet Arrangements

We have obligations for guarantees on certain franchisee lease agreements, as disclosed in Note 14 - Commitments and Contingencies, of Notes to Consolidated Financial Statements of Part I, Item 1 of this Form 10-Q. Other than such guarantees, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K as of March 31, 2020.

Contractual Obligations and Commitments

As discussed above, from March 17 to March 19, 2020, we drew down a total of $220 million from the Revolver. Other than this borrowing, there were no material changes to the contractual obligations table as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2019. During the three months ended March 31, 2020, there were no significant changes in our estimates and critical accounting policies, other than our accounting policy for current expected credit losses, which changed because of the adoption of the accounting guidance discussed in Note 3 - Accounting Standards Adopted and Newly Issued Accounting Standards Not Yet Adopted, in the Notes to Consolidated Financial Statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

The following change from the information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 took place during the three months ended March 31, 2020:

Interest Rate Risk

We are only exposed to interest rate risk on borrowings we make under our 2019 Class A-1 Notes, a revolving credit facility (the “Revolver”), borrowings from which are subject to variable interest rates. In March 2020, we drew down $220.0 million from the Revolver, all of which was outstanding at March 31, 2020. A 1% increase or decrease in interest rates would increase or decrease our annual interest expense by $2.2 million.

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

Item 1A.  Risk Factors.

The novel coronavirus (COVID-19) pandemic has disrupted and may further disrupt our business, which could further materially affect our operations, and business and financial results. In addition, any other epidemic, disease outbreak or public health emergency may result in similar adverse effects.

The COVID-19 pandemic has impacted and may continue to impact sales and traffic at our and our franchisees’ restaurants, may make it more difficult to staff restaurants and, in more severe cases, may damage our reputation, cause an inability to obtain supplies, increase commodity costs or cause partial or total closures of impacted restaurants. The extent to which the COVID-19 pandemic and other epidemics, disease outbreaks or public health emergencies will impact our business, liquidity, financial condition, and results of operations, will depend on numerous evolving factors that we may not be able to accurately predict or assess, including the duration and scope of the pandemic, epidemic, disease outbreak, or public health emergency; the negative impact on the economy; the short and longer-term impacts on the demand for restaurant services and levels of consumer confidence; the ability of us and our franchisees to successfully navigate the impacts; government action, including restrictions on restaurant operations; increased unemployment; and reductions in consumer discretionary spending. Even if a virus or other disease does not spread significantly, the perceived risk of infection or health risk may damage our reputation and adversely affect our business, liquidity, financial condition and results of operations.

We and our franchisees have been and could further be adversely affected by government restrictions on public gatherings; shelter-in-place orders; and limitations on operations of restaurants, including dine-in restrictions, mandatory or voluntary closures or restrictions on hours of operations. Restaurants in the U.S. and abroad are currently under government mandates or guidelines to temporarily suspend operation of restaurants or limit restaurant dine-in business in light of COVID-19. We are unable to predict when these measures may be scaled back, or how quickly our operations will return to previous levels after the measures are scaled back. Many of our and our franchisees’ restaurants have shifted to a take-out and delivery-only operating model, suspending sit-down dining. We and our franchisees have also implemented closures, modified hours, reduced staff, and furloughed employees. To assist franchisees impacted by COVID-19, we have offered deferral of royalty, advertising, and other fees, including, in some cases, lease payments. We have temporarily suspended franchisee development obligations. These changes and any additional changes may materially adversely affect our business, liquidity, financial condition, and results of operations, particularly if these changes are in place for a prolonged amount of time. The COVID-19 pandemic as well as other epidemics, disease outbreaks or public health emergencies may also materially adversely affect our ability to implement our growth plans, including delays in development of new locations or adversely impact our overall ability to successfully execute our plans to enter into new markets.

As we previously announced, we drew down a significant majority of the amount available under our revolving facility. The increase in our level of debt may adversely affect our financial and operating activities or ability to incur additional debt. Furthermore, the impacts of COVID-19 could cause us to fail to meet certain financial performance measures, including debt service coverage ratios and minimum domestic franchise system sales amounts, that must be met to avoid a possible rapid amortization event or event of default under the terms of our existing debt arrangements. In addition, as a result of the risks described above, we may be required to raise additional capital, and there is no guarantee that debt and/or equity financings will be available in the future to fund our obligations, or will be available on terms consistent with our expectations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Company
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Approximate dollar value of shares that may yet be purchased under the plans or programs (b)
December 30, 2019 - January 26, 2020(a)	160,076	$84.94	157,527	$83,300,000
January 27, 2020 - February 23, 2020(a)	141	92.05	—	$83,000,000
February 24, 2019 - March 29, 2020(a)	325,624	45.81	302,372	$70,200,000
	485,841	$58.72	459,899	$70,200,000
(a) These amounts include 2,549 shares owned and tendered by employees at an average price of $87.12 per share during the fiscal month ended January 26, 2020, 141 shares owned and tendered by employees at an average price of $92.05 per share during the fiscal month ended February 23, 2020 and 23,252 shares owned and tendered by employees at an average price of $75.90 per share during the fiscal month ended March 29, 2020, to satisfy tax withholding obligations arising upon vesting of restricted stock awards. Shares so surrendered by the participants are repurchased by us pursuant to the terms of the plan under which the shares were issued and the applicable individual award agreements and not pursuant to publicly announced repurchase authorizations.
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

Dine Brands Global, Inc. (Registrant)

Dated:	29th day of April, 2020	By:	/s/ Stephen P. Joyce
Stephen P. Joyce Chief Executive Officer (Principal Executive Officer)

Dated:	29th day of April, 2020	By:	/s/ Thomas H. Song
Thomas H. Song Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)