Form 10-Q
period 2020-06-30
Dine Brands Global, Inc.
filed 2020-07-29
CIK 49754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
 (Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2020
 OR
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

As of July 22, 2020, the Registrant had 16,419,070 shares of Common Stock outstanding.

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

Factors that could cause actual results to differ materially from the projections, forecasts, estimates and expectations discussed in this Quarterly Report on Form 10-Q include, among other things: uncertainty regarding the duration and severity of the ongoing COVID-19 pandemic and its ultimate impact on our business; general economic conditions; our level of indebtedness; compliance with the terms of our securitized debt; our ability to refinance our current indebtedness or obtain additional financing; our dependence on information technology; potential cyber incidents; the implementation of restaurant development plans; our dependence on our franchisees; the concentration of our Applebee’s franchised restaurants in a limited number of franchisees; the financial health of our franchisees, including any insolvency or bankruptcy; credit risks from our IHOP franchisees operating under our previous IHOP business model in which we built and equipped IHOP restaurants and then franchised them to franchisees; insufficient insurance coverage to cover potential risks associated with the ownership and operation of restaurants; our franchisees’ and other licensees’ compliance with our quality standards and trademark usage; general risks associated with the restaurant industry; potential harm to our brands’ reputation; risks of food-borne illness or food tampering; possible future impairment charges; trading volatility and fluctuations in the price of our stock; our ability to achieve the financial guidance we provide to investors; successful implementation of our business strategy; the availability of suitable locations for new restaurants; shortages or interruptions in the supply or delivery of products from third parties or availability of utilities; the management and forecasting of appropriate inventory levels; development and implementation of innovative marketing and use of social media; changing health or dietary preference of consumers; risks associated with doing business in international markets; the results of litigation and other legal proceedings; third-party claims with respect to intellectual property assets; delivery initiatives and use of third-party delivery vendors; our allocation of human capital and our ability to attract and retain management and other key employees; compliance with federal, state and local governmental regulations; risks associated with our self-insurance; natural disasters or other serious incidents; our success with development initiatives outside of our core business; the adequacy of our internal controls over financial reporting and future changes in accounting standards; and other matters in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, many of which are beyond our control.

Fiscal Quarter End

The Company’s fiscal quarters end on the Sunday closest to the last day of each calendar quarter. For convenience, the fiscal quarters of each year are referred to as ending on March 31, June 30, September 30 and December 31. The first fiscal quarter of 2020 began on December 30, 2019 and ended on March 29, 2020; the second fiscal quarter of 2020 ended on June 28, 2020. The first fiscal quarter of 2019 began on December 31, 2018 and ended on March 31, 2019; the second fiscal quarter of 2019 ended on June 30, 2019.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.
Dine Brands Global, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

Assets
	June 30, 2020	December 31, 2019
	(Unaudited)
Current assets:
Cash and cash equivalents	$278,507	$116,043
Receivables, net of allowance of $11,709 (2020) and $3,138 (2019)	124,619	136,869
Restricted cash	31,184	40,732
Prepaid gift card costs	27,370	36,077
Prepaid income taxes	17,880	13,290
Other current assets	6,410	3,906
Total current assets	485,970	346,917
Other intangible assets, net	555,495	575,103
Operating lease right-of-use assets	349,103	366,931
Goodwill	251,628	343,862
Property and equipment, net	203,540	216,420
Long-term receivables, net of allowance of $7,981 (2020) and $8,155 (2019)	74,015	85,999
Deferred rent receivable	65,126	70,308
Non-current restricted cash	32,800	15,700
Other non-current assets, net	25,590	28,271
Total assets	$2,043,267	$2,049,511
Liabilities and Stockholders’ Deficit
Current liabilities:
Current maturities of long-term debt	$9,750	$—
Accounts payable	19,181	40,925
Gift card liability	121,994	159,019
Current maturities of operating lease obligations	71,837	72,815
Current maturities of finance lease and financing obligations	13,307	13,669
Accrued employee compensation and benefits	10,568	23,904
Dividends payable	—	11,702
Deferred franchise revenue, short-term	8,921	10,086
Accrued advertising expenses	21,772	8,760
Other accrued expenses	23,376	17,032
Total current liabilities	300,706	357,912
Long-term debt	1,497,116	1,288,248
Operating lease obligations, less current maturities	350,418	359,025
Finance lease obligations, less current maturities	74,051	77,393
Financing obligations, less current maturities	34,682	37,682
Deferred income taxes, net	86,221	98,499
Deferred franchise revenue, long-term	53,269	56,944
Other non-current liabilities	15,375	15,582
Total liabilities	2,411,838	2,291,285
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $1 par value, 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; shares: 40,000,000 authorized; June 30, 2020 - 24,900,436 issued, 16,417,618 outstanding; December 31, 2019 - 24,925,447 issued, 16,521,921 outstanding	249	249
Additional paid-in-capital	254,429	246,192
(Accumulated deficit) retained earnings	(64,010)	61,653
Accumulated other comprehensive loss	(58)	(58)
Treasury stock, at cost; shares: June 30, 2020 - 8,482,818; December 31, 2019 - 8,403,526	(559,181)	(549,810)
Total stockholders’ deficit	(368,571)	(241,774)
Total liabilities and stockholders’ deficit	$2,043,267	$2,049,511
 See the accompanying Notes to Consolidated Financial Statements.

Dine Brands Global, Inc. and Subsidiaries
Consolidated Statements of Comprehensive (Loss) Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2020		June 30, 2020
	2020	2019	2020	2019
Revenues:
Franchise revenues:
Royalties, franchise fees and other	$38,781	$90,930	$122,095	$187,226
Advertising revenues	29,095	71,738	90,818	144,368
Total franchise revenues	67,876	162,668	212,913	331,594
Company restaurant sales	16,774	33,751	48,074	69,486
Rental revenues	23,707	29,878	52,716	60,589
Financing revenues	1,355	1,783	2,893	3,593
Total revenues	109,712	228,080	316,596	465,262
Cost of revenues:
Franchise expenses:
Advertising expenses	29,095	71,738	90,818	144,368
Bad debt expense (credit)	5,053	(126)	5,571	(593)
Other franchise expenses	2,932	7,295	10,141	15,435
Total franchise expenses	37,080	78,907	106,530	159,210
Company restaurant expenses	21,139	31,232	51,471	62,770
Rental expenses:
Interest expense from finance leases	1,137	1,445	2,347	2,974
Other rental expenses	20,106	21,495	41,429	42,590
Total rental expenses	21,243	22,940	43,776	45,564
Financing expenses	128	146	270	292
Total cost of revenues	79,590	133,225	202,047	267,836
Gross profit	30,122	94,855	114,549	197,426
General and administrative expenses	30,870	39,364	68,478	82,183
Interest expense, net	17,127	14,602	32,299	29,995
Impairment and closure charges	124,365	289	124,353	483
Amortization of intangible assets	2,755	2,925	5,581	5,849
Loss on extinguishment of debt	—	8,276	—	8,276
Loss on disposition of assets	1,776	332	1,543	441
(Loss) income before income tax provision	(146,771)	29,067	(117,705)	70,199
Income tax benefit (provision)	11,992	(7,677)	5,254	(17,166)
Net (loss) income	(134,779)	21,390	(112,451)	53,033
Other comprehensive income net of tax:
Foreign currency translation adjustment	—	2	—	1
Total comprehensive (loss) income	$(134,779)	$21,392	$(112,451)	$53,034
Net (loss) income available to common stockholders:
Net (loss) income	$(134,779)	$21,390	$(112,451)	$53,033
Less: Net loss (income) allocated to unvested participating restricted stock	4,763	(719)	3,961	(1,827)
Net (loss) income available to common stockholders	$(130,016)	$20,671	$(108,490)	$51,206
Net (loss) income available to common stockholders per share:
Basic	$(8.04)	$1.20	$(6.69)	$2.97
Diluted	$(8.04)	$1.18	$(6.69)	$2.91
Weighted average shares outstanding:
Basic	16,177	17,181	16,215	17,262
Diluted	16,177	17,563	16,215	17,626

See the accompanying Notes to Consolidated Financial Statements.

Dine Brands Global, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Deficit
(In thousands)
(Unaudited)

	Three Months ended June 30, 2020
	Common Stock				Accumulated Other Comprehensive Loss	Treasury Stock
	Shares Outstanding	Amount	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings		Shares	Cost	Total
Balance at March 31, 2020	16,421	$249	$252,443	$70,769	$(58)	8,496	$(559,780)	$(236,377)
Net loss	—	—	—	(134,779)	—	—	—	(134,779)
Reissuance of treasury stock	14	—	(600)	—	—	(13)	599	(1)
Net issuance of shares for stock plans	(14)	—	—	—	—	—	—	—
Repurchase of restricted shares for taxes	(3)	—	(129)	—	—	—	—	(129)
Stock-based compensation	—	—	2,632	—	—	—	—	2,632
Dividends on common stock	—	—	261	—	—	—	—	261
Other	—	—	(178)	—	—	—	—	(178)
Balance at June 30, 2020	16,418	$249	$254,429	$(64,010)	$(58)	8,483	$(559,181)	$(368,571)

	Six Months ended June 30, 2020
	Common Stock				Accumulated Other Comprehensive Loss	Treasury Stock
	Shares Outstanding	Amount	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings		Shares	Cost	Total
Balance at December 31, 2019	16,522	$249	$246,192	$61,653	$(58)	8,404	$(549,810)	$(241,774)
Adoption of credit loss accounting guidance (Note 3)	—	—	—	(497)	—	—	—	(497)
Net loss	—	—	—	(112,451)	—	—	—	(112,451)
Purchase of Company common stock	(460)	—	—	—	—	460	(26,527)	(26,527)
Reissuance of treasury stock	381	—	3,367	—	—	(381)	17,156	20,523
Net issuance of shares for stock plans	4	—	—	—	—	—	—	—
Repurchase of restricted shares for taxes	(29)	—	(2,129)	—	—	—	—	(2,129)
Stock-based compensation	—	—	6,670	—	—	—	—	6,670
Dividends on common stock	—	—	507	(12,715)	—	—	—	(12,208)
Other	—	—	(178)	—	—	—	—	(178)
Balance at June 30, 2020	16,418	$249	$254,429	$(64,010)	$(58)	8,483	$(559,181)	$(368,571)

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

See the accompanying Notes to Consolidated Financial Statements.

Dine Brands Global, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30, 2020
	June 30, 2020	June 30, 2019
Cash flows from operating activities:
Net (loss) income	$(112,451)	$53,033
Adjustments to reconcile net (loss) income to cash flows (used in) provided by operating activities:
Depreciation and amortization	21,345	20,800
Non-cash stock-based compensation expense	6,670	5,894
Non-cash interest expense	1,318	2,083
Loss on extinguishment of debt	—	8,276
Impairment and closure charges	124,343	483
Deferred income taxes	(10,793)	(3,186)
Deferred revenue	(4,840)	(4,179)
Loss on disposition of assets	1,543	441
Other	(252)	(3,499)
Changes in operating assets and liabilities:
Accounts receivable, net	(31,039)	(1,976)
Current income tax receivables and payables	(5,456)	9,442
Gift card receivables and payables	2,293	(7,444)
Other current assets	(2,503)	(3,607)
Accounts payable	(903)	8,995
Accrued employee compensation and benefits	(13,336)	(9,872)
Other current liabilities	13,544	(6,355)
Cash flows (used in) provided by operating activities	(10,517)	69,329
Cash flows from investing activities:
Principal receipts from notes, equipment contracts and other long-term receivables	10,772	11,386
Net additions to property and equipment	(7,380)	(9,175)
Proceeds from sale of property and equipment	456	400
Additions to long-term receivables	(1,475)	(1,555)
Other	(276)	(186)
Cash flows provided by investing activities	2,097	870
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	1,300,000
Repayment of long-term debt	—	(1,283,750)
Borrowing from revolving credit facility	220,000	—
Repayment of revolving credit facility	—	(25,000)
Payment of debt issuance costs	—	(12,189)
Dividends paid on common stock	(23,934)	(23,346)
Repurchase of common stock	(29,853)	(46,383)
Principal payments on finance lease obligations	(5,993)	(6,964)
Proceeds from stock options exercised	20,523	6,938
Tax payments for restricted stock upon vesting	(2,129)	(2,242)
Other	(178)	—
Cash flows provided by (used in) financing activities	178,436	(92,936)
Net change in cash, cash equivalents and restricted cash	170,016	(22,737)
Cash, cash equivalents and restricted cash at beginning of period	172,475	200,379
Cash, cash equivalents and restricted cash at end of period	$342,491	$177,642
Supplemental disclosures:
Interest paid in cash	$34,108	$32,954
Income taxes paid in cash	$11,103	$24,205
See the accompanying Notes to Consolidated Financial Statements.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1. General

The accompanying unaudited consolidated financial statements of Dine Brands Global, Inc. (the “Company” or “Dine Brands Global”) have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2020.

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

2. Basis of Presentation

The Company’s fiscal quarters end on the Sunday closest to the last day of each calendar quarter. For convenience, the fiscal quarters of each year are referred to as ending on March 31, June 30, September 30 and December 31. The first fiscal quarter of 2020 began on December 30, 2019 and ended on March 29, 2020; the second fiscal quarter of 2020 ended on June 28, 2020. The first fiscal quarter of 2019 began on December 31, 2018 and ended on March 31, 2019; the second fiscal quarter of 2019 ended on June 30, 2019.

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

Risks and Uncertainties

The Company was subject to risks and uncertainties as a result of the rapidly spreading outbreak of a novel strain of coronavirus, designated “COVID-19.” The extent of the continued impact of the COVID-19 pandemic on the Company's business is highly uncertain and difficult to predict, as measures taken in response to and the effect of the pandemic has varied and continues to vary by state and municipalities within states. Assessments of the success of measures taken and the timing of any further restrictions, or lifting of such restrictions, is rapidly evolving. The Company first began to experience impacts from COVID-19 in March 2020, as federal, state and local governments began to react to the public health crisis by encouraging “social distancing” and requiring, in varying degrees, restaurant dine-in limitations and other restrictions that largely limited the restaurants of the Company's franchisees and its company-operated restaurants to take-out and delivery sales. Many international restaurants were temporarily closed for at least a part of March as well as a result of government restrictions put in place in various countries. During the three months ended June 30, 2020, government-imposed dine-in restrictions were relaxed in many of the locations in which we operate, although dining room capacity is limited to 50% or less at most restaurants. Additionally, economies worldwide also have been negatively impacted by the COVID-19 pandemic, which possibly could cause a domestic and/or global economic recession.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2. Basis of Presentation (Continued)
The Company has taken several actions to mitigate the effects of the COVID-19 pandemic on its operations and its franchisees, as follows: (i) drew down $220 million from its revolving credit facility, leaving available remaining borrowing under the facility of approximately $2 million; (ii) terminated repurchases of common stock for the foreseeable future; (iii) the Company's Board of Directors decided not to declare a dividend for the second and third quarter of 2020; (iv) voluntarily increased the interest reserve for securitized debt from the required $16.4 million (one quarter of estimated interest) to $32.8 million; (v) reduced discretionary costs, limited new hiring and reduced the use of independent contractors; (vi) temporarily furloughed certain team members across various functional groups at its restaurant support centers; (vii) deferred franchisee payment of royalty, advertising and other fees, and lease obligations for up to two months on a case-by-case basis; (viii) deferred franchisee remodel and development obligations for up to 12 months; and (ix) engaged a national real estate firm to assist franchisees and the Company with landlord discussions regarding rent abatements, deferrals and other modifications to lease agreements.

The severity of the continued impact of the COVID-19 pandemic on the Company's business will depend on a number of factors, including, but not limited to, how long the pandemic will last, whether/when recurrences of the virus may arise, what restrictions on in-restaurant dining may be enacted or re-enacted, the timing and extent of customer re-engagement with the Company's brands and, in general, what the short- and long-term impact on consumer discretionary spending the COVID-19 pandemic might have on the Company and the restaurant industry as a whole, all of which are uncertain and cannot be predicted. The Company's future results of operations and liquidity could adversely be impacted by the length of time dine-in restrictions are in place and the success of any initiatives or programs that the Company may undertake to address financial and operational challenges faced by itself and its franchisees. As such, the extent to which the COVID-19 pandemic may continue to materially impact the Company's financial condition, liquidity, or results of operations is highly uncertain.

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

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

4. Impairment and Closure Charges

Goodwill and Intangible Assets

Most of the Company's goodwill and intangible assets arose from the November 29, 2007 acquisition of Applebee's. The Company evaluates its goodwill and the indefinite-lived Applebee's tradename for impairment annually in the fourth quarter of each year or on an interim basis if events or changes in circumstances between annual tests indicate a potential impairment. Definite-lived intangible assets and long-lived tangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable based on estimated undiscounted future cash flows.

Because of the risks and uncertainties associated with the COVID-19 pandemic, during the three months ended March 31, 2020, the Company performed assessments to determine whether the impacts of COVID-19 indicated a potential impairment to our goodwill and intangible assets, as well as our tangible assets. The Company evaluated multiple scenarios modeling impacts of COVID-19 on its key performance indicators and its long-term view of future trends in sales, operating expenses, overhead expenses, depreciation, capital expenditures and changes in working capital. The Company also considered the continuing favorable benefits of the Tax Cuts and Jobs Act of 2017, Applebee's brand performance during the first quarter of 2020 through the week ended March 8, 2020, and the market value of the Company's stock, absolute and relative to the overall U.S. stock market, throughout the first quarter of 2020. The Company concluded, based on information available at that time, it was not more likely than not that the carrying value of goodwill and indefinite-lived intangible assets exceeded fair value as of March 31, 2020.

In the second quarter of 2020, the Company noted that its common stock had recovered less of its early March 2020 (pre-pandemic) market value than the overall U.S. stock market had recovered. The Company also was able to assess several additional months of data as to the impact of the COVID-19 pandemic on its operations and, in turn, assess the impact that might have on the risk premium incorporated into its discount rate. Based on these developments, the Company determined that an interim quantitative test of goodwill and indefinite-lived intangible assets for impairment should be performed as of May 24, 2020. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The fair value technique used in this instance is classified as Level 3, where unobservable inputs are used when little or no market data is available.

In performing the quantitative test for impairment of goodwill, the Company used the income approach method of valuation that includes the discounted cash flow method and the market approach that includes the guideline public company method to determine the fair value of goodwill and intangible assets. Significant assumptions made by management in estimating fair value under the discounted cash flow model include future trends in sales, operating expenses, overhead expenses, depreciation, capital expenditures and changes in working capital, along with an appropriate discount rate based on the Company's estimated cost of equity capital and after-tax cost of debt. Significant assumptions used to determine fair value under the guideline public company method include the selection of guideline companies and the valuation multiples applied.

In performing the impairment review of the tradename, the Company used the relief of royalty method under the income approach method of valuation. Significant assumptions used to determine fair value under the relief of royalty method include future trends in sales, a royalty rate and a discount rate to be applied to the forecast revenue stream.

As a result of performing the quantitative test of impairment, the Company recognized an impairment of $92.2 million to the goodwill of the Applebee's franchise unit and an impairment of $11.0 million to Applebee's tradename during the three months ended June 30, 2020. The majority of the impairment was due to an increase in the assessed risk premium incorporated into the discount rate assumption.

In addition, the Company reviewed its reacquired franchising rights and determined that the carrying amount exceeded the estimated fair value by $3.3 million and has recorded an impairment to that intangible asset.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

4. Impairment and Closure Charges (Continued)
Changes in the carrying amount of goodwill for the six months ended June 30, 2020 are as follows:

	Applebee's Franchise Unit	Applebee's Company Unit	IHOP Franchise Unit	Total
	(In millions)
Balance at December 31, 2019:	$328.4	$4.6	$10.8	$343.9
Impairment loss	(92.2)	—	—	(92.2)
Balance at June 30, 2020:	$236.2	$4.6	$10.8	$251.6

Changes in the carrying amount of intangible assets for the six months ended June 30, 2020 are as follows:

	Not Subject to Amortization		Subject to Amortization
	Tradename	Other	Franchising Rights	Reacquired Franchising Rights	Leaseholds		Total
	(In millions)
Balance at December 31, 2019:	$479.0	$3.2	$79.0	$9.8	$4.1		$575.1
Impairment loss	(11.0)	—	—	(3.3)	—		(14.3)
Amortization expense	—	—	(5.0)	(0.5)	0.0	—	(5.5)
Additions	—	0.2	—	—	—		0.2
Balance at June 30, 2020:	$468.0	$3.4	$74.0	$6.0	$4.1		$555.5

The Company's goodwill and intangible assets are at risk of additional impairment in the future in the event of sustained downward movement in the Company's stock price, downward revisions of long-term performance assumptions or increases in the assumed long-term discount rate.

Long-lived Assets Impairment and Closure Charges

Long-lived tangible asset impairment and closure charges for the three and six months ended June 30, 2020 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In millions)
Long-lived tangible asset impairment	$17.2	$—	$17.2	$—
Closure charges	0.7	0.3	0.7	0.5
Total long-lived asset impairment and closure charges	$17.9	$0.3	$17.9	$0.5

The long-lived asset impairment related to 46 Applebee's company-operated restaurants and 33 IHOP franchisee-operated restaurants for which the carrying amount exceeded the undiscounted cash flows The impairment recorded represented the difference between the carrying value and the estimated fair value. Approximately $9.4 million of the total impairment related to operating lease right-of-use assets that had been recorded in 2019 upon adoption of new lease accounting guidance codified in Accounting Standards Topic 842, while $7.8 million related to impairments of land, building, leasehold improvements and finance leases. The impairments by individual property varied in amount, ranging from the largest single-property impairment of $1.3 million to less than $5,000.

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

The Company recognizes the primary components of the transaction price as follows:

•Franchise and development fees are recognized as revenue ratably on a straight-line basis over the term of the franchise agreement commencing with the restaurant opening date. As these fees are typically received in cash at or near the beginning of the franchise term, the cash received is initially recorded as a contract liability until recognized as revenue over time;
•The Company is entitled to royalties and advertising fees based on a percentage of the franchisee's gross sales as defined in the franchise agreement. Royalty and advertising revenue are recognized when the franchisee's reported sales occur. Depending on timing within a fiscal period, the recognition of revenue results in either what is considered a contract asset (unbilled receivable) or, once billed, accounts receivable, and are included in “receivables, net” in the Consolidated Balance Sheets.
•Revenue from the sale of proprietary pancake and waffle dry mix is recognized in the period in which distributors ship the franchisee's order; recognition of revenue results in an accounts receivable included in “receivables, net” in the Consolidated Balance Sheets.

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

The following table disaggregates franchise revenue by major type for the three and six months ended June 30, 2020 and 2019:

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

5. Revenue Disclosures (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	June 30, 2020	June 30, 2019
	(In thousands)
Franchise Revenue:
Royalties	$31,011	$75,747	$98,611	$154,382
Advertising fees	29,095	71,738	90,818	144,368
Pancake and waffle dry mix sales and other	4,037	12,526	16,885	26,957
Franchise and development fees	3,733	2,657	6,599	5,887
Total franchise revenue	$67,876	$162,668	$212,913	$331,594

Accounts receivable from franchisees as of June 30, 2020 and December 31, 2019 were $97.3 million (net of allowance of $7.1 million) and $63.5 million (net of allowance of $0.7 million), respectively, and were included in receivables, net in the Consolidated Balance Sheets.

Changes in the Company's contract liability for deferred franchise and development fees during the six months ended June 30, 2020 are as follows:

Deferred Franchise Revenue (short- and long-term)
(In thousands)
Balance at December 31, 2019	$67,030
Recognized as revenue during the six months ended June 30, 2020	(6,473)
Fees deferred during the six months ended June 30, 2020	1,633
Balance at June 30, 2020	$62,190
The balance of deferred revenue as of June 30, 2020 is expected to be recognized as follows:

(In thousands)
Remainder of 2020	$4,022
2021	8,775
2022	7,221
2023	6,695
2024	6,070
Thereafter	29,407
Total	$62,190

6. Current Expected Credit Losses

Prior to the adoption of CECL, the Company recorded incurred loss reserves against receivable balances based on current and historical information, with delinquency status being the primary indicator of a deterioration in credit quality. The recently adopted CECL reserve methodology requires companies to measure expected credit losses on financial instruments based on the total estimated amount to be collected over the lifetime of the instrument. Under the CECL model, reserves may be established against financial asset balances even if the risk of loss is remote or has not yet manifested itself.

Upon adoption of the CECL methodology, the Company developed its estimated loss reserves in the following manner. The Company continued to record specific reserves against account balances of franchisees deemed “at-risk” when a potential loss is likely or imminent as a result of prolonged payment delinquency (greater than 90 days past due) and where notable credit deterioration has become evident. For financial assets that are not currently deemed “at-risk,” an allowance is recorded based on expected loss rates derived pursuant to the following CECL methodology that assesses four components - historical losses, current conditions, reasonable and supportable forecasts, and a reversion to history, if applicable.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

6. Current Expected Credit Losses (Continued)
Historical Losses

Historical loss rates over a five-year span were calculated for financial assets with common risk characteristics. The Company determined historical loss rate data for each franchise brand concept was more relevant than a single blended rate. Historical losses were determined based on the average charge off method. Historical loss rates are further adjusted by factors related to current conditions and forecasts of future economic conditions.

Current Conditions

The Company identified three metrics that it believes provide the most relevant reflection of the current risks inherent in the Company’s franchisee-based restaurant business, as follows: (1) delinquency status, (2) system-wide same-restaurant sales, and (3) four-wall EBITDA profitability. The current conditions adjustment factor was increased to account for the impact of the COVID-19 pandemic.

Reasonable and Supportable Forecasts

The third component in the CECL methodology involves consideration of macroeconomic conditions that can impact the estimate of expected credit losses in the future. The Company has not developed an internal methodology in this regard; rather, the Company utilizes existing, publicly accessible sources of economic data, primarily forecasts of overall unemployment rate as well as consumer spending based on the personal consumption expenditure (PCE) index.
Reversion to History

The Company has determined that reversion to history was not required since the remaining average lives of the Company’s financial assets are not exceedingly lengthy.

The Company considers its portfolio segments to be the following:

Accounts Receivable (Franchise-Related)

Most of the Company’s short-term receivables due from franchisees are derived from royalty, advertising and other franchise-related fees.

Notes Receivable

Notes receivable balances primarily relate to the conversion of certain Applebee's franchisee accounts receivable to notes receivable, cash loans to franchisees for working capital purposes, a note receivable in connection with the sale of IHOP company restaurants in June 2017, and IHOP franchise fee and other notes. The notes are typically collateralized by the franchise. Due to the riskier nature of Applebee's notes that were converted from previously delinquent franchisee accounts receivable balances, a significant portion of these notes have specific reserves recorded against them amounting to $11.8 million as of June 30, 2020.

Direct Financing Leases Receivable
Direct financing lease receivables relate to IHOP franchise development activity prior to 2003 when IHOP typically leased or purchased the restaurant site, built and equipped the restaurant, then franchised the restaurant to a franchisee. IHOP provided the financing for leasing or subleasing the site. Direct financing leases at June 30, 2020, comprised 102 leases with a weighted average remaining life of 3.6 years, and relate to locations that IHOP is leasing from third parties and subleasing to franchisees.

Equipment Leases Receivable

Equipment leases receivable also relate to IHOP franchise development activity prior to 2003. Equipment lease contracts are collateralized by the equipment in the restaurant. The estimated fair value of the equipment collateralizing these lease contracts are not deemed to be significant given the very seasoned and mature nature of this portfolio. The weighted average remaining life of the Company’s equipment leases is 5.9 years as of June 20, 2020.

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

	June 30, 2020	December 31, 2019
	(In millions)
Accounts receivable	$103.7	$60.8
Gift card receivables	5.8	46.7
Notes receivable	29.2	28.9
Financing receivables:
Equipment leases receivable	50.0	56.3
Direct financing leases receivable	26.3	34.0
Franchise fee notes receivable	0.1	0.1
Other	3.2	7.3
	218.3	234.2
Less: allowance for doubtful accounts and notes receivable	(19.7)	(11.3)
	198.6	222.9
Less: current portion	(124.6)	(136.9)
Long-term receivables	$74.0	$86.0

Changes in the allowance for credit losses during the six months ended June 30, 2020 were as follows:

	Accounts Receivable	Notes receivable, short-term	Notes receivable, long-term	Lease Receivables	Equipment Notes	Other (1)	Total
	(In thousands)
Balance, December 31, 2019	$0.7	$2.4	$8.2	$—	$—	$—	$11.3
Increase due to CECL adoption	0.3	0.0	0.1	0.1	0.1	0.1	0.7
Bad debt expense for the six months ended June 30, 2020	3.9	2.0	(0.7)	0.1	0.1	0.2	5.6
Advertising provision adjustment	2.1	(0.2)	—	—	—	—	1.9
Write-offs	0.1	0.1	—	—	—	—	0.2
Recoveries	—	—	—	0.0	—	—	0.0
Balance, June 30, 2020	$7.1	$4.3	$7.6	$0.2	$0.2	$0.3	$19.7
(1) Primarily distributor receivables, gift card receivables and credit card receivables

The Company's primary credit quality indicator for all portfolio segments is delinquency. The delinquency status of receivables (other than accounts receivable, gift card receivables and distributor receivables) at June 30, 2020 was as follows:

	Notes receivable, short-term	Notes receivable, long-term	Lease Receivables	Equipment Notes	Other (1)	Total
	(In millions)
Current	$4.1	$19.5	$10.3	$19.6	$1.2	$54.7
30-59 days	0.3	1.2	5.5	10.6	—	17.6
60-89 days	0.4	1.9	9.4	17.2	—	28.9
90-119 days	0.1	0.6	1.1	2.2	—	4.0
120+ days	1.2	—	—	0.4	—	1.6
Total	$6.1	$23.2	$26.3	$50.0	$1.2	$106.8
(1) Primarily credit card receivables

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

6. Current Expected Credit Losses (Continued)
The year of origination of the Company's financing receivables is as follows:

	Notes receivable, short and long-term	Lease Receivables	Equipment Notes	Total
	(In millions)
2020	$1.7	$—	$—	$1.7
2019	7.9	0.9	—	8.8
2018	13.1	—	—	13.1
2017	6.4	—	—	6.4
2016	—	1.3	—	1.3
Prior	0.2	24.1	50.0	74.3
Total	$29.3	$26.3	$50.0	$105.6

The Company does not place its financing receivables in non-accrual status.

7. Lease Disclosures

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

The Company's existing leases/subleases related to IHOP restaurants generally provided for an initial term of 20 to 25 years, with most having one or more five-year renewal options. Leases related to Applebee's restaurants generally have an initial term of 10 to 20 years, with renewal terms of five to 20 years. Option periods were not included in determining liabilities and right-of-use assets related to operating leases. Approximately 140 of the Company's leases contain provisions requiring additional rent payments to the Company (as lessor) based on a percentage of restaurant sales. Approximately 250 of the Company's leases contain provisions requiring additional rent payments by the Company (as lessee) based on a percentage of restaurant sales.

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

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7. Lease Disclosures (Continued)

The Company's lease cost for the three and six months ended June 30, 2020 and 2019 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(In millions)
Finance lease cost:
Amortization of right-of-use assets	$1.3	$1.3	$2.5	$2.6
Interest on lease liabilities	1.6	2.0	3.4	4.1
Operating lease cost	26.6	26.8	53.1	53.2
Variable lease cost	(0.1)	0.6	0.3	1.3
Short-term lease cost	0.0	0.0	0.0	0.0
Sublease income	(21.5)	(27.3)	(48.1)	(55.4)
Lease cost	$7.9	$3.4	$11.2	$5.8

Future minimum lease payments under noncancelable leases as lessee as of June 30, 2020 were as follows:

	Finance Leases	Operating Leases
	(In millions)
2020 (remaining six months)	$10.5	$52.3
2021	16.6	85.4
2022	14.9	77.9
2023	11.8	64.9
2024	9.6	59.6
Thereafter	58.2	184.7
Total minimum lease payments	121.6	524.8
Less: interest/imputed interest	(35.0)	(102.6)
Total obligations	86.6	422.2
Less: current portion	(12.5)	(71.8)
Long-term lease obligations	$74.1	$350.4

The weighted average remaining lease term as of June 30, 2020 was 8.9 years for finance leases and 7.5 years for operating leases. The weighted average discount rate as of June 30, 2020 was 10.3% for finance leases and 5.7% for operating leases.

During the three and six months ended June 30, 2020 and 2019, the Company made the following cash payments for leases:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(In millions)
Principal payments on finance lease obligations	$3.0	$3.5	$6.0	$7.0
Interest payments on finance lease obligations	$1.6	$2.0	$3.4	$4.1
Payments on operating leases	$23.0	$22.8	$46.5	$45.8
Variable lease payments	$0.2	$0.6	$0.5	$1.5

The Company's income from operating leases for the three and six months ended June 30, 2020 and 2019 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
			(In millions)
Minimum lease payments	$22.5	$25.4	$47.9	$51.1
Variable lease income	0.4	2.8	2.8	6.0
Total operating lease income	$22.9	$28.2	$50.7	$57.1

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7. Lease Disclosures (Continued)

Minimum payments to be received as lessor under noncancelable operating leases as of June 30, 2020 were as follows:

(In millions)
2020 (remaining six months)	$53.0
2021	99.4
2022	96.7
2023	93.0
2024	85.3
Thereafter	217.6
Total minimum rents receivable	$645.0

The Company's income from direct financing leases for the three and six months ended June 30, 2020 and 2019 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(In millions)
Interest income	$0.8	$1.3	$1.8	$2.7
Variable lease income	0.0	0.3	0.2	0.7
Total operating lease income	$0.8	$1.6	$2.0	$3.4

Minimum payments to be received as lessor under noncancelable direct financing leases as of June 30, 2020 were as follows:

(In millions)
2020 (remaining six months)	$6.4
2021	10.5
2022	7.6
2023	3.5
2024	1.3
Thereafter	2.5
Total minimum rents receivable	31.8
Less: unearned income	(5.5)
Total net investment in direct financing leases	26.3
Less: current portion	(9.3)
Long-term investment in direct financing leases	$17.0

8. Long-Term Debt

At June 30, 2020 and December 31, 2019, long-term debt consisted of the following:

	June 30, 2020	December 31, 2019
	(In millions)
Series 2019-1 4.194% Fixed Rate Senior Secured Notes, Class A-2-I	$700.0	$700.0
Series 2019-1 4.723% Fixed Rate Senior Secured Notes, Class A-2-II	600.0	600.0
Series 2019-1 Variable Funding Senior Notes Class A-1, variable interest rate of 3.18% at June 30, 2020	220.0	—
Debt issuance costs	(13.1)	(11.8)
Long-term debt, net of debt issuance costs	1,506.9	1,288.2
Current portion of long-term debt	(9.8)	—
Long-term debt	$1,497.1	$1,288.2

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

8. Long-Term Debt (Continued)

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

The Company used the majority of the net proceeds of the offering to repay the entire outstanding balance of approximately $1.28 billion of Series 2014-1 4.277% Fixed Rate Senior Notes, Class A-2. The Company used the remaining proceeds of the offering to pay for transactions costs associated with the securitization refinancing transaction and for general corporate purposes.

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

While the 2019 Class A-2 Notes are outstanding, payment of principal and interest is required to be made on the 2019 Class A-2 Notes on a quarterly basis. The quarterly principal payment of $3.25 million on the 2019 Class A-2 Notes may be suspended when the leverage ratio for the Company and its subsidiaries is less than or equal to 5.25x. In general, the leverage ratio is the Company's indebtedness (as defined in the Indenture) divided by adjusted EBITDA (as defined in the Indenture) for the four preceding quarterly periods. The complete definitions of all calculation elements of the leverage ratio are contained in the Base Indenture, dated as of September 30, 2014, amended and restated as of June 5, 2019.

As of June 30, 2020, the Company's leverage ratio was 6.30x. As a result, the Company anticipates making a principal payment on the 2019 Class A-2 Notes of $3.25 million in the fourth quarter of 2020. Exceeding the leverage ratio of 5.25x does not violate any covenant related to the New Notes.

The Company may voluntarily repay the 2019 Class A-2 Notes at any time; however, if we repay the 2019 Class A-2 Notes prior to certain dates we would be required to pay make-whole premiums. As of June 30, 2020, the make-whole premium associated with voluntary prepayment of the Class A-2-I Notes was approximately $48 million; this amount declines progressively each quarter to zero in June 2022. As of June 30, 2020, the make-whole premium associated with voluntary prepayment of the Class A-2-II Notes was approximately $87 million; this amount declines progressively each quarter to zero in June 2024.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

8. Long-Term Debt (Continued)
The Company would also be subject to a make-whole premium in the event of a mandatory prepayment required following a Rapid Amortization Event or certain asset dispositions. The mandatory make-whole premium requirements are considered derivatives embedded in the New Notes that must be bifurcated for separate valuation. We estimated the fair value of these derivatives to be immaterial as of June 30, 2020, based on the probability-weighted discounted cash flows associated with either event.

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

During the six months ended June 30, 2020, the Company borrowed $220.0 million against the Revolver, all of which was outstanding at June 30, 2020. At June 30, 2020, $2.8 million was pledged against the Revolver for outstanding letters of credit, leaving $2.2 million available for borrowing. The letters of credit are used primarily to satisfy insurance-related collateral requirements. The maximum amount of the Revolver outstanding during the six months ended June 30, 2020 was $220.0 million and the weighted average interest rates for the three and six months ended June 30, 2020 were 3.15% and 3.18%, respectively. It is anticipated that any principal and interest on the Revolver will be repaid in full on or prior to the quarterly payment date in June 2024, subject to two additional one-year extensions at the option of the Company upon the satisfaction of certain conditions.

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

8. Long-Term Debt (Continued)
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

The Company's DSCR for the reporting period ended June 30, 2020 was 3.34x.

Debt Issuance Costs

The Company incurred costs of approximately $12.9 million in connection with the issuance of the 2019 Class A-2 Notes. These debt issuance costs are being amortized using the effective interest method over the estimated life of each tranche of the 2019 Class A-2 Notes. Amortization costs of $0.5 million and $1.0 million were included in interest expense for the three months and six months ended June 30, 2020, respectively.

The Company incurred costs of approximately $0.2 million in connection with the replacement of the 2018-1 Class A-1 Notes with the Revolver. These debt issuance costs were added to the remaining unamortized costs of approximately $2.8 million related to the 2018-1 Class A-1 Notes, the total of which costs is being amortized using the effective interest method over the estimated five-year life of the Revolver. Amortization costs of $0.1 million and $0.3 million were included in interest expense for the three and six months ended June 30, 2020, respectively.
At June 30, 2020, total unamortized debt issuance costs of $13.1 million are reported as a direct reduction of the Revolver and 2019 Class A-2 Notes in the Consolidated Balance Sheets. That amount includes $2.6 million of costs related to the Revolver that were classified as other long-term assets as of December 31, 2019 because there had been no borrowing against the Revolver since it was established.

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

Maturities of Long-term Debt
Face-value maturities of long-term debt for each of the next five years, assuming the Company's leverage ratio remains greater than 5.25x, are as follows:

(In millions)
2020 (remaining six months)	$3.3
2021	13.0
2022	13.0
2023	13.0
2024	903.2
Thereafter	574.5
Total	$1,520.0

9. Stockholders' Deficit

Dividends

During the six months ended June 30, 2020, the Company paid dividends on common stock of $23.9 million, representing a cash dividend of $0.69 per share declared in the fourth quarter of 2019, paid on January 10, 2020 to stockholders of record at the close of business on December 20, 2019 and a cash dividend of $0.76 per share declared in the first quarter of 2020, paid on April 3, 2020 to stockholders of record at the close of business on March 20, 2020.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

9. Stockholders' Deficit (Continued)

Dividends declared and paid per share for the three months and six months ended June 30, 2020 and 2019 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Dividends declared per common share	$—	$0.69	$0.76	$1.38
Dividends paid per common share	$0.76	$0.69	$1.45	$1.32
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

A summary of shares repurchased under the 2019 Repurchase Program, during three and six months ended June 30, 2020 and cumulatively, is as follows:

	Shares	Cost of shares
		(In millions)
Repurchased during the three months ended June 30, 2020	—	$—
Repurchased during the six months ended June 30, 2020	459,899	$26.5
Cumulative (life-of-program) repurchases	1,697,597	$129.8
Remaining dollar value of shares that may be repurchased	n/a	$70.2

Treasury Stock

Repurchases of the Company's common stock are included in treasury stock at the cost of shares repurchased plus any transaction costs. Treasury stock may be re-issued when stock options are exercised, when restricted stock awards are granted and when restricted stock units settle in stock upon vesting. The cost of treasury stock re-issued is determined using the first-in, first-out (“FIFO”) method. During the six months ended June 30, 2020, the Company re-issued 380,607 shares of treasury stock at a total FIFO cost of $17.2 million.

10. Income Taxes

The Company's effective tax rate was 4.5% for the six months ended June 30, 2020 as compared to 24.5% for the six months ended June 30, 2019. The effective tax rate of 4.5% for the six months ended June 30, 2020 (the tax benefit of $5.3 million on the pretax book loss of $117.7 million) was significantly different than the rate of the prior comparable period and the statutory federal tax rate of 21% because the $92.2 million impairment of goodwill is not deductible for federal income tax purposes and therefore has no associated tax benefit. The Company did recognize a deferred tax benefit of $3.4 million as a discrete item related to the $14.3 million impairment of Applebee's tradename and reacquired franchise rights in the second quarter of 2020.

The total gross unrecognized tax benefit as of June 30, 2020 and December 31, 2019 was $7.9 million and $7.6 million, respectively, excluding interest, penalties and related tax benefits. The Company estimates the unrecognized tax benefit as of June 30, 2020 may decrease over the upcoming 12 months by an amount up to $1.5 million related to settlements with taxing authorities, statutes of limitations expirations and method changes. For the remaining liability, due to the uncertainties related to these tax matters, the Company is unable to make a reasonable estimate as to when cash settlement with a taxing authority will occur.

As of June 30, 2020, accrued interest was $2.9 million and accrued penalties were less than $0.1 million, excluding any related income tax benefits. As of December 31, 2019, accrued interest was $2.5 million and accrued penalties were less than $0.1 million, excluding any related income tax benefits. The Company recognizes interest accrued related to unrecognized tax benefits and penalties as a component of its income tax provision recognized in its Consolidated Statements of Comprehensive (Loss) Income.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The Company is continuing to evaluate the impact of the CARES Act, but at present does not expect the CARES Act would result in a material impact to our income tax benefit or provision.

11. Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense included in general and administrative expenses in the Consolidated Statements of Comprehensive (Loss) Income:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(In millions)
Total stock-based compensation expense:
Equity classified awards expense	$2.6	$1.8	$6.7	$5.9
Liability classified awards expense (credit)	0.1	1.4	(0.5)	2.4
Total pre-tax stock-based compensation expense	2.7	3.2	6.2	8.3
Book income tax benefit	(0.7)	(0.9)	(1.6)	(2.2)
Total stock-based compensation expense, net of tax	$2.0	$2.3	$4.6	$6.1

As of June 30, 2020, total unrecognized compensation expense of $17.0 million related to restricted stock and restricted stock units and $3.8 million related to stock options are expected to be recognized over a weighted average period of 1.3 years for restricted stock and restricted stock units and 1.5 years for stock options.

Fair Value Assumptions

The Company granted 167,969 stock options during the six months ended June 30, 2020 for which the fair value was estimated using a Black-Scholes option pricing model. The following summarizes the assumptions used in the Black-Scholes model:

Risk-free interest rate	1.2%
Weighted average historical volatility	30.5%
Dividend yield	3.5%
Expected years until exercise	4.6
Weighted average fair value of options granted	$17.53

Equity Classified Awards - Stock Options

Stock option balances at June 30, 2020, and activity for the six months ended June 30, 2020 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Millions)
Outstanding at December 31, 2019	1,217,438	$66.43
Granted	167,969	87.17
Exercised	(270,024)	76.01
Expired	(48,119)	112.58
Forfeited	(30,106)	85.14
Outstanding at June 30, 2020	1,037,158	64.61	7.1	$—
Vested at June 30, 2020 and Expected to Vest	980,893	64.41	7.0	$—
Exercisable at June 30, 2020	559,407	$59.79	8.0	$—

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

11. Stock-Based Compensation (Continued)

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price of the Company’s common stock on the last trading day of the second quarter of 2020 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2020. The aggregate intrinsic value will change based on the fair market value of the Company’s common stock and the number of in-the-money options.

Equity Classified Awards - Restricted Stock and Restricted Stock Units

Outstanding balances as of June 30, 2020, and activity related to restricted stock and restricted stock units for the six months ended June 30, 2020 were as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value	Stock-Settled Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2019	224,515	$70.52	357,807	$30.35
Granted	110,583	79.32	27,893	87.17
Released	(74,826)	57.38	(30,032)	64.76
Forfeited	(23,675)	83.45	—	—
Outstanding at June 30, 2020	236,597	$78.16	355,668	$28.19

Liability Classified Awards - Cash-settled Restricted Stock Units

The Company has granted cash-settled restricted stock units to certain employees. These instruments are recorded as liabilities at fair value as of the respective period end.

Cash-Settled Restricted Stock Units
Outstanding at December 31, 2019	63,852
Granted	2,658
Forfeited	(10,085)
Outstanding at June 30, 2020	56,425

For the three months ended June 30, 2020 and 2019, an expense of $0.4 million and $0.5 million, respectively, was included as stock-based compensation expense related to cash-settled restricted stock units. For the six months ended June 30, 2020 and 2019, a credit of $0.9 million and an expense of $1.1 million, respectively, was included as stock-based compensation expense related to cash-settled restricted stock units. At June 30, 2020 and December 31, 2019, liabilities of $1.3 million and $2.3 million, respectively, related to cash-settled restricted stock units were included as part of accrued employee compensation and benefits in the Consolidated Balance Sheets.

Liability Classified Awards - Long-Term Incentive Awards
The Company has granted cash long-term incentive awards (“LTIP awards”) to certain employees. Annual LTIP awards vest over a three-year period and are determined using multipliers from 0% to 200% of the target award based on (i) the total stockholder return of Dine Brands Global common stock compared to the total stockholder returns of a peer group of companies and (ii) the percentage increase in the Company's adjusted earnings per share (as defined in the applicable award agreement). The awards are considered stock-based compensation and are classified as liabilities measured at fair value as of the respective period end. For the three months ended June 30, 2020 and 2019, a credit of $0.3 million and an expense of $0.8 million, respectively, were included in total stock-based compensation expense related to LTIP awards. For the six months ended June 30, 2020 and 2019, $0.4 million and $1.2 million, respectively, were included in total stock-based compensation expense related to LTIP awards. At June 30, 2020 and December 31, 2019, liabilities of $1.8 million and $2.9 million, respectively, related to LTIP awards were included as part of accrued employee compensation and benefits in the Consolidated Balance Sheets.

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

As of June 30, 2020, the franchise operations segment consisted of (i) 1,680 restaurants operated by Applebee’s franchisees in the United States, two U.S. territories and 11 countries outside the United States and (ii) 1,823 restaurants operated by IHOP franchisees and area licensees in the United States, two U.S. territories and 13 countries outside the United States. Franchise operations revenue consists primarily of franchise royalty revenues, franchise advertising revenue, sales of proprietary products to franchisees (primarily pancake and waffle dry mixes for the IHOP restaurants), and franchise fees.  Franchise operations expenses include advertising expenses, the cost of IHOP proprietary products, bad debt expense, franchisor contributions to marketing funds, pre-opening training expenses and other franchise-related costs.

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

Dine Brand Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

12. Segments (Continued)

Information on segments is as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(In millions)
Revenues from external customers:
Franchise operations	$67.8	$162.7	$212.9	$331.6
Rental operations	23.7	29.9	52.7	60.6
Company restaurants	16.8	33.7	48.1	69.5
Financing operations	1.4	1.8	2.9	3.6
Total	$109.7	$228.1	$316.6	$465.3

Interest expense:
Rental operations	$1.5	$1.9	$3.1	$4.3
Company restaurants	0.5	0.5	1.0	1.1
Corporate	17.1	14.6	32.3	30.0
Total	$19.1	$17.0	$36.4	$35.4

Depreciation and amortization:
Franchise operations	$2.6	$2.6	$5.1	$5.1
Rental operations	3.1	3.4	6.3	6.9
Company restaurants	1.7	1.8	3.2	3.1
Corporate	3.4	2.8	6.7	5.7
Total	$10.7	$10.6	$21.3	$20.8

Gross profit, by segment:
Franchise operations	$30.8	$83.8	$106.4	$172.4
Rental operations	2.4	7.0	8.9	15.0
Company restaurants	(4.4)	2.5	(3.4)	6.7
Financing operations	1.2	1.6	2.6	3.3
Total gross profit	30.0	94.9	114.5	197.4
Corporate and unallocated expenses, net	(176.9)	(65.8)	(232.2)	(127.2)
(Loss) income before income tax provision	$(146.8)	$29.1	$(117.7)	$70.2

13. Net (Loss) Income per Share

The computation of the Company's basic and diluted net income per share is as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(In thousands, except per share data)
Numerator for basic and diluted (loss) income per common share:
Net (loss) income	$(134,779)	$21,390	$(112,451)	$53,033
Less: Net loss (income) allocated to unvested participating restricted stock	4,763	(719)	3,961	(1,827)
Net (loss) income available to common stockholders - basic	(130,016)	20,671	(108,490)	51,206
Effect of unvested participating restricted stock in two-class calculation	3	7	—	20
Net (loss) income available to common stockholders - diluted	$(130,013)	$20,678	$(108,490)	$51,226
Denominator:
Weighted average outstanding shares of common stock - basic	16,177	17,181	16,215	17,262
Dilutive effect of stock options	—	382	—	364
Weighted average outstanding shares of common stock - diluted	16,177	17,563	16,215	17,626
Net (loss) income per common share:
Basic	$(8.04)	$1.20	$(6.69)	$2.97
Diluted	$(8.04)	$1.18	$(6.69)	$2.91

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

13. Net (Loss) Income per Share (Continued)
For the six months ended June 30, 2020, diluted loss per common share was computed using the basic weighted average number of shares outstanding during the period as the 101,000 shares from common stock equivalents would have been antidilutive. There were no common stock equivalents for the three months ended June 30, 2020.

14. Fair Value Measurements
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

The fair values of the Company's 2019 Class A-2 Notes at June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020	December 31, 2019
	(In millions)
Face Value of Class A-2 Notes	$1,300.0	$1,300.0
Fair Value of Class A-2 Notes	$1,122.8	$1,326.3

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

Lease Guarantees

In connection with the sale of Applebee’s restaurants to franchisees, the Company has, in certain cases, guaranteed or has potential continuing liability for lease payments totaling $250.3 million as of June 30, 2020. This amount represents the maximum potential liability for future payments under these leases. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from 2020 through 2048. Excluding unexercised option periods, the Company's potential liability for future payments under these leases is $36.8 million. In the event of default, the indemnity and default clauses in the sale or assignment agreements govern the Company's ability to pursue and recover damages incurred.

16. Restricted Cash

Current restricted cash of $31.2 million at June 30, 2020 primarily consisted of $29.5 million of funds required to be held in trust in connection with the Company's securitized debt and $1.6 million of funds from Applebee's franchisees pursuant to franchise agreements, usage of which was restricted to advertising activities. Current restricted cash of $40.7 million at December 31, 2019 primarily consisted of $38.4 million of funds required to be held in trust in connection with the Company's securitized debt and $2.3 million of funds from Applebee's franchisees pursuant to franchise agreements, usage of which was restricted to advertising activities.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

16. Restricted Cash (Continued)

Non-current restricted cash of $32.8 million at June 30, 2020 and $15.7 million at December 31, 2019 represents interest reserves required to be set aside for the duration of the Company's securitized debt. During the six months ended June 30, 2020, the Company voluntarily increased the reserve from the required $16.4 million (one quarter of interest and fees related to the 2019 Class A-1 Notes and 2019 Class A-2 Notes) to the current balance of $32.8 million.

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

Through various subsidiaries, we own, franchise and operate the Applebee's Neighborhood Grill & Bar® (“Applebee's”) concept in the bar and grill segment within the casual dining category of the restaurant industry and we own and franchise the International House of Pancakes® (“IHOP”) concept in the family dining category of the restaurant industry. References herein to Applebee's® and IHOP® restaurants are to these two restaurant concepts, whether operated by franchisees, area licensees and their sub-licensees (collectively, “area licensees”) or by us. With over 3,500 restaurants combined, the substantial majority of which are franchised, we believe we are one of the largest full-service restaurant companies in the world. The June 15, 2020 issue of Nation's Restaurant News reported that IHOP and Applebee's were the largest restaurant systems in the family dining and casual dining categories, respectively, in terms of United States system-wide sales during 2019.

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

Ongoing Impact of COVID-19

The global pandemic declared in March 2020 by the World Health Organization related to the outbreak of a novel strain of coronavirus, designated “COVID-19,” continued to have a significant adverse impact on our operations throughout the second fiscal quarter and remains ongoing. Initially, international, federal, state and local governments reacted to the COVID-19 pandemic by encouraging or requiring “social distancing,” instituting shelter-in-place orders, and requiring, in varying degrees, reduced operating hours, restaurant dine-in limitations, capacity limitations or other restrictions that largely limited restaurants to take-out and delivery sales. While shelter-in-place directives largely have been removed as of June 30, 2020, most international, federal, state and local governments have maintained protocols that limit restaurant dine-in occupancy levels to 50% capacity or less at most of our restaurants. We and our franchisees have instituted operational procedures to comply with applicable regulatory requirements and to monitor developing health authority recommendations in order to protect the health and foster the confidence of employees and guests at the restaurants.

We have taken several actions to mitigate the effects of the COVID-19 pandemic on the Company, its operations and its franchisees, as discussed below, some of which were initiated in March 2020:

•We drew down a total of $220 million from our revolving credit facility. Including approximately $3 million in letters of credit, $223 million of the total $225 million available under our revolving facility has been utilized. We had no immediate need for additional liquidity, but in light of then-current market conditions and uncertainty related to the COVID-19 pandemic, we drew on the revolving facility to maximize our financial flexibility.

•We ceased repurchasing our common stock for the foreseeable future and our Board of Directors has decided not to declare a dividend for the second and third quarters of 2020. We will reevaluate our capital allocation strategy as industry conditions improve and normal restaurant operations resume.
•We voluntarily increased the interest reserve set aside for our securitized debt, from the required $16.4 million to $34.8 million.
•We voluntarily accelerated the funding of interest on our securitized debt with the redirection of cash receipts within the securitization structure. As of July 27, 2020, the interest payments on long-term debt due September 8, 2020 and December 7, 2020 have been fully funded, in addition to the $32.8 million of interest reserve noted above.
•We have reduced discretionary costs, limited new hiring and significantly reduced the use of independent contractors. As of June 30, 2020, approximately one-third of the team members across various functional groups in our restaurant support centers remain furloughed, while most of the hourly restaurant associates at our company-operated restaurants have returned to work following the re-opening of those restaurants. Our General & Administrative (“G&A”) expenses for the three and six months ended June 30, 2020 were lower than the same periods of the prior year by $8.5 million and $13.7 million, respectively.
•We offered Applebee's franchisees the opportunity to defer payment of their royalty, advertising and IT support fees, primarily amounts due for the months of March and April. A total of 30 franchisees representing 94% of Applebee’s restaurants have deferred payments totaling $33.4 million. Amounts deferred are scheduled to be repaid over nine months, beginning in the third quarter of 2020, and are not subject to any interest charges or other fees.
•We offered IHOP franchisees the opportunity to defer their royalty, advertising, equipment rent and sublease rent payments, primarily amounts due for the months of March and April. A total of 193 franchisees representing 58% of IHOP restaurants have deferred payments totaling $22.3 million. Amounts deferred are scheduled to be repaid over 36 weeks, beginning in the third quarter of 2020, and are not subject to any interest charge or other fees.
•We received rent deferrals and abatements on properties we lease of approximately $11 million, primarily related to properties on which IHOP restaurants are located, of which approximately $8 million relates to amounts scheduled to paid as of June 30, 2020 and $3 million relates to deferrals to be received over the last six months of 2020.
•We allowed franchisees to defer their 2020 unit remodel and development obligations for up to 12 months.
•We have worked with our franchisees to offer a limited menu and to modify their operating hours in the way they feel can optimize the functionality of their restaurants.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. Among the various provisions in the CARES Act, the Company is utilizing the payroll tax deferrals offered and has claimed an Employee Retention Credit. As of June 30, 2020, the Company has deferred the payment of $0.7 million of payroll taxes, of which 50% will be paid by December 31, 2021 and the remaining 50% will be paid by December 31, 2022. The Company also has claimed an Employee Retention Credit of $0.5 million as of June 30, 2020.The Company did not receive any form of loan pursuant to the Paycheck Protection Program established under the CARES Act. Other than the deferrals and credits noted above, the Company did not receive financial aid pursuant to assistance programs offered by the federal government related to the COVID-19 pandemic.

Our total cash balances as of December 31, 2019, March 31, 2020 and June 30, 2020 were are follows:

	December 31, 2019	March 31, 2020	June 30, 2020
		(In millions)
Cash and cash equivalents	$116.0	$344.6	$278.5
Restricted cash, current	40.7	34.2	31.2
Restricted cash, non-current	15.7	16.4	32.8
Total	$172.4	$395.2	$342.5

The increase in total cash balances from December 31, 2019 to March 31, 2020 is primarily due to the draw-down of $220 million from our revolving credit facility in March 2020. The decrease in total cash balances from March 31, 2020 to June 30, 2020 is primarily due the impact on our operations of the COVID-19 pandemic as discussed under “Consolidated Results of Operations - Comparison of the Three and Six Months ended June 30, 2020 and June 30, 2019” as well as to our offering franchisees the opportunity to defer payments due to us as noted above.
Operating activities used cash of $10.4 million for the six months ended June 30, 2020, while operating activities generated cash of $69.3 million for the six months ended June 30, 2019. The decrease primarily was due a significant decline in customer traffic at our restaurants that adversely impacted our segment operations and to payment deferrals we offered to our franchisees, partially offset by reduced G&A expenses and rent deferrals and abatements we received from our landlords. Franchisees are scheduled to begin repaying the deferrals noted above in the third quarter of 2020. Based on current forecasts, we believe we will return to generating cash from operations for the remainder of 2020.

Based on projected positive operating cash flows, required interest and debt payments and other forecast expenditures, we believe we have adequate cash for at least the next 12 months to fund our operations and meet all of our financial commitments.

As international, federal, state and local governments began to remove or modify existing restrictions on dine-in restaurant operations in certain jurisdictions, we and our franchisees have been able to increase dine-in services at Applebee's and IHOP restaurants in compliance with jurisdictional requirements. As a result, the operating status of IHOP and Applebee's restaurants changed during the second quarter of 2020 as follows:

	Status as of 2020 Fiscal Month Ended
	March	April	May	June
Applebee's Domestic
Restaurants with dining rooms open*	4	46	815	1,522
Restaurants limited to off-premise sales	1,402	1,397	761	70
Restaurants temporarily closed	251	208	71	41
Total	1,657	1,651	1,647	1,633
% of total operating in some capacity	85%	87%	96%	97%

IHOP Domestic
Restaurants with dining rooms open*	204	3	925	1,485
Restaurants limited to off-premise sales	1,158	1,334	593	76
Restaurants temporarily closed	347	366	182	134
Total	1,709	1,703	1,700	1,695
% of total operating in some capacity	80%	79%	89%	92%

International
Restaurants with dining rooms open*	63	36	68	131
Restaurants limited to off-premise sales	55	89	75	56
Restaurants temporarily closed	131	124	102	57
Total	249	249	245	244
% of total operating in some capacity	47%	50%	58%	77%

* In most instances, limited to 50% capacity or less and/or reduced operating hours

The operating status of our restaurant remains fluid and subject to change. There can be no assurance the favorable trend in operating status noted above will continue or will not reverse as government authorities modify existing restrictions or implement new restrictions on dine-in restaurant operations in responses to changes in the number of COVID-19 infections in their respective jurisdictions, such as the increase in the number of infections experienced in July 2020 in various states.

As the number of restaurants with dining rooms open increased over the second quarter, our average weekly sales per restaurant increased as well:

Average weekly unit sales (in thousands)	Fiscal Month of 2020 Ended			Three months ended June 30, 2020	Three months ended June 30, 2019
	April	May	June
Applebee's domestic	$14.6	$22.8	$34.1	$25.0	$48.4
IHOP	$8.7	$13.7	$22.2	$15.8	$36.8

Despite the improvement noted over the course of the second quarter, average weekly restaurant sales for the three months ended June 30, 2020 decreased 48% at Applebee's restaurants and 57% at IHOP restaurants compared to the same period of the prior year. The decrease primarily was due to a substantial decline in customer traffic at our restaurants which had a significant unfavorable impact on the Key Financial Results presented below. Further, the significance of the impacts of the COVID-19 pandemic resulted in our performing impairment assessments of our long-lived assets, goodwill and other intangible assets. As a result of these assessments, we recorded impairment charges of approximately $124 million in during the three months ended June 30, 2020. See Consolidated Results of Operations - Comparison of the Three and Six Months ended June 30, 2020 and June 30, 2019 - Impairment and Closure Costs” for further discussion of the impairments.

We cannot predict how long the COVID-19 pandemic and its impact on our operations will last, whether or when recurrences of the virus may arise, what restrictions on in-restaurant dining may be enacted or re-enacted, the timing and extent of customer re-engagement with our brands and, in general, what the short- and long-term impact on consumer discretionary spending the COVID-19 pandemic might have on us and the restaurant industry as a whole.

Key Financial Results

	Three months ended June 30,		Favorable (Unfavorable) Variance	Six months ended June 30,		Favorable (Unfavorable) Variance
	2020	2019		2020	2019

	(In millions, except per share data)
(Loss) income before income taxes	$(146.8)	$29.1	$(175.8)	$(117.7)	$70.2	$(187.9)
Income tax benefit (provision)	12.0	(7.7)	19.7	5.3	(17.2)	22.5
Net (loss) income	$(134.8)	$21.4	$(156.1)	$(112.5)	$53.0	$(165.5)

Effective tax rate	8.2%	26.4%	18.2%	4.5%	24.5%	20.0%

Net (loss) income per diluted share	$(8.04)	$1.18	$(9.22)	$(6.69)	$2.91	$(9.60)
			% (decrease)			% (decrease)
Weighted average diluted shares	16.2	17.6	(7.9)%	16.2	17.6	(8.0)%

The following table highlights the primary components of the decrease in our income before income taxes for the three and six months ended June 30, 2020 compared to our income before income taxes from the same periods of 2019:

	Favorable (Unfavorable) Variance
	Three months ended June 30, 2020	Six months ended June 30, 2020
	(In millions)
Impairment and closure charges	$(124.1)	$(123.9)
Decrease in gross profit:
Applebee's franchise operations	(23.8)	(30.0)
IHOP franchise operations	(29.2)	(36.0)
Company restaurant operations	(6.9)	(10.1)
Rental and financing operations	(4.7)	(6.8)
Total decrease in gross profit	(64.6)	(82.9)
Decrease in G&A expenses	8.5	13.7
Loss on extinguishment of debt	8.3	8.3
Other income and expense items	(3.8)	(3.1)
Decrease in income before income taxes	$(175.8)	$(187.9)

The significant impacts of the COVID-19 pandemic resulted in our performing impairment assessments of our long-lived assets, goodwill and other intangible assets. As a result of these assessments, we recorded an impairment to Applebee's goodwill of $92.2 million, an impairment to Applebee's intangible assets of $14.3 million and impairments to long-lived assets of both brands totaling approximately $17.2 million in the second quarter of 2020.

Gross profit for the three and six months ended June 30, 2020 decreased compared to the same periods of the prior year, primarily due to a significant decrease in customer traffic resulting from the measures undertaken to stem the spread of COVID-19 discussed above and an increase in bad debt expense during the three months ended June 30, 2020.

See “Consolidated Results of Operations - Comparison of the Three and Six Months ended June 30, 2020 and June 30, 2019” for additional discussion of the changes presented above.

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

Our key performance indicators for the three and six months ended June 30, 2020 were as follows:

	Three months ended June 30, 2020		Six months ended June 30, 2020
	Applebee's	IHOP	Applebee's	IHOP
Sales percentage decrease	(53.5)%	(64.3)%	(32.5)%	(39.1)%
% decrease in domestic system-wide same-restaurant sales	(49.4)%	(59.1)%	(29.1)%	(35.6)%
Net franchise restaurant reduction (1)	(26)	(17)	(38)	(18)
Net decrease in total effective restaurants (2)	(228)	(292)	(147)	(149)
________________________________________________

(1) Franchise and area license restaurant closings, net of openings, during the three and six months ended June 30, 2020.
(2) Change in the weighted average number of franchise, area license and company-operated restaurants open during the three and months ended June 30, 2020, compared to the weighted average number of those open during the same period of 2019.

The Applebee's and IHOP sales percentage decreases for the three and six months ended June 30, 2020 were due to a decrease in domestic same-restaurant sales primarily as a result of the effects of COVID-19, as well as a decrease in total effective restaurants. The decrease in total effective restaurants for each brand reflects both permanent closures and the weighted effect of restaurants temporarily closed during the three and six months ended June 30, 2020.

Domestic Same-Restaurant Sales

Applebee’s system-wide domestic same-restaurant sales decreased 49.4% for the three months ended June 30, 2020 and 29.1% for six months ended June 30, 2020 from the same periods of the prior year. The decreases primarily were due to a significant decline in customer traffic as a result of the effects of COVID-19 that began to impact our restaurants around the middle of March 2020, partially offset by an increase in average check.

As discussed above under Ongoing impact of COVID-19, as governments began to remove or lessen restrictions on dine-in restaurant operations in certain jurisdictions, we and our franchisees were able to increase dine-in services at Applebee's restaurants in compliance with jurisdictional requirements. After reaching a low point in April 2020, Applebee's experienced progressive improvement in same-restaurant sales, as shown below on a monthly basis for the six months ended June 30, 2020. Applebee’s comparable same-restaurant sales improved 11 out of 13 weeks through the week ended June 28, 2020 for the three months ended June 30, 2020. Off-premise activity as a percentage of sales also varied over the six months ended June 30, 2020.

	2020 Fiscal Month Ended
	Jan	Feb	March	April	May	June
Applebee's off-premise sales as % total	13.1%	14.4%	22.2%	99.8%	76.4%	40.2%

Based on data from Black Box Intelligence, a restaurant sales reporting firm (“Black Box”), Applebee's 49.4% decrease in same-restaurant sales was larger compared to the casual dining segment of the restaurant industry during the three months ended June 30, 2020. During that period, the casual dining segment also experienced a decrease in same-restaurant sales that was due to a significant decline in customer traffic as well as a slight decrease in average customer check. Applebee's decrease in traffic for the three months ended June 30, 2020 was larger than that of the casual dining segment.

Applebee's 29.1% decrease in same-restaurant sales for the six months ended June 30, 2020 was larger compared to casual dining segment of the restaurant industry during the six months ended June 30, 2020. During that period, the casual dining segment also experienced a decrease in same-restaurant sales that was due to a significant decline in customer traffic. Applebee's decrease in traffic for the six months ended June 30, 2020 was larger than that of the casual dining segment.

IHOP's system-wide domestic same-restaurant sales decreased 59.1% for the three months ended June 30, 2020 and 35.6% for the six months ended June 30, 2020 from the same periods of the prior year. The decreases primarily were due to a significant decline in customer traffic as a result of the effects of COVID-19 that began to impact our restaurants around the middle of March 2020, as well as a decrease in average check.

As discussed above under Ongoing impact of COVID-19, as governments began to remove or lessen restrictions on dine-in restaurant operations in certain jurisdictions, our franchisees were able to increase dine-in services at IHOP restaurants in compliance with jurisdictional requirements. After reaching a low point in April 2020, IHOP experienced progressive improvement in same-restaurant sales, as shown below on a monthly basis for the six months ended June 30, 2020. IHOP’s comparable same-restaurant sales improved sequentially for 12 consecutive weeks out of 13 through the week ended June 28, 2020 for the three months ended June 30, 2020. Off-premise activity as a percentage of sales also varied over the six months ended June 30, 2020.

	2020 Fiscal Month Ended
	Jan	Feb	March	April	May	June
IHOP off-premise sales as % total	9.7%	10.4%	17.0%	94.7%	68.8%	35.8%

Based on data from Black Box, IHOP's 59.1% decrease in same-restaurant sales was larger compared to the family dining segment of the restaurant industry during the three months ended June 30, 2020. During that period, the family dining segment also experienced a decrease in same-restaurant sales that was due to a significant decline in customer traffic, partially offset by a small increase in average customer check. IHOP's decrease in traffic for the three months ended June 30, 2020 was larger than that of the family dining segment.

IHOP's 35.6% decrease in same-restaurant sales for the six months ended June 30, 2020 was larger compared to the family dining segment of the restaurant industry during the six months ended June 30, 2020. During that period, the family dining segment also experienced a decrease in same-restaurant sales that was due to a significant decline in customer traffic, partially offset by an increase in average customer check. IHOP's decrease in traffic for the six months ended June 30, 2020 was larger that of the family dining segment.

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

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Applebee's Restaurant Data	(Unaudited)
Effective Restaurants(a)
Franchise	1,527	1,753	1,612	1,758
Company	67	69	68	69
Total	1,594	1,822	1,680	1,827
System-wide(b)
Domestic sales percentage change(c)	(53.5)%	(3.0)%	(32.5)%	(2.2)%
Domestic same-restaurant sales percentage change(d)	(49.4)%	(0.5)%	(29.1)%	0.6%
Franchise(b)
Domestic sales percentage change(c) (e)	(53.6)%	(6.1)%	(32.5)%	(5.4)%
Domestic same-restaurant sales percentage change(d)	(49.4)%	(0.6)%	(29.0)%	0.5%
Average weekly domestic unit sales (in thousands)	$25.0	$48.4	$35.2	$49.0

IHOP Restaurant Data
Effective Restaurants(a)
Franchise	1,375	1,656	1,510	1,656
Area license	144	155	153	156
Total	1,519	1,811	1,663	1,812
System-wide(b)
Sales percentage change(c)	(64.3)%	3.2%	(39.1)%	2.8%
Domestic same-restaurant sales percentage change, including area license restaurants(d)	(59.1)%	2.0%	(35.6)%	1.7%
Franchise(b)
Sales percentage change(c)	(64.4)%	3.3%	(39.2)%	2.8%
Domestic same-restaurant sales percentage change(d)	(58.9)%	1.9%	(35.4)%	1.5%
Average weekly unit sales (in thousands)	$15.8	$36.8	$24.6	$36.9
Area License(b)
Sales percentage change(c)	(63.3)%	2.0%	(38.1)%	2.3%
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

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Reported sales (in millions)	(Unaudited)

Applebee's domestic franchise restaurant sales	$472.0	$1,016.5	$1,390.2	$2,060.7
Applebee's company-operated restaurants	16.8	33.7	48.1	69.5
IHOP franchise restaurant sales	282.1	791.6	966.9	1,590.4
IHOP area license restaurant sales	26.4	71.8	90.4	146.1
Total	$797.3	$1,913.6	$2,495.6	$3,866.7

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
(e)   The Applebee's franchise sales percentage change for the six months ended June 30, 2019 was impacted by the acquisition of 69 franchise restaurants in December 2018 that became reported as company-operated.

Restaurant Development Activity	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Applebee's	(Unaudited)
Summary - beginning of period:
Franchise	1,706	1,761	1,718	1,768
Company restaurants	69	69	69	69
Beginning of period	1,775	1,830	1,787	1,837

Franchise restaurants opened:
Domestic	—	—	—	—
International	—	1	—	1
Total franchise restaurants opened	—	1	—	1
Franchise restaurants permanently closed:
Domestic	(24)	(13)	(32)	(17)
International	(2)	(3)	(6)	(6)
Total franchise restaurants permanently closed	(26)	(16)	(38)	(23)
Net franchise restaurant reduction	(26)	(15)	(38)	(22)

Summary - end of period:
Franchise	1,680	1,746	1,680	1,746
Company restaurants	69	69	69	69
Total Applebee's restaurants, end of period	1,749	1,815	1,749	1,815
Domestic	1,633	1,676	1,633	1,676
International	116	139	116	139

Restaurant Development Activity	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
IHOP
Summary - beginning of period:
Franchise	1,680	1,663	1,680	1,669
Area license	160	159	161	162
Total IHOP restaurants, beginning of period	1,840	1,822	1,841	1,831

Franchise/area license restaurants opened:
Domestic franchise	1	9	7	15
Domestic area license	—	2	1	2
International franchise	—	2	2	2
Total franchise/area license restaurants opened	1	13	10	19
Franchise/area license restaurants permanently closed:
Domestic franchise	(13)	(1)	(19)	(12)
Domestic area license	(1)	(2)	(3)	(5)
International franchise	(2)	(4)	(4)	(5)
International area license	(2)	—	(2)	—
Total franchise/area license restaurants permanently closed	(18)	(7)	(28)	(22)
Net franchise/area license restaurant (reduction) addition	(17)	6	(18)	(3)

Summary - end of period:
Franchise	1,666	1,669	1,666	1,669
Area license	157	159	157	159
Total IHOP restaurants, end of period	1,823	1,828	1,823	1,828
Domestic	1,696	1,705	1,696	1,705
International	127	123	127	123
The closures presented in the tables above represent permanent closures of restaurants. Temporary closures, which can occur for a variety of reasons, are not reflected as a reduction in this table and temporarily closed restaurants are included in the summary counts at the beginning and end of each period shown. Temporary closures are reflected in the weighted calculation of Effective Restaurants presented in the preceding Restaurant Data table. Our franchisees are independent businesses and decisions to close restaurants can be impacted by numerous factors that are outside of our control, including but not limited to, franchisees' agreements with their landlords and lenders.

As previously disclosed, in April 2020, an IHOP franchisee that operated 49 locations initiated an assignment for the benefit of creditors and subsequently filed for bankruptcy. In July 2020, that franchisee completed the sale of 41 of the 49 temporarily closed locations to a new franchisee approved by us. The eight restaurants that were not sold are reflected as domestic franchise closures in the restaurant development table above. As part of the transaction, we received $4.6 million that included amounts owed to us under the franchise documents.

For the full year of 2020, we believe our expectations regarding net restaurant development and closures by our Applebee’s franchisees and IHOP franchisees and area licensees could be materially impacted by the continuing impact of COVID-19 and our temporary suspension of franchisee development obligations in response thereto. Given the significant uncertainties related to the COVID-19 pandemic, including the timing of lifting of dine-in operating restrictions on restaurants, customer re-engagement with our brands and the short- and long-term impact on consumer discretionary spending, we have withdrawn our 2020 net restaurant development and closure guidance issued on February 24, 2020.

CONSOLIDATED RESULTS OF OPERATIONS
Comparison of the Three and Six Months ended June 30, 2020 and June 30, 2019

Financial Results

Revenue	Three months ended June 30,		Favorable (Unfavorable) Variance	Six months ended June 30,		Favorable (Unfavorable) Variance
	2020	2019		2020	2019

	(In millions)
Franchise operations	$67.8	$162.7	$(94.8)	$212.9	$331.6	$(118.7)
Rental operations	23.7	29.9	(6.2)	52.7	60.6	(7.9)
Company restaurant operations	16.8	33.7	(16.9)	48.1	69.5	(21.4)
Financing operations	1.4	1.8	(0.4)	2.9	3.6	(0.7)
Total revenue	$109.7	$228.1	$(118.4)	$316.6	$465.3	$(148.7)
Change vs. prior period	(51.9)%			(32.0)%

Total revenue for franchise and company restaurant operations for the three and six months ended June 30, 2020 decreased compared with the same periods of the prior year, primarily due to a significant decline in customer traffic at our restaurants as a result of the effects of measures put in place by various levels of government to mitigate the spread of the COVID-19 virus and related changes in consumer behavior. Rental operations revenue was impacted to a lesser degree, primarily due to a decline in rent paid based on a percentage of franchisees' retail sales

Gross Profit	Three months ended June 30,		Favorable (Unfavorable) Variance	Six months ended June 30,		Favorable (Unfavorable) Variance
	2020	2019		2020	2019

	(In millions)
Franchise operations	$30.8	$83.8	$(53.0)	$106.4	$172.4	$(66.0)
Rental operations	2.5	7.0	(4.5)	8.9	15.0	(6.1)
Company restaurant operations	(4.4)	2.5	(6.9)	(3.4)	6.7	(10.1)
Financing operations	1.2	1.6	(0.2)	2.6	3.3	(0.7)
Total gross profit	$30.1	$94.9	$(64.6)	$114.5	$197.4	$(82.9)
Change vs. prior period	(68.2)%			(42.0)%

Total gross profit for the three and six months ended June 30, 2020 decreased compared with the same periods of the prior year, primarily due to a significant decline in customer traffic at our restaurants as a result of the effects of measures put in place by various levels of government to mitigate the spread of the COVID-19 virus and related changes in consumer behavior, as well as increases in bad debt expense of $5.2 million and $6.2 million, respectively, for three and six months ended June 30, 2020.

	Three months ended June 30,		Favorable (Unfavorable) Variance	Six months ended June 30,		Favorable (Unfavorable) Variance
Franchise Operations	2020	2019		2020	2019
	(In millions, except number of restaurants)
Effective Franchise Restaurants:(1)
Applebee’s	1,527	1,753	(226)	1,612	1,758	(146)
IHOP	1,519	1,811	(292)	1,663	1,812	(149)

Franchise Revenues:
Applebee’s franchise fees	$19.9	$41.4	$(21.5)	$57.7	$84.7	$(27.0)
IHOP franchise fees	18.9	49.6	(30.7)	64.4	102.5	(38.1)
Advertising fees	29.1	71.7	(42.6)	90.8	144.4	(53.6)
Total franchise revenues	67.9	162.7	(94.8)	212.9	331.6	(118.7)
Franchise Expenses:
Applebee’s	3.5	1.1	(2.4)	4.7	1.7	(3.0)
IHOP	4.5	6.1	1.6	11.0	13.1	2.1
Advertising expenses	29.1	71.7	42.6	90.8	144.4	53.6
Total franchise expenses	37.1	78.9	41.8	106.5	159.2	52.7
Franchise Gross Profit:
Applebee’s	16.4	40.3	(23.9)	53.0	83.0	(30.0)
IHOP	14.4	43.5	(29.1)	53.4	89.4	(36.1)
Total franchise gross profit	$30.8	$83.8	$(53.0)	$106.4	$172.4	$(66.0)
Gross profit as % of revenue (2)	45.4%	51.5%		50.0%	52.0%
Gross profit as % of franchise fees (2)(3)	79.4%	92.1%		87.1%	92.1%
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

Applebee’s franchise fee revenue for the three months ended June 30, 2020 declined 51.9% compared to the same period of the prior year. Approximately $18.0 million of the decline was due to a decrease of 49.4% in domestic franchise same-restaurant sales primarily caused by the adverse impact on customer traffic of COVID-19-related mitigation measures and changes in consumer behavior. Additionally, revenue decreased $2.5 million due to temporary domestic restaurant closures, $0.8 million due to permanent domestic restaurant closures. International revenues declined $1.4 million due primarily to decline in customer traffic primarily due to COVID-19 mitigation measures and permanent and temporary restaurant closures.

The increase in Applebee's franchise expenses for the three months ended June 30, 2020 compared with the same period of the prior year was due to an increase in bad debt expense. Bad debt expense for the three months ended June 30, 2020 was $2.7 million as compared to no bad debt expense during the three months ended June 30, 2019.

IHOP franchise fee revenue for the three months ended June 30, 2020 decreased 61.9% compared to the same period of the prior year, primarily due to lower royalty and pancake and waffle dry mix revenues resulting from a 58.9% decrease in domestic franchise same-restaurant sales primarily caused by the adverse impact on customer traffic of COVID-19-related mitigation measures and changes in consumer behavior. International revenues declined $2.1 million. Partially offsetting these unfavorable items was an increase in forfeited franchise fees. IHOP franchise expenses for the three months ended June 30, 2020 declined from the same period of the prior year primarily due to a decrease in purchase of pancake and waffle dry mix, partially offset by an increase in bad debt expense. IHOP's bad debt expense for the three months ended June 30, 2020 was $2.5 million as compared to a small amount of bad debt recovery during the three months ended June 30, 2019.
Total franchise gross profit decreased for the three months ended June 30, 2020 compared to the same period of the prior year, primarily due to significant decreases in domestic franchise same-restaurant sales for both Applebee's and IHOP primarily resulting from the adverse impact on customer traffic of COVID-19-related mitigation measures and changes in consumer behavior, and an increase in bad debt expense.

Applebee’s franchise fee revenue for the six months ended June 30, 2020 declined 31.9% compared to the same period of the prior year. Approximately $22.2 million of the decline was due to a decrease of 29.0% in domestic franchise same-restaurant sales primarily caused by the adverse impact on customer traffic of COVID-19-related mitigation measures and changes in consumer behavior. Additionally, revenue decreased $2.7 million due to temporary domestic restaurant closures and$1.3 million due to permanent domestic restaurant closures. International revenues declined $1.8 million due primarily to decline in customer traffic and permanent and temporary restaurant closures.

The increase in Applebee's franchise expenses for the six months ended June 30, 2020 compared with the same period of the prior year was due to $3.3 million increase in bad debt expense. Bad debt expense for the six months ended June 30, 2020 was $2.9 million as compared to a bad debt recovery of $0.4 million during the six months ended June 30, 2019.

IHOP franchise fee revenue for the six months ended June 30, 2020 decreased 37.2% compared to the same period of the prior year, primarily due to lower royalty and pancake and waffle dry mix revenues resulting from a 35.4% decrease in domestic franchise same-restaurant sales primarily caused by the adverse impact on customer traffic of COVID-19-related mitigation measures and changes in consumer behavior. International revenues declined $2.2 million. IHOP franchise expenses for the six months ended June 30, 2020 declined from the same period of the prior year primarily due to a decrease in purchase of pancake and waffle dry mix, partially offset by a $2.7 million increase in bad debt expense. IHOP bad debt expense for the six months ended June 30, 2020 was $2.5 million compared to a bad debt recovery of $0.2 million for the prior year period.
Total franchise gross profit decreased for the six months ended June 30, 2020 compared to the same period of the prior year, primarily due to significant decreases in domestic franchise same-restaurant sales for both Applebee's and IHOP primarily resulting from the adverse impact on customer traffic of COVID-19-related mitigation measures and changes in consumer behavior, and an increase in bad debt expense.

Advertising revenue and expense by brand for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three months ended June 30,		Increase (decrease)	Six months ended June 30,		Increase (decrease)
	2020	2019		2020	2019
	(In millions)
Advertising Revenues and Expenses:
Applebee’s	$18.4	$42.4	$(24.0)	$54.9	$85.4	$(30.5)
IHOP	10.7	29.4	(18.7)	35.9	59.0	(23.1)
Total advertising revenues and expenses	$29.1	$71.8	$(42.7)	$90.8	$144.4	$(53.6)

Applebee's advertising revenue and expense for the three months ended June 30, 2020 decreased 56.6% compared to the same period of the prior year, primarily due to the decrease of 49.4% in domestic franchise same-restaurant sales and a $1.1 million increase in uncollected amounts from franchisees. IHOP's advertising revenue and expense for the three months ended June 30, 2020 decreased 63.6% compared to the same period of the prior year, primarily due to the decrease of 58.9% in domestic franchise same-restaurant sales.

Applebee's advertising revenue and expense for the six months ended June 30, 2020 decreased 35.7% compared to the same period of the prior year, primarily due to the decrease of 29.0% in domestic franchise same-restaurant sales. IHOP's advertising revenue and expense for the six months ended June 30, 2020 decreased 39.2% compared to the same period of the prior year, primarily due to the decrease of 35.4% in domestic franchise same-restaurant sales.

It is our accounting policy to recognize any deficiency or recovery of a previously recognized deficiency in advertising fee revenue compared to advertising expenditure in the fourth quarter of our fiscal year.

Rental Operations	Three months ended June 30,		Favorable (Unfavorable) Variance	Six months ended June 30,		Favorable (Unfavorable) Variance
	2020	2019		2020	2019
	(In millions)
Rental revenues	$23.7	$29.9	$(6.2)	$52.7	$60.6	$(7.9)
Rental expenses	21.2	22.9	1.7	43.8	45.6	1.8
Rental operations gross profit	$2.5	$7.0	$(4.5)	$8.9	$15.0	$(6.1)
Gross profit as % of revenue (1)	10.4%	23.2%		17.0%	24.8%
___________________________________________________
(1) Percentages calculated on actual amounts, not rounded amounts presented above.

Rental operations relate primarily to IHOP franchise restaurants. Rental income includes sublease revenue from operating leases and interest income from direct financing leases. Rental expenses are costs of prime operating leases and interest expense on prime financing leases.

Rental segment revenue for the three months ended June 30, 2020 decreased as compared to the same period of the prior year primarily due to a $3.0 million decline in rental income based on a percentage of franchisees' retail sales, a $1.6 million decrease in base rent due to restaurant closures and lease buy-outs and a progressive decline of $0.5 million in interest income as direct financing leases are repaid. Rental segment expenses for the three months ended June 30, 2020 decreased compared to the same period of the prior year primarily due to a $0.7 million decrease in rent paid based on a percentage of franchisees' retail sales and a $0.4 million decrease in interest expense as finance lease obligations are repaid.
Rental segment revenue for the six months ended June 30, 2020 decreased as compared to the same period of the prior year, primarily due to a $4.0 million decrease in rental income based on a percentage of franchisees' retail sales, a $2.3 million decrease in base rent due to restaurant closures and lease buy-outs and a progressive decline of $0.8 million in interest income as direct financing leases are repaid . Rental segment expenses for the six months ended June 30, 2020 decreased compared to the same period of the prior year primarily due to a $0.9 million decrease in rent paid based on a percentage of franchisees' retail sales and a $1.2 million decrease in interest expense as finance lease obligations are repaid.

Company Restaurant Operations

	Three months ended June 30,		Favorable (Unfavorable) Variance	Six months ended June 30,		Favorable (Unfavorable) Variance
	2020	2019		2020	2019

Effective Restaurants	67	69	(2)	68	69	(1)
	(In millions)
Company restaurant sales(1)	$16.8	$33.7	$(16.9)	$48.1	$69.5	$(21.4)
Company restaurant expenses(1)	20.1	31.2	11.1	50.5	62.8	12.3
Company restaurant expenses(2)	1.0	—	(1.0)	1.0	—	(1.0)
Company restaurant gross profit	$(4.4)	$2.5	$(6.9)	$(3.4)	$6.7	$(10.1)
Gross profit as % of revenue (3)	(19.9)%	7.5%		(4.9)%	9.7%
_____________________________________________________
(1) Related to 69 Applebee's company-operated restaurants.
(2) Costs associated with IHOP restaurants in the process of being refranchised.
(3) Calculated for Applebee's company-operated restaurants only. Percentages calculated on actual amounts, not rounded amounts presented above.

The majority of the 69 company-operated Applebee's restaurants have remained open throughout the three and six months ended June 30, 2020; the decrease in effective restaurants for the three and six months ended June 30, 2020 reflects the temporary closure of seven restaurants for a short period of time in April 2020. In compliance with state and local requirements, the restaurants were largely limited to off-premise sales for approximately 10 weeks ( the last three weeks of the first quarter and the first seven weeks of the second quarter). By mid-May, 2020, the dining rooms for all 69 restaurants were open but limited to no more than 50% of capacity. As a result of these restrictions, same-restaurant sales decreased 49.2% and 30.2%, respectively, for the three and six months ended June 30, 2020. The comparison of gross profit for Applebee's company-operated restaurants as a percentage of revenue for the three and six months ended June 30, 2020 as compared to the same periods of the prior year was adversely impacted by the COVID-19-related operating constraints described above.

In addition, Company segment restaurant expenses for the three and six months ended June 30, 2020 include approximately $1.0 million of costs associated with certain IHOP restaurants while in the process of being refranchised.

Financing Operations

Financing revenues primarily consist of interest income from the financing of IHOP equipment leases and franchise fees, sales of equipment associated with refranchised IHOP restaurants and interest income on Applebee's notes receivable from franchisees. Financing expenses are the cost of any restaurant equipment sold associated with refranchised IHOP restaurants.

Financing revenue and gross profit for the three and six months ended June 30, 2020 declined primarily because of decreases in interest income as note balances are repaid.

G&A Expenses	Three months ended June 30,		Favorable (Unfavorable) Variance	Six months ended June 30,		Favorable (Unfavorable) Variance
	2020	2019		2020	2019
	(In millions)
Total G&A expenses	$30.9	$39.4	$8.5	$68.5	$82.2	$13.7

G&A expenses for the three months ended June 30, 2020 decreased 21.6% compared to the same period of the prior year, primarily due to a $6.2 million decrease in personnel-related costs, as well as decreases in travel, conference and consumer research costs, partially offset by increased depreciation primarily related to capitalized software projects. The decline in personnel-related costs was primarily due to lower costs of salaries and benefits, related in large part to the furloughing of approximately one-third of team members across various functional groups in our restaurant support centers, as well as lower costs of equity-based and other incentive compensation. Included in total G&A expenses for the three months ended June 30, 2020 were $0.9 million of expenses related to company-operated restaurants, a decrease of $0.2 million from the same period of the prior year.

G&A expenses for the six months ended June 30, 2020 decreased 16.7% compared to the same period of the prior year, primarily due to an $11.7 million decrease in personnel-related costs, as well as decreases in travel, conferences and consumer research costs, partially offset by increased depreciation primarily related to capitalized software projects. The decline in personnel-related costs was primarily due to lower costs of salaries and benefits, related in large part to the furloughing of approximately one-third of team members across various functional groups in our restaurant support centers, as well as lower costs of equity-based and other incentive compensation. Included in total G&A expenses for the six months ended June 30, 2020 were $2.2 million of expenses related to company-operated restaurants, a decrease of $0.3 million from the same period of the prior year.

Impairment and Closure Costs	Three months ended June 30,		Favorable (Unfavorable) Variance	Six months ended June 30,		Favorable (Unfavorable) Variance
	2020	2019		2020	2019
	(In millions)
Goodwill impairment	$92.2	$—	$(92.2)	$92.2	$—	$(92.2)
Tradename impairment	11.0	—	(11.0)	11.0	—	(11.0)
Long-lived asset impairment	17.2	—	(17.2)	17.2	—	(17.2)
Impairment of reacquired franchise rights	3.3	—	(3.3)	3.3	—	(3.3)
Closure costs	0.7	0.3	(0.4)	0.7	0.5	(0.2)
Total	$124.4	$0.3	$(124.1)	$124.4	$0.5	$(123.9)

The Company evaluates its goodwill and the indefinite-lived Applebee's tradename for impairment annually in the fourth quarter of each year or on an interim basis if events or changes in circumstances between annual tests indicate a potential impairment. Definite-lived intangible assets and long-lived tangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable based on estimated undiscounted future cash flows.

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly spreading outbreak of COVID-19. We first began to experience impacts from COVID-19 around the middle of March 2020, as international, federal, state and local governments began to react to the public health crisis by encouraging or requiring “social distancing,” instituting shelter-in-place orders, and requiring, in varying degrees, reduced operating hours, restaurant dine-in limitations, capacity limitations or other restrictions that largely limited restaurants to take-out and delivery sales. Accordingly, during the three months ended March 31, 2020, we performed assessments to determine whether the impacts of COVID-19 indicated a potential impairment to our goodwill and intangible assets (primarily related to our acquisition of Applebee's in 2007), as well as our tangible assets. We evaluated multiple scenarios modeling impacts of COVID-19 on our key performance indicators and our long-term view of future trends in sales, operating expenses, overhead expenses, depreciation, capital expenditures and changes in working capital. We also considered the continuing favorable benefits of the Tax Cuts and Jobs Act of 2017, the strong recovery of the Applebee's brand in 2018 and the Applebee's brand performance during the first quarter of 2020 through the week ended March 8, 2020, and the market value of our stock, absolute and relative to the overall U. S. stock market, throughout the first quarter of 2020. We concluded, based on information available at that time, it was not more likely than not that the carrying value of goodwill and intangible assets exceeded fair value as of March 31, 2020.

In the second quarter of 2020, the Company noted that its common stock had recovered less of its early March 2020 (pre-pandemic) market value than the overall U.S. stock market had recovered. The Company also was able to assess several additional months of data as to the impact of the COVID-19 pandemic on its operations and, in turn, assess the impact that might have on the risk premium incorporated into its discount rate. Based on these developments, the Company determined that an interim quantitative test of goodwill and indefinite-lived intangible assets for impairment should be performed as of May 24, 2020. In determining fair value, the Company utilized valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The fair value technique used in this instance is classified as Level 3, where unobservable inputs are used when little or no market data is available.

In performing the quantitative test for impairment of goodwill, we used the income approach method of valuation that includes the discounted cash flow method and the market approach that includes the guideline public company method to determine the fair value of goodwill and intangible assets. Significant assumptions made by management in estimating fair value under the discounted cash flow model include future trends in sales, operating expenses, overhead expenses, depreciation, capital expenditures and changes in working capital, along with an appropriate discount rate based on our estimated cost of equity capital and after-tax cost of debt. Significant assumptions used to determine fair value under the guideline public company method include the selection of guideline companies and the valuation multiples applied.

In performing the impairment review of the tradename, we used the relief of royalty method under the income approach method of valuation. Significant assumptions used to determine fair value under the relief of royalty method include future trends in sales, a royalty rate and a discount rate to be applied to the forecast revenue stream.

As a result of performing the quantitative test of impairment, the Company recognized an impairment of Applebee's goodwill of $92.2 million and an impairment of Applebee's tradename of $11.0 million.

The majority of the impairment was due to an increase in the assessed risk premium incorporated in the discount rate. These assets are at risk of additional impairment in the future in the event of sustained downward movement in the Company's stock price, downward revisions of long-term performance assumptions or increases in the assumed long-term discount rate.

The long-lived asset impairment related to 46 Applebee's company-operated restaurants and 33 IHOP franchisee-operated restaurants for which the carrying amount exceeded the undiscounted cash flows The impairment recorded represented the difference between the carrying value and the estimated fair value. Approximately $9.4 million of the total impairment related to operating lease right-of-use assets that had been recorded in 2019 upon adoption of new accounting guidance for leases codified in Accounting Standards Topic 842, while $7.8 million related to impairments of land, building, leasehold improvements and finance leases. The impairments by individual property varied in amount, ranging from the largest single-property impairment of $1.3 million to less than $5,000.

An impairment of $3.3 million was recognized related to the reacquired franchise rights intangible asset recorded in the purchase price allocation of the December 2018 acquisition of 69 Applebee's restaurants from a former franchisee.

Other Income and Expense Items	Three months ended June 30,		Favorable (Unfavorable) Variance	Six months ended June 30,		Favorable (Unfavorable) Variance
	2020	2019		2020	2019
	(In millions)
Interest expense, net	$17.1	$14.6	$(2.5)	$32.3	$30.0	$(2.3)
Amortization of intangible assets	2.8	2.9	0.1	5.6	5.9	0.3
Loss on disposition of assets	1.8	0.3	(1.5)	1.5	0.4	(1.1)
Total	$21.7	$17.8	$(3.8)	$39.4	$36.3	$(3.1)

Interest expense, net

Interest expense, net for the three and six months ended June 30, 2020 was higher than the same periods of the prior year, primarily due to increased interest expense on $220.0 million borrowed under our Revolver in March 2020, partially offset by an increase in interest income. Interest income for the three and six months ended June 30, 2020 was $0.2 million and $0.7 million, respectively, as compared to $0.2 million and $0.5 million, respectively, for the three and six months ended June 30, 2019. See “Liquidity and Capital Resources” for additional discussion related to the Revolver borrowing.

Gain/loss on disposition of assets

The loss on disposition of assets for the three and six months ended June 30, 2020 primarily related to termination of 13 IHOP restaurant leases. There were no individually significant gains or losses on disposition of assets during the three and six months ended June 30, 2019.

Income Taxes	Three months ended June 30,		Favorable (Unfavorable) Variance	Six months ended June 30,		Favorable (Unfavorable) Variance
	2020	2019		2020	2019
	(In millions)
Income tax (benefit) provision	$(12.0)	$7.7	$19.7	$(5.3)	$17.2	$22.5
Effective tax rate	8.2%	26.4%	18.2%	4.5%	24.5%	20.0%

Our income tax provision will vary from period to period in our normal course of business for two reasons: a change in income before income taxes and a change in the effective tax rate. Changes in our income before income taxes were addressed in the preceding sections of “Consolidated Results of Operations - Comparison of the Three and Six Months Ended June 30, 2020 and 2019.”
Our effective tax rates for the three and six months ended June 30, 2020 were significantly different than the rate of the prior comparable period and the statutory federal tax rate of 21%. As noted under “Impairment and Closure Charges” above, we recorded an impairment of Applebee's goodwill of $92.2 million, which is not deductible for federal income tax purposes and therefore has no tax benefit associated with the impairment. We did recognize a deferred tax benefit of $3.4 million as a discrete item related to the $14.3 million impairment of Applebee's tradename and reacquired franchise rights.

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

The Co-Issuers also established a new revolving financing facility, the 2019-1 Variable Funding Senior Notes, Class A-1 (the “Revolver”) that allows for drawings up to $225 million of variable funding notes and the issuance of letters of credit. The Revolver and the 2019 Class A-2 Notes are referred to collectively herein as the “New Notes.” The New Notes were issued in a securitization transaction pursuant to which substantially all the domestic revenue-generating assets and domestic intellectual property held by the Co-Issuers and certain other special-purpose, wholly-owned indirect subsidiaries of the Company (the “Guarantors”) were pledged as collateral to secure the New Notes.

While the 2019 Class A-2 Notes are outstanding, payment of principal and interest is required to be made on the 2019 Class A-2 Notes on a quarterly basis. The quarterly principal payment totaling $3.25 million on the 2019 Class A-2 Notes may be suspended when the leverage ratio for the Company and its subsidiaries is less than or equal to 5.25x. In general, the leverage ratio is our indebtedness (as defined in the Indenture) divided by adjusted EBITDA (as defined in the Indenture) for the four preceding quarterly periods. The complete definitions of all calculation elements of the leverage ratio are contained in the Base Indenture, dated as of September 30, 2014, amended and restated as of June 5, 2019 (the “Base Indenture”), as supplemented by the related Series 2019-1 Supplement to the Base Indenture, dated June 5, 2019 (the “Series 2019-1 Supplement”), among the Co-Issuers and Citibank, N.A., as the trustee (in such capacity, the “Trustee”) and securities intermediary (the Base Indenture and the Series 2019-1 Supplement, collectively, the “Indenture”).

As of June 30 , 2020, the Company's leverage ratio was 6.30x. As a result, we anticipate making a principal payment on the 2019 Class A-2 Notes of $3.25 million in the fourth quarter of 2020. The leverage ratio is not a maintenance covenant and exceeding the leverage ratio of 5.25x does not violate any covenant related to the New Notes.

The Company may voluntarily repay the 2019 Class A-2 Notes at any time; however, if we repay the 2019 Class A-2 Notes prior to certain dates we would be required to pay make-whole premiums. As of June 30, 2020, the make-whole premium associated with voluntary prepayment of the Class A-2-I Notes was approximately $48 million; this amount declines progressively each quarter to zero in June 2022. As of June 30, 2020, the make-whole premium associated with voluntary prepayment of the Class A-2-II Notes was approximately $87 million; this amount declines progressively each quarter to zero in June 2024. We would also be subject to a make-whole premium in the event of a mandatory prepayment required following a Rapid Amortization Event or certain asset dispositions. The mandatory make-whole premium requirements are considered derivatives embedded in the New Notes that must be bifurcated for separate valuation. We estimated the fair value of these derivatives to be immaterial as of June 30, 2020, based on the probability-weighted discounted cash flows associated with either event.
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

Our DSCR for the reporting period ended June 30, 2020 was 3.34x.

During the second quarter of 2020, we voluntarily increased the interest reserve required to be set aside for our securitized debt from $16.4 million to $32.8 million, which represents an estimated six months of interest and fees related to the 2019 Class A-2 Notes and the Revolver. During the second quarter of 2020, we voluntarily accelerated the funding of interest on the 2019 Class A-2 Notes and the Revolver with the redirection of cash receipts within the securitization structure. As of July 27, the interest payments on the 2019 Class A-2 Notes and the Revolver due September 8, 2020 and December 7, 2020 have been fully funded within the securitization structure, in addition to the $32.8 million of interest reserve noted above.

Use of Credit Facilities

In March 2020, the Co-Issuers drew down a total of $220.0 million of the amount then available under the Revolver. Although the Company had no immediate need for additional liquidity, the Co-Issuers drew on the Revolver to increase the Company’s financial flexibility in light of then-current market conditions and uncertainty due to the COVID-19 outbreak. It is anticipated that the principal and interest on the Revolver will be repaid in full on or prior to the quarterly payment date in June 2024, subject to two additional one-year extensions at the option of the Company upon the satisfaction of certain conditions.

The current interest rate for borrowings under the Revolver is the three-month LIBOR rate plus 2.15% for 60% of the advances and the commercial paper funding rate of our conduit investor plus 2.15% for 40% of the advances. The weighted average interest rate on Revolver borrowings for the period outstanding was 3.15% and 3.18%, respectively, for the three and six months ended June 30, 2020.

At June 30, 2020, $2.8 million was pledged against the Revolver for outstanding letters of credit, leaving $2.2 million of the Revolver available for borrowing. The letters of credit are used primarily to satisfy insurance-related collateral requirements.

Capital Allocation

Dividends

During the six months ended June 30, 2020, we paid dividends on common stock of $23.9 million, representing a cash dividend of $0.69 per share declared in the fourth quarter of 2019, paid in January 2020, and a cash dividend of $0.76 per share declared in the first quarter of 2020, paid in April 2020.

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

A summary of shares repurchased under the 2019 Repurchase Program during the three and six months ended June 30, 2020 and cumulatively, is as follows:

	Shares	Cost of shares
		(In millions)
2019 Repurchase Program:
Repurchased during the three months ended June 30, 2020	—	$—
Repurchased during the six months ended June 30, 2020	459,899	$26.5
Cumulative (life-of-program) repurchases	1,697,597	$129.8
Remaining dollar value of shares that may be repurchased	n/a	$70.2

We evaluate dividend payments on common stock and repurchases of common stock within the context of our overall capital allocation strategy with our Board of Directors on an ongoing basis, giving consideration to our current and forecast earnings, financial condition, cash requirements and other factors. In order to maintain financial flexibility in light of the COVID-19 pandemic, we have stopped repurchasing our common stock for the foreseeable future and our Board of Directors has decided not to declare a dividend for the second and third quarters of 2020. We will reevaluate our capital allocation strategy as industry conditions improve and normal restaurant operations resume.

From time to time, we also repurchase shares owned and tendered by employees to satisfy tax withholding obligations on the vesting of restricted stock awards. Shares are deemed purchased at the closing price of our common stock on the vesting date. See Part II, Item 2 for detail on this stock repurchase activity during the second quarter of 2020.

Cash Flows

In summary, our cash flows for the six months ended June 30, 2020 and June 30, 2019 were as follows:

	Six months ended June 30,
	2020	2019	Variance
	(In millions)
Net cash (used in) provided by operating activities	$(10.5)	$69.3	$(79.8)
Net cash provided by investing activities	2.1	0.9	1.2
Net cash provided by (used in) financing activities	178.4	(92.9)	271.3
Net increase (decrease) in cash, cash equivalents and restricted cash	$170.0	$(22.7)	$192.7

Operating Activities

Cash (used in) provided by operating activities decreased $79.8 million during the six months ended June 30, 2020 compared to the same period of the prior year. Our net income plus the non-cash reconciling items shown in our statements of cash flows (primarily impairment and closure charges, depreciation, deferred taxes and stock-based compensation) decreased $53.3 million from 2019. This change was due to a decrease in gross profit primarily due to a significant decline in customer traffic at our restaurants as a result of the effects of measures put in place by various levels of government to mitigate the spread of the COVID-19 virus and related changes in consumer behavior, partially offset by a decrease in G&A expenses, each of which was discussed in preceding sections of the MD&A. Additionally, net changes in working capital used cash of $37.4 million during the six months ended June 30, 2020 compared to using cash of $10.8 million during the same period of the prior year, an unfavorable change of $26.6 million. The unfavorable change in working capital was primarily due to an increase in trade receivables resulting from payment deferrals offered to franchisees and a net increase in tax receivables related, in part, to an estimated tax payment made in the first quarter of 2020 before the impacts of the COVID-19 pandemic were considered, as well as a tax refund received in 2019 that did not recur. These unfavorable items were partially offset by the timing of marketing accruals and rent deferrals that we received. In summary, the decrease of $79.8 million in cash provided by operating activities for the six months ended June 30, 2020 was due to the in net income plus non-cash reconciling items and the unfavorable change in cash used by working capital changes.

Investing Activities

Investing activities provided net cash of $2.1 million for the six months ended June 30, 2020. Principal receipts from notes, equipment contracts and other long-term receivables of $10.8 million were partially offset by capital expenditures of $7.4 million and loans to franchisees of $1.5 million. Investing activities provided net cash of $0.9 million for the six months ended June 30, 2019. The variance between the two periods was not significant.

Financing Activities

Financing activities provided net cash of $178.4 million for the six months ended June 30, 2020. As discussed above under Use of Credit Facilities, we drew down $220.0 million from our Revolver to increase our financial flexibility in light of current market conditions and uncertainty due to the COVID-19 outbreak. We also had a net cash inflow of approximately $18.4 million related to equity compensation awards. These financing inflows were partially offset by cash dividends paid on our common stock totaling $23.9 million, repurchases of our common stock totaling $29.9 million and repayments of finance lease obligations of $6.0 million.
Financing activities used net cash of $92.9 million for the six months ended June 30, 2019. The increase of $271.3 million in the net cash outflow for financing activities was primarily due to the drawdown from our Revolver, a decrease in repurchases of common stock and an increase in proceeds from the exercise of stock options.

Cash and Cash Equivalents

Our total cash balance as of June 30, 2020 was are follows:

June 30, 2020
(In millions)
Cash and cash equivalents	$278.5
Restricted cash, current	31.2
Restricted cash, non-current	32.8
Total	$342.5

Cash and cash equivalents include $55.4 million of cash held for gift card programs and advertising funds.

We believe that our cash on hand, cash flow from operations, and the actions taken to mitigate the effects of the COVID-19 pandemic discussed under Significant Recent Developments will provide us with adequate liquidity for the next twelve months.

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

	Six months ended June 30,
	2020	2019	Variance
	(In millions)
Cash flows (used in) provided by operating activities	$(10.5)	$69.3	$(79.8)
Receipts from notes and equipment contracts receivable	5.5	5.9	(0.4)
Additions to property and equipment	(7.4)	(9.2)	1.8
Adjusted free cash flow	$(12.4)	$66.0	$(78.4)

The Company expects to generate positive adjusted free cash flow during the remaining six months of 2020.

Off-Balance Sheet Arrangements

We have obligations for guarantees on certain franchisee lease agreements, as disclosed in Note 14 - Commitments and Contingencies, of Notes to Consolidated Financial Statements of Part I, Item 1 of this Form 10-Q. Other than such guarantees, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K as of June 30, 2020.

Contractual Obligations and Commitments

As discussed above, in March 2020, we drew down a total of $220 million from the Revolver. Other than this borrowing, there were no material changes to the contractual obligations table as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2019. During the six months ended June 30, 2020, there were no significant changes in our critical accounting policies, other than our accounting policy for current expected credit losses, which changed because of the adoption of the accounting guidance discussed in Note 3 - Accounting Standards Adopted and Newly Issued Accounting Standards Not Yet Adopted, in the Notes to Consolidated Financial Statements and in our critical accounting estimates, other than those related to the valuation of goodwill, intangibles and long-lived assets discussed in Note 4 - Impairment and Closure Charges, in the Notes to Consolidated Financial Statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

The following change from the information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 took place during the six months ended June 30, 2020:

Interest Rate Risk

We are only exposed to interest rate risk on borrowings we make under our 2019 Class A-1 Notes, a revolving credit facility (the “Revolver”), borrowings from which are subject to variable interest rates. In March 2020, we drew down $220.0 million from the Revolver, all of which was outstanding at June 30, 2020. A 1% increase or decrease in interest rates would increase or decrease our annual interest expense by $2.2 million.

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

Item 1A.  Risk Factors.

Please refer to our risk factors disclosed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Company
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Approximate dollar value of shares that may yet be purchased under the plans or programs (b)
March 30, 2020 - April 26, 2020(a)	487	$33.90	—	$70,200,000
April 27, 2020 - May 24, 2020(a)	147	36.51	—	$70,200,000
May 25, 2020 - June 28, 2020(a)	2,222	48.36	—	$70,200,000
	2,856	$45.29	—	$70,200,000
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

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

None.

Item 6. Exhibits.

*4.1	Omnibus Supplement to Series 2019-1 Base Indenture and Series 2019-1 Supplement
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Schema Document.***
101.CAL	Inline XBRL Calculation Linkbase Document.***
101.DEF	Inline XBRL Definition Linkbase Document.***
101.LAB	Inline XBRL Label Linkbase Document.***
101.PRE	Inline XBRL Presentation Linkbase Document.***
104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Dine Brands Global, Inc. (Registrant)

Dated:	29th day of July, 2020	By:	/s/ Stephen P. Joyce
Stephen P. Joyce Chief Executive Officer (Principal Executive Officer)

Dated:	29th day of July, 2020	By:	/s/ Thomas H. Song
Thomas H. Song Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)