Form 10-Q
period 2020-09-30
Dine Brands Global, Inc.
filed 2020-10-28
CIK 49754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
 (Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2020
 OR
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

As of October 21, 2020, the Registrant had 16,418,749 shares of Common Stock outstanding.

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

Fiscal Quarter End

The Company’s fiscal quarters end on the Sunday closest to the last day of each calendar quarter. For convenience, the fiscal quarters of each year are referred to as ending on March 31, June 30, September 30 and December 31. The first fiscal quarter of 2020 began on December 30, 2019 and ended on March 29, 2020; the second and third fiscal quarters of 2020 ended on June 28, 2020 and September 27, 2020, respectively. The first fiscal quarter of 2019 began on December 31, 2018 and ended on March 31, 2019; the second and third fiscal quarters of 2019 ended on June 30, 2019 and September 29, 2019, respectively.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.
Dine Brands Global, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

Assets
	September 30, 2020	December 31, 2019
	(Unaudited)
Current assets:
Cash and cash equivalents	$309,278	$116,043
Receivables, net of allowance of $12,221 (2020) and $3,138 (2019)	122,148	136,869
Restricted cash	47,511	40,732
Prepaid gift card costs	25,690	36,077
Prepaid income taxes	13,831	13,290
Other current assets	5,942	3,906
Total current assets	524,400	346,917
Other intangible assets, net	552,943	575,103
Operating lease right-of-use assets	355,766	366,931
Goodwill	251,628	343,862
Property and equipment, net	195,105	216,420
Long-term receivables, net of allowance of $9,854 (2020) and $8,155 (2019)	69,898	85,999
Deferred rent receivable	62,458	70,308
Non-current restricted cash	32,800	15,700
Other non-current assets, net	25,918	28,271
Total assets	$2,070,916	$2,049,511
Liabilities and Stockholders’ Deficit
Current liabilities:
Current maturities of long-term debt	$13,000	$—
Accounts payable	28,930	40,925
Gift card liability	114,495	159,019
Current maturities of operating lease obligations	75,470	72,815
Current maturities of finance lease and financing obligations	13,116	13,669
Accrued employee compensation and benefits	17,498	23,904
Dividends payable	—	11,702
Deferred franchise revenue, short-term	7,862	10,086
Accrued advertising expenses	28,338	8,760
Other accrued expenses	22,402	17,032
Total current liabilities	321,111	357,912
Long-term debt	1,494,538	1,288,248
Operating lease obligations, less current maturities	351,927	359,025
Finance lease obligations, less current maturities	72,349	77,393
Financing obligations, less current maturities	34,488	37,682
Deferred income taxes, net	83,502	98,499
Deferred franchise revenue, long-term	54,101	56,944
Other non-current liabilities	15,264	15,582
Total liabilities	2,427,280	2,291,285
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $1 par value, 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; shares: 40,000,000 authorized; September 30, 2020 - 24,883,124 issued, 16,416,695 outstanding; December 31, 2019 - 24,925,447 issued, 16,521,921 outstanding	249	249
Additional paid-in-capital	255,907	246,192
(Accumulated deficit) retained earnings	(53,992)	61,653
Accumulated other comprehensive loss	(56)	(58)
Treasury stock, at cost; shares: September 30, 2020 - 8,466,429; December 31, 2019 - 8,403,526	(558,472)	(549,810)
Total stockholders’ deficit	(356,364)	(241,774)
Total liabilities and stockholders’ deficit	$2,070,916	$2,049,511
 See the accompanying Notes to Consolidated Financial Statements.

Dine Brands Global, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2020		September 30, 2020
	2020	2019	2020	2019
Revenues:
Franchise revenues:
Royalties, franchise fees and other	$69,820	$88,686	$191,915	$275,912
Advertising revenues	51,932	67,514	142,750	211,882
Total franchise revenues	121,752	156,200	334,665	487,794
Company restaurant sales	27,353	30,548	75,427	100,034
Rental revenues	26,194	28,970	78,910	89,559
Financing revenues	1,344	1,687	4,237	5,280
Total revenues	176,643	217,405	493,239	682,667
Cost of revenues:
Franchise expenses:
Advertising expenses	51,932	67,514	142,750	211,882
Bad debt expense (credit)	2,845	(662)	8,416	(1,254)
Other franchise expenses	5,858	7,724	15,999	23,159
Total franchise expenses	60,635	74,577	167,165	233,787
Company restaurant expenses	28,303	30,361	79,774	93,131
Rental expenses:
Interest expense from finance leases	1,106	1,351	3,453	4,325
Other rental expenses	19,692	21,251	61,121	63,841
Total rental expenses	20,798	22,602	64,574	68,166
Financing expenses	123	145	393	437
Total cost of revenues	109,859	127,685	311,906	395,521
Gross profit	66,784	89,720	181,333	287,146
General and administrative expenses	36,873	38,922	105,351	121,105
Interest expense, net	16,844	15,238	49,143	45,233
Impairment and closure charges	168	157	124,521	640
Amortization of intangible assets	2,659	2,925	8,240	8,774
Loss on extinguishment of debt	—	—	—	8,276
Loss on disposition of assets	1,087	746	2,630	1,187
Income (loss) before income taxes	9,153	31,732	(108,552)	101,931
Income tax benefit (provision)	865	(7,815)	6,119	(24,981)
Net income (loss)	10,018	23,917	(102,433)	76,950
Other comprehensive income (loss) net of tax:
Foreign currency translation adjustment	2	(1)	2	—
Total comprehensive income (loss)	$10,020	$23,916	$(102,431)	$76,950
Net income (loss) available to common stockholders:
Net income (loss)	$10,018	$23,917	$(102,433)	$76,950
Less: Net income allocated to unvested participating restricted stock	(329)	(795)	(420)	(2,621)
Net income (loss) available to common stockholders	$9,689	$23,122	$(102,853)	$74,329
Net income (loss) available to common stockholders per share:
Basic	$0.60	$1.38	$(6.34)	$4.35
Diluted	$0.60	$1.36	$(6.34)	$4.27
Weighted average shares outstanding:
Basic	16,221	16,762	16,229	17,095
Diluted	16,283	17,055	16,229	17,432
See the accompanying Notes to Consolidated Financial Statements.

Dine Brands Global, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Deficit
(In thousands)
(Unaudited)

	Three Months ended September 30, 2020
	Common Stock				Accumulated Other Comprehensive Loss	Treasury Stock
	Shares Outstanding	Amount	Additional Paid-in Capital	Accumulated Deficit		Shares	Cost	Total
Balance at June 30, 2020	16,418	$249	$254,429	$(64,010)	$(58)	8,483	$(559,181)	$(368,571)
Net income	—	—	—	10,018	—	—	—	10,018
Other comprehensive income	—	—	—	—	2	—	—	2
Reissuance of treasury stock	16	—	(709)	—	—	(16)	709	—
Net issuance of shares for stock plans	(11)	—	—	—	—	—	—	—
Repurchase of restricted shares for taxes	(6)	—	(309)	—	—	—	—	(309)
Stock-based compensation	—	—	2,523	—	—	—	—	2,523
Other	—	—	(27)	—	—	—	—	(27)
Balance at September 30, 2020	16,417	$249	$255,907	$(53,992)	$(56)	8,467	$(558,472)	$(356,364)

	Nine Months ended September 30, 2020
	Common Stock				Accumulated Other Comprehensive Loss	Treasury Stock
	Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)		Shares	Cost	Total
Balance at December 31, 2019	16,522	$249	$246,192	$61,653	$(58)	8,404	$(549,810)	$(241,774)
Adoption of credit loss accounting guidance (Note 3)	—	—	—	(497)	—	—	—	(497)
Net loss	—	—	—	(102,433)	—	—	—	(102,433)
Other comprehensive income	—	—	—	—	2	—	—	2
Purchase of Company common stock	(460)	—	—	—	—	460	(26,527)	(26,527)
Reissuance of treasury stock	397	—	2,658	—	—	(397)	17,865	20,523
Net issuance of shares for stock plans	(7)	—	—	—	—	—	—	—
Repurchase of restricted shares for taxes	(35)	—	(2,438)	—	—	—	—	(2,438)
Stock-based compensation	—	—	9,193	—	—	—	—	9,193
Dividends on common stock	—	—	507	(12,715)	—	—	—	(12,208)
Other	—	—	(205)	—	—	—	—	(205)
Balance at September 30, 2020	16,417	$249	$255,907	$(53,992)	$(56)	8,467	$(558,472)	$(356,364)

See the accompanying Notes to Consolidated Financial Statements.

Dine Brands Global, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Deficit
(In thousands)
(Unaudited)

	Three Months ended September 30, 2019
	Common Stock				Accumulated Other Comprehensive Loss	Treasury Stock
	Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings		Shares	Cost	Total
Balance at June 30, 2019	17,252	$249	$240,555	$33,832	$(59)	7,697	$(489,702)	$(215,125)
Net income	—	—	—	23,917	—	—	—	23,917
Other comprehensive loss	—	—	—	—	(1)	—	—	(1)
Purchase of Company common stock	(524)	—	—	—	—	524	(42,717)	(42,717)
Reissuance of treasury stock	73	—	582	—	—	(73)	3,151	3,733
Net issuance of shares for stock plans	(11)	—	—	—	—	—	—	—
Repurchase of restricted shares for taxes	(4)	—	(347)	—	—	—	—	(347)
Stock-based compensation	—	—	2,326	—	—	—	—	2,326
Dividends on common stock	—	—	242	(11,810)	—	—	—	(11,568)
Balance at September 30, 2019	16,786	$249	$243,358	$45,939	$(60)	8,148	$(529,268)	$(239,782)

	Nine Months ended September 30, 2019
	Common Stock				Accumulated Other Comprehensive Loss	Treasury Stock
	Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings		Shares	Cost	Total
Balance at December 31, 2018	17,644	$250	$237,726	$10,414	$(60)	7,341	$(450,603)	$(202,273)
Adoption of new lease accounting guidance	—	—	—	(5,030)	—	—	—	(5,030)
Net income	—	—	—	76,950	—	—	—	76,950
Other comprehensive income	—	—	—	—	—	—	—	—
Purchase of Company common stock	(1,067)	—	—	—	—	1,067	(90,073)	(90,073)
Reissuance of treasury stock	260	(1)	(736)	—	—	(260)	11,408	10,671
Net issuance of shares for stock plans	(23)	—	—	—	—	—	—	—
Repurchase of restricted shares for taxes	(28)	—	(2,589)	—	—	—	—	(2,589)
Stock-based compensation	—	—	8,220	—	—	—	—	8,220
Dividends on common stock	—	—	737	(36,395)	—	—	—	(35,658)
Balance at September 30, 2019	16,786	$249	$243,358	$45,939	$(60)	8,148	$(529,268)	$(239,782)

See the accompanying Notes to Consolidated Financial Statements.

Dine Brands Global, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(102,433)	$76,950
Adjustments to reconcile net (loss) income to cash flows provided by operating activities:
Impairment and closure charges	124,469	640
Depreciation and amortization	32,053	31,515
Non-cash stock-based compensation expense	9,193	8,220
Non-cash interest expense	1,990	2,722
Deferred income taxes	24,172	(2,890)
Deferred revenue	(5,067)	(6,590)
Loss on extinguishment of debt	—	8,276
Loss on disposition of assets	2,630	1,187
Other	1,173	(4,584)
Changes in operating assets and liabilities:
Accounts receivable, net	(27,849)	4,233
Current income tax receivables and payables	(41,426)	7,101
Gift card receivables and payables	(1,980)	(15,868)
Other current assets	(2,034)	(3,519)
Accounts payable	6,777	359
Accrued employee compensation and benefits	(6,406)	(6,069)
Accrued advertising	19,579	(1,366)
Other current liabilities	1,887	5,282
Cash flows provided by operating activities	36,728	105,599
Cash flows from investing activities:
Principal receipts from notes, equipment contracts and other long-term receivables	15,731	16,156
Net additions to property and equipment	(9,088)	(13,360)
Proceeds from sale of property and equipment	517	400
Additions to long-term receivables	(1,475)	(6,955)
Other	(358)	(258)
Cash flows provided by (used in) investing activities	5,327	(4,017)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	1,300,000
Repayment of long-term debt	—	(1,283,750)
Borrowing from revolving credit facility	220,000	—
Repayment of revolving credit facility	—	(25,000)
Payment of debt issuance costs	—	(12,707)
Dividends paid on common stock	(23,934)	(35,273)
Repurchase of common stock	(29,853)	(90,073)
Principal payments on finance lease obligations	(9,034)	(10,329)
Proceeds from stock options exercised	20,523	10,672
Tax payments for restricted stock upon vesting	(2,438)	(2,589)
Other	(205)	—
Cash flows provided by (used in) financing activities	175,059	(149,049)
Net change in cash, cash equivalents and restricted cash	217,114	(47,467)
Cash, cash equivalents and restricted cash at beginning of period	172,475	200,379
Cash, cash equivalents and restricted cash at end of period	$389,589	$152,912
Supplemental disclosures:
Interest paid in cash	$51,706	$49,554
Income taxes paid in cash	$11,348	$34,337
See the accompanying Notes to Consolidated Financial Statements.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1. General

The accompanying unaudited consolidated financial statements of Dine Brands Global, Inc. (the “Company” or “Dine Brands Global”) have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2020.

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

2. Basis of Presentation

The Company’s fiscal quarters end on the Sunday closest to the last day of each calendar quarter. For convenience, the fiscal quarters of each year are referred to as ending on March 31, June 30, September 30 and December 31. The first fiscal quarter of 2020 began on December 30, 2019 and ended on March 29, 2020; the second and third fiscal quarters of 2020 ended on June 28, 2020 and September 27, 2020, respectively. The first fiscal quarter of 2019 began on December 31, 2018 and ended on March 31, 2019; the second and third fiscal quarters of 2019 ended on June 30, 2019 and September 29, 2019, respectively.

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

Risks and Uncertainties

The Company was subject to risks and uncertainties as a result of the rapidly spreading outbreak of a novel strain of coronavirus, designated “COVID-19.” The extent of the continued impact of the COVID-19 pandemic on the Company's business is highly uncertain and difficult to predict, as measures taken in response to and the effect of the pandemic has varied and continues to vary by state and municipalities within states. Assessments of the success of measures taken and the timing of any further restrictions, or lifting of such restrictions, is rapidly evolving. The Company first began to experience impacts from COVID-19 in March 2020, as federal, state and local governments began to react to the public health crisis by encouraging “social distancing” and requiring, in varying degrees, restaurant dine-in limitations and other restrictions that largely limited the restaurants of the Company's franchisees and its company-operated restaurants to take-out and delivery sales. Many international restaurants were temporarily closed for at least a part of March as well as a result of government restrictions put in place in various countries. Subsequent to imposition, government-imposed dine-in restrictions were relaxed in many of the locations in which the Company operates, although dining room capacity continues to be limited to 50% or less at most restaurants. Additionally, economies worldwide also have been negatively impacted by the COVID-19 pandemic, which possibly could cause a domestic and/or global economic recession.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2. Basis of Presentation (Continued)

The Company has taken several actions to mitigate the effects of the COVID-19 pandemic on its operations and its franchisees, as follows: (i) drew down $220 million from its revolving credit facility, leaving available remaining borrowing under the facility of approximately $2 million; (ii) terminated repurchases of common stock for the foreseeable future; (iii) the Company's Board of Directors decided not to declare a dividend for the second, third and fourth quarters of 2020; (iv) voluntarily increased the interest reserve for securitized debt from the required $16.4 million (one quarter of estimated interest) to $32.8 million; (v) reduced discretionary costs, limited new hiring and reduced the use of independent contractors; (vi) temporarily furloughed certain team members across various functional groups at its restaurant support centers; (vii) deferred franchisee payment of royalty, advertising and other fees, and lease obligations for up to two months on a case-by-case basis; (viii) deferred franchisee remodel and development obligations for up to 15 months; (ix) engaged a national real estate firm to assist franchisees with landlord discussions regarding rent deferrals, abatements and other modifications to lease agreements; (x) negotiated deferrals and abatements for properties on which the Company was lessee and (xi) hired external consultants to work with franchisees in assessing their financial health and to better understand performance variability.

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

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

3. Accounting Standards Adopted and Newly Issued Accounting Standards Not Yet Adopted (Continued)

In March 2020, the FASB issued guidance which provides optional expedients and exceptions for applying current U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (LIBOR) or by another reference rate expected to be discontinued. The guidance can be adopted immediately and is applicable to contracts entered into on or before December 31, 2022. We are currently evaluating our contracts that reference LIBOR and the potential effects of adopting this new guidance.

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

During the three months ended September 30, 2020, the Company assessed its goodwill, intangible assets and tangible assets for impairment, considering, among other things, the market value of the Company's stock, absolute and relative to peers, and the Company's operating performance during the three months ended September 30, 2020 compared to forecast results that had been used in performing the impairment analyses during the second quarter of 2020 discussed above. The Company concluded the were no indicators of additional impairment during the three months ended September 30, 2020.

In performing the quantitative test for impairment of goodwill in the second quarter of 2020, the Company used the income approach method of valuation that includes the discounted cash flow method and the market approach that includes the guideline public company method to determine the fair value of goodwill and intangible assets. Significant assumptions made by management in estimating fair value under the discounted cash flow model include future trends in sales, operating expenses, overhead expenses, depreciation, capital expenditures and changes in working capital, along with an appropriate discount rate based on the Company's estimated cost of equity capital and after-tax cost of debt. Significant assumptions used to determine fair value under the guideline public company method include the selection of guideline companies and the valuation multiples applied.

In performing the impairment review of the tradename in the second quarter of 2020, the Company used the relief of royalty method under the income approach method of valuation. Significant assumptions used to determine fair value under the relief of royalty method include future trends in sales, a royalty rate and a discount rate to be applied to forecasted revenue.

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

Changes in the carrying amount of goodwill for the nine months ended September 30, 2020 are as follows:

	Applebee's Franchise Unit	Applebee's Company Unit	IHOP Franchise Unit	Total
	(In millions)
Balance at December 31, 2019:	$328.4	$4.6	$10.8	$343.9
Impairment loss	(92.2)	—	—	(92.2)
Balance at September 30, 2020:	$236.2	$4.6	$10.8	$251.6

Changes in the carrying amount of intangible assets for the nine months ended September 30, 2020 are as follows:

	Not Subject to Amortization		Subject to Amortization
	Tradename	Other	Franchising Rights	Reacquired Franchising Rights	Leaseholds	Total
	(In millions)
Balance at December 31, 2019:	$479.0	$3.2	$79.0	$9.8	$4.1	$575.1
Impairment loss	(11.0)	—	—	(3.3)	—	(14.3)
Amortization expense	—	—	(7.5)	(0.7)	(0.1)	(8.3)
Additions	—	0.4	—	—	—	0.4
Balance at September 30, 2020:	$468.0	$3.6	$71.5	$5.8	$4.0	$552.9

The Company's goodwill and intangible assets are at risk of additional impairment in the future in the event of sustained downward movement in the Company's stock price, downward revisions of long-term performance assumptions or increases in the assumed long-term discount rate.

Long-lived Assets Impairment and Closure Charges

Long-lived tangible asset impairment and closure charges for the three and nine months ended September 30, 2020 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In millions)
Long-lived tangible asset impairment	$—	$—	$17.1	$—
Closure charges	0.2	0.3	0.9	0.5
Total long-lived asset impairment and closure charges	$0.2	$0.3	$18.0	$0.5

The long-lived asset impairment for the nine months ended September 30, 2020 related to 45 Applebee's company-operated restaurants and 29 IHOP franchisee-operated restaurants for which the carrying amount exceeded the undiscounted cash flows The impairment recorded represented the difference between the carrying value and the estimated fair value. Approximately $11.2 million of the total impairment related to operating lease right-of-use assets that had been recorded in 2019 upon adoption of new lease accounting guidance codified in Accounting Standards Topic 842, while $5.9 million related to impairments of land, building, leasehold improvements and finance leases. The impairments by individual property varied in amount, ranging from the largest single-property impairment of $1.3 million to less than $5,000.

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

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

5. Revenue Disclosures (Continued)

The following table disaggregates franchise revenue by major type for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In thousands)
Franchise Revenue:
Royalties	$56,061	$72,506	$154,672	$226,888
Advertising fees	51,932	67,514	142,750	211,882
Pancake and waffle dry mix sales and other	10,690	13,201	27,575	40,158
Franchise and development fees	3,069	2,979	9,668	8,866
Total franchise revenue	$121,752	$156,200	$334,665	$487,794

Accounts receivable from franchisees as of September 30, 2020 and December 31, 2019 were $94.4 million (net of allowance of $7.0 million) and $63.5 million (net of allowance of $0.7 million), respectively, and were included in receivables, net in the Consolidated Balance Sheets.

Changes in the Company's contract liability for deferred franchise and development fees during the nine months ended September 30, 2020 are as follows:

Deferred Franchise Revenue (short- and long-term)
(In thousands)
Balance at December 31, 2019	$67,030
Recognized as revenue during the nine months ended September 30, 2020	(9,029)
Fees deferred during the nine months ended September 30, 2020	3,962
Balance at September 30, 2020	$61,963
The balance of deferred revenue as of September 30, 2020 is expected to be recognized as follows:

(In thousands)
Remainder of 2020	$1,928
2021	7,876
2022	7,233
2023	6,708
2024	6,082
Thereafter	32,136
Total	$61,963

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

Notes Receivable

Notes receivable balances primarily relate to the conversion of certain Applebee's franchisee accounts receivable to notes receivable, cash loans to franchisees for working capital purposes, a note receivable in connection with the sale of IHOP company restaurants in June 2017, and IHOP franchise fee and other notes. The notes are typically collateralized by the franchise. Due to the riskier nature of Applebee's notes that were converted from previously delinquent franchisee accounts receivable balances, a significant portion of these notes have specific reserves recorded against them amounting to $14.4 million as of September 30, 2020.

Direct Financing Leases Receivable
Direct financing lease receivables relate to IHOP franchise development activity prior to 2003 when IHOP typically leased or purchased the restaurant site, built and equipped the restaurant, then franchised the restaurant to a franchisee. IHOP provided the financing for leasing or subleasing the site. Direct financing leases at September 30, 2020, comprised 98 leases with a weighted average remaining life of 4.1 years, and relate to locations that IHOP is leasing from third parties and subleasing to franchisees.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

6. Current Expected Credit Losses (Continued)

Equipment Leases Receivable

Equipment leases receivable also relate to IHOP franchise development activity prior to 2003. Equipment lease contracts are collateralized by the equipment in the restaurant. The estimated fair value of the equipment collateralizing these lease contracts are not deemed to be significant given the very seasoned and mature nature of this portfolio. The weighted average remaining life of the Company’s equipment leases is 5.6 years as of September 30, 2020.

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

	September 30, 2020	December 31, 2019
	(In millions)
Accounts receivable	$99.7	$60.8
Gift card receivables	3.8	46.7
Notes receivable	28.9	28.9
Financing receivables:
Equipment leases receivable	49.8	56.3
Direct financing leases receivable	25.5	34.0
Franchise fee notes receivable	0.1	0.1
Other	6.5	7.3
	214.1	234.2
Less: allowance for doubtful accounts and notes receivable	(22.1)	(11.3)
	192.0	222.9
Less: current portion	(122.1)	(136.9)
Long-term receivables	$69.9	$86.0

Changes in the allowance for credit losses during the nine months ended September 30, 2020 were as follows:

	Accounts Receivable	Notes receivable, short-term	Notes receivable, long-term	Lease Receivables	Equipment Notes	Other (1)	Total
	(In millions)
Balance, December 31, 2019	$0.7	$2.4	$8.2	$—	$—	$—	$11.3
Increase due to CECL adoption	0.3	0.0	0.1	0.1	0.1	0.1	0.7
Bad debt expense for the nine months ended September 30, 2020	3.8	2.7	1.4	0.1	0.2	0.2	8.4
Advertising provision adjustment	2.4	(0.1)	(0.2)	—	—	—	2.1
Write-offs	(0.2)	(0.1)	—	(0.0)	(0.1)	—	(0.4)
Recoveries	0.0	—	—	0.0	—	—	0.0
Balance, September 30, 2020	$7.0	$4.9	$9.5	$0.2	$0.2	$0.3	$22.1
(1) Primarily distributor receivables, gift card receivables and credit card receivables

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

6. Current Expected Credit Losses (Continued)

The Company's primary credit quality indicator for all portfolio segments is delinquency. The delinquency status of receivables (other than accounts receivable, gift card receivables and distributor receivables) at September 30, 2020 was as follows:

	Notes receivable, short-term	Notes receivable, long-term	Lease Receivables	Equipment Notes	Other (1)	Total
	(In millions)
Current	$4.2	$22.4	$25.5	$49.8	$1.6	$103.5
30-59 days	0.2	—	—	—	—	0.2
60-89 days	0.2	—	—	—	—	0.2
90-119 days	0.2	—	—	—	—	0.2
120+ days	1.7	—	—	—	—	1.7
Total	$6.5	$22.4	$25.5	$49.8	$1.6	$105.8
(1) Primarily credit card receivables

The year of origination of the Company's financing receivables is as follows:

	Notes receivable, short and long-term	Lease Receivables	Equipment Notes	Total
	(In millions)
2020	$1.9	$1.5	$—	$3.4
2019	7.8	0.9	—	8.7
2018	12.8	—	—	12.8
2017	6.3	—	—	6.3
2016	—	1.3	—	1.3
Prior	0.1	21.8	49.8	71.7
Total	$28.9	$25.5	$49.8	$104.2

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

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7. Lease Disclosures (Continued)

The Company's existing leases/subleases related to IHOP restaurants generally provided for an initial term of 20 to 25 years, with most having one or more five-year renewal options. Leases related to Applebee's restaurants generally have an initial term of 10 to 20 years, with renewal terms of five to 20 years. Option periods were not included in determining liabilities and right-of-use assets related to operating leases. Approximately 115 of the Company's leases contain provisions requiring additional rent payments to the Company (as lessor) based on a percentage of restaurant sales. Approximately 240 of the Company's leases contain provisions requiring additional rent payments by the Company (as lessee) based on a percentage of restaurant sales.

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

The Company's lease cost for the three and nine months ended September 30, 2020 and 2019 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(In millions)
Finance lease cost:
Amortization of right-of-use assets	$1.2	$1.3	$3.7	$4.0
Interest on lease liabilities	1.6	1.9	5.0	5.9
Operating lease cost	25.7	26.5	78.8	79.8
Variable lease cost	0.2	0.6	0.5	1.9
Short-term lease cost	0.0	0.0	0.0	0.0
Sublease income	(23.9)	(26.5)	(72.0)	(81.9)
Lease cost	$4.9	$3.8	$16.1	$9.7

Future minimum lease payments under noncancelable leases as lessee as of September 30, 2020 were as follows:

	Finance Leases	Operating Leases
	(In millions)
2020 (remaining three months)	$5.9	$31.0
2021	16.7	90.3
2022	15.0	82.9
2023	11.9	67.9
2024	9.7	62.2
Thereafter	59.4	194.1
Total minimum lease payments	118.5	528.3
Less: interest/imputed interest	(33.9)	(101.0)
Total obligations	84.7	427.4
Less: current portion	(12.3)	(75.5)
Long-term lease obligations	$72.3	$351.9

The weighted average remaining lease term as of September 30, 2020 was 9.0 years for finance leases and 7.4 years for operating leases. The weighted average discount rate as of September 30, 2020 was 10.2% for finance leases and 5.7% for operating leases.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7. Lease Disclosures (Continued)

During the three and nine months ended September 30, 2020 and 2019, the Company made the following cash payments for leases:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(In millions)
Principal payments on finance lease obligations	$3.0	$3.4	$9.0	$10.3
Interest payments on finance lease obligations	$1.6	$1.9	$5.0	$5.9
Payments on operating leases	$23.5	$22.9	$70.0	$68.7
Variable lease payments	$0.1	$0.6	$0.7	$2.1

The Company's income from operating leases for the three and nine months ended September 30, 2020 and 2019 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(In millions)
Minimum lease payments	$24.3	$25.0	$72.2	$76.2
Variable lease income	1.1	2.5	3.8	8.5
Total operating lease income	$25.4	$27.5	$76.0	$84.7

Minimum payments to be received as lessor under noncancelable operating leases as of September 30, 2020 were as follows:

(In millions)
2020 (remaining three months)	$29.0
2021	104.7
2022	101.4
2023	96.6
2024	87.7
Thereafter	220.7
Total minimum rents receivable	$640.0

The Company's income from direct financing leases for the three and nine months ended September 30, 2020 and 2019 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(In millions)
Interest income	$0.8	$1.2	$2.6	$3.9
Variable lease income	0.0	0.2	0.2	1.0
Total operating lease income	$0.8	$1.4	$2.8	$4.9

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7. Lease Disclosures (Continued)

Minimum payments to be received as lessor under noncancelable direct financing leases as of September 30, 2020 were as follows:

(In millions)
2020 (remaining three months)	$3.3
2021	10.6
2022	7.8
2023	3.7
2024	1.5
Thereafter	3.9
Total minimum rents receivable	30.7
Less: unearned income	(5.3)
Total net investment in direct financing leases	25.5
Less: current portion	(9.1)
Long-term investment in direct financing leases	$16.4

8. Long-Term Debt

At September 30, 2020 and December 31, 2019, long-term debt consisted of the following:

	September 30, 2020	December 31, 2019
	(In millions)
Series 2019-1 4.194% Fixed Rate Senior Secured Notes, Class A-2-I	$700.0	$700.0
Series 2019-1 4.723% Fixed Rate Senior Secured Notes, Class A-2-II	600.0	600.0
Series 2019-1 Variable Funding Senior Notes Class A-1, variable interest rate of 2.44% at September 30, 2020	220.0	—
Debt issuance costs	(12.5)	(11.8)
Long-term debt, net of debt issuance costs	1,507.5	1,288.2
Current portion of long-term debt	(13.0)	—
Long-term debt	$1,494.5	$1,288.2

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

As of September 30, 2020, the Company's leverage ratio was 6.67x. As a result, the Company anticipates making principal payments on the 2019 Class A-2 Notes of $3.25 million beginning in the fourth quarter of 2020. Exceeding the leverage ratio of 5.25x does not violate any covenant related to the New Notes.

The Company may voluntarily repay the 2019 Class A-2 Notes at any time; however, if we repay the 2019 Class A-2 Notes prior to certain dates we would be required to pay make-whole premiums. As of September 30, 2020, the make-whole premium associated with voluntary prepayment of the Class A-2-I Notes was approximately $41 million; this amount declines progressively each quarter to zero in June 2022. As of September 30, 2020, the make-whole premium associated with voluntary prepayment of the Class A-2-II Notes was approximately $84 million; this amount declines progressively each quarter to zero in June 2024.

The Company would also be subject to a make-whole premium in the event of a mandatory prepayment required following a Rapid Amortization Event or certain asset dispositions. The mandatory make-whole premium requirements are considered derivatives embedded in the New Notes that must be bifurcated for separate valuation. We estimated the fair value of these derivatives to be immaterial as of September 30, 2020, based on the probability-weighted discounted cash flows associated with either event.

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

During the nine months ended September 30, 2020, the Company borrowed $220.0 million against the Revolver, all of which was outstanding at September 30, 2020. At September 30, 2020, $2.8 million was pledged against the Revolver for outstanding letters of credit, leaving $2.2 million available for borrowing. The letters of credit are used primarily to satisfy insurance-related collateral requirements. The maximum amount of the Revolver outstanding during the nine months ended September 30, 2020 was $220.0 million and the weighted average interest rates for the three and nine months ended September 30, 2020 were 2.53% and 3.31%, respectively. It is anticipated that any principal and interest on the Revolver will be repaid in full on or prior to the quarterly payment date in June 2024, subject to two additional one-year extensions at the option of the Company upon the satisfaction of certain conditions.

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

The Company's DSCR for the reporting period ended September 30, 2020 was approximately 3.2x.

Debt Issuance Costs

The Company incurred costs of approximately $12.9 million in connection with the issuance of the 2019 Class A-2 Notes. These debt issuance costs are being amortized using the effective interest method over the estimated life of each tranche of the 2019 Class A-2 Notes. Amortization costs of $0.5 million and $1.6 million were included in interest expense for the three months and nine months ended September 30, 2020, respectively.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

8. Long-Term Debt (Continued)

The Company incurred costs of approximately $0.2 million in connection with the replacement of the 2018-1 Class A-1 Notes with the Revolver. These debt issuance costs were added to the remaining unamortized costs of approximately $2.8 million related to the 2018-1 Class A-1 Notes, the total of which costs is being amortized using the effective interest method over the estimated five-year life of the Revolver. Amortization costs of $0.1 million and $0.4 million were included in interest expense for the three and nine months ended September 30, 2020, respectively.
At September 30, 2020, total unamortized debt issuance costs of $12.5 million are reported as a direct reduction of the Revolver and 2019 Class A-2 Notes in the Consolidated Balance Sheets. That amount includes $2.6 million of costs related to the Revolver that were classified as other long-term assets as of December 31, 2019 because there had been no borrowing against the Revolver since it was established.

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

Maturities of Long-term Debt
Face-value maturities of long-term debt for each of the next five years, assuming the Company's leverage ratio remains greater than 5.25x, are as follows:

(In millions)
2020 (remaining three months)	$3.3
2021	13.0
2022	13.0
2023	13.0
2024	903.3
Thereafter	574.5
Total	$1,520.0

9. Stockholders' Deficit

Dividends

During the nine months ended September 30, 2020, the Company paid dividends on common stock of $23.9 million, representing a cash dividend of $0.69 per share declared in the fourth quarter of 2019, paid on January 10, 2020 to stockholders of record at the close of business on December 20, 2019 and a cash dividend of $0.76 per share declared in the first quarter of 2020, paid on April 3, 2020 to stockholders of record at the close of business on March 20, 2020. Dividends were not declared for the second or third quarters of 2020, and the Board of Directors has determined that it will not declare dividends for the fourth quarter of 2020.

Dividends declared and paid per share for the three months and nine months ended September 30, 2020 and 2019 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Dividends declared per common share	$—	$0.69	$0.76	$2.07
Dividends paid per common share	$—	$0.69	$1.45	$2.01
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

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

9. Stockholders' Deficit (Continued)

A summary of shares repurchased under the 2019 Repurchase Program, during three and nine months ended September 30, 2020 and cumulatively, is as follows:

	Shares	Cost of shares
		(In millions)
Repurchased during the three months ended September 30, 2020	—	$—
Repurchased during the nine months ended September 30, 2020	459,899	$26.5
Cumulative (life-of-program) repurchases	1,697,597	$129.8
Remaining dollar value of shares that may be repurchased	n/a	$70.2
Treasury Stock

Repurchases of the Company's common stock are included in treasury stock at the cost of shares repurchased plus any transaction costs. Treasury stock may be re-issued when stock options are exercised, when restricted stock awards are granted and when restricted stock units settle in stock upon vesting. The cost of treasury stock re-issued is determined using the first-in, first-out (“FIFO”) method. During the nine months ended September 30, 2020, the Company re-issued 396,996 shares of treasury stock at a total FIFO cost of $17.9 million.

10. Income Taxes

The Company's effective tax rate was 5.6% for the nine months ended September 30, 2020 as compared to 24.5% for the nine months ended September 30, 2019. The effective tax rate of 5.6% for the nine months ended September 30, 2020 (the tax benefit of $6.1 million on the pretax book loss of $108.6 million) was significantly different than the rate of the prior comparable period and the statutory federal tax rate of 21% because the $92.2 million impairment of goodwill incurred in the prior quarter is not deductible for federal income tax purposes and therefore has no associated tax benefit.

The total gross unrecognized tax benefit as of September 30, 2020 and December 31, 2019 was $6.2 million and $7.6 million, respectively, excluding interest, penalties and related tax benefits. The Company estimates the unrecognized tax benefit as of September 30, 2020 may decrease over the upcoming 12 months by an amount up to $1.0 million related to settlements with taxing authorities, statutes of limitations expirations and method changes. For the remaining liability, due to the uncertainties related to these tax matters, the Company is unable to make a reasonable estimate as to when cash settlement with a taxing authority will occur.

As of September 30, 2020, accrued interest was $1.9 million and accrued penalties were less than $0.1 million, excluding any related income tax benefits. As of December 31, 2019, accrued interest was $2.5 million and accrued penalties were less than $0.1 million, excluding any related income tax benefits. The Company recognizes interest accrued related to unrecognized tax benefits and penalties as a component of its income tax provision recognized in its Consolidated Statements of Comprehensive Income (Loss).

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

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

11. Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense included in general and administrative expenses in the Consolidated Statements of Comprehensive Income (Loss):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(In millions)
Total stock-based compensation expense:
Equity classified awards expense	$2.5	$2.4	$9.2	$8.3
Liability classified awards expense	1.1	0.2	0.6	2.6
Total pre-tax stock-based compensation expense	3.6	2.6	9.8	10.9
Book income tax benefit	(0.9)	(0.6)	(2.4)	(2.8)
Total stock-based compensation expense, net of tax	$2.7	$2.0	$7.4	$8.1

As of September 30, 2020, total unrecognized compensation expense of $14.7 million related to restricted stock and restricted stock units and $2.9 million related to stock options are expected to be recognized over a weighted average period of 1.1 years for restricted stock and restricted stock units and 1.3 years for stock options.

Fair Value Assumptions

The Company granted 167,969 stock options during the nine months ended September 30, 2020 for which the fair value was estimated using a Black-Scholes option pricing model. The following summarizes the assumptions used in the Black-Scholes model:

Risk-free interest rate	1.2%
Weighted average historical volatility	30.5%
Dividend yield	3.5%
Expected years until exercise	4.6
Weighted average fair value of options granted	$17.53

Equity Classified Awards - Stock Options

Stock option balances at September 30, 2020, and activity for the nine months ended September 30, 2020 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Millions)
Outstanding at December 31, 2019	1,217,438	$66.43
Granted	167,969	87.17
Exercised	(270,024)	76.01
Expired	(48,119)	112.58
Forfeited	(45,247)	86.39
Outstanding at September 30, 2020	1,022,017	64.25	6.7	$5.5
Vested at September 30, 2020 and Expected to Vest	983,454	63.99	6.7	$5.3
Exercisable at September 30, 2020	423,261	$70.54	5.3	$0.4

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price of the Company’s common stock on the last trading day of the third quarter of 2020 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2020. The aggregate intrinsic value will change based on the fair market value of the Company’s common stock and the number of in-the-money options.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

11. Stock-Based Compensation (Continued)

Equity Classified Awards - Restricted Stock and Restricted Stock Units

Outstanding balances as of September 30, 2020, and activity related to restricted stock and restricted stock units for the nine months ended September 30, 2020 were as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value	Stock-Settled Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2019	224,515	$70.52	357,807	$30.35
Granted	127,041	75.86	30,997	77.33
Released	(93,160)	55.58	(33,234)	63.98
Forfeited	(38,172)	85.01	—	—
Outstanding at September 30, 2020	220,224	$78.12	355,570	$28.01

Liability Classified Awards - Cash-settled Restricted Stock Units

The Company has granted cash-settled restricted stock units to certain employees. These instruments are recorded as liabilities at fair value as of the respective period end.

Cash-Settled Restricted Stock Units
Outstanding at December 31, 2019	63,852
Granted	2,658
Released	(1,426)
Forfeited	(11,603)
Outstanding at September 30, 2020	53,481

For the three months ended September 30, 2020 and 2019, an expense of $0.8 million and a credit of $0.2 million, respectively, was included as stock-based compensation expense related to cash-settled restricted stock units. For the nine months ended September 30, 2020 and 2019, a credit of $0.1 million and an expense of $1.0 million, respectively, was included as stock-based compensation expense related to cash-settled restricted stock units. At September 30, 2020 and December 31, 2019, liabilities of $2.1 million and $2.3 million, respectively, related to cash-settled restricted stock units were included as part of accrued employee compensation and benefits in the Consolidated Balance Sheets.

Liability Classified Awards - Long-Term Incentive Awards
The Company has granted cash long-term incentive awards (“LTIP awards”) to certain employees. Annual LTIP awards vest over a three-year period and are determined using multipliers from 0% to 200% of the target award based on (i) the total stockholder return of Dine Brands Global common stock compared to the total stockholder returns of a peer group of companies and (ii) the percentage increase in the Company's adjusted earnings per share (as defined in the applicable award agreement). The awards are considered stock-based compensation and are classified as liabilities measured at fair value as of the respective period end. For the three months ended September 30, 2020 and 2019, an expense of $0.3 million and $0.5 million, respectively, were included in total stock-based compensation expense related to LTIP awards. For the nine months ended September 30, 2020 and 2019, $0.7 million and $1.7 million, respectively, were included in total stock-based compensation expense related to LTIP awards. At September 30, 2020 and December 31, 2019, liabilities of $2.1 million and $2.9 million, respectively, related to LTIP awards were included as part of accrued employee compensation and benefits in the Consolidated Balance Sheets.

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

As of September 30, 2020, the franchise operations segment consisted of (i) 1,659 restaurants operated by Applebee’s franchisees in the United States, two U.S. territories and 11 countries outside the United States and (ii) 1,807 restaurants operated by IHOP franchisees and area licensees in the United States, two U.S. territories and 13 countries outside the United States. Franchise operations revenue consists primarily of franchise royalty revenues, franchise advertising revenue, sales of proprietary products to franchisees (primarily pancake and waffle dry mixes for the IHOP restaurants), and franchise fees.  Franchise operations expenses include advertising expenses, the cost of IHOP proprietary products, bad debt expense, franchisor contributions to marketing funds, pre-opening training expenses and other franchise-related costs.

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

Information on segments is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(In millions)
Revenues from external customers:
Franchise operations	$121.8	$156.2	$334.7	$487.8
Rental operations	26.2	29.0	78.9	89.6
Company restaurants	27.3	30.5	75.4	100.0
Financing operations	1.3	1.7	4.2	5.3
Total	$176.6	$217.4	$493.2	$682.7

Interest expense:
Rental operations	$1.6	$1.8	$4.7	$6.1
Company restaurants	0.7	0.5	1.7	1.6
Corporate	16.8	15.2	49.1	45.2
Total	$19.1	$17.5	$55.5	$52.9

Depreciation and amortization:
Franchise operations	$2.5	$2.6	$7.6	$7.7
Rental operations	3.0	3.3	9.3	10.2
Company restaurants	1.8	1.6	5.0	4.7
Corporate	3.4	3.2	10.2	8.9
Total	$10.7	$10.7	$32.1	$31.5

Gross profit, by segment:
Franchise operations	$61.1	$81.6	$167.5	$254.0
Rental operations	5.4	6.4	14.3	21.4
Company restaurants	(0.9)	0.2	(4.4)	6.9
Financing operations	1.2	1.5	3.9	4.8
Total gross profit	66.8	89.7	181.3	287.1
Corporate and unallocated expenses, net	(57.6)	(58.0)	(289.9)	(185.2)
Income (loss) before income taxes	$9.2	$31.7	$(108.6)	$101.9

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

13. Net Income (Loss) per Share

The computation of the Company's basic and diluted net income per share is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(In thousands, except per share data)
Numerator for basic and diluted income (loss) per common share:
Net income (loss)	$10,018	$23,917	$(102,433)	$76,950
Less: Net income allocated to unvested participating restricted stock	(329)	(795)	(420)	(2,621)
Net income (loss) available to common stockholders - basic	9,689	23,122	(102,853)	74,329
Effect of unvested participating restricted stock in two-class calculation	2	6	—	28
Net income (loss) available to common stockholders - diluted	$9,691	$23,128	$(102,853)	$74,357
Denominator:
Weighted average outstanding shares of common stock - basic	16,221	16,762	16,229	17,095
Dilutive effect of stock options	62	293	—	337
Weighted average outstanding shares of common stock - diluted	16,283	17,055	16,229	17,432
Net income (loss) per common share:
Basic	$0.60	$1.38	$(6.34)	$4.35
Diluted	$0.60	$1.36	$(6.34)	$4.27
For the nine months ended September 30, 2020, diluted loss per common share was computed using the basic weighted average number of shares outstanding during the period as the 86,000 shares from common stock equivalents would have been antidilutive.

The calculation of net loss per share for the three and six months ended June 30, 2020, previously reported as ($8.04) per share and ($6.69) per share, respectively, allocated an incorrect portion of the net loss from each period to unvested participating restricted stock. The correct calculation is a loss of ($8.33) per share for the three months ended June 30, 2020 and a loss of ($6.96) per share for the six months ended June 30, 2020.

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

The fair values of the Company's 2019 Class A-2 Notes at September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020	December 31, 2019
	(In millions)
Face Value of Class A-2 Notes	$1,300.0	$1,300.0
Fair Value of Class A-2 Notes	$1,164.4	$1,326.3

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

Lease Guarantees

In connection with the sale of Applebee’s restaurants to franchisees, the Company has, in certain cases, guaranteed or has potential continuing liability for lease payments totaling $253.5 million as of September 30, 2020. This amount represents the maximum potential liability for future payments under these leases. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from 2020 through 2048. Excluding unexercised option periods, the Company's potential liability for future payments under these leases is $38.2 million. In the event of default, the indemnity and default clauses in the sale or assignment agreements govern the Company's ability to pursue and recover damages incurred.

16. Restricted Cash

Current restricted cash of $47.5 million at September 30, 2020 primarily consisted of $40.5 million of funds required to be held in trust in connection with the Company's securitized debt and $6.9 million of funds from Applebee's franchisees pursuant to franchise agreements, usage of which was restricted to advertising activities. Current restricted cash of $40.7 million at December 31, 2019 primarily consisted of $38.4 million of funds required to be held in trust in connection with the Company's securitized debt and $2.3 million of funds from Applebee's franchisees pursuant to franchise agreements, usage of which was restricted to advertising activities.

Non-current restricted cash of $32.8 million at September 30, 2020 and $15.7 million at December 31, 2019 represents interest reserves required to be set aside for the duration of the Company's securitized debt. During the nine months ended September 30, 2020, the Company voluntarily increased the reserve from the required $16.4 million (one quarter of interest and fees related to the 2019 Class A-1 Notes and 2019 Class A-2 Notes) to the current balance of $32.8 million.

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

Ongoing Impact of COVID-19

The global pandemic declared in March 2020 by the World Health Organization related to the outbreak of a novel strain of coronavirus, designated “COVID-19,” continued to have a significant adverse impact on our operations throughout the third fiscal quarter and remains ongoing. Initially, federal, state, local and international governments reacted to the COVID-19 pandemic by encouraging or requiring social distancing, instituting shelter-in-place orders, and requiring, in varying degrees, reduced operating hours, restaurant dine-in limitations, capacity limitations or other restrictions that largely limited restaurants to take-out and delivery sales. While shelter-in-place directives largely have been removed as of September 30, 2020, most federal, state, local and international governments have maintained protocols that limit restaurant dine-in occupancy levels to 50% capacity or less at most of our restaurants. We and our franchisees have instituted operational procedures to comply with applicable regulatory requirements and to monitor developing health authority recommendations in order to protect the health and foster the confidence of employees and guests at the restaurants.

Since March 2020, we have taken several actions to mitigate the effects of the COVID-19 pandemic on the Company, its operations and its franchisees, as discussed below:

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

•We stopped repurchasing our common stock for the foreseeable future and our Board of Directors has decided not to declare a dividend for the second, third and fourth quarters of 2020. We will reevaluate our capital allocation strategy as industry conditions improve and normal restaurant operations resume.
•We voluntarily increased the interest reserve set aside for our securitized debt, from the required $16.4 million to $32.8 million. We also voluntarily accelerated the funding of interest on our securitized debt with the redirection of cash receipts within the securitization structure. As of October 26, 2020, the interest payments on long-term debt due December 7, 2020 and March 5, 2021 have been fully funded.
•We have reduced discretionary costs, limited new hiring and significantly reduced the use of independent contractors. At the outset of the pandemic, we temporarily furloughed certain team members across various functional groups in our restaurant support centers and company-operated restaurants and also curtailed the hours of substantially all of the hourly restaurant associates at our company-operated restaurants. Most of the hourly restaurant associates at our company-operated restaurants returned to work following the re-opening of those restaurants, and as of October 26, 2020, there were no team members from the restaurant support centers remaining on furlough. Our General & Administrative (“G&A”) expenses for the three and nine months ended September 30, 2020 were lower than the same periods of the prior year by $2.0 million and $15.8 million, respectively.
•We offered Applebee's franchisees the opportunity to defer payment of their royalty, advertising and IT support fees, primarily for the months of March and April. A total of 30 franchisees representing 94% of Applebee’s restaurants have deferred payments totaling $33.4 million. Repayment of deferred amounts, scheduled over up to nine months, began in the third quarter of 2020. As of September 30, 2020, the outstanding balance was approximately $24.4 million, with four franchisees having repaid their deferred balances in full.
•We offered IHOP franchisees the opportunity to defer their royalty, advertising, equipment rent and sublease rent payments, primarily for the months of March and April. A total of 193 franchisees representing 58% of IHOP restaurants have deferred payments totaling $22.3 million. Repayment of deferred amounts, scheduled over up to 36 weeks, began in the third quarter of 2020. As of September 30, 2020, the outstanding balance was approximately $20.4 million, with 37 franchisees having repaid their deferred balances in full.
•We received rent deferrals and abatements on properties we lease of approximately $11 million, primarily related to rent deferrals for properties on which IHOP restaurants are located.
•We allowed franchisees to defer their 2020 unit remodel and development obligations for up to 15 months.
•We have worked with our franchisees to offer a limited menu and to modify their operating hours in a manner that optimizes the functionality of their restaurants. Our expectation is restaurants will return to normal operating hours as sales return to pre-pandemic levels.
•We hired external consultants to work with franchisees in assessing their financial health and to better understand performance variability. We began this process in the 3rd quarter working closely with key franchise leaders.

In March 2020, in light of the COVID-19 pandemic, Standard & Poor's (“S&P”) placed the Company on “credit watch-negative” with respect to its 2019 Class A-2 Notes. In September 2020, S&P removed the Company from the credit watch and reaffirmed the “BBB” rating of the 2019 Class A-2 Notes.

The significance of the impacts of the COVID-19 pandemic resulted in our performing impairment assessments of our long-lived assets, goodwill and other intangible assets. As a result of these assessments, we recorded impairment charges of approximately $124 million in the second fiscal quarter of 2020. See Consolidated Results of Operations - Comparison of the Three and Nine Months ended September 30, 2020 and September 30, 2019 - Impairment and Closure Costs” for further discussion of the impairments. There were no additional impairments recorded during the third fiscal quarter of 2020.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. Among the various provisions in the CARES Act, the Company is utilizing the payroll tax deferrals offered and has claimed an Employee Retention Credit. As of September 30, 2020, the Company has deferred the payment of $2.0 million in payroll taxes, of which 50% will be paid by December 31, 2021 and the remaining 50% will be paid by December 31, 2022. The Company also has claimed an Employee Retention Credit of $0.6 million as of September 30, 2020. The Company did not receive any form of loan pursuant to the Paycheck Protection Program established under the CARES Act. Other than the deferrals and credits noted above, the Company did not receive financial aid pursuant to assistance programs offered by the federal government related to the COVID-19 pandemic.

Our total cash balances as of the past five fiscal quarter ends were are follows:

	September 30, 2019	December 31, 2019	March 31, 2020	June 30, 2020	September 30, 2020
	(In millions)
Cash and cash equivalents	$100.5	$116.0	$344.6	$278.5	$309.3
Restricted cash, current	36.7	40.7	34.2	31.2	47.5
Restricted cash, non-current	15.7	15.7	16.4	32.8	32.8
Total	$152.9	$172.4	$395.2	$342.5	$389.6

The increase in total cash balances from December 31, 2019 to March 31, 2020 is primarily due to the draw-down of $220 million from our revolving credit facility in March 2020. The decrease in total cash balances from March 31, 2020 to June 30, 2020 is primarily due the impact on our operations of the COVID-19 pandemic as well as to our offering franchisees the opportunity to defer payments due to us as noted above. The increase in total cash balances from June 30, 2020 to September 30, 2020 reflects the improvement in operations as restrictions on in-restaurant dining became more relaxed and commencement of collections of amounts deferred by franchisees discussed above. See “Consolidated Results of Operations - Comparison of the Three and Nine Months ended September 30, 2020 and September 30, 2019.”
Operating activities provided cash of $36.7 million for the nine months ended September 30, 2020, compared with cash provided by operating activities of $105.6 million for the nine months ended September 30, 2019. The decrease primarily was due to a significant decline in customer traffic at our restaurants that adversely impacted our segment operations and to payment deferrals we offered to our franchisees, partially offset by reduced G&A expenses and rent deferrals and abatements we received from our landlords. Franchisees began repaying the deferrals noted above in the third quarter of 2020. See “Liquidity and Capital Resources - Cash Flows.“

As international, federal, state and local governments began to remove or modify existing restrictions on dine-in restaurant operations in certain jurisdictions, we and our franchisees have been able to increase dine-in services at Applebee's and IHOP restaurants in compliance with jurisdictional requirements. As a result, the operating status of IHOP and Applebee's restaurants changed during the third quarter of 2020 as follows:

	Status as of 2020 Fiscal Month Ended
	June	July	August	September
Applebee's Domestic
Restaurants with dining rooms open*	1,522	1,505	1,558	1,595
Restaurants limited to off-premise sales	70	94	37	3
Restaurants temporarily closed	41	31	24	16
Total	1,633	1,630	1,619	1,614
% of total operating in some capacity	97%	98%	99%	99%

IHOP Domestic
Restaurants with dining rooms open*	1,485	1,321	1,349	1,425
Restaurants limited to off-premise sales	76	244	234	167
Restaurants temporarily closed	134	128	99	91
Total	1,695	1,693	1,682	1,683
% of total operating in some capacity	92%	92%	94%	95%

International
Restaurants with dining rooms open*	131	169	203	207
Restaurants limited to off-premise sales	56	34	9	8
Restaurants temporarily closed	57	37	25	23
Total	244	240	237	238
% of total operating in some capacity	77%	85%	89%	90%

* In most instances, limited to 50% capacity or less and/or reduced operating hours

The operating status of our restaurant remains fluid and subject to change. There can be no assurance the percentage of restaurants operating in some capacity as presented above will continue or will not reverse as government authorities modify existing restrictions or implement new restrictions on dine-in restaurant operations in responses to changes in the number of COVID-19 infections in their respective jurisdictions, particularly in light of a projected increase in COVID-19 infections during the upcoming fall and winter seasons. There can be no assurance the total number of restaurants will not change subsequent to September 30, 2020. See “Restaurant Data - Restaurant Development Activity.”

Our average weekly sales per restaurant increased during the three months ended September 30, 2020, as shown below. We believe the improvement was primarily due to the continued re-opening of dining rooms, retention of off-premise sales and the resumption of national media advertising in July. We had virtually no national media advertising during the second quarter of 2020.

Average weekly unit sales (in thousands)	Fiscal Month of 2020 Ended			Three months ended September 30, 2020	Three months ended September 30, 2019
	July	August	September
Applebee's domestic	$37.6	$38.4	$40.0	$39.2	$45.0
IHOP	$23.8	$25.7	$26.8	$25.6	$35.7

Despite the improvement noted over the course of the third quarter, average weekly restaurant sales for the three months ended September 30, 2020 were 12.9% lower at Applebee's restaurants and 28.3% lower at IHOP restaurants compared to the same period of the prior year. The decrease primarily was due to a substantial decline in customer traffic at our restaurants, primarily resulting from the measures undertaken to stem the spread of COVID-19, which had a significant unfavorable impact on the Key Financial Results presented below.

We cannot predict how long the COVID-19 pandemic and its impact on our operations will last, whether or when recurrences of the virus may arise, what restrictions on in-restaurant dining may be imposed or re-imposed, the timing and extent of customer re-engagement with our brands and, in general, what the short- and long-term impact on consumer discretionary spending the COVID-19 pandemic might have on our operations and the restaurant industry as a whole.

Key Financial Results

	Three months ended September 30,		Favorable (Unfavorable) Variance	Nine months ended September 30,		Favorable (Unfavorable) Variance
	2020	2019		2020	2019

	(In millions, except per share data)
Income (loss) before income taxes	$9.2	$31.7	$(22.6)	$(108.6)	$101.9	$(210.5)
Income tax (provision) benefit	0.9	(7.8)	8.7	6.1	(25.0)	31.1
Net income (loss)	$10.0	$23.9	$(13.9)	$(102.4)	$76.9	$(179.4)

Effective tax rate	(9.5)%	24.6%	34.1%	5.6%	24.5%	18.9%

Net income (loss) per diluted share	$0.60	$1.36	$(0.76)	$(6.34)	$4.27	$(10.61)
			% (decrease)			% (decrease)
Weighted average diluted shares	16.3	17.1	(4.5)%	16.2	17.4	(6.9)%

The following table highlights the primary components of the decrease in our income before income taxes for the three and nine months ended September 30, 2020, compared to our income before income taxes from the same periods of 2019:

	Favorable (Unfavorable) Variance
	Three months ended September 30, 2020	Nine months ended September 30, 2020
	(In millions)
Decrease in gross profit:
Applebee's franchise operations	$(9.0)	$(39.0)
IHOP franchise operations	(11.5)	(47.5)
Company restaurant operations	(1.1)	(11.3)
Rental and financing operations	(1.3)	(8.0)
Total decrease in gross profit	(22.9)	(105.8)
Impairment and closure charges	—	(123.9)
Decrease in G&A expenses	2.0	15.8
Loss on extinguishment of debt	—	8.3
Other income and expense items	(1.7)	(4.8)
Decrease in income before income taxes	$(22.6)	$(210.5)

The significant impacts of the COVID-19 pandemic resulted in our performing impairment assessments of our long-lived assets, goodwill and other intangible assets. As a result of these assessments, we recorded an impairment to Applebee's goodwill of $92.2 million, an impairment to Applebee's intangible assets of $14.3 million and impairments to long-lived assets of both brands totaling approximately $17.2 million in the second quarter of 2020. There were no similar impairments recorded in the third quarter of 2020.

Gross profit for the three and nine months ended September 30, 2020 decreased compared to the same periods of the prior year, primarily due to a significant decrease in customer traffic resulting from the measures undertaken to stem the spread of COVID-19 discussed above, as well as an increase in bad debt expense.

See “Consolidated Results of Operations - Comparison of the Three and Nine Months ended September 30, 2020 and September 30, 2019” for additional discussion of the changes presented above.

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

Our key performance indicators for the three and nine months ended September 30, 2020 were as follows:

	Three months ended September 30, 2020		Nine months ended September 30, 2020
	Applebee's	IHOP	Applebee's	IHOP
Sales percentage decrease	(16.7)%	(34.4)%	(27.6)%	(37.6)%
% decrease in domestic system-wide same-restaurant sales	(13.3)%	(30.2)%	(24.1)%	(33.8)%
Net franchise restaurant reduction (1)	(21)	(16)	(59)	(34)
Net decrease in total effective restaurants (2)	(105)	(138)	(133)	(146)
________________________________________________

(1) Franchise and area license restaurant closings, net of openings, during the three and nine months ended September 30, 2020.
(2) Change in the weighted average number of franchise, area license and company-operated restaurants open during the three and nine months ended September 30, 2020, compared to the weighted average number of those open during the same period of 2019.

The Applebee's and IHOP sales percentage decreases for the three and nine months ended September 30, 2020 were due to a decrease in domestic same-restaurant sales primarily as a result of the effects of COVID-19, as well as a decrease in total effective restaurants. The decrease in total effective restaurants for each brand reflects both permanent closures, net of openings, and the weighted effect of restaurants temporarily closed during the three and nine months ended September 30, 2020.

Domestic Same-Restaurant Sales

Applebee’s system-wide domestic same-restaurant sales decreased 13.3% for the three months ended September 30, 2020 and decreased 24.1% for the nine months ended September 30, 2020 from the same periods of the prior year. The decreases primarily were due to a significant decline in customer traffic as a result of the effects of COVID-19 that began to impact our restaurants around the middle of March 2020, partially offset by an increase in average check.
Applebee’s system-wide domestic same-restaurant sales for the three months ended September 30, 2020 improved significantly compared to the decrease of 49.4% for the three months ended June 30, 2020. This improvement primarily was due to the easing or removal of governmental restrictions on dine-in restaurant operations in certain jurisdictions, an increase in consumers' ability and desire to patronize restaurants, retention of off-premise sales and the Company's return to national media advertising in July 2020 after having temporarily discontinued its national advertising programs in March 2020. As shown in the table below, after reaching a low point in April 2020, Applebee's experienced progressive improvement in same-restaurant sales for the months of May through September 2020. On a weekly basis, Applebee's same-restaurant sales improved sequentially for 10 of the 13 weeks comprising the third quarter of 2020, culminating with an increase of 0.4% in same-restaurant sales for the week ended September 27, 2020.

While off-premise sales as a percentage of total sales has declined from the April 2020 peak as the dine-in capability of restaurants has expanded, off-premise sales have increased compared to pre-pandemic levels.

Applebee's off-premise sales as % total

2020 Fiscal Month Ended
Jan	Feb	March	April	May	June	July	August	September
13.1%	14.4%	22.0%	99.8%	76.4%	40.2%	38.0%	34.9%	31.7%

Based on data from Black Box Intelligence, a restaurant sales reporting firm (“Black Box”), Applebee's 13.3% decrease in same-restaurant sales for the three months ended September 30, 2020 outperformed the casual dining segment of the restaurant industry (excluding Applebee's) during that same period. During the three months ended September 30, 2020, the casual dining segment also experienced a decrease in same-restaurant sales that was due to a significant decline in customer traffic as well as a slight decrease in average customer check. Applebee's decrease in traffic for the three months ended September 30, 2020 was less than that of the casual dining segment, and Applebee's increase in average check was greater than that of the casual dining segment.

Applebee's 24.1% decrease in same-restaurant sales for the nine months ended September 30, 2020 underperformed the casual dining segment of the restaurant industry (excluding Applebee's) during that same period. During the nine months ended September 30, 2020, the casual dining segment also experienced a decrease in same-restaurant sales that was due to a significant decline in customer traffic. Applebee's decrease in traffic for the nine months ended September 30, 2020 was greater than that of the casual dining segment during that same period.

IHOP's system-wide domestic same-restaurant sales decreased 30.2% for the three months ended September 30, 2020 and decreased 33.8% for the nine months ended September 30, 2020 from the same periods of the prior year. The decreases primarily were due to a significant decline in customer traffic as a result of the effects of COVID-19 that began to impact our restaurants around the middle of March 2020, partly offset by an increase in average check. Based on data from Black Box, the family dining segment underperformed the overall restaurant industry for both the three and nine months ended September 30, 2020. The breakfast category, in general, has experienced larger transaction declines than other dayparts.

IHOP's system-wide domestic same-restaurant sales for the three months ended September 30, 2020 improved significantly compared to the decrease of 59.1% for the three months ended June 30, 2020. This improvement primarily was due to the easing or removal of governmental restrictions on dine-in restaurant operations in certain jurisdictions, an increase in the consumer's ability and desire to patronize restaurants, retention of off-premise sales and the Company's return to national media advertising in July 2020 after having temporarily discontinued its national advertising programs in March 2020. As shown in the table below, after reaching a low point in April 2020, IHOP experienced progressive improvement in same-restaurant sales for four of the five months of May through September 2020. On a weekly basis, IHOP's same-restaurant sales improved sequentially for 9 of the 13 weeks comprising the third quarter of 2020.

While off-premise sales as a percentage of total sales has declined from the April 2020 peak as the dine-in capability of restaurants has expanded, off-premise sales have increased compared to pre-pandemic levels.

IHOP off-premise sales as % total

2020 Fiscal Month Ended
Jan	Feb	March	April	May	June	July	August	September
9.7%	10.4%	17.0%	94.7%	68.8%	35.8%	35.0%	32.5%	30.6%

Based on data from Black Box, IHOP's 30.2% decrease in same-restaurant sales for the three months ended September 30, 2020 outperformed the family dining segment of the restaurant industry (excluding IHOP) during that period. During the three months ended September 30, 2020, the family dining segment also experienced a decrease in same-restaurant sales that was due to a significant decline in customer traffic, partially offset by an increase in average customer check. IHOP's decrease in traffic for the three months ended September 30, 2020 was less than that of the family dining segment.

IHOP's 33.8% decrease in same-restaurant sales for the nine months ended September 30, 2020 underperformed the family dining segment of the restaurant industry (excluding IHOP) during that same period. During the nine months ended September 30, 2020, the family dining segment also experienced a decrease in same-restaurant sales that was due to a significant decline in customer traffic, partially offset by an increase in average customer check. IHOP's decrease in traffic for the nine months ended September 30, 2020 was greater that of the family dining segment and IHOP's increase in average check was smaller than that of the family dining segment.

Restaurant Data

The following table sets forth the number of “Effective Restaurants” in the Applebee’s and IHOP systems and information regarding the percentage change in sales at those restaurants compared to the same periods of the prior year. Sales at restaurants that are owned by franchisees and area licensees are not attributable to the Company and, as such, the percentage change in sales at Effective Restaurants is based on non-GAAP sales data. However, we believe that presentation of this information is useful in analyzing our revenues because franchisees and area licensees pay us royalties and advertising fees that are based on a percentage of their sales, and, where applicable, rental payments under leases that partially may be based on a percentage of their sales. Management also uses this information to make decisions about plans for future development of additional restaurants as well as evaluation of current operations.

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Applebee's Restaurant Data	(Unaudited)
Effective Restaurants(a)
Franchise	1,636	1,741	1,620	1,752
Company	69	69	68	69
Total	1,705	1,810	1,688	1,821
System-wide(b)
Domestic sales percentage change(c)	(16.7)%	(3.8)%	(27.6)%	(2.7)%
Domestic same-restaurant sales percentage change(d)	(13.3)%	(1.6)%	(24.1)%	(0.1)%
Franchise(b)
Domestic sales percentage change(c) (e)	(16.9)%	(6.8)%	(27.7)%	(5.9)%
Domestic same-restaurant sales percentage change(d)	(13.4)%	(1.7)%	(24.1)%	(0.2)%
Average weekly domestic unit sales (in thousands)	$39.2	$45.0	$36.6	$47.7

IHOP Restaurant Data
Effective Restaurants(a)
Franchise	1,530	1,667	1,517	1,660
Area license	157	158	153	156
Total	1,687	1,825	1,670	1,816
System-wide(b)
Sales percentage change(c)	(34.4)%	1.2%	(37.6)%	2.2%
Domestic same-restaurant sales percentage change, including area license restaurants(d)	(30.2)%	0.03%	(33.8)%	1.1%
Franchise(b)
Sales percentage change(c)	(34.3)%	1.1%	(37.6)%	2.2%
Domestic same-restaurant sales percentage change(d)	(29.9)%	0.03%	(33.6)%	1.0%
Average weekly unit sales (in thousands)	$25.6	$35.7	$24.9	$36.5
Area License(b)
Sales percentage change(c)	(35.0)%	2.4%	(37.1)%	2.4%
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

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Reported sales (in millions)	(Unaudited)

Applebee's domestic franchise restaurant sales	$778.2	$936.5	$2,168.4	$2,997.2
Applebee's company-operated restaurants	27.3	30.5	75.4	100.0
IHOP franchise restaurant sales	508.3	773.9	1,475.2	2,364.4
IHOP area license restaurant sales	46.2	71.1	136.6	217.2
Total	$1,360.0	$1,812.0	$3,855.6	$5,678.8

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
(e)   The Applebee's franchise sales percentage change for the nine months ended September 30, 2019 was impacted by the acquisition of 69 franchise restaurants in December 2018 that became reported as company-operated.

Restaurant Development Activity	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Applebee's	(Unaudited)
Summary - beginning of period:
Franchise	1,680	1,746	1,718	1,768
Company restaurants	69	69	69	69
Beginning of period	1,749	1,815	1,787	1,837

Franchise restaurants opened:
Domestic	1	—	1	—
International	3	—	3	1
Total franchise restaurants opened	4	—	4	1
Franchise restaurants permanently closed:
Domestic	(20)	(9)	(52)	(26)
International	(5)	(2)	(11)	(8)
Total franchise restaurants permanently closed	(25)	(11)	(63)	(34)
Net franchise restaurant reduction	(21)	(11)	(59)	(33)

Summary - end of period:
Franchise	1,659	1,735	1,659	1,735
Company restaurants	69	69	69	69
Total Applebee's restaurants, end of period	1,728	1,804	1,728	1,804
Domestic	1,614	1,667	1,614	1,667
International	114	137	114	137

IHOP
Summary - beginning of period:
Franchise	1,666	1,669	1,680	1,669
Area license	157	159	161	162
Total IHOP restaurants, beginning of period	1,823	1,828	1,841	1,831

Franchise/area license restaurants opened:
Domestic franchise	1	8	8	23
Domestic area license	2	3	3	5
International franchise	3	7	5	9
Total franchise/area license restaurants opened	6	18	16	37
Franchise/area license restaurants permanently closed:
Domestic franchise	(16)	(7)	(35)	(19)
Domestic area license	—	(1)	(3)	(6)
International franchise	(6)	(2)	(10)	(7)
International area license	—	—	(2)	—
Total franchise/area license restaurants permanently closed	(22)	(10)	(50)	(32)
Net franchise/area license restaurant (reduction) addition	(16)	8	(34)	5

Summary - end of period:
Franchise	1,648	1,675	1,648	1,675
Area license	159	161	159	161
Total IHOP restaurants, end of period	1,807	1,836	1,807	1,836
Domestic	1,683	1,708	1,683	1,708
International	124	128	124	128
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

For the full year of 2020, we believe our expectations regarding net restaurant development and closures by our Applebee’s franchisees and IHOP franchisees and area licensees could be materially impacted by the continuing impact of COVID-19 and our temporary suspension of franchisee development obligations in response thereto. Given the significant uncertainties related to the COVID-19 pandemic, including the potential re-imposition of dine-in operating restrictions on restaurants, customer re-engagement with our brands and the short- and long-term impact on consumer discretionary spending, we have withdrawn our 2020 net restaurant development and closure guidance issued on February 24, 2020.

We and certain of our IHOP franchisees are evaluating the long-term viability of certain IHOP restaurants in light of individual store-level economics impacted by the COVID-19 crisis. While the timing and extent of any closures resulting from these evaluations are uncertain, we currently anticipate the evaluations could result in the closure of up to 100 IHOP restaurants over the next six months. Our franchisees are independent businesses and their decisions to close restaurants, both temporarily and permanently, can be impacted by numerous factors that are outside of our control, including but not limited to, the impact of COVID-19 on individual franchisees as well as franchisees' agreements with their lenders and landlords. While we are not able at this time to determine the impact of such closure on our results, changes in the number of Applebee's and IHOP restaurants impact our system-wide retail sales that drive our franchise royalty revenues as well as, in the case of IHOP restaurants, sales of proprietary pancake and waffle dry mix. Further, in the case of certain such restaurants, we own or lease the underlying property and sublease it to the applicable franchisee. Thus, our rental income could be adversely affected due to our obligation to make rental or other payments for such properties.

CONSOLIDATED RESULTS OF OPERATIONS
Comparison of the Three and Nine Months ended September 30, 2020 and September 30, 2019

Financial Results

Revenue	Three months ended September 30,		Favorable (Unfavorable) Variance	Nine months ended September 30,		Favorable (Unfavorable) Variance
	2020	2019		2020	2019
	(In millions)
Franchise operations	$121.8	$156.2	$(34.4)	$334.7	$487.8	$(153.1)
Rental operations	26.2	29.0	(2.8)	78.9	89.6	(10.7)
Company restaurant operations	27.4	30.5	(3.1)	75.4	100.0	(24.6)
Financing operations	1.3	1.7	(0.4)	4.2	5.3	1.1
Total revenue	$176.7	$217.4	$(40.7)	$493.2	$682.7	$(189.5)
Change vs. prior period	(18.7)%			(27.7)%

Total revenue for franchise and company restaurant operations for the three and nine months ended September 30, 2020 decreased compared with the same periods of the prior year, primarily due to a significant decline in customer traffic at our restaurants as a result of the effects of measures put in place by various levels of government to mitigate the spread of the COVID-19 virus and changes in consumer behavior resulting therefrom. Rental operations revenue was also impacted by COVID-19 effects, primarily due to a decline in rent paid based on a percentage of franchisees' retail sales

Gross Profit	Three months ended September 30,		Favorable (Unfavorable) Variance	Nine months ended September 30,		Favorable (Unfavorable) Variance
	2020	2019		2020	2019
	(In millions)
Franchise operations	$61.1	$81.6	$(20.5)	$167.5	$254.0	$(86.5)
Rental operations	5.4	6.4	(1.0)	14.3	21.4	(7.1)
Company restaurant operations	(0.9)	0.2	(1.1)	(4.4)	6.9	(11.3)
Financing operations	1.2	1.5	(0.2)	3.9	4.8	(1.0)
Total gross profit	$66.8	$89.7	$(22.9)	$181.3	$287.1	$(105.8)
Change vs. prior period	(25.6)%			(36.8)%

Total gross profit for the three and nine months ended September 30, 2020 decreased compared with the same periods of the prior year, primarily due to a significant decline in customer traffic at our restaurants as a result of the effects of measures put in place by various levels of government to mitigate the spread of the COVID-19 virus and changes in consumer behavior resulting therefrom, as well as increases in bad debt expense of $3.5 million and $9.7 million, respectively, for three and nine months ended September 30, 2020.

	Three months ended September 30,		Favorable (Unfavorable) Variance	Nine months ended September 30,		Favorable (Unfavorable) Variance
Franchise Operations	2020	2019		2020	2019
	(In millions, except number of restaurants)
Effective Franchise Restaurants:(1)
Applebee’s	1,636	1,741	(105)	1,620	1,752	(132)
IHOP	1,687	1,825	(138)	1,670	1,816	(146)

Franchise Revenues:
Applebee’s franchise fees	$32.4	$38.6	$(6.2)	$90.1	$123.3	$(33.3)
IHOP franchise fees	37.5	50.1	(12.6)	101.8	152.6	(50.7)
Advertising fees	51.9	67.5	(15.6)	142.8	211.9	(69.1)
Total franchise revenues	121.8	156.2	(34.4)	334.7	487.8	(153.1)
Franchise Expenses:
Applebee’s	3.2	0.4	(2.8)	7.8	2.1	(5.7)
IHOP	5.5	6.7	1.1	16.6	19.8	3.2
Advertising expenses	51.9	67.5	15.6	142.8	211.9	69.1
Total franchise expenses	60.6	74.6	13.9	167.2	233.8	66.6
Franchise Gross Profit:
Applebee’s	29.2	38.2	(9.0)	82.3	121.2	(39.0)
IHOP	31.9	43.4	(11.5)	85.2	132.8	(47.5)
Total franchise gross profit	$61.1	$81.6	$(20.5)	$167.5	$254.0	$(86.5)
Gross profit as % of revenue (2)	50.2%	52.3%		50.1%	52.1%
Gross profit as % of franchise fees (2)(3)	87.5%	92.0%		87.3%	92.1%
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

Applebee’s franchise fee revenue for the three months ended September 30, 2020 declined 16.2% compared to the same period of the prior year. Approximately $4.5 million of the decline was due to a decrease of 13.4% in domestic franchise same-restaurant sales primarily caused by the adverse impact on customer traffic of COVID-19-related mitigation measures and changes in consumer behavior. Additionally, revenue decreased $0.8 million due to temporary domestic restaurant closures and $0.8 million due to permanent domestic restaurant closures. Applebee's international revenues declined $0.7 million, primarily due to a decline in same-restaurant sales as well as a $0.2 million decline due to temporary and permanent restaurant closures.

The increase in Applebee's franchise expenses for the three months ended September 30, 2020 compared with the same period of the prior year was due to an increase in bad debt expense. Bad debt expense for the three months ended September 30, 2020 was $2.4 million as compared to bad debt recovery of $0.7 million during the three months ended September 30, 2019.

IHOP franchise fee revenue for the three months ended September 30, 2020 decreased 25.2% compared to the same period of the prior year, primarily due to lower royalty and pancake and waffle dry mix revenues resulting from a 29.9% decrease in domestic franchise same-restaurant sales primarily caused by the adverse impact on customer traffic of COVID-19-related mitigation measures and changes in consumer behavior. Approximately $1.9 million of the revenue decline was due to domestic temporary restaurant closures. IHOP's international revenues declined $1.5 million, due primarily to a decline in same-restaurant sales as well as a $0.2 million decrease due to temporary and permanent restaurant closures. Partially offsetting these unfavorable items was an increase in forfeited franchise fees.

IHOP franchise expenses for the three months ended September 30, 2020 declined from the same period of the prior year primarily due to a decrease in purchase of pancake and waffle dry mix, partially offset by an increase in bad debt expense. IHOP's bad debt expense for the three months ended September 30, 2020 was $0.4 million as compared to a small amount of bad debt recovery during the three months ended September 30, 2019.

Total franchise gross profit decreased for the three months ended September 30, 2020 compared to the same period of the prior year, primarily due to significant decreases in domestic franchise same-restaurant sales for both Applebee's and IHOP primarily resulting from the adverse impact on customer traffic of COVID-19-related mitigation measures and changes in consumer behavior, as well as an increase in bad debt expense.

Applebee’s franchise fee revenue for the nine months ended September 30, 2020 declined 27.0% compared to the same period of the prior year. Approximately $25.8 million of the decline was due to a decrease of 24.1% in domestic franchise same-restaurant sales primarily caused by the adverse impact on customer traffic of COVID-19-related mitigation measures and changes in consumer behavior. Additionally, revenue decreased $4.0 million due to temporary domestic restaurant closures and $2.5 million due to permanent domestic restaurant closures. Applebee's international revenues declined $2.6 million, primarily due to a decline in same-restaurant sales as well as a $0.6 million decrease due to temporary closures and a $0.2 million due to permanent restaurant closures. These unfavorable changes were partially offset by a decrease in domestic delivery credits that reduce royalty revenue and an increase in international franchise fees.

The increase in Applebee's franchise expenses for the nine months ended September 30, 2020 compared with the same period of the prior year was due to $6.4 million increase in bad debt expense. Bad debt expense for the nine months ended September 30, 2020 was $5.2 million as compared to a bad debt recovery of $1.1 million during the nine months ended September 30, 2019.

IHOP franchise fee revenue for the nine months ended September 30, 2020 decreased 33.3% compared to the same period of the prior year, primarily due to lower royalty and pancake and waffle dry mix revenues resulting from a 33.6% decrease in domestic franchise same-restaurant sales primarily caused by the adverse impact on customer traffic of COVID-19-related mitigation measures and changes in consumer behavior. Additionally, revenue decreased $6.3 million due to temporary domestic restaurant closures. IHOP's international revenues declined $3.4 million, due primarily to a decline in same-restaurant sales as well as a $0.4 million decrease due to temporary and permanent restaurant closures. These unfavorable changes were partially offset by a $0.6 million increase in franchise fees.

IHOP franchise expenses for the nine months ended September 30, 2020 declined from the same period of the prior year primarily due to a decrease in purchases of pancake and waffle dry mix, partially offset by a $3.1 million increase in bad debt expense. IHOP bad debt expense for the nine months ended September 30, 2020 was $2.9 million compared to a bad debt recovery of $0.2 million in the prior year period.
Total franchise gross profit decreased for the nine months ended September 30, 2020 compared to the same period of the prior year, primarily due to significant decreases in domestic franchise same-restaurant sales for both Applebee's and IHOP primarily resulting from the adverse impact on customer traffic of COVID-19-related mitigation measures and changes in consumer behavior, as well as an increase in bad debt expense.

Advertising revenue and expense by brand for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three months ended September 30,		Increase (decrease)	Nine months ended September 30,		Increase (decrease)
	2020	2019		2020	2019
	(In millions)
Advertising Revenues and Expenses:
Applebee’s	$33.0	$39.0	$(6.0)	$88.0	$124.4	$(36.4)
IHOP	18.9	28.5	(9.6)	54.8	87.5	(32.7)
Total advertising revenues and expenses	$51.9	$67.5	$(15.6)	$142.8	$211.9	$(69.1)

Applebee's advertising revenue and expense for the three months ended September 30, 2020 decreased 15.3% compared to the same period of the prior year, primarily due to the decrease of 13.4% in domestic franchise same-restaurant sales, a $0.9 million decrease due to temporary domestic restaurant closures and a $0.9 million decrease due to permanent domestic restaurant closures. IHOP's advertising revenue and expense for the three months ended September 30, 2020 decreased 33.7% compared to the same period of the prior year, primarily due to the decrease of 29.9% in domestic franchise same-restaurant sales, as well as a decrease due to temporary and permanent restaurant closures.

Applebee's advertising revenue and expense for the nine months ended September 30, 2020 decreased 29.3% compared to the same period of the prior year, primarily due to the decrease of 24.1% in domestic franchise same-restaurant sales, a $4.3 million decrease due to temporary domestic restaurant closures, a $2.9 million decrease due to permanent domestic restaurant closures and a $2.2 million decrease due to franchisee collectibility. IHOP's advertising revenue and expense for the nine months ended September 30, 2020 decreased 37.4% compared to the same period of the prior year, primarily due to the decrease of 33.6% in domestic franchise same-restaurant sales, as well as a decrease due to temporary and permanent restaurant closures.

It is our accounting policy to recognize any deficiency in advertising fee revenue compared to advertising expenditure or recovery of a previously recognized deficiency in advertising fee revenue compared to advertising expenditure in the fourth quarter of our fiscal year.

Rental Operations	Three months ended September 30,		Favorable (Unfavorable) Variance	Nine months ended September 30,		Favorable (Unfavorable) Variance
	2020	2019		2020	2019
	(In millions)
Rental revenues	$26.2	$29.0	$(2.8)	$78.9	$89.6	$(10.7)
Rental expenses	20.8	22.6	1.8	64.6	68.2	3.6
Rental operations gross profit	$5.4	$6.4	$(1.0)	$14.3	$21.4	$(7.1)
Gross profit as % of revenue (1)	20.6%	22.0%		18.2%	23.9%
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

Rental segment revenue for the three months ended September 30, 2020 decreased as compared to the same period of the prior year primarily due to a $1.7 million decline in rental income based on a percentage of franchisees' retail sales, a $0.3 million decrease in base rent due to restaurant closures and lease buy-outs and a progressive decline of $0.4 million in interest income as direct financing leases are repaid. Rental segment expenses for the three months ended September 30, 2020 decreased compared to the same period of the prior year primarily due to a $0.9 million decrease in base rent expense due to restaurant closures and lease buy-outs, a $0.4 million decrease in rent paid based on a percentage of franchisees' retail sales, a $0.3 million decrease in depreciation expense and a $0.2 million decrease in interest expense as finance lease obligations are repaid.
Rental segment revenue for the nine months ended September 30, 2020 decreased as compared to the same period of the prior year, primarily due to a $5.5 million decrease in rental income based on a percentage of franchisees' retail sales, a $2.7 million decrease in base rent due to restaurant closures and lease buy-outs and a progressive decline of $1.2 million in interest income as direct financing leases are repaid. Rental segment expenses for the nine months ended September 30, 2020 decreased compared to the same period of the prior year primarily due to a $1.3 million decrease in rent paid based on a percentage of franchisees' retail sales, $1.4 million decrease in interest expense as finance lease obligations are repaid and a $0.9 million decrease in depreciation expense.

Company Restaurant Operations

	Three months ended September 30,		Favorable (Unfavorable) Variance	Nine months ended September 30,		Favorable (Unfavorable) Variance
	2020	2019		2020	2019

Effective Restaurants	69	69	—	68	69	(1)
	(In millions)
Company restaurant sales(1)	$27.4	$30.5	$(3.1)	$75.4	$100.0	$(24.6)
Company restaurant expenses(1)	27.5	30.3	2.8	78.0	93.1	15.1
IHOP restaurant expenses(2)	0.8	—	(0.8)	1.8	—	(1.8)
Company restaurant gross profit	$(0.9)	$0.2	$(1.1)	$(4.4)	$6.9	$(11.3)
Gross profit as % of revenue (3)	(0.6)%	0.6%		(3.4)%	6.9%
_____________________________________________________
(1) Related to 69 Applebee's company-operated restaurants.
(2) Costs associated with IHOP restaurants in the process of being refranchised.
(3) Calculated for Applebee's company-operated restaurants only. Percentages calculated on actual amounts, not rounded amounts presented above.

All 69 company-operated Applebee's restaurants have remained open throughout the three months ended September 30, 2020. The slight decrease in effective restaurants for the nine months ended September 30, 2020 reflects the temporary closure of seven restaurants for a short period of time in April 2020. In compliance with state and local requirements, the restaurants were largely limited to off-premise sales for approximately 10 weeks ( the last three weeks of the first quarter and the first seven weeks of the second quarter). By mid-May, 2020, the dining rooms for all 69 restaurants were open but limited to no more than 50% of capacity. As a result of these restrictions, same-restaurant sales decreased 10.7% and 24.2%, respectively, for the three and nine months ended September 30, 2020. The comparison of gross profit for Applebee's company-operated restaurants as a percentage of revenue for the three and nine months ended September 30, 2020 as compared to the same periods of the prior year was adversely impacted by the COVID-19-related operating constraints described above.

In addition, Company segment restaurant expenses for the three and nine months ended September 30, 2020 include approximately $0.8 million and $1.8 million, respectively, of costs associated with certain IHOP restaurants while in the process of being refranchised.

Financing Operations

Financing revenues primarily consist of interest income from the financing of IHOP equipment leases and franchise fees, sales of equipment associated with refranchised IHOP restaurants and interest income on Applebee's notes receivable from franchisees. Financing expenses are the cost of any restaurant equipment sold associated with refranchised IHOP restaurants.

Financing revenue and gross profit for the three and nine months ended September 30, 2020 declined primarily because of decreases in interest income as note balances are repaid.

G&A Expenses

	Three months ended September 30,		Favorable (Unfavorable) Variance	Nine months ended September 30,		Favorable (Unfavorable) Variance
	2020	2019		2020	2019
	(In millions)
Total G&A expenses	$36.9	$38.9	$2.0	$105.4	$121.1	$15.8

G&A expenses for the three months ended September 30, 2020 decreased 5.3% compared to the same period of the prior year, primarily due to a $1.7 million decrease in travel costs. Included in total G&A expenses for the three months ended September 30, 2020 were $0.9 million of expenses related to company-operated restaurants, a decrease of $0.4 million from the same period of the prior year. As of October 26, 2020, there were no team members from the restaurant support centers remaining on furlough.

G&A expenses for the nine months ended September 30, 2020 decreased 13.0% compared to the same period of the prior year, primarily due to an $10.9 million decrease in personnel-related costs, as well as decreases in travel and consumer research costs, partially offset by increased depreciation primarily related to capitalized software projects. The decline in personnel-related costs was primarily due to lower costs of salaries and benefits, related in large part to the furloughing of approximately one-third of team members across various functional groups in our restaurant support centers for approximately six months, as well as lower costs of equity-based and other incentive compensation. Included in total G&A expenses for the nine months ended September 30, 2020 were $3.1 million of expenses related to company-operated restaurants, a decrease of $0.7 million from the same period of the prior year.

Impairment and Closure Costs	Three months ended September 30,		Favorable (Unfavorable) Variance	Nine months ended September 30,		Favorable (Unfavorable) Variance
	2020	2019		2020	2019
	(In millions)
Goodwill impairment	$—	$—	$—	$92.2	$—	$(92.2)
Tradename impairment	—	—	—	11.0	—	(11.0)
Long-lived asset impairment	—	—	—	17.2	—	(17.2)
Impairment of reacquired franchise rights	—	—	—	3.3	—	(3.3)
Closure costs	0.2	0.2	0.0	0.8	0.6	(0.2)
Total	$0.2	$0.2	$0.0	$124.5	$0.6	$(123.9)

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

As a result of performing the quantitative test of impairment, the Company recognized an impairment of Applebee's goodwill of $92.2 million and an impairment of Applebee's tradename of $11.0 million in the second quarter of 2020.

The majority of the impairment was due to an increase in the assessed risk premium incorporated in the discount rate. These assets are at risk of additional impairment in the future in the event of sustained downward movement in the Company's stock price, downward revisions of long-term performance assumptions or increases in the assumed long-term discount rate.

The long-lived asset impairment of $17.2 million related to 45 Applebee's company-operated restaurants and 29 IHOP franchisee-operated restaurants for which the carrying amount exceeded the undiscounted cash flows The impairment recorded represented the difference between the carrying value and the estimated fair value. Approximately $11.2 million of the total impairment related to operating lease right-of-use assets that had been recorded in 2019 upon adoption of new accounting guidance for leases codified in Accounting Standards Topic 842, while $5.9 million related to impairments of land, building, leasehold improvements and finance leases. The impairments by individual property varied in amount, ranging from the largest single-property impairment of $1.3 million to less than $5,000.

An impairment of $3.3 million was recognized related to the reacquired franchise rights intangible asset recorded in the purchase price allocation of the December 2018 acquisition of 69 Applebee's restaurants from a former franchisee.

During the three months ended September 30, 2020, the Company assessed its goodwill, intangible assets and tangible assets for impairment, considering, among other things, the market value of our stock, absolute and relative to peers, and the Company's operating performance during the three months ended September 30, 2020 compared to forecast results that had been used in performing the impairment analyses during the second quarter of 2020 discussed above. The Company concluded the were no indicators of additional impairment during the three months ended September 30, 2020.

Other Income and Expense Items	Three months ended September 30,		Favorable (Unfavorable) Variance	Nine months ended September 30,		Favorable (Unfavorable) Variance
	2020	2019		2020	2019
	(In millions)
Interest expense, net	$16.8	$15.2	$(1.6)	$49.1	$45.2	$(3.9)
Amortization of intangible assets	2.7	2.9	0.3	8.2	8.8	0.5
Loss on disposition of assets	1.1	0.7	(0.3)	2.6	1.2	(1.4)
Total	$20.6	$18.9	$(1.7)	$60.0	$55.2	$(4.8)

Interest expense, net

Interest expense, net for the three and nine months ended September 30, 2020 was higher than the same periods of the prior year, primarily due to increased interest expense on $220.0 million borrowed under our Revolver in March 2020. See “Liquidity and Capital Resources” for additional discussion related to the Revolver borrowing.

Loss on disposition of assets

The loss on disposition of assets for the three months ended September 30, 2020 primarily related to disposition of capitalized software no longer in use. The loss on disposition of assets for the nine months ended September 30, 2020 primarily related to termination of 12 IHOP restaurant leases and the loss on capitalized software recognized during the three months ended September 30, 2020. There were no individually significant losses on disposition of assets during the three and nine months ended September 30, 2019.

Income Taxes	Three months ended September 30,		Favorable (Unfavorable) Variance	Nine months ended September 30,		Favorable (Unfavorable) Variance
	2020	2019		2020	2019
	(In millions)
Income (loss) before income taxes	$9.2	$31.7	$(22.5)	$(108.6)	$101.9	$(210.5)
Income tax provision (benefit)	$(0.9)	$7.8	$8.7	$(6.1)	$25.0	$31.1
Effective tax rate	(9.5)%	24.6%	34.1%	5.6%	24.5%	18.9%
Our income tax provision or benefit will vary from period to period in our normal course of business for two reasons: a change in income before income taxes and a change in the effective tax rate. Changes in our income before income taxes were addressed in the preceding sections of “Consolidated Results of Operations - Comparison of the Three and Nine Months Ended September 30, 2020 and 2019.”
Our effective tax rate for the three months ended September 30, 2020 was significantly different than the rate of the prior comparable period and the statutory federal tax rate of 21% primarily due to the release of unrecognized tax benefits. As noted under “Impairment and Closure Charges” above, our effective tax rate for the nine months ended September 30, 2020 was significantly different than the rate of the prior comparable period and the statutory federal tax rate of 21% primarily because the $92.2 million impairment of goodwill incurred in the prior quarter is not deductible for federal income tax purposes and therefore has no associated tax benefit.

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

As of September 30, 2020, our leverage ratio was 6.67x. As a result, principal payments on the 2019 Class A-2 Notes of $3.25 million will be required in the fourth quarter of 2020 and first quarter of 2021. The leverage ratio is not a maintenance covenant and exceeding the leverage ratio of 5.25x does not violate any covenant related to the New Notes.

The Company may voluntarily repay the 2019 Class A-2 Notes at any time; however, if we repay the 2019 Class A-2 Notes prior to certain dates we would be required to pay make-whole premiums. As of September 30, 2020, the make-whole premium associated with voluntary prepayment of the Class A-2-I Notes was approximately $41 million; this amount declines each quarter to zero in June 2022. As of September 30, 2020, the make-whole premium associated with voluntary prepayment of the Class A-2-II Notes was approximately $84 million; this amount declines each quarter to zero in June 2024. We would also be subject to a make-whole premium in the event of a mandatory prepayment required following a Rapid Amortization Event or certain asset dispositions. The mandatory make-whole premium requirements are considered derivatives embedded in the New Notes that must be bifurcated for separate valuation. We estimated the fair value of these derivatives to be immaterial as of September 30, 2020, based on the probability-weighted discounted cash flows associated with either event.
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

Our DSCR for the reporting period ended September 30, 2020 was approximately 3.2x.

During the second quarter of 2020, we voluntarily increased the interest reserve required to be set aside for our securitized debt from $16.4 million to $32.8 million, which represents an estimated six months of interest and fees related to the 2019 Class A-2 Notes and the Revolver. During the second quarter of 2020, we voluntarily began accelerating the funding of interest on the 2019 Class A-2 Notes and the Revolver with the redirection of cash receipts within the securitization structure. As of October 26, the interest payments on the 2019 Class A-2 Notes and the Revolver due December 7, 2020 and March 5, 2021 have been fully funded within the securitization structure, in addition to the $32.8 million of interest reserve noted above.

In March 2020, in light of the COVID-19 pandemic, Standard & Poor's (“S&P”) placed the Company on "credit watch-negative" with respect to its 2019 Class A-2 Notes. In September 2020, S&P removed the Company from the credit watch and reaffirmed the “BBB” rating of the 2019 Class A-2 Notes.

Use of Credit Facilities

In March 2020, the Co-Issuers drew down a total of $220.0 million of the amount then available under the Revolver. Although the Company had no immediate need for additional liquidity, the Co-Issuers drew on the Revolver to increase the Company’s financial flexibility in light of then-current market conditions and uncertainty due to the COVID-19 outbreak. It is anticipated that the principal and interest on the Revolver will be repaid in full on or prior to the quarterly payment date in June 2024, subject to two additional one-year extensions at the option of the Company upon the satisfaction of certain conditions. The current interest rate for borrowings under the Revolver is the three-month LIBOR rate plus 2.15% for 60% of the advances and the commercial paper funding rate of our conduit investor plus 2.15% for 40% of the advances. The weighted average interest rate on Revolver borrowings for the period outstanding was 2.53% and 3.31%, respectively, for the three and nine months ended September 30, 2020.

At September 30, 2020, $2.8 million was pledged against the Revolver for outstanding letters of credit, leaving $2.2 million of the Revolver available for borrowing. The letters of credit are used primarily to satisfy insurance-related collateral requirements.

Capital Allocation

Dividends

During the nine months ended September 30, 2020, we paid dividends on common stock of $23.9 million, representing a cash dividend of $0.69 per share declared in the fourth quarter of 2019, paid in January 2020, and a cash dividend of $0.76 per share declared in the first quarter of 2020, paid in April 2020.

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

A summary of shares repurchased under the 2019 Repurchase Program during the three and nine months ended September 30, 2020 and cumulatively, is as follows:

	Shares	Cost of shares
		(In millions)
2019 Repurchase Program:
Repurchased during the three months ended September 30, 2020	—	$—
Repurchased during the nine months ended September 30, 2020	459,899	$26.5
Cumulative (life-of-program) repurchases	1,697,597	$129.8
Remaining dollar value of shares that may be repurchased	n/a	$70.2

We evaluate dividend payments on common stock and repurchases of common stock within the context of our overall capital allocation strategy with our Board of Directors on an ongoing basis, giving consideration to our current and forecast earnings, financial condition, cash requirements and other factors. In order to maintain financial flexibility in light of the COVID-19 pandemic, we have ceased repurchasing our common stock for the foreseeable future and our Board of Directors has decided not to declare a dividend for the second, third and fourth quarters of 2020. We will continue to evaluate our capital allocation strategy as industry conditions evolve and normal restaurant operations resume.

From time to time, we also repurchase shares owned and tendered by employees to satisfy tax withholding obligations on the vesting of restricted stock awards. Shares are deemed purchased at the closing price of our common stock on the vesting date. See Part II, Item 2 for detail on this stock repurchase activity during the second quarter of 2020.

Cash Flows

In summary, our cash flows for the nine months ended September 30, 2020 and September 30, 2019 were as follows:

	Nine months ended September 30,
	2020	2019	Variance
	(In millions)
Net cash provided by operating activities	$36.7	$105.6	$(68.9)
Net cash provided by (used in) investing activities	5.3	(4.0)	9.3
Net cash provided by (used in) financing activities	175.1	(149.1)	324.2
Net increase (decrease) in cash, cash equivalents and restricted cash	$217.1	$(47.5)	$264.6

Operating Activities

Cash provided by operating activities decreased $68.9 million during the nine months ended September 30, 2020 compared to the same period of the prior year. Our net income plus the non-cash reconciling items shown in our statements of cash flows (primarily impairment and closure charges, depreciation, deferred taxes and stock-based compensation) decreased $27.3 million from 2019. This change was primarily due to a decrease in gross profit primarily due to a significant decline in customer traffic at our restaurants as a result of the effects of measures put in place by various levels of government to mitigate the spread of the COVID-19 virus and related changes in consumer behavior, partially offset by a decrease in G&A expenses, each of which was discussed in preceding sections of the MD&A. Additionally, net changes in working capital used cash of $51.5 million during the nine months ended September 30, 2020 compared to using cash of $9.8 million during the same period of the prior year, an unfavorable change of $41.6 million. The unfavorable change in working capital was primarily due to an increase in trade receivables resulting from payment deferrals offered to franchisees and a net increase in tax receivables related, in part, to an estimated tax payment made in the first quarter of 2020 before the impacts of the COVID-19 pandemic were considered, as well as a tax refund received in 2019 that did not recur. These unfavorable items were partially offset by the timing of marketing accruals due in part to the temporary suspension of the Company's national advertising programs from March to June of 2020. In summary, the decrease of $68.9 million in cash provided by operating activities for the nine months ended September 30, 2020 was due to the $27.3 million decrease in net income plus non-cash reconciling items and the unfavorable change of $41.6 million in cash used by working capital changes.

Investing Activities

Investing activities provided net cash of $5.3 million for the nine months ended September 30, 2020. Principal receipts from notes, equipment contracts and other long-term receivables of $15.7 million were partially offset by capital expenditures of $9.1 million and loans to franchisees of $1.5 million. Investing activities used net cash of $4.0 million for the nine months ended September 30, 2019. The variance between the two periods was due to decreases in capital expenditures and loans to franchisees during the nine months ended September 30, 2020 compared to the same period of the prior year.

Financing Activities

Financing activities provided net cash of $175.1 million for the nine months ended September 30, 2020. As discussed above under Use of Credit Facilities, we drew down $220.0 million from our Revolver to increase our financial flexibility in light of then-current market conditions and uncertainty due to the COVID-19 outbreak. We also had a net cash inflow of approximately $18.1 million related to equity compensation awards. These financing inflows were partially offset by cash dividends paid on our common stock totaling $23.9 million, repurchases of our common stock totaling $29.9 million and repayments of finance lease obligations of $9.0 million.
Financing activities used net cash of $149.0 million for the nine months ended September 30, 2019. The increase of $324.2 million in the net cash provided by/used in financing activities was primarily due to the $220 million drawdown from our Revolver, a decrease in repurchases of common stock of $60.2 million, a decrease in dividend payments of $9.9 million, each actions which were discussed under "Ongoing Impact of COVID-19." Additionally, during the nine months ended September 30, 2019, we repaid $25.0 million on our credit facility that had been drawn in 2018 and paid $12.7 million in debt issuance costs associated with our 2019 debt refinancing and similar transaction did not recur in 2020.

Cash and Cash Equivalents

Our total cash balance as of September 30, 2020 was are follows:

September 30, 2020
(In millions)
Cash and cash equivalents	$309.3
Restricted cash, current	47.5
Restricted cash, non-current	32.8
Total	$389.6

Cash and cash equivalents include $59.0 million of cash held for gift card programs and advertising funds.

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

	Nine months ended September 30,
	2020	2019	Variance
	(In millions)
Cash flows provided by operating activities	$36.7	$105.6	$(68.9)
Receipts from notes and equipment contracts receivable	8.0	8.6	(0.6)
Additions to property and equipment	(9.1)	(13.4)	4.3
Adjusted free cash flow	$35.6	$100.8	$(65.2)

The Company expects to generate positive adjusted free cash flow during the remaining three months of 2020.

Off-Balance Sheet Arrangements

We have obligations for guarantees on certain franchisee lease agreements, as disclosed in Note 15 - Commitments and Contingencies, of Notes to Consolidated Financial Statements of Part I, Item 1 of this Form 10-Q. Other than such guarantees, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K as of September 30, 2020.

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

A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2019. During the nine months ended September 30, 2020, there were no significant changes in our critical accounting policies, other than our accounting policy for current expected credit losses, which changed because of the adoption of the accounting guidance discussed in Note 3 - Accounting Standards Adopted and Newly Issued Accounting Standards Not Yet Adopted, in the Notes to Consolidated Financial Statements and in our critical accounting estimates, other than those related to the valuation of goodwill, intangibles and long-lived assets discussed in Note 4 - Impairment and Closure Charges, in the Notes to Consolidated Financial Statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

The following change from the information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 took place during the nine months ended September 30, 2020:

Interest Rate Risk

We are only exposed to interest rate risk on borrowings we make under our 2019 Class A-1 Notes, a revolving credit facility (the “Revolver”), borrowings from which are subject to variable interest rates. In March 2020, we drew down $220.0 million from the Revolver, all of which was outstanding at September 30, 2020. A 1% increase or decrease in interest rates would increase or decrease our annual interest expense by $2.2 million.

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

We and our franchisees have been and could further be adversely affected by government restrictions on public gatherings; shelter-in-place orders; and limitations on operations of restaurants, including dine-in restrictions, mandatory or voluntary closures or restrictions on hours of operations. Certain restaurants in the U.S. and abroad are currently under government mandates or guidelines to temporarily suspend operation of restaurants or limit restaurant dine-in business in light of COVID-19. We are unable to predict when these measures may be scaled back, or how quickly our operations will return to previous levels after the measures are scaled back. Certain other restaurants have had dine-in restrictions and other operational limitations lifted but we are unable to predict whether or when these restrictions may be reinstated or new restrictions may be implemented if the COVID-19 pandemic worsens. To assist franchisees impacted by COVID-19, we have offered deferral of royalty, advertising, and other fees, including, in some cases, lease payments. We have temporarily suspended franchisee development obligations. These changes and any additional changes may materially adversely affect our business, liquidity, financial condition, and results of operations, particularly if these changes are in place for a prolonged amount of time. The COVID-19 pandemic as well as other epidemics, disease outbreaks or public health emergencies may also materially adversely affect our ability to implement our growth plans, including delays in development of new locations or adversely impact our overall ability to successfully execute our plans to enter into new markets.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Company
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Approximate dollar value of shares that may yet be purchased under the plans or programs (b)
June 29, 2020 - July 26, 2020(a)	1,973	$39.20	—	$70,200,000
July 27, 2020 - August 23, 2020(a)	2,154	53.35	—	$70,200,000
August 24, 2020 - September 27, 2020(a)	1,898	61.19	—	$70,200,000
	6,025	$51.18	—	$70,200,000
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

Dine Brands Global, Inc. (Registrant)

Dated:	28th day of October, 2020	By:	/s/ Stephen P. Joyce
Stephen P. Joyce Chief Executive Officer (Principal Executive Officer)

Dated:	28th day of October, 2020	By:	/s/ Thomas H. Song
Thomas H. Song Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)