Form 10-K
period 2020-12-31
Dine Brands Global, Inc.
filed 2021-03-02
CIK 49754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2020 was $603.7 million.
As of February 23, 2021, the Registrant had 16,645,115 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on Tuesday, May 11, 2021 are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be part of this report.

DINE BRANDS GLOBAL, INC. AND SUBSIDIARIES
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2020
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

Factors that could cause actual results to differ materially from the projections, forecasts, estimates and expectations discussed in this Annual Report on Form 10-K include, among other things: uncertainty regarding the duration and severity of the ongoing COVID-19 pandemic and its ultimate impact on our business; general economic conditions; our level of indebtedness; compliance with the terms of our securitized debt; our ability to refinance our current indebtedness or obtain additional financing; our dependence on information technology; potential cyber incidents; the implementation of restaurant development plans; our dependence on our franchisees; the concentration of our Applebee’s franchised restaurants in a limited number of franchisees; the financial health of our franchisees, including any insolvency or bankruptcy; credit risks from our IHOP franchisees operating under our previous IHOP business model in which we built and equipped IHOP restaurants and then franchised them to franchisees; insufficient insurance coverage to cover potential risks associated with the ownership and operation of restaurants; our franchisees’ and other licensees’ compliance with our quality standards and trademark usage; general risks associated with the restaurant industry; potential harm to our brands’ reputation; risks of food-borne illness or food tampering; possible future impairment charges; trading volatility and fluctuations in the price of our stock; successful implementation of our business strategy; the availability of suitable locations for new restaurants; shortages or interruptions in the supply or delivery of products from third parties or availability of utilities; the management and forecasting of appropriate inventory levels; development and implementation of innovative marketing and use of social media; changing health or dietary preference of consumers; risks associated with doing business in international markets; the results of litigation and other legal proceedings; third-party claims with respect to intellectual property assets; delivery initiatives and use of third-party delivery vendors; our allocation of human capital and our ability to attract and retain management and other key employees; compliance with federal, state and local governmental regulations; risks associated with our self-insurance; natural disasters or other serious incidents; our success with development initiatives outside of our core business; the adequacy of our internal controls over financial reporting and future changes in accounting standards; and other matters in the “Risk Factors” section of this Annual Report on Form 10-K for the fiscal year ended December 31, 2020, many of which are beyond our control.

Fiscal Year End

We have a 52/53 week fiscal year ending on the Sunday nearest to December 31 of each year. For convenience, in this annual report on Form 10-K, we refer to all fiscal years as ending on December 31 and all interim fiscal quarters as ending on March 31, June 30 and September 30 of the respective fiscal year. There were 53 calendar weeks in our 2020 fiscal year ended January 3, 2021 and our fiscal 2020 fourth quarter contained 14 calendar weeks. There were 52 calendar weeks in our 2019 and 2018 fiscal years that ended on December 29, 2019 and December 30, 2018, respectively.

PART I

Item 1.    Business
Dine Brands Global, Inc.SM, together with its subsidiaries (referred to as the “Company,” “Dine Brands Global,” “we,” “our” and “us”), owns, franchises and operates the Applebee's Neighborhood Grill + Bar® (“Applebee's”) concept in the bar and grill segment within the casual dining category of the restaurant industry and owns and franchises the International House of Pancakes® (“IHOP”) concept in the family dining category of the restaurant industry. References herein to Applebee's® and IHOP® restaurants are to these two restaurant concepts, whether operated by franchisees, area licensees and their sub-licensees or by us. As of December 31, 2020, the substantial majority of our 3,483 restaurants across both brands were franchised. We believe this highly franchised business model requires less capital investment and general and administrative overhead, generates higher gross profit margins and reduces the volatility of adjusted free cash flow performance, as compared to a business model based on owning a significant number of company-operated restaurants.
We generated revenue from five operating segments during the year ended December 31, 2020, comprised as follows:
•Our two franchise operations (each a separate operating segment) - primarily royalties, advertising fees and other income from 1,642 Applebee’s franchised restaurants and 1,769 IHOP franchised and area licensed restaurants;
•Rental operations - primarily rental income derived from lease or sublease agreements covering 621 IHOP franchised restaurants and two Applebee’s franchised restaurants;
•Financing operations - primarily interest income from approximately $44 million of receivables for equipment leases and franchise fee notes generally associated with IHOP franchised restaurants developed before 2003 and approximately $12 million of notes receivable from Applebee's franchisees; and
•Company restaurant operations - retail sales from 69 Applebee's company-operated restaurants we acquired from a former Applebee's franchisee in December 2018.
Most of our revenue is derived from domestic sources within these five operating segments, with approximately 68% of our total revenues for the year ended December 31, 2020 being generated from our two franchise operating segments. Internationally, our restaurants are in 16 countries and two United States territories at December 31, 2020. Revenue derived from all international operations comprised less than 2% of total consolidated revenue for the year ended December 31, 2020. At December 31, 2020, there were no long-lived assets located outside of the United States. See Note 18 - Segment Reporting, of the Notes to the Consolidated Financial Statements, included in this report for additional segment information.
COVID-19 Pandemic
In March 2020, the World Health Organization (“WHO”) declared a global pandemic related to the outbreak of a novel strain of coronavirus, designated “COVID-19.” Initially, federal, state, local and international governments reacted to the COVID-19 pandemic by encouraging or requiring social distancing, instituting shelter-in-place orders, and requiring, in varying degrees, reduced operating hours, restaurant dine-in and/or indoor dining limitations, capacity limitations or other restrictions that largely limited restaurants to off-premise sales (take-out and delivery) in the early stages of the pandemic. Over the course of 2020, certain of these restrictions were relaxed as incidents of infection from the initial outbreak declined, but many of the restrictions were reinstituted as incidents of infection surged in the latter part of the year. The degree and duration of restrictions varied by individual geographic area. We and our franchisees have instituted operational procedures to protect the health and foster the confidence of employees and guests at the restaurants. We and our franchisees continue to monitor developing health authority recommendations and regulatory requirements.
The following table reflects the impact of restaurant dine-in restrictions on our restaurant operations, by month, since the WHO pandemic declaration:

Restaurant Status	Status as of 2020 Fiscal Month Ended
	Mar	Apr	May	June	July	Aug	Sept	Oct	Nov	Dec
Dining rooms open*	271	85	1,808	3,138	2,995	3,110	3,227	3,344	2,828	2,596
Limited to off-premise sales	2,615	2,820	1,429	202	372	280	178	85	606	810
Temporarily closed	729	698	355	232	196	148	130	105	88	77
Total	3,615	3,603	3,592	3,572	3,563	3,538	3,535	3,534	3,522	3,483
* In most instances, limited to 50% capacity or less and/or reduced operating hours
The operating status of our restaurants remains fluid into 2021 and subject to change as governmental authorities modify existing restrictions or implement new restrictions on restaurant operations in response to changes in the number of COVID-19 infections and the availability and acceptance of vaccines in their respective jurisdictions.

The impact of the COVID-19 pandemic on our results of operations and liquidity is discussed in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.
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
Our fundamental approach to brand building centers on a strategic combination of initiatives to continually innovate and evolve our existing brands as well as explore small investments in or acquisitions of new concepts. We intend to leverage our significant scale and our franchise business model to drive robust margins and cash flows. We are actively supporting our brands with focused teams that are responsible and accountable at the brand level to drive strong performance. In partnership with our franchisees, significant investments have been made and will continue to be made in marketing across traditional and digital channels to drive traffic to our restaurants. We are placing greater emphasis on quantitative analytics to leverage our favorable guest dynamics. We are investing in technology to create more ways for customers to access our brands and in growth platforms such as online ordering, off-premise business and delivery. We will continue to focus on generating strong adjusted free cash flow and returning a portion of it to stockholders through quarterly cash dividends and repurchases of our common stock as business conditions warrant. We will reevaluate our capital allocation strategy as industry conditions improve and normal restaurant operations resume. Our business strategy includes evaluating the addition of new brands to our restaurant portfolio through mergers and acquisitions.
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
The first restaurant in what became the Applebee’s chain opened in 1980 in Decatur, Georgia. Applebee's International, Inc, (“AII”) became a public company in 1989, comprised of 100 restaurants. In November 2007, we completed the acquisition of AII, which comprised 1,455 franchised restaurants and 510 company-operated restaurants at the time of the acquisition. We subsequently refranchised all the Applebee's company-operated restaurants and were 100% franchised until we acquired 69 restaurants from a former Applebee's franchisee in December 2018.
Restaurant Concepts
Applebee's
We franchise and operate Applebee’s restaurants in the bar and grill segment within the casual dining category of the restaurant industry. As one of the world’s largest casual dining brands, Applebee’s Neighborhood Grill + Bar offers guests a dining experience that combines simple, craveable American fare with classic drinks and local drafts - all for a moderate price. Applebee's restaurants that are franchised are owned and operated by franchisees dedicated to serving great food and also building up the communities that we call home. From raising money for local charities to hosting community fundraisers, Applebee’s is always “Doin’ Good in the Neighborhood”.

We strive to provide genuine and neighborly service, appetizers, drinks and entrees and limited-time offers. Our menu features a selection of grill and bar fare, such as appetizers, bar snacks, burgers, pasta entrees and lighter fare, as well as cocktails, beers and desserts. During the current global pandemic, we continue to enhance our very popular “Eatin’ Good in the Neighborhood” positioning while providing safe and sanitary dining options whether in limited indoor or outside seating or To Go. Applebee's offers online ordering via web and a mobile app for Carside To Go pick up options or Applebee’s Delivery with no-contact options and new tamper-proof packaging. We also contract with all major delivery service providers, such as DoorDash, Uber Eats and GrubHub, providing multiple options for our guests to continue to enjoy Applebee’s at home during this challenging time. Applebee's also opened our first ghost kitchens (small kitchens with no store-front presence, used to fill online orders) in 2020 to further expand our delivery options and reach even more of our customers at home. We began offering catering, a third component of our off-premise options, as a national program in 2019, and plan to continue expansion of our catering offerings to align with the needs of our customers when larger events may again be hosted as COVID-19 infection rates decline.
As of December 31, 2020, 48 franchise groups (30 domestic and 18 international) operated 1,642 Applebee’s franchise restaurants. We operated 69 Applebee's restaurants acquired from a former franchisee in December 2018. Applebee's restaurants were located in 49 states within the United States, two United States territories and 11 countries outside of the United States. The June 15, 2020 issue of Nation's Restaurant News reported that Applebee's was the largest restaurant system in the casual dining category and the 15th largest across all categories in terms of United States system-wide sales during 2019.
IHOP
We franchise restaurants in the family dining category of the restaurant industry under the names IHOP and International House of Pancakes. IHOP restaurants feature full table service and high quality, moderately priced food and beverage offerings in an attractive and comfortable family atmosphere. Although the restaurants are best known for their award-winning pancakes and putting an unexpected twist on “all things breakfast, any time of the day,” IHOP is committed to accelerating growth through menu innovation, daypart expansion, off-premise initiatives and development. Focused on meeting the needs of today’s guest, IHOP leverages industry analytics and brand-specific insights to help effectively drive positive behaviors, including increased frequency of visit and average check.
IHOP restaurants are open throughout the day and evening hours. As of December 31, 2020, approximately 34% of IHOP restaurants operate 24 hours a day, seven days a week, with 146 additional restaurants operating 24 hours a day for some portion of the week. In comparison, approximately 45% of IHOP restaurants operated 24 hours a day, seven days a week, with 245 additional restaurants operating 24 hours a day for some portion of the week as of December 31, 2019. Operating hours remain subject to any dine-in restrictions mandated by federal, state, local and international jurisdictions in which the restaurants are located. We announced the most comprehensive remodel program in our brand’s history, “Rise ‘N’ Shine,” in late 2015. Since starting the program in 2016, our domestic franchisees have remodeled over 1,150 of their restaurants. Including new restaurants opened in the past five years, more than 81% of our domestic IHOP franchise restaurants reflect the new, contemporary look. In light of the COVID-19 pandemic, we allowed franchisees to defer their 2020 unit remodel obligations for up to 15 months.

We remain committed to giving more people, more reasons to enjoy more IHOP, more often. Placing an emphasis on building its IHOP ‘N’ Go business, IHOP offers an online ordering platform, a mobile app, and a national delivery program with leading service providers including DoorDash, Uber Eats and GrubHub this year. Our off-premise business experienced significant growth in 2020 driven by increased usage catalyzed by the COVID-19 pandemic and ensuing mandated dine-in restrictions across the country. We now offer delivery directly through our website and mobile app at close to 100% of our restaurants, as well as Curbside Pickup options. We believe the convenience of take-out and delivery will remain appealing to our guests even as dining room restrictions are eased across the country. Additionally, we implemented several measures to enhance our in-restaurant health safety and sanitation operational procedures in order to protect the health and foster the confidence of employees and guests at the restaurants.
As of December 31, 2020, 300 franchise groups (279 domestic, 21 international) operated 1,769 IHOP franchise and area license restaurants. These restaurants were in all 50 states within the United States, in the District of Columbia, in two United States territories and in nine countries outside of the United States. We no longer operate any company-owned IHOP restaurants on a permanent basis, but we may operate, on a temporary basis until refranchised, IHOP restaurants that we reacquire for a variety of reasons from IHOP franchisees. There were three such reacquired restaurants at December 31, 2020. The June 15, 2020 issue of Nation's Restaurant News reported that IHOP was the largest restaurant system in the family dining category and the 24th largest across all categories in terms of United States system-wide sales during 2019.
See Item 2 - Properties, for the geographic location of all Applebee’s and IHOP restaurants.

Franchising

Franchisee Relationships

We highly value good relationships with our IHOP and Applebee's franchisees and strive to maintain positive working relationships with them. For several years, IHOP and Applebee’s franchisees have participated in Company-sponsored advisory groups. These groups provide a forum for franchisees to share demonstrated best practices, offer counsel and review successful strategies, while working side-by-side with management of the Applebee's and IHOP brands. Applebee’s sponsors its Franchise Business Council (“FBC”), which consists of eight elected franchisee representatives, with one of the seats currently vacant. IHOP sponsors its Franchise Leadership Council (“FLC”), an elected and appointed body of 12 IHOP franchisees. The Applebee's FBC and the IHOP FLC assist Applebee's and IHOP senior management in key areas of the business and strategy, including brand marketing, operations, restaurant development, information technology, menu, and innovation.
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

In limited instances, we have agreed to accept reduced royalties and/or lease payments from franchisees or have provided other accommodations to franchisees for specified periods of time to assist them in either establishing or reinvigorating their businesses. In response to the impact of the COVID-19 pandemic on our franchisees, we allowed our franchisees to defer their development obligations for up to 15 months. We offered Applebee's franchisees the opportunity to defer payment of their royalty, advertising and other fees, and IHOP franchisees the opportunity to defer payment of their royalty, advertising, equipment rent and sublease rent payments, primarily for the months of March and April 2020.

We have the contractual right, subject to applicable law, to terminate a development and franchise agreement for a variety of reasons, such as a franchisee’s failure to make required payments when due, failure to timely develop restaurants and failure to adhere to specified brand policies and standards.
Advertising Fees
The Applebee's franchise agreements generally require domestic franchisees of Applebee's restaurants to (i) contribute 3.25% of their gross sales to a national advertising fund, which funds the development of national promotions, television and radio commercials, print advertising materials and digital marketing and (ii) spend at least 0.5% of their gross sales on local marketing and promotional activities. Under the current Applebee's franchise agreements, we have the ability to increase the amount of the required combined contribution to the national advertising fund and the amount required to be spent on local marketing and promotional activities to a maximum of 5% of gross sales. All domestic Applebee’s franchisees have either entered into an amendment to their franchise agreements to increase their contribution to the Applebee's national advertising fund (the “Applebee’s NAF”) or entered into new franchise agreements in connection with renewals setting forth the current advertising contribution requirements. Virtually all franchisees who entered into amendments agreed to an incremental temporary increase in the national advertising contribution rate to 4.25% effective July 1, 2018 and have agreed to subsequent amendments in 2019 and 2020 to extend the temporary increase through December 31, 2021, with no requirement that franchisees spend on local marketing during that time.
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
In 2014, we and franchisees whose restaurants account for a large majority of total annual contributions to the IHOP NAF entered into franchise agreement amendments that increased the advertising contribution percentage of those restaurants' gross sales. Pursuant to the amendment, for the period from January 1, 2015 to December 31, 2017, 3.50% of each participating restaurant's gross sales was contributed to the IHOP NAF with no significant contribution to local advertising cooperatives required. The amended advertising contribution percentage also was applicable to all new franchise agreements and to IHOP company-operated restaurants open at the time. In 2016, we and franchisees whose restaurants account for a large majority of total annual contributions to the IHOP NAF extended this additional contribution through 2022. The current IHOP franchise agreements generally provide for advertising fees comprised of (i) a local advertising fee equal to 0% of gross sales under the franchise agreement, and (ii) a national advertising fee equal to 3. 5% of weekly gross sales under the franchise agreement. Commencing on January 1, 2023, the local advertising fee and the national advertising fee are subject to change.
The Company temporarily discontinued the national advertising programs of both brands in March 2020 due to uncertainty related to the COVID-19 pandemic; both brnds returned to national media advertising in July 2020.
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
As of December 31, 2020, the area licensee for the state of Florida and certain counties in Georgia operated or sub-franchised a total of 149 IHOP restaurants. The area licensee for the province of British Columbia, Canada operated or sub-franchised a total of nine IHOP restaurants. The area licensee for the country of Pakistan opened its first franchise IHOP restaurant in 2020 and may begin to sub-license restaurants once a required number of franchise restaurants have been opened. The area license for British Columbia expires in 2026, the area license for Pakistan expires in 2047 and the area license for Florida and Georgia expires after the year 2100, with the date of expiration changing depending on the number of qualified restaurant openings and closures by such licensee.

Other Franchise-related Revenues and Fees

Approximately 89% of franchise segment revenue for the year ended December 31, 2020 consisted of Applebee's and IHOP royalties and advertising revenue. Most of the remaining 11% consisted of sales of proprietary products (primarily IHOP pancake and waffle dry mix), initial franchise and renewal fees and software maintenance and support fees. Depending on circumstances, we may seek to recover a portion of any royalties and fees lost due to early termination of a franchise agreement; however, not all franchise restaurant closures necessarily result in our receipt of such fees.
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
Domestic and International Franchise Restaurant Development
Each franchisee is responsible for selecting the site for each new restaurant. We may consult with franchisees when they are selecting appropriate sites, and selections made by franchisees are subject to our approval. For domestic restaurants, we also conduct a physical inspection, review any proposed lease or purchase agreement for compliance with our requirements and may make available to franchisees demographic and other studies for domestic restaurants. We make the design specifications for a typical restaurant available to franchisees, and we retain the right to prohibit or modify the use of any set of plans.
As of December 31, 2020, we had signed commitments from IHOP franchisees to build 377 IHOP restaurants over the next eight  years, comprised of 98 restaurants under single restaurant or non-traditional development agreements, 140 restaurants under domestic multi-restaurant development agreements and 139 restaurants under international development agreements. The signed agreements include options to build an additional 24 restaurants over the next seven years, primarily under domestic multi-restaurant development agreements. As of December 31, 2020, we had signed commitments from Applebee's franchisees for the opening of 30 international restaurants over the next eight years. We do not expect a significant number of Applebee's restaurants will be opened domestically in the near future. Developers’ level of compliance with development obligations varies per year and could change; therefore, the number of signed commitment and/or development agreements in place at any given time may not be a reliable indicator of future development activity. In light of the COVID-19 pandemic, we allowed franchisees to defer their 2020 development obligations for up to 15 months.
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

Composition of Franchise Systems

As of December 31, 2020, 30 Applebee’s franchisees owned a total of 1,531 domestic Applebee's restaurants. The number of domestic restaurants held by a single franchisee ranged from one restaurant to 444 restaurants. As of December 31, 2020, 18 franchisees owned a total of 111 international Applebee's restaurants. The number of international restaurants held by a single franchisee ranged from one restaurant to 23 restaurants. Our five largest Applebee’s franchisees owned 52% of the total 1,642 Applebee's franchise restaurants.

As of December 31, 2020, 279 franchisees owned a total of 1,667 domestic IHOP restaurants, including 110 franchisees that each owned one restaurant. The largest single IHOP franchisee owned 273 domestic restaurants. As of December 31, 2020, 21 franchisees owned a total of 102 international IHOP franchise restaurants. The number of international restaurants held by a single franchisee ranged from one restaurant to 15 restaurants. Our five largest IHOP franchisees owned 30% of the total 1,769 IHOP franchise restaurants.
Company-Operated Restaurants
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
From time to time, we also may reacquire a small number of restaurants from franchisees for a variety of reasons. Historically, we have been able to refranchise these restaurants quickly to new franchisees. When reacquired restaurants are not refranchised quickly, we typically operate the reacquired restaurants until they can be refranchised. These temporarily reacquired restaurants may require investments in remodeling and rehabilitation before they can be refranchised. As a result, a reacquired restaurant may incur operating losses for some period of time. IHOP had three such reacquired restaurants at December 31, 2020.
Supply Chain
In February 2009, Centralized Supply Chain Services, LLC (“CSCS” or the “Co-op”), an independent cooperative entity, was formed by us and franchisees of Applebee's and IHOP domestic restaurants. CSCS has been appointed as the sole authorized purchasing organization and purchasing agent for goods, equipment and distribution services for Applebee's and IHOP restaurants in the United States. As of December 31, 2020, 100% of Applebee's domestic franchise restaurants and 97% of IHOP domestic franchise restaurants were members of CSCS.
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
Industry Overview and Competition
Applebee's and IHOP are among the numerous restaurant chains and independent restaurants competing in the restaurant industry in the United States. The restaurant industry is generally categorized into segments by price point ranges, the types of food and beverages offered and the types of service available to customers. These segments include, among others, fast food or quick service restaurants, fast-casual dining, family dining, casual dining and fine dining. Casual dining restaurants offer full table service and typically have bars or serve liquor, wine and beer, while family dining restaurants offer full table service, typically do not have bars or serve liquor, and usually offer breakfast in addition to lunch and dinner items.
Applebee's competes in the casual dining segment against national and multi-state restaurant chains such as Olive Garden, Buffalo Wild Wings, Chili's Grill & Bar, Texas Roadhouse and Outback Steakhouse, among others, as well as fast-casual and quick service restaurant chains. In addition, there are many independent restaurants across the country in the casual dining segment. The June 15, 2020 issue of Nation's Restaurant News reported that Applebee's was the largest restaurant system in the casual dining category and the 15th largest across all categories, in terms of United States system-wide sales during 2019.

IHOP competes in the family dining segment against national and multi-state restaurant chains such as Cracker Barrel Old Country Store, Denny's, Golden Corral, Waffle House and Bob Evans Restaurants. IHOP also faces competition from fast-casual and quick service restaurant chains that serve breakfast. In addition, there are many independent restaurants and diners across the country in the family dining segment. The June 15, 2020 issue of Nation's Restaurant News reported that IHOP was the largest restaurant system in the family dining category and the 24th largest across all categories, in terms of United States system-wide sales during 2019.
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

Protection of financial and personal information is a high priority for us, led by our Cybersecurity Department with a committee representing key functional areas. We continuously focus on enhancing our cybersecurity capabilities, educating our team members on cybersecurity importance, and managing our cyber risks. In addition, we participate in annual audits of our financial and human resources systems to verify that measures are in place to protect our employees' personal information. We accept credit cards, third party gift cards, and branded gift cards as payment in our restaurants.   We submit our systems to regular audit and review, as required by the Payment Card Industry Data Security Standard (“PCI DSS”), including periodic scanning of our networks to check for vulnerability.  To further secure customers' payment data, we worked with our franchisees to deploy and implement encryption and tokenization technologies, ensuring credit card data is not stored in our franchisees' and our restaurants systems. This includes installation of equipment to improve authentication and to prevent fraud using EMV (Europay, Mastercard, Visa) technology. We and our franchisees are required and responsible for maintaining compliance, with PCI DSS, and we regularly communicate and encourage our franchisees to maintain compliance and to manage risk. For further information regarding Information Technology, see Item 1A, Risk Factors.

Seasonality
We do not consider our operations to be seasonal to any material degree. We typically experience a slight increase in system-wide sales in the first quarter of our fiscal year due to redemptions of gift cards sold during the preceding December holiday season. In terms of average sales over the 2015-2019 time period, 26% of our annual system-wide sales (retail sales reported to us by our franchisees plus sales at our company-operated restaurants) occurred in the first quarter of the fiscal year, 24% in the third quarter and 25% in both the second and fourth quarters. The 2020 time period was excluded in our description of seasonality above due to distortions caused by COVID-19 pandemic. Sales at restaurants owned by franchisees are not attributable to the Company.
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
Various federal and state labor laws govern our relationship with employees and our franchisees' relationship with their own employees. These include such matters as minimum wage requirements, overtime, tip credits and other working requirements and conditions. Significant additional government-imposed increases in minimum wages, paid leaves of absence, mandated health benefits, changes to the tip credit or increased tax reporting and tax payment requirements with respect to employees who receive gratuities could be detrimental to the economic viability of company-operated restaurants and our franchisees' restaurants.
We are subject to a number of privacy and data protection laws and regulations globally, including, without limitation, the California Consumer Privacy Act and pending California Privacy Rights Act. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been increased attention in privacy and data protection issues. This has the potential to affect directly our business, including recently enacted laws and regulations in the United States and internationally requiring notification to individuals and government authorities of security breaches involving certain categories of personal information.
The Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010 (the “ACA”) are far-reaching and are intended to expand access to health insurance coverage over time by adjusting the eligibility thresholds for most state Medicaid programs and providing certain other individuals and small businesses with tax credits to subsidize a portion of the cost of health insurance coverage. The laws include a requirement that most individuals obtain health insurance coverage and a requirement that certain large employers offer coverage to their employees or pay a financial penalty. Since its enactment, there have been judicial and political challenges to various aspects of the ACA and certain challenges to the ACA are expected to be addressed by the Supreme Court in the near future, although it is unclear when or how the Supreme Court will rule. It is also unclear how other efforts to challenge, repeal or replace the ACA will impact the law. With enactment of the Tax Cuts and Jobs Act of 2017, Congress eliminated certain tax penalties in the ACA, effectively repealing the “individual mandate” portion of the ACA. The repeal of this provision, which required most Americans to carry a minimal level of health insurance, became effective in January 2019, although several states have implemented similar individual mandates. The ACA and similar state laws have increased our franchisees' employee costs in some respects and may continue to do so.

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
Human Capital
We view our employees as one of the three core strategic pillars of our business - People, Brand, and Growth. We believe that hiring, developing and retaining team members is critically important to our operations and that our corporate responsibility begins with our team members. We are focused on a comprehensive approach to diversity and representation across leadership, team members, franchisees, partners and the community.
At Dine Brands, we believe the power to meaningfully impact the people and communities we serve is realized when each team member is personally and professionally fulfilled. One of our primary focuses is to ensure the health and well-being of our team members. Our Total Rewards Program plays a big part in our commitment to creating an environment of well-being. We believe that when team members are supported with the resources they need to care for themselves and their loved ones, they are able to be at their best. Dine Brands has a consistent and fair compensation program that reflects our pay-for-performance philosophy and rewards our team members for their contributions to our success. We offer comprehensive health and protection benefits that support our team members and their families’ overall well-being. Dine Brands also contributes to programs that provide our team members with financial security, now and in the future. We offer other rewards that focus on recognition, career building, health and wellness, time-off benefits, and other perks that are designed to make our peoples’ experience as Dine Brands team members productive and fun.
We assess our culture and listen to our workforce through periodic employee engagement surveys. Numerous policy changes have been made or been influenced by the feedback we receive from our employees.
Dine Brands values, encourages and appreciates the diversity of our workforce. We embrace our personal differences - whether it be race, gender, age, religion, culture, ethnicity, sexual orientation, veteran status, national origin or physical ability - and the benefits that an array of backgrounds, cultures and thinking styles bring to our organization. We are committed to sustaining an environment that accepts, includes and engages everyone in our workforce and encourages open dialogue, empowerment and a sense of belonging. While the world and our business change rapidly, our management believes that respecting individual differences will continue to be essential to our long-term success.
We recently launched seven Team Member Resource Groups (TMRGs) as part of our diversity and inclusion efforts. TMRGs are team member-led, self-directed, voluntary groups, each sponsored by a member of our Executive team, that offer internal networking opportunities, career development, expand our innovation and problem solving and in general, act as a vehicle to enhance diversity and inclusion.
We believe in accountability that starts with our leadership and extends to all of our team members. Our Chief Executive Officer, John W. Peyton, has taken the CEO Action for Diversity and Inclusion pledge. Substantially all our restaurant support center team members as well as our Board members have undertaken a comprehensive diversity and inclusion training seminar.
As of December 31, 2020, we had 3,447 employees, of whom 2,952 were employees of our company-owned restaurants and 495 were corporate employees at our restaurant support centers or in the field. Of our corporate employees, 61% are male and 39% are female, while 61% are white and 39% are people of color. Approximately 80% of our corporate employees are salaried with 20% paid hourly.

Of our company owned restaurant employees, 59% are female and 41% are male, while 51% are people of color and 49% are white. Nearly 93% of our company-owned restaurant employees are paid on an hourly basis, while certain restaurant and operations management and corporate positions are salaried. We employ both full-time and part-time restaurant employees in order to provide the flexibility necessary during peak periods of restaurant operations and meet the individual needs of our employees. Our employees are not presently represented by any collective bargaining agreements and we have not experienced any significant work stoppages. We believe our relations with employees are good. Our franchisees are independent business owners and their employees are not our employees. Therefore, their employees are not included in our employee count.
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

The COVID-19 pandemic has impacted and may continue to impact sales and traffic at our and our franchisees’ restaurants, may make it more difficult to staff restaurants and, in more severe cases, may damage our reputation, cause an inability to obtain supplies, increase commodity costs or continue to cause partial or total closures of impacted restaurants. The extent to which the COVID-19 pandemic and other epidemics, disease outbreaks or public health emergencies will impact our business, liquidity, financial condition, and results of operations, will depend on numerous evolving factors that we may not be able to accurately predict or assess, including the duration and scope of the pandemic, epidemic, disease outbreak, or public health emergency; the negative impact on the economy; the short and longer-term impacts on the demand for restaurant services and levels of consumer confidence; the ability of us and our franchisees to successfully navigate the impacts; government action, including restrictions on restaurant operations; increased unemployment; and reductions in consumer discretionary spending. Even if a virus or other disease does not spread significantly, the perceived risk of infection or health risk may damage our reputation and adversely affect our business, liquidity, financial condition and results of operations. The COVID-19 pandemic has heightened many of the other risks described in this Item 1A, “Risk Factors.”

We and our franchisees have been and could further be adversely affected by government restrictions on public gatherings; shelter-in-place orders; and limitations on operations of restaurants, including dine-in restrictions, mandatory or voluntary closures or restrictions on hours of operations. Certain restaurants in the U.S. and abroad are currently under government mandates or guidelines to temporarily suspend operation of restaurants or limit restaurant dine-in business in light of COVID-19. We are unable to predict when these measures may be scaled back, or how quickly our operations will return to previous levels after the measures are scaled back. Certain other restaurants have had dine-in restrictions and other operational limitations lifted but we are unable to predict whether or when these restrictions may be reinstated or new restrictions may be implemented if the COVID-19 pandemic worsens. To assist franchisees impacted by COVID-19, we have offered deferral of royalty, advertising, and other fees, including, in some cases, lease payments. We have allowed franchisee to defer development obligations for up to 15 months. These changes and any additional changes may materially adversely affect our business, liquidity, financial condition, and results of operations, particularly if these changes are in place for a prolonged amount of time. The COVID-19 pandemic as well as other epidemics, disease outbreaks or public health emergencies may also materially adversely affect our ability to implement our growth plans, including delays in development of new locations or adversely impact our overall ability to successfully execute our plans to enter into new markets.

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
Our level of indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under our debt. As of December 31, 2020, certain of our indirect, wholly-owned subsidiaries had approximately $1.5 billion of long-term debt. In addition, we had approximately $0.5 billion in operating lease, finance lease and other financing obligations as of December 31, 2020. We may incur substantial additional indebtedness in the future. If new debt is added to our current debt levels, the related risks that we now face could increase. Our level of indebtedness and the financial and other restrictive covenants in our indebtedness could have important consequences to our financial health. For example, it could:

•make it more difficult for us to satisfy our obligations with respect to our debt or refinance any of our debt on attractive terms, commercially reasonable terms, or at all;
•increase our vulnerability to general adverse economic and industry conditions or a downturn in our business;
•require us to dedicate a substantial portion of our cash flow from operations to debt service, thereby reducing the availability of our cash flow to pay dividends to our stockholders, repurchase shares of our common stock, fund working capital, capital expenditures and other general corporate purposes;
•limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•place us at a competitive disadvantage compared to our competitors that are not as highly leveraged;
•limit our ability to borrow additional funds;
•prevent us from taking actions that we believe would be in the best interest of our business and make it difficult for us to successfully execute our business strategy;
•subject us to risks associated with rising interest rates and uncertainty related to the proposed phase-out of the London Interbank Offered Rate (LIBOR); and
•result in an event of default if we fail to satisfy our obligations under our debt or fail to comply with the financial and other restrictive covenants contained in our debt documents, which event of default could result in all of our debt becoming immediately due and payable and could permit certain of our lenders to foreclose on our assets securing such debt.

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

The occurrence of cyber incidents, or a deficiency in our cybersecurity, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our employee and business relationships, all of which could subject us to loss and harm our brands. Any adverse event that threatens the confidentiality, integrity, or availability of our information resources is considered to be a cyber incident. More specifically, a cyber incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupt data, or steal confidential information about our customers, franchisees, vendors and employees. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those that we have outsourced. Primary adverse events that could directly result from the occurrence of a cyber incident include (i) exposure of confidential data about our customers, franchisees, vendors and employees, (ii) damage to the reputation of our brands (iii) damage to our relationship with our franchisees; (iv) interruption of our business; and (v) an event of default under our securitized debt agreements if a cybersecurity breach impacts our ability to comply with the terms of securitized debt agreements. We, our franchisees, third-party vendors and others with whom we may do business or interact with may have inadequate cyber liability insurance or coverage terms may be restrictive or insufficient to cover potential losses and remediation costs associated with a cyber incident.

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

Our use of personal information is regulated by international, federal and state laws, as well as by certain third-party agreements. If our security and information systems are compromised or if our employees or franchisees fail to comply with these laws and regulations, and this information is obtained by unauthorized persons or used inappropriately, it could adversely affect our reputation and could disrupt our operations and result in costly litigation, judgments, or penalties resulting from violation of federal and state laws and payment card industry regulations. As privacy and information security laws and regulations change, we may incur additional costs to ensure that we remain in compliance with those laws and regulations. For example, we are subject to the California Consumer Privacy Act and pending California Privacy Rights Act, which require various processes and protections to be implemented.

We face a variety of risks associated with doing business in international markets. Our expansion into and continued operations in international markets could create risks to our brands and reputation. There is no assurance that our international operations will be profitable or that international growth will continue. Our international operations are subject to the same risks associated with our domestic operations, as well as a number of additional risks. These include, among other things, international economic and political conditions, issues with collections, international currency fluctuations, difficulty in enforcing intellectual property rights, terrorism, civil unrest, global travel risks and differing cultures and consumer preferences.

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

Our failure or the failure of our franchisees to comply with federal, state and local governmental regulations may subject us to losses and harm our brands.  We and our franchisees are subject to the Fair Labor Standards Act (which governs such matters as minimum wage, overtime, collective bargaining and other working conditions), along with the Americans with Disabilities Act (which provides civil rights protections to individuals with disabilities in the context of employment, public accommodations, and other areas), the Immigration Reform and Control Act of 1986, various family leave mandates and a variety of other laws enacted, or rules and regulations promulgated by federal, state and local governmental authorities that govern these and other employment matters, including tip credits, working conditions, safety standards, collective bargaining and immigration status. There have been several complaints alleging franchisors to be joint employers with franchisees. Although we do not consider ourselves to be joint employers with our franchisees, there can be no assurance that other franchisors will not receive similar complaints in the future which may result in legal proceedings based on the actions of franchisees. Increases in payroll expenses as a result of any federal and state mandated increases in the minimum wage or changes to the tip credit may negatively impact our and our franchisees’ profitability. Enactment and enforcement of various federal, state and local laws, rules and regulations on immigration, collective bargaining and labor organizations may adversely impact the availability and costs of labor in a particular area or across the United States. Other labor shortages, unionization or increased team member turnover could also impact labor costs. In addition, our vendors may be affected by higher minimum wage standards or availability of labor, which may increase the price of goods and services they supply to us. The Patient Protection and Affordable Care Act has impacted our franchisees’ employee costs in some respects. There are no assurances that a combination of cost management and price increases can accommodate all of the costs associated with compliance.

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

Any inability or failure to execute on a comprehensive business continuity plan following a major natural disaster such as an earthquake, tornado, flood or a man-made disaster, including terrorism, civil unrest or a cyber incident, at or affecting our corporate facilities could materially adversely impact our business. Our corporate systems and processes and corporate support for our restaurant operations are handled primarily at our restaurant support centers. We have disaster recovery procedures and business continuity plans in place to address most events of a crisis nature, including earthquakes, tornadoes, floods and other natural or man-made disasters, and back up and off-site locations for recovery of electronic and other forms of data and information. However, if we are unable to fully implement our disaster recovery plans, we may experience delays in recovery of data, inability to perform vital corporate functions, tardiness in required reporting and compliance, failures to adequately support field operations and other breakdowns in normal communication and operating procedures that could have a material adverse effect on our financial condition, results of operation and exposure to administrative and other legal claims.

Development initiatives outside our core business could negatively impact our brands. Our business expansion into non-traditional restaurant formats, including restaurants with a smaller footprint, restaurants located in non-traditional locations and restaurants that operate on a delivery-only and/or ghost kitchen basis, could create new risks to our brand and reputation.

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

Risks Related to Our Franchised Business Model

Restaurant development plans under development agreements may not be implemented effectively and developed restaurants may not achieve desired results. We rely on franchisees to develop Applebee's and IHOP restaurants. From time to time, our franchisees have failed to fulfill their commitments to build new restaurants in the numbers and within the timeframes required by their development agreements, and we expect that this will continue to varying degrees in the future. Restaurant development and the success of restaurants opened by our franchisees involve substantial risks, including the following:

•the demand for Applebee’s and IHOP restaurants and the selection of appropriate franchisee candidates;
•costs of construction, permit issuance and regulatory compliance;
•the availability of suitable locations and terms for potential development sites, including lease or purchase terms for new locations;
•the availability of financing, at acceptable rates and terms, to both franchisees and third-party landlords, for restaurant development and/or implementation of our business strategy through new remodel programs and other operational changes;
•delays in obtaining construction permits and in completion of construction;
•competition for suitable development sites;
•changes in governmental rules, regulations, and interpretations (including interpretations of the requirements of the Americans with Disabilities Act); and
•general economic and business conditions.

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

Additionally, our franchise agreements have expiration dates.  Upon expiration, franchisees are generally required to enter into new franchise agreements in order to extend the franchise relationship.  We or the franchisee may or may not elect to enter into these successor franchise agreements based on a number of factors, including a failure to meet our criteria, lack of interest by either party and/or the inability of franchisees to enter into successor franchise agreements.  It is expected that, in the ordinary course of business, some franchise agreements will expire without successor franchise agreements.  However, a substantial number of franchise agreements are set to expire in 2021 for Applebee’s and 2024 through 2028 for IHOP, and while we have begun efforts to extend the terms of these franchise agreements, we cannot ensure that we and/or our franchisees will enter into successor franchise agreements or extensions once current terms expire.  This may result in reduced royalties and other payments due to a decrease in the number of restaurants operating under our brands.

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

Various other risks associated with the operation of a franchised business model that may have a material adverse effect on our business or financial condition include:

•inability or unwillingness of franchisees to participate in implementing changes or to participate in business strategy changes;
•inability or unwillingness of franchisees to support our marketing programs and strategic initiatives;
•inability of franchisees to participate in business strategy changes due to financial constraints;
•failure of franchisees to report sales information accurately;
•greater proportional impact of general and administrative expenses on our business and financial condition; and
•inability to retain franchisees in the future, both in terms of number and quality, and inability to attract, retain and motivate sufficient numbers of franchisees of the same caliber, including top performing franchisees.

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
Concentration of Applebee's franchised restaurants in a limited number of franchisees subjects us to greater risk.  As of December 31, 2020, Applebee's franchisees operated 1,531 Applebee's restaurants in the United States. Of those restaurants, the ten largest Applebee's franchisees owned 1,160 restaurants, representing 76% of all franchised Applebee's restaurants in the United States. The largest Applebee's franchisee owned 444 restaurants, representing 29% of all franchised Applebee's restaurants in the United States. The concentration of franchised restaurants in a limited number of franchisees subjects us to a potentially higher level of risk with respect to such franchisees because their obligations to us, including financial obligations, are greater as compared to those franchisees with fewer restaurants. The risk associated with these franchisees is also greater where franchisees are the sole or dominant franchisee for a particular region of the United States, as is the case for most domestic Applebee's franchised territories. In particular, if any of these franchisees experience financial or other difficulties, the franchisee may default on its obligations under multiple franchise agreements, notes receivable or other agreements, including payments to us and the maintenance and improvement of its restaurants. From time to time, we may work with our franchisees who are experiencing financial difficulties to assess and address their financial health and their ability to satisfy their financial obligations to us. In certain of these situations, we may agree to alternative arrangements with franchisees for the payment of amounts due to us under our franchise and other agreements. We cannot assure you that these arrangements will be successful, nor can we assure you that they will result in us receiving all or any of the amounts due to us under our franchise agreements, notes receivable and other agreements. Any franchisee that owns and operates a significant number of Applebee's restaurants and fails to comply with other obligations under the franchise agreement, such as those relating to the quality and preparation of food and maintenance of restaurants, could cause significant harm to the Applebee's brand and subject us to claims by consumers even if we are not legally liable for the franchisee's actions or failure to act. Development rights for Applebee's restaurants are also concentrated among a limited number of existing franchisees. If any of these existing franchisees experience financial difficulties, future development of Applebee's restaurants may be materially adversely affected.

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

We are subject to credit risk from our IHOP franchisees operating under our Previous IHOP Business Model, and a default by these franchisees may negatively affect our cash flows. Prior to 2003, new IHOP restaurants were generally developed by us, and we were involved in all aspects of the construction and financing of the restaurants. We typically identified and leased or purchased the restaurant sites for new company-developed IHOP restaurants, built and equipped the restaurants and then franchised them to franchisees. In addition, we typically financed as much as 80% of the franchise fee for periods ranging from five to eight years and leased the restaurant and equipment to the franchisee over a 25-year period. Therefore, in addition to franchise fees and royalties, the revenues received from an IHOP franchisee operating under the Previous IHOP Business Model may include, among other things, lease or sublease rents for the restaurant property building, rent under an equipment lease and interest income from the financing arrangements for the unpaid portion of the franchise fee under the franchise notes. If any of these IHOP franchisees were to default on their payment obligations to us, we may be unable to collect the amounts owed under the building property lease/sublease agreement and our notes and equipment contract receivables, as well as outstanding franchise royalties. The additional amounts owed to us by each of these IHOP franchisees subject us to greater credit risk and defaults by IHOP franchisees operating under our Previous IHOP Business Model and may negatively affect our cash flows. Of the 1,518 IHOP domestic franchise restaurants as of December 31, 2020, approximately 620 restaurants have property lease/sublease agreements and/or notes and equipment contract obligations outstanding.

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

Risks Related to Operating in the Restaurant Industry

Our performance is subject to risks associated with the restaurant industry, including the highly competitive nature of the industry. We derive a substantial portion of our revenues in the form of (i) royalties based on the gross sales of our franchised restaurants and (ii) gross sales derived from company-operated restaurants. Sales and profitability of these restaurants may be negatively impacted by a number of factors associated with operating in the restaurant industry, some of which are outside of our control. These factors include:

•changes in consumer behavior driven by macro-level shifts in retail, technology, media, e-commerce, global safety and demography which may impact where, when, whether and how often customers visit full-service restaurants;
•declines in comparable restaurant sales growth rates due to: (i) failure to meet or adequately adapt to changing customer expectations for food type, quality and taste, or to innovate and develop new menu items to retain existing customers and attract new customers; (ii) competitive intrusions in our markets, including competitive pricing initiatives and daypart expansion by competitors; (iii) opening new restaurants that cannibalize the sales of existing restaurants; (iv) failure of national or local marketing to be effective; and (v) natural or man-made disasters or adverse weather conditions;
•negative trends in operating expenses such as: (i) increases in food and other commodity costs or related distribution costs; (ii) increases in labor costs due to minimum wage and other employment laws or regulations, immigration reform, the potential impact of union organizing efforts and tight labor market conditions; and (iii) increases in other operating costs including advertising, utilities, lease-related expenses and credit card processing fees;
•the highly competitive nature of the restaurant and related industries with respect to, among other things: (i) price, service, location, personnel and the type and quality of food; (ii) the trend toward convergence in grocery, deli, retail and restaurant services, as well as the continued expansion of restaurants into the breakfast daypart; (iii) the entry of major market players in non-competing industries into the food services market; (iv) the decline in the price of groceries which may increase the attractiveness of dining at home versus dining out; and (v) the emergence of new or improved technologies and changes in consumer behavior facilitated by such technology;
•the inability to increase menu pricing to offset increased operating expenses; and
•failure to effectively manage further penetration into mature markets.

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

As part of our marketing efforts, we rely on search engine marketing and social media platforms to attract and retain guests. These efforts may not be successful, resulting in expenses incurred without the benefit of higher revenues or increased employee engagement. In addition, a variety of risks are associated with the use of social media, including the improper disclosure of proprietary information, posting of negative comments about our brands or experiences in our or our franchisees’ restaurants, exposure of personal information, fraud, and use of outdated information. The use, including any inappropriate or otherwise harmful use, of social media vehicles by our franchisees and their employees, guests, our employees or others in the general public could increase our costs, lead to litigation or result in negative publicity that could damage our reputation.

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

Risks Related to Ownership of Our Common Stock

Declines in our financial performance have resulted in and could result in future impairment charges.   United States generally accepted accounting principles (“U.S. GAAP”) require annual (or more frequently if events or changes in circumstances warrant) impairment tests of goodwill, intangible assets and other long-lived assets. Generally speaking, if the carrying value of the asset is in excess of the estimated fair value of the asset, the carrying value will be adjusted to fair value through an impairment charge. Fair values of goodwill and intangible assets are primarily estimated using discounted cash flows based on five-year forecasts of financial results that incorporate assumptions including, among other things, same-restaurant sales trends, future development plans, brand-enhancing initiatives, restaurant closures and an appropriate discount rate. Fair values of long-lived tangible assets are primarily estimated using discounted cash flows over the estimated useful lives of the assets. Significant underachievement of forecasted results or changes in the discount rate assumption could reduce the estimated fair value of these assets below the carrying value, requiring non-cash impairment charges to reduce the carrying value of the asset. In the second quarter of 2020, as a result of performing the interim quantitative test, we recognized an impairment of Applebee's goodwill of $92.2 million, an impairment of Applebee's tradename of $11.0 million and an impairment of various long-lived assets of $17.2 million. As of December 31, 2020, our total stockholders' deficit was $354.7 million. Any significant impairment write-down of goodwill, intangible assets or long-lived assets in the future could increase the stockholders' deficit. Repurchases of our common stock will also increase the stockholders' deficit. While such a deficit balance does not create an event of default in any of our contractual agreements, the negative perception of such a deficit could have an adverse effect on our stock price and could impair our ability to obtain new financing, or refinance existing indebtedness on commercially reasonable terms or at all.

Many factors, including those over which we have no control, affect the trading volatility and price of our stock. Many factors, in addition to our operating results, may have an impact on the trading volatility and price of our common stock. These factors include general economic and market conditions, publicity regarding us, our competitors, or the restaurant industry generally, changes in financial estimates by securities analysts, changes in financial or tax reporting and accounting principles or practices, trading activity in our common stock, overall liquidity and the impact of our capital allocation initiatives, including any future stock repurchase programs or dividend declarations. Many of these factors are outside of our control, and any failure to meet market expectations whether for sales growth, earnings per share or other metrics could cause our share price to decline.

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

Item 1B.    Unresolved Staff Comments.
None.

Item 2.    Properties.
The table below shows the location and ownership type of Applebee's and IHOP restaurants as of December 31, 2020:

	Applebee's (a)			IHOP (a)
	Franchise	Company	Total Applebee's	Franchise	Company	Area License		Total IHOP
United States
Alabama	30	—	30	16	—	—		16
Alaska	1	—	1	4	—	—		4
Arizona	21	—	21	45	—	—		45
Arkansas	8	—	8	15	—	—		15
California	107	—	107	225	—	—		225
Colorado	24	—	24	36	—	—		36
Connecticut	6	—	6	9	—	—		9
Delaware	12	—	12	7	—	—		7
District of Columbia	—	—	—	2	—	—		2
Florida	96	—	96	—	—	146	(b)	146
Georgia	58	—	58	80	—	3		83
Hawaii	—	—	—	5	—	—		5
Idaho	12	—	12	8	—	—		8
Illinois	37	—	37	47	—	—		47
Indiana	57	—	57	27	—	—		27
Iowa	25	—	25	11	—	—		11
Kansas	29	—	29	30	—	—		30
Kentucky	27	—	27	11	—	—		11
Louisiana	14	—	14	31	—	—		31
Maine	12	—	12	4	—	—		4
Maryland	19	—	19	51	—	—		51
Massachusetts	26	—	26	22	—	—		22
Michigan	84	—	84	28	—	—		28
Minnesota	47	—	47	9	—	—		9
Mississippi	20	—	20	13	—	—		13
Missouri	48	—	48	32	—	—		32
Montana	8	—	8	4	—	—		4
Nebraska	16	—	16	6	—	—		6
Nevada	13	—	13	23	—	—		23
New Hampshire	13	—	13	6	—	—		6
New Jersey	56	—	56	50	—	—		50
New Mexico	20	—	20	13	3	—		16
New York	99	—	99	59	—	—		59
North Carolina	1	42	43	49	—	—		49
North Dakota	11	—	11	2	—	—		2
Ohio	77	—	77	39	—	—		39
Oklahoma	12	—	12	33	—	—		33
Oregon	17	—	17	11	—	—		11
Pennsylvania	78	—	78	29	—	—		29
Rhode Island	8	—	8	5	—	—		5
South Carolina	—	27	27	31	—	—		31
South Dakota	6	—	6	2	—	—		2
Tennessee	29	—	29	37	—	—		37
Texas	91	—	91	207	—	—		207
Utah	9	—	9	22	—	—		22
Vermont	3	—	3	1	—	—		1
Virginia	54	—	54	65	—	—		65
Washington	41	—	41	31	—	—		31
West Virginia	14	—	14	8	—	—		8
Wisconsin	31	—	31	14	—	—		14
Wyoming	4	—	4	3	—	—		3
Total Domestic	1,531	69	1,600	1,518	3	149		1,670

	Applebee's (a)			IHOP (a)
	Franchise	Company	Total Applebee's	Franchise	Company	Area License		Total IHOP
International
Bahrain	1	—	1	—	—	—		—
Brazil	2	—	2	—	—	—		—
Canada	13	—	13	18	—	9	(b)	27
Dominican Republic	2	—	2	—	—	—		—
Ecuador	—	—	—	5		—		5
Egypt	1	—	1	—	—	—		—
Guam	1	—	1	2	—	—		2
Guatemala	4	—	4	—	—	—		—
India	—	—	—	3	—	—		3
Kuwait	6	—	6	—	—	—		—
Mexico	44	—	44	46	—	—		46
Pakistan	—	—	—	1	—	—		1
Panama	2	—	2	2	—	—		2
Peru	—	—	—	1		—		1
Puerto Rico	8	—	8	6	—	—		6
Qatar	7	—	7	—	—	—		—
Saudi Arabia	20	—	20	8	—	—		8
Thailand	—	—	—	1	—	—		1
Total International	111	—	111	93	—	9		102
Totals	1,642	69	1,711	1,611	3	158		1,772
(a) The properties identified in this table generate revenue in our franchise, rental, financing and company restaurant operating segments.
(b) Of these restaurants, 25 in Florida and six in Canada have been sub-licensed by the area licensee.
Of the 1,611 IHOP restaurants operated by franchisees, 57 were located on sites owned by us, 564 were located on sites leased by us from third parties and 990 were located on sites owned or leased by franchisees. All of the IHOP restaurants operated by area licensees and 1,640 of the franchisee-operated Applebee's restaurants were located on sites owned or leased by the area licensees or the franchisees. We owned one site on which a franchisee-operated Applebee's restaurant was located and one franchisee-operated Applebee's restaurant was located on site leased by us from third parties. The 69 Applebee's restaurants we operated as of December 31, 2020 were located on sites leased by us from third parties.
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
We currently occupy our principal corporate offices and restaurant support center located in Glendale, California, under a lease expiring in April 2023. We lease approximately 50,000 square feet of office space in Kansas City, Missouri, under a lease expiring in October 2021. We lease approximately 3,000 square feet of office space in Raleigh, North Carolina under a lease expiring in April 2024.

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

Holders

As of February 23, 2021, there were 381 holders of our common stock. This number does not include beneficial owners whose shares are held in street name by brokers and other nominees.

Dividends on Common Stock

Please refer to Note 12 - Stockholders' Deficit, of the Notes to the Consolidated Financial Statements for information on dividends declared and paid in the fiscal years ended December 31, 2020 and December 31, 2019.

In light of the COVID-19 pandemic, our Board of Directors did not declare a dividend for the second, third and fourth quarters of 2020. We will reevaluate our capital allocation strategy as industry conditions improve and normal restaurant operations resume, in consideration of our current and forecast earnings, financial condition, cash requirements and other factors.

Issuer Purchases of Equity Securities

Purchases of Equity Securities by the Company
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Approximate dollar value of shares that may yet be purchased under the plans or programs (b)
September 28, 2020 – October 25, 2020(a)	—	—	—	$70,200,000
October 26, 2020 – November 22, 2020(a)	498	$59.75	—	$70,200,000
November 23, 2020 – January 3, 2021(a)	181	$65.75	—	$70,200,000
Total	679	$61.35	—	$70,200,000
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

(b)  In February 2019, our Board of Directors approved the 2019 Repurchase Program authorizing the Company to repurchase up to $200 million of the Company's common stock. The 2019 Repurchase Program, as approved by the Board of Directors, does not require the repurchase of a specific number of shares and can be terminated at any time.

Stock Performance Graph
The graph below shows a comparison of the cumulative total stockholder return on our common stock with the cumulative total return on the Standard & Poor's 500 Composite Index and the Value-Line Restaurants Index (“Restaurant Index”) over the five-year period ended December 31, 2020. The graph and table assume $100 was invested at the close of trading on the last day of trading in 2015 in our common stock and in each of the market indices, with reinvestment of all dividends. Stockholder returns over the indicated periods should not be considered indicative of future stock prices or stockholder returns.
Comparison of Five-Year Cumulative Total Stockholder Return
Dine Brands Global, Inc., Standard & Poor's 500 and Value Line Restaurants Index
(Performance Results through December 31, 2020)

$250.00
$225.00
$200.00
$175.00
$150.00
$125.00
$100.00
$75.00
$50.00
2015
2016
2017
2018
2019
2020
Dine Brands Global, Inc.
Standard & Poor's 500
Restaurants Index

	2015	2016	2017	2018	2019	2020
Dine Brands Global, Inc.	$100.00	$95.07	$68.07	$93.47	$119.86	$86.80
Standard & Poor's 500	100.00	111.96	136.40	130.42	171.49	203.05
Value Line Restaurants Index (1)	100.00	107.20	132.99	147.79	185.97	230.72
(1) The Value Line Restaurants index is a comprehensive restaurant industry index. In addition to family dining and casual dining, the Index includes the fast-casual and quick-service segments of the restaurant industry.
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
Not Applicable

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
General
The following discussion provides an analysis of our results of operations and reasons for material changes for 2020 as compared to 2019 and should be read together with the financial statements included in this Annual Report on Form 10-K. For a detailed discussion of year-to-year comparisons between fiscal 2019 and fiscal 2018, please refer to “Management's Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 24, 2020.

The financial tables appearing in Management's Discussion and Analysis present amounts in millions of dollars that are rounded from our consolidated financial statements presented in thousands of dollars. As a result, the tables may not foot or cross foot due to rounding.
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
Domestically, IHOP restaurants are in all 50 states and the District of Columbia, while Applebee's restaurants are located in every state except Hawaii. Internationally, IHOP restaurants are in two United States territories and nine countries; Applebee's restaurants are in two United States territories and 11 countries. With over 3,400 restaurants combined, the substantial majority of which are franchised, we believe we are one of the largest full-service restaurant companies in the world. The June 15, 2020 issue of Nation's Restaurant News reported that IHOP and Applebee's were the largest restaurant systems in the family dining and casual dining categories, respectively, in terms of United States system-wide sales during 2019.

We have a 52/53 week fiscal year ending on the Sunday nearest to December 31 of each year. For convenience, in this annual report on Form 10-K, we refer to all fiscal years as ending on December 31 and all interim fiscal quarters as ending on March 31, June 30 and September 30 of the respective fiscal year. There were 53 calendar weeks in our 2020 fiscal year ended January 3, 2021 and our fiscal 2020 fourth quarter contained 14 calendar weeks. There were 52 calendar weeks in our 2019 and 2018 fiscal years that ended on December 29, 2019 and December 30, 2018, respectively.
COVID-19 Pandemic
In March 2020, the World Health Organization declared a global pandemic related to the outbreak of a novel strain of coronavirus, designated “COVID-19.” Initially, federal, state, local and international governments reacted to the COVID-19 pandemic by encouraging or requiring social distancing, instituting shelter-in-place orders, and requiring, in varying degrees, reduced operating hours, restaurant dine-in and/or indoor dining limitations, capacity limitations or other restrictions that largely limited restaurants to off-premise sales (take-out and delivery) in the early months of the pandemic. Over the course of 2020, certain of these restrictions on indoor dining were relaxed as incidents of infection from the initial outbreak declined, but many of the restrictions were reinstituted as incidents of infection surged. The nature, degree and duration of the restrictions varied by individual geographic area.

Since the onset of the pandemic in March 2020, we have taken numerous actions to mitigate the effects of the COVID-19 pandemic on the Company, its operations and its franchisees, as discussed below:

•We drew down a total of $220 million from our revolving credit facility. Including approximately $3 million in letters of credit, $223 million of the total $225 million available under our revolving facility has been utilized. We had no immediate need for additional liquidity, but in light of then-current market conditions and uncertainty related to the COVID-19 pandemic, we drew on the revolving facility to maximize our financial flexibility. We plan to repay the $220 million drawn on the revolving credit facility in the month of March 2021.

•We have stopped repurchasing our common stock and our Board of Directors did not declare a dividend for the second, third and fourth quarters of 2020. We will reevaluate our capital allocation strategy as industry conditions improve and normal restaurant operations resume, in consideration of our current and forecast earnings, financial condition, cash requirements and other factors. Prior to taking these actions, we used cash totaling $53.8 million for dividends and stock repurchases in 2020 as compared to using cash of $156.6 million for dividends and stock repurchases in 2019.
•We voluntarily increased the interest reserve set aside for our securitized debt, from the required $16.4 million to $32.8 million. We also voluntarily accelerated the funding of interest on our securitized debt with the redirection of cash receipts within the securitization structure. As of the date of this report, the interest payments on long-term debt due March 5, 2021 and June 5, 2021 have been fully funded.
•We have reduced discretionary costs, limited new hiring and significantly reduced the use of independent contractors. At the outset of the pandemic, we temporarily furloughed certain team members across various functional groups in our restaurant support centers and company-operated restaurants and curtailed the hours of substantially all of the hourly restaurant associates at our company-operated restaurants. Most hourly restaurant associates at our company-operated restaurants returned to work following re-opening of those restaurants, and there were no team members from the restaurant support centers remaining on furlough as of December 31, 2020. Our General & Administrative (“G&A”) expenses for the year ended December 31, 2020 were $18.0 million lower than the prior year.
•We offered Applebee's franchisees the opportunity to defer payment of their royalty, advertising and other fees, primarily for the months of March and April. A total of 30 franchisees representing 94% of Applebee’s restaurants have deferred payments totaling $33.4 million. Repayment of deferred amounts, scheduled over up to nine months, began in the third quarter of 2020. As of December 31, 2020, the outstanding balance was approximately $13.7 million, with five franchisees having repaid their deferred balances in full.
•We offered IHOP franchisees the opportunity to defer their royalty, advertising, equipment rent and sublease rent payments, primarily for the months of March and April. Initially, 193 franchisees representing 58% of IHOP restaurants deferred payments totaling $24.1 million. Including subsequent deferrals made on a case-by case basis, the deferral program totaled $27.4 million. Repayment of deferred amounts, scheduled over up to 36 weeks, began in the third quarter of 2020. In certain instances, repayments were temporarily paused for up to 60 days. As of December 31, 2020, the outstanding balance was approximately $15.4 million, with 56 franchisees having repaid their deferred balances in full.
•We received rent deferrals and abatements on properties we lease of approximately $11 million, primarily related to rent deferrals for properties on which IHOP restaurants are located. As of December 31, 2020, the deferred rent balance was approximately $5 million, the significant majority of which is due to be paid in 2021.
•We allowed franchisees to defer their development obligations for up to 15 months and we allowed franchisees to defer their 2020 unit remodel obligations until the end of 2022.
•We have worked with our franchisees to offer a limited menu and to modify their operating hours in a manner that optimizes the functionality of their restaurants. Our expectation is restaurants will return to normal operating hours as sales return to pre-pandemic levels.
•We hired external consultants to work with franchisees in assessing their financial health and to better understand performance variability. We began this process in the third quarter of 2020 working closely with key franchise leaders.

In March 2020, in light of the COVID-19 pandemic, Standard & Poor's (“S&P”) placed the Company on “credit watch-negative” with respect to its 2019 Class A-2 Notes. In September 2020, S&P removed the Company from the credit watch and reaffirmed the BBB rating of the 2019 Class A-2 Notes.

The significance of the impacts of the COVID-19 pandemic resulted in our performing impairment assessments of our long-lived assets, goodwill and other intangible assets. As a result of these assessments, we recorded impairment charges of $123.7 million in the second fiscal quarter of 2020. See “Consolidated Results of Operations - Fiscal 2020, 2019 and 2018 - Impairment and Closure Costs” for further discussion of the impairments. Additional impairment and closure charges of $8.1 million were recorded during the fourth fiscal quarter of 2020, primarily related to closure of IHOP restaurants.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. Among the various provisions in the CARES Act, the Company is utilizing the payroll tax deferrals and has claimed an Employee Retention Credit. As of December 31, 2020, the Company has deferred the payment of $3.1 million of payroll taxes, of which 50% is due to be paid by December 31, 2021 and the remaining 50% is due to be paid by December 31, 2022. The Company also has claimed an Employee Retention Credit of $0.6 million as of December 31, 2020. The Company did not receive any form of loan pursuant the Paycheck Protection Program established under the CARES Act. Other than the deferrals and credits noted above, the Company did not receive financial aid pursuant to assistance programs offered by the federal government related to the COVID-19 pandemic.

The severity of the continued impact of the COVID-19 pandemic on the Company's business will depend on a number of factors, including, but not limited to, how long the pandemic will last, whether/when recurrences of the virus may arise, what restrictions on restaurant operations may be enacted or re-enacted, the availability and acceptance of vaccines, the timing and extent of customer re-engagement with the Company's brands and, in general, what short- and long-term impact on consumer discretionary spending the COVID-19 pandemic might have on the Company and the restaurant industry as a whole, all of which are uncertain and cannot be predicted.

Overview of 2020 Performance

Key Performance Indicators

In evaluating the performance of each restaurant concept, we consider the key performance indicators to be the system-wide sales percentage change, the percentage change in domestic system-wide same-restaurant sales (“domestic same-restaurant sales”), net franchise restaurant development/reduction and the change in total effective restaurants. Changes in both domestic same-restaurant sales and in the number of Applebee's and IHOP restaurants will impact our system-wide retail sales that drive franchise royalty revenues. Net franchise restaurant development/reduction also impacts franchise revenues in the form of initial franchise fees and, in the case of IHOP restaurants, sales of proprietary pancake and waffle dry mix and, where applicable, rental payments under leases that partially may be based on a percentage of their sales.

An overview of our key performance indicators for the year ended December 31, 2020 is as follows:

	Applebee's	IHOP
System-wide sales percentage decrease	(24.1)%	(34.9)%
Domestic system-wide same-restaurant sales percentage decrease	(22.4)%	(32.8)%
Net franchise restaurant reduction (1)	(76)	(69)
Net decrease in total effective restaurants (2)	(122)	(133)
________________________________________
(1) Franchise and area license restaurant closings, net of openings, during the year ended December 31, 2020.
(2) Change in the weighted average number of franchise, area license and company-operated restaurants open during the year ended December 31, 2020, compared to the weighted average number of those open during the same period of 2019.

The Applebee's and IHOP sales percentage decreases for the year ended December 31, 2020 were due to a decrease in domestic same-restaurant sales primarily as a result of the effects of COVID-19, as well as a decrease in total effective restaurants. The decrease in total effective restaurants for each brand reflects both a net reduction in franchise restaurants due to permanent closures, net of openings, and the weighted effect of restaurants temporarily closed during the course of the year ended December 31, 2020.

Financial Summary		Favorable (Unfavorable) Variance
	2020		2019
	(In millions, except per share amounts)
(Loss) income before income taxes	$(108.6)	$(247.0)	$138.4
Income tax benefit (provision)	4.6	38.7	(34.1)
Net (loss) income	$(104.0)	$(208.3)	$104.3

		Variance
Effective tax rate	4.2%	20.4%	24.6%
Net (loss) income per diluted share	$(6.43)	$(12.28)	$5.85
Weighted average diluted shares outstanding	16.2	(1.0)	17.2

Income before income taxes for the year ended December 31, 2020 decreased $247.0 million compared to the year ended December 31, 2019. The primary reasons for the decrease are summarized as follows:

(In millions)
Decrease in gross profit:
Franchise operations	$(107.9)
Company operations	(11.5)
All other operations	(14.7)
Total gross profit decrease	(134.1)
Increase in impairment and closure charges	(131.1)
Decrease in G&A expenses	18.0
All other	0.2
Decrease in income before income taxes	$(247.0)

Each of these material changes resulted in some manner from impacts of the COVID-19 pandemic. Revenues and cash flows of our franchise, company-operated restaurant and rental operations were significantly affected by the varying degrees of limitations imposed on restaurant operations throughout the majority of 2020. The impacts of the pandemic were considered a potential indicator of impairment which required interim tests of impairment of our goodwill, intangible assets and long-lived assets that resulted in impairment charges of $123.7 million recorded in the second quarter of 2020. To partially mitigate the impact on cash flow, management undertook actions to reduce G&A, such as the furloughing of employees noted above.
Our 2020 effective tax rate of 4.2% applied to pretax book loss was significantly different than the statutory Federal income tax rate of 21% primarily because a $92.2 million impairment of goodwill incurred in the second quarter is not deductible for income tax purposes and therefore has no associated tax benefit. See Note 16 - Income Taxes, of the Notes to the Consolidated Financial Statements for a reconciliation between our effective rate and the statutory Federal income tax rate.

Restaurant Data - System-wide Sales and Domestic Same-Restaurant Sales

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

Applebee's
	Year Ended December 31,
Global Effective Restaurants:(a)	2020	2019	2018
Franchise	1,624	1,745	1,883
Company	68	69	3
Total	1,692	1,814	1,886
System-wide:(b)
Domestic sales percentage change(c)	(24.1)%	(3.0)%	2.3%
Domestic same-restaurant sales percentage change(d)	(22.4)%	(0.7)%	5.0%
Franchise:(b)
Domestic sales percentage change(c) (e)	(24.3)%	(5.9)%	2.1%
Domestic same-restaurant sales percentage change(d)	(22.6)%	(0.7)%	4.9%
Domestic average weekly unit sales (in thousands)	$37.1	$47.3	$46.7

IHOP
	Year Ended December 31,
	2020	2019	2018
Global Effective Restaurants:(a)
Franchise	1,532	1,663	1,633
Area license	155	157	162
Total	1,687	1,820	1,795
System-wide:(b)
Sales percentage change(c)	(34.9)%	2.2%	3.9%
Domestic same-restaurant sales percentage change(d) (f)	(32.8)%	1.1%	1.5%
Franchise:(b)
Sales percentage change(c)	(35.0)%	2.2%	4.4%
Domestic same-restaurant sales percentage change(d)	(32.8)%	1.0%	1.5%
Average weekly unit sales (in thousands)	$25.4	$36.7	$36.6
Area License:(b)
IHOP sales percentage change(c)	(34.2)%	2.7%	0.5%
_________________________________
(a)“Global Effective Restaurants” are the weighted average number of restaurants open in a given fiscal period, adjusted to account for restaurants open for only a portion of the period. Information is presented for all Effective Restaurants in the Applebee’s and IHOP systems, domestic and international, which includes restaurants owned by franchisees and area licensees as well as those owned by the Company.
(b)“System-wide sales” are retail sales at Applebee’s restaurants operated by franchisees and IHOP restaurants operated by franchisees and area licensees, as reported to the Company, in addition to retail sales at company-operated restaurants.  Sales at restaurants that are owned by franchisees and area licensees are not attributable to the Company. An increase or decrease in franchisees' reported sales will result in a corresponding increase or decrease in our royalty revenue. ales at company-operated restaurants and unaudited reported sales for Applebee's domestic franchise restaurants, IHOP franchise restaurants and IHOP area license restaurants for the years ended December 31, 2020, 2019 and 2018 and were as follows:

	Year Ended December 31,
Reported sales	2020	2019	2018
	(In millions)
Applebee's domestic franchise restaurant sales	$2,993.0	$3,954.3	$4,204.1
Applebee's company-operated restaurants	108.0	131.2	7.1
IHOP franchise restaurant sales	2,063.6	3,174.2	3,106.7
IHOP area license restaurant sales	190.5	289.5	282.0
Total	$5,355.1	$7,549.2	$7,599.9
(c)“Sales percentage change” reflects, for each category of restaurants, the percentage change in sales in any given fiscal year compared to the prior fiscal year for all restaurants in that category.
(d)“Domestic same-restaurant sales change” reflects the percentage change in sales in any given fiscal year, compared to the same weeks in the prior year, for domestic restaurants that have been operated throughout both fiscal years that are being compared and have been open for at least 18 months. Because of new restaurant openings and restaurant closures, the domestic restaurants open throughout the fiscal years being compared may be different from year to year.
(e)The Applebee's franchise sales percentage change for 2019 was impacted by the acquisition of 69 franchise restaurants in December 2018 now reported as company-operated.
(f)IHOP system-wide same-restaurant sales data includes area license restaurants beginning in 2019

Domestic Same-Restaurant Sales Trends

 Applebee’s domestic same-restaurant sales decreased 17.6% for the three months ended December 31, 2020 from the same period in 2019. The decrease primarily was due to a significant decline in customer traffic as a result of the effects of COVID-19, partially offset by an increase in average check. Applebee's same-restaurant sales for the fourth quarter of 2020 outperformed the casual dining segment of the restaurant industry. Based on data from Black Box Intelligence, a restaurant sales reporting firm (“Black Box”), the casual dining segment of the restaurant industry experienced a decrease in same-restaurant sales during the fourth quarter of 2020 resulting from a large decline in customer traffic that was somewhat offset by an increase in average customer check. The primary reason for the performance differential between Applebee's and the casual dining segment during the fourth quarter of 2020 was the increase in average customer check, as Applebee's increase in average customer check was larger than that of the casual dining segment.

For the year ended December 31, 2020, Applebee’s domestic same-restaurant sales decreased 22.4%. This decrease for the full year 2020 was due to a significant decline in customer traffic as a result of the effects of COVID-19, partially offset by an increase in average check. Applebee's same-restaurant sales for the year ended December 31, 2020 underperformed the casual dining segment of the restaurant industry. Based on data from Black Box, the casual dining segment experienced a decrease in same-restaurant sales due to a decline in customer traffic that was slightly offset by an increase in average customer check. The primary reason for the performance differential between Applebee's and the casual dining segment for the year ended December 31, 2020 was the decrease in traffic, as Applebee's decrease in traffic was larger than that of the casual dining segment.

Applebee’s system-wide domestic same-restaurant sales had significant variability over the course of fiscal 2020. This variability was due to several factors. Restrictions on indoor dining were relaxed after the incidents of infection from the initial outbreak of COVID-19 declined, but the restrictions were reinstituted in varying degrees during the fourth quarter of 2020 as incidents of the virus surged in individual geographic areas. Another factor was the Company's return to national media advertising in July 2020 after having temporarily discontinued its national advertising programs in March 2020. Other factors were the resilience of the consumers' desire to patronize restaurants as dine-in restrictions were lifted and the retention of off-premise sales.

As shown in the following table, prior to the large-scale initiation of restrictions on restaurant operations, Applebee's began 2020 with positive domestic same-restaurant sales. For the first 10 weeks of the first quarter of fiscal 2020, Applebee's domestic same-restaurant sales increased 3.2%, primarily due to an increase in customer traffic as well as an increase in average customer check. During March and April, virtually all Applebee's restaurants were limited to off-premise sales or were temporarily closed. After reaching a low point in same-restaurant sales in April 2020, Applebee's experienced progressive improvement in same-restaurant sales for the months of May through October 2020. However, as incidents of the virus surged in the fourth quarter and restrictions on restaurant operations were reinstituted, the trend of improvement in same-restaurant sales reversed for the months of November and December.

2020 Applebee's Domestic Same-Restaurant Sales - by Month
% Increase (decrease)
8.0
0.0
-8.0
-16.0
-24.0
-32.0
-40.0
-48.0
-56.0
-64.0
-72.0
2.9
3.6
(31.8)
(70.9)
(54.3)
(29.4)
(18.4)
(15.2)
(7.4)
(1.9)
(15.0)
(29.5)
Jan 2020
Feb 2020
Mar 2020
April 2020
May 2020
June 2020
July 2020
August 2020
September 2020
October 2020
November 2020
December 2020

The following table reflects the impact of restaurant dine-in restrictions on Applebee's domestic restaurant operations by month since dine-in restrictions were first instituted:

Restaurant Status	Status as of 2020 Fiscal Month Ended
	Mar	Apr	May	June	July	Aug	Sept	Oct	Nov	Dec
Dining rooms open*	4	46	815	1,522	1,505	1,558	1,595	1,597	1,297	1,276
Limited to off-premise sales	1,402	1,397	761	70	94	37	3	1	294	315
Temporarily closed	251	208	71	41	31	24	16	12	12	9
Total	1,657	1,651	1,647	1,633	1,630	1,619	1,614	1,610	1,603	1,600
* In most instances, limited to 50% capacity or less and/or reduced operating hours

While Applebee's off-premise sales as a percentage of Applebee's total sales have declined from the April 2020 peak as restrictions on in-restaurant dining were relaxed, off-premise sales as a percentage of Applebee's total sales have increased compared to pre-pandemic levels.
Off-premise sales as % total Applebee's domestic sales

2020 Fiscal Month Ended
Jan	Feb	Mar	Apr	May	June	July	Aug	Sept	Oct	Nov	Dec
13.1%	14.4%	22.2%	99.8%	76.4%	40.2%	38.0%	34.9%	31.7%	30.1%	34.5%	44.8%

* Same-restaurant sales data includes area license restaurants beginning in 2019

IHOP’s domestic same-restaurant sales decreased 30.1% for the three months ended December 31, 2020 from the same period in 2019. The decrease primarily was due to a significant decline in customer traffic as a result of the effects of COVID-19, as well as a slight decrease in average check. IHOP's same-restaurant sales for the fourth quarter of 2020 underperformed the family dining segment of the restaurant industry. Based on data from Black Box, the family dining segment of the restaurant industry experienced a decrease in same-restaurant sales during the fourth quarter of 2020 resulting from a large decline in customer traffic that was partially offset by an increase in average customer check. The primary reason for the performance differential between IHOP and the family dining segment during the fourth quarter of 2020 was the change in average customer check, as IHOP experienced a small decrease in average customer check while the family dining segment reported an increase in average check. The breakfast category, in general, has experienced larger transaction declines than other dayparts.
For the year ended December 31, 2020, IHOP's domestic same-restaurant sales decreased 32.8% due to a significant decline in customer traffic as a result of the effects of COVID-19, partially offset by a slight increase in average check. IHOP's same-restaurant sales for the fourth quarter of 2020 underperformed the family dining segment of the restaurant industry. Based on data from Black Box, for the full year of 2020, the family dining segment experienced a decrease in same-restaurant sales resulting from a large decline in customer traffic that was partially offset by an increase in average customer check. The reason for the performance differential between IHOP and the family dining segment during 2020 was the change in average check as IHOP experienced a smaller increase in average customer check than the family dining segment, partially offset by a smaller decrease in traffic.

IHOP’s system-wide domestic same-restaurant sales had significant variability over the course of fiscal 2020. This variability was due to several factors. Restrictions on indoor dining were relaxed as incidents of infection from the initial outbreak of COVID-19 declined, but the restrictions were reinstituted in varying degrees during the fourth quarter of 2020 as incidents of infection from the virus surged in individual geographic areas. Another factor was the Company's return to national media advertising in July 2020 after having temporarily discontinued its national advertising programs in March 2020. Other factors were the resilience of the consumers' desire to patronize restaurants as dine-in restrictions were lifted and the retention of off-premise sales.

As shown in the following table, prior to the large-scale initiation of restrictions on restaurant operations, IHOP began 2020 with positive domestic same-restaurant sales for the month of January. For the first 10 weeks of the first quarter of fiscal 2020, IHOP's domestic same-restaurant sales decreased 0.6%. During March and April, the significant majority of IHOP restaurants were limited to off-premise sales or were temporarily closed. After reaching a low point in same-restaurant sales in April 2020, IHOP experienced progressive improvement in same-restaurant sales for the months of May through September 2020. However, as incidents of the virus surged in the fourth quarter and restrictions on restaurant operations were reinstituted, the trend of improvement in same-restaurant sales reversed for the months of October, November and December.

2020 Monthly Same-Restaurant Sales - IHOP

% Increase (decrease)
8.0
0.0
-8.0
-16.0
-24.0
-32.0
-40.0
-48.0
-56.0
-64.0
-72.0
-80.0
0.4
(2.0)
(35.4)
(78.1)
(64.3)
(41.9)
(37.6)
(37.8)
(23.2)
(23.9)
(24.9)
(37.0)
Jan 2020
Feb 2020
Mar 2020
Apr 2020
May 2020
June 2020
July 2020
August 2020
September 2020
October 2020
November 2020
December 2020

The following table reflects the impact of restaurant dine-in restrictions on IHOP's domestic restaurant operations by month since dine-in restrictions were first instituted:

Restaurant Status	Status as of 2020 Fiscal Month Ended
	Mar	Apr	May	June	July	Aug	Sept	Oct	Nov	Dec
Dining rooms open*	204	3	925	1,485	1,321	1,349	1,425	1,543	1,332	1,174
Limited to off-premise sales	1,158	1,334	593	76	244	234	167	71	294	446
Temporarily closed	347	366	182	134	128	99	91	74	62	50
Total	1,709	1,703	1,700	1,695	1,693	1,682	1,683	1,688	1,688	1,670
* In most instances, limited to 50% capacity or less and/or reduced operating hours
While IHOP off-premise sales as a percentage of IHOP total sales have declined from the April 2020 peak as restrictions on in-restaurant dining were relaxed, off-premise sales as a percentage of IHOP total sales have increased compared to pre-pandemic levels.
Off-premise sales as % total IHOP domestic sales

2020 Fiscal Month Ended
Jan	Feb	Mar	Apr	May	June	July	Aug	Sept	Oct	Nov	Dec
9.7%	10.4%	17.0%	94.7%	68.8%	35.8%	35.0%	32.5%	30.6%	29.5%	30.2%	38.4%

Net Franchise Restaurant Development
The total number of Applebee's restaurants open at December 31, 2020 declined 4.3% from the number open at December 31, 2019, as franchisees opened six new restaurants but closed 82 restaurants. The total number of IHOP restaurants open at December 31, 2020 decreased 3.7% from the number open at December 31, 2019, as IHOP franchisees and area licensees opened 27 restaurants in 2020 but closed 96 restaurants.
Internationally, franchisees of both brands opened 11 restaurants and closed 51, a net decrease of 40 international restaurants. This international development activity is included in the total activity for each brand cited above.

In response to the impact of the COVID-19 pandemic on our franchisees, we allowed our franchisees to defer their development obligations for up to 15 months.

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
The following tables present Applebee's and IHOP restaurant development and franchising activity over the past three years:

	Year Ended December 31,
	2020	2019	2018
Applebee's Restaurant Development Activity

Summary - beginning of period:
Franchise	1,718	1,768	1,936
Company restaurants (a)	69	69	—
Total Applebee's restaurants, beginning of period	1,787	1,837	1,936
Domestic	1,665	1,693	1,782
International	122	144	154

Franchise restaurants opened:
Domestic	3	1	2
International	3	2	5
Total franchise restaurants opened	6	3	7
Franchise restaurants closed:
Domestic	(68)	(29)	(91)
International	(14)	(24)	(15)
Total franchise restaurants closed	(82)	(53)	(106)
Net franchise restaurant reduction	(76)	(50)	(99)
Franchise restaurants acquired by the Company (a)	—	—	(69)
Net franchise restaurant decrease	(76)	(50)	(168)

Summary - end of period:
Franchise	1,642	1,718	1,768
Company restaurants (a)	69	69	69
Total Applebee's restaurants, end of period	1,711	1,787	1,837
Domestic	1,600	1,665	1,693
International	111	122	144
% Decrease in total Applebee's restaurants from prior year	(4.3)%	(2.7)%	(5.1)%
____________________________________________________________________________________________________________
(a) In December 2018, the Company acquired 69 Applebee's restaurants from a former franchisee.

	Year Ended December 31,
	2020	2019	2018
IHOP Restaurant Development Activity

Summary - beginning of period:
Franchise	1,680	1,669	1,622
Area license	161	162	164
Total IHOP restaurants, beginning of period	1,841	1,831	1,786
Domestic	1,710	1,705	1,671
International	131	126	115

Franchise/area license restaurants opened:
Domestic franchise	16	33	51
Domestic area license	3	5	3
International franchise	8	13	17
Total franchise/area license restaurants opened	27	51	71
Franchise/area license restaurants closed:
Domestic franchise	(56)	(27)	(15)
Domestic area license	(3)	(6)	(5)
International franchise	(34)	(8)	(6)
International area license	(3)	—	—
Total franchise/area license restaurants closed	(96)	(41)	(26)
Net franchise/area license restaurant (reduction) development	(69)	10	45
Refranchised from Company restaurants	—	—	1
Franchise restaurants reacquired by the Company	(3)	—	(1)
Net franchise/area license restaurant (reductions) additions	(72)	10	45

Summary - end of period:
Franchise	1,611	1,680	1,669
Area license	158	161	162
Company	3	—	—
Total IHOP restaurants, end of period	1,772	1,841	1,831
Domestic	1,670	1,710	1,705
International	102	131	126
% (Decrease) increase in total IHOP restaurants from prior year	(3.7)%	0.5%	2.5%

The closures presented in the tables above represent permanent closures of restaurants. Temporary closures, which can occur for a variety of reasons, are not reflected as reductions in these tables and temporarily closed restaurants are included in the summary counts at the beginning and end of each period shown. However, temporary closures are reflected in the weighted calculation of Effective Restaurants presented in the preceding Restaurant Data tables.

As previously disclosed, we and certain of our IHOP franchisees evaluated the long-term viability of certain IHOP restaurants in light of individual restaurant-level economics impacted by the COVID-19 pandemic. When we began the evaluation process, we expected it could result in the closure of up to 100 restaurants over the next six months. The evaluation process been completed. As of December 31, 2020, we closed 14 restaurants in the fourth quarter of 2020 and, while the final extent and timing of additional closures remains subject to change, we currently anticipate the completion of the evaluation process could result in the closure of up to 27 additional IHOP restaurants. We have recorded costs of approximately $13.5 million related to these 41 restaurants during the fourth quarter of 2020, primarily charges for impairment and provisions for bad debt and deferred rent.

Closures of Applebee's and IHOP restaurants adversely impact our system-wide retail sales that drive our franchise royalty revenues as well as, in the case of IHOP restaurants, sales of proprietary pancake and waffle dry mix. Further, with certain restaurants, we own or lease the underlying property and sublease it to the applicable franchisee. Thus, our rental income also could be adversely affected due to our obligation to make rental or other payments for such properties.

Consolidated Results of Operations - Fiscal 2020, 2019 and 2018
The tables in the following section of this Form 10-K present information from our Consolidated Statements of Comprehensive (Loss) Income for our 2020, 2019 and 2018 fiscal years. A detailed discussion of year-to-year comparisons between fiscal 2020 and fiscal 2019 can be found below. For a detailed discussion of year-to-year comparisons between fiscal 2019 and fiscal 2018, please refer to “Management's Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
Additional Events Impacting Comparability of Financial Information
53rd week in Fiscal 2020

Our fiscal year ends on the Sunday nearest to December 31 of each year. Every five or six years, our fiscal year contains 53 calendar weeks. Our 2020 fiscal year contained 53 calendar weeks, whereas fiscal 2019 and 2018 each contained 52 calendar weeks. The estimated impact of the 53rd week on fiscal 2020 results of operations was additional revenue of $14.4 million, additional gross profit of $4.7 million and a decrease in loss before income taxes of $2.2 million. Our fiscal 2021 will contain 52 calendar weeks.

Loss on Extinguishment of Debt

As discussed under Liquidity and Capital Resources of the Company - Long-term Debt, we refinanced our long-term debt in 2019 and recognized a loss on extinguishment of debt of $8.3 million. There was no similar transaction in 2020.
Financial Review

		Favorable (Unfavorable) Variance		Favorable (Unfavorable) Variance
Revenue	2020		2019		2018
	(In millions)
Franchise operations	$469.5	$(181.7)	$651.2	$7.3	$643.9
Company restaurant operations	108.1	(23.1)	131.2	124.1	7.1
Rental operations	105.9	(14.8)	120.7	(1.2)	121.9
Financing operations	5.8	(1.3)	7.1	(0.9)	8.0
Total revenue	$689.3	$(220.9)	$910.2	$129.3	$780.9
(Decrease) increase vs. prior year	(24.3)%		16.6%		6.7%
Our 2020 total revenue decreased $220.9 million compared to 2019. The decrease in franchise and company restaurant operations revenues primarily was due to a significant decline in customer traffic at our restaurants resulting from measures put in place by various jurisdictions of local, state, national and international governmental entities to mitigate the spread of the COVID-19 virus, as well as changes in consumer behavior resulting therefrom. Rental operations revenue was also impacted by COVID-19 effects, primarily due to a decline in rent paid based on a percentage of franchisees' retail sales. Interest income from financing operations was not impacted significantly by the COVID-19 pandemic, with the expected progressive decline due to repayments of outstanding balances. Total revenue was favorably impacted by approximately $14.4 million due to a 53rd week in fiscal 2020.

		Favorable (Unfavorable) Variance		Favorable (Unfavorable) Variance
Gross Profit (Loss)	2020		2019		2018
	(In millions)
Franchise operations	$230.5	$(107.9)	$338.4	$25.1	$313.3
Company restaurant operations	(3.5)	(11.5)	8.0	6.8	1.2
Rental operations	16.4	(13.5)	29.9	(1.3)	31.2
Financing operations	5.3	(1.2)	6.5	(0.9)	7.4
Total gross profit	$248.7	$(134.1)	$382.8	$29.7	$353.1
(Decrease) increase vs. prior year	(35.0)%		8.4%		4.2%
Our 2020 total gross profit decreased $134.1 million compared to 2019, primarily due to the revenue declines related to the pandemic as cited above as well a $13.1 million increase in bad debt expense. Total gross profit was favorably impacted by approximately $4.7 million due to a 53rd week in fiscal 2020.

Franchise Operations		Favorable (Unfavorable) Variance		Favorable (Unfavorable) Variance
	2020		2019		2018
	(In millions, except number of restaurants)
Effective Franchise Restaurants:(1)
Applebee’s	1,624	(121)	1,745	(138)	1,883
IHOP	1,687	(133)	1,820	25	1,795

Franchise Revenues:
Applebee's	$124.8	$(38.8)	$163.6	$(13.0)	$176.6
IHOP	143.2	(61.4)	204.6	5.6	199.0
Advertising	201.5	(81.5)	283.0	14.7	268.3
Total franchise revenues	469.5	(181.7)	651.2	7.3	643.9
Franchise Expenses:
Applebee’s	7.0	(2.7)	4.3	30.8	35.1
IHOP	30.0	(3.3)	26.7	(0.8)	25.9
Advertising	202.0	79.8	281.8	(12.2)	269.6
Total franchise expenses	239.0	73.8	312.8	17.8	330.6
Franchise Segment Profit:
Applebee’s	117.8	(41.5)	159.3	17.8	141.5
IHOP	113.2	(64.7)	177.9	4.8	173.1
Advertising	(0.5)	(1.7)	1.2	2.5	(1.3)
Total franchise segment profit	$230.5	$(107.9)	$338.4	$25.1	$313.3
Gross profit as % of total revenue	49.1%		52.0%		48.7%
Gross profit as % of franchise fees (2)	86.2%		91.6%		83.8%
____________________________________________________________________________________________

(1) Effective Franchise Restaurants are the weighted average number of franchise and area license restaurants open in a given fiscal period, adjusted to account for franchise and area license restaurants open for only a portion of the period.
(2) Total franchise revenue excluding advertising

Our total franchise revenue decreased $181.7 million in 2020 compared to 2019, due to changes in the following components:

•Applebee's franchise revenue decreased 23.7% compared to 2019. Approximately $32.9 million of the decline was due to a decrease of 22.6% in domestic franchise same-restaurant sales primarily caused by the adverse impact on customer traffic of COVID-19-related mitigation measures and changes in consumer behavior. Additionally, revenue decreased $3.8 million due to permanent domestic restaurant closures and $3.2 million due to temporary domestic restaurant closures. Applebee's international revenues declined $3.1 million, primarily due to a decline in same-restaurant sales as well as a $0.6 million decrease due to temporary closures and a $0.2 million due to permanent restaurant closures. These unfavorable changes were partially offset by additional revenue from the 53rd week of approximately $2.4 million, a decrease in domestic delivery credits that reduce royalty revenue and an increase in international franchise fees.

•IHOP franchise revenue decreased 30.0% compared to 2019, primarily due to lower royalty and pancake and waffle dry mix revenues resulting from a 32.8% decrease in domestic franchise same-restaurant sales primarily caused by the adverse impact on customer traffic of COVID-19-related mitigation measures and changes in consumer behavior. Additionally, revenue decreased $7.5 million due to temporary domestic restaurant closures. IHOP's international revenues declined $4.4 million, due primarily to a decline in same-restaurant sales as well as a $0.5 million decrease due to temporary and permanent restaurant closures. These unfavorable changes were partially offset by additional revenue from the 53rd week of approximately $3.0 million, as well as by a $3.5 million increase in franchise fees (primarily termination and forfeited franchise fees). and a decrease in domestic delivery credits that reduce royalty revenue.

•Advertising revenue decreased $81.5 million compared to 2019, as discussed by brand below.

Our 2020 total franchise expenses decreased $73.8 million compared to 2019, due to changes in the following components:

•Applebee's franchise expenses increased $2.7 million, primarily due to a $3.5 million increase in bad debt expense. Bad debt expense for 2020 was $3.3 million as compared to a bad debt recovery of $0.2 million in 2019.

•IHOP franchise expenses increased $3.3 million, primarily due to a $9.6 million increase in bad debt expense, partially offset by a decrease in purchases of pancake and waffle dry mix. IHOP bad debt expense for 2020 was $9.4 million compared to a bad debt recovery of $0.2 million in 2019. Bad debt expense for 2020 included $2.9 million related to the restaurant closures discussed above under IHOP Restaurant Development Activity.

•Advertising expenses decreased $79.8 million, due to a corresponding decrease in advertising revenue, partially offset by the net change in advertising deficit between 2020 and 2019, as discussed below.

Gross profit as a percentage of total revenue decreased in 2020 compared to 2019, primarily because of the $13.1 million increase in bad debt expense.
Advertising revenue and expense by brand for fiscal 2020, 2019 and 2018 were as follows:

		Favorable (Unfavorable) Variance		Favorable (Unfavorable) Variance
	2020		2019		2018
	(In millions)
Advertising Revenues:
Applebee's	$124.8	$(40.7)	$165.5	$12.5	153.0
IHOP	76.7	(40.8)	117.5	2.2	115.3
Total advertising revenues	$201.5	(81.5)	$283.0	14.7	$268.3

Advertising Expenses:
Applebee’s	$124.8	$40.8	$165.6	$(12.6)	$153.0
IHOP	77.2	39.0	116.2	0.4	116.6
Total advertising expenses	$202.0	$79.8	$281.8	$(12.2)	$269.6

Applebee's advertising revenue and expense for 2020 decreased 24.6% compared to 2019, primarily due to the decrease of 22.6% in domestic franchise same-restaurant sales, as well as a $4.3 million decrease due to permanent domestic restaurant closures and a $3.5 million decrease due to temporary domestic restaurant closures. These unfavorable changes were partially offset by additional revenue from the 53rd week of approximately $2.6 million. IHOP's advertising revenue and expense for 2020 decreased by 34.7% and 33.6%, respectively, compared to 2019, primarily due to the decrease of 32.8% in domestic franchise same-restaurant sales, as well as a decrease due to temporary and permanent restaurant closures. These unfavorable changes were partially offset by additional revenue from the 53rd week of approximately $1.6 million.

It is our accounting policy to recognize any deficiency in advertising fee revenue compared to advertising expenditure, or recovery of a previously recognized deficiency in advertising fee revenue compared to advertising expenditure, in the fourth quarter of our fiscal year. In 2020, international marketing expenditures exceeded revenues by approximately $0.5 million. In 2019, IHOP advertising revenue exceeded advertising expenditures by $1.3 million, due to the recovery of a deficit that previously had been recognized in 2018.

Rental Operations		Favorable (Unfavorable) Variance		Favorable (Unfavorable) Variance
	2020		2019		2018
	(In millions)
Rental revenues	$105.9	$(14.8)	$120.7	$(1.2)	$121.9
Rental expenses	89.5	1.3	90.8	(0.1)	90.7
Rental operations segment profit	$16.4	$(13.5)	$29.9	$(1.3)	$31.2
Gross profit as % of revenue	15.5%		24.8%		25.6%
Rental operations relate primarily to IHOP franchise restaurants that were developed under the Previous IHOP Business Model described under Item 1. - Business. Rental income includes revenue from operating leases and interest income from direct financing leases. Rental expenses are costs of prime operating leases and interest expense on prime finance leases on certain franchise restaurants.

Rental segment revenue decreased in 2020 as compared to 2019, primarily due to a $7.4 million decrease in rental income based on a percentage of franchisees' retail sales, a $2.9 million decrease in base rent due to restaurant closures and lease buy-outs and a progressive decline of $1.6 million in interest income as direct financing leases were repaid. These unfavorable changes were partially offset by additional revenue from the 53rd week of approximately $2.0 million. Rental segment expenses for 2020 decreased compared to the same period of the prior year primarily due to a $1.8 million decrease in rent paid based on a percentage of franchisees' retail sales, $1.4 million decrease in interest expense as finance lease obligations are repaid and a $1.1 million decrease in depreciation expense, partially offset by a $3.4 million provision for losses related to the restaurant closures discussed above under IHOP Restaurant Development Activity.

Financing Operations		Favorable (Unfavorable) Variance		Favorable (Unfavorable) Variance
	2020		2019		2018
	(In millions)
Financing revenues	$5.8	$(1.3)	$7.1	$(0.9)	$8.0
Financing expenses	0.5	0.1	0.6	0.0	0.6
Financing operations segment profit	$5.3	$(1.2)	$6.5	$(0.9)	$7.4
Gross profit as % of revenue	90.9%		91.9%		92.5%
Financing operations relate primarily to IHOP franchise restaurants that were developed under the Previous IHOP Business Model described under Item 1. - Business. Financing operations revenue primarily consists of interest income from the financing of IHOP franchise fees and equipment leases, as well as from several notes receivable from Applebee's franchisees. We also may sell equipment associated with IHOP franchise restaurants we have reacquired when those restaurants are subsequently refranchised to a new franchisee. Financing expenses are primarily the cost of the restaurant equipment sold.

Financing revenues decreased $1.3 million in 2020 compared to 2019. The change was due to a $1.1 million decrease in IHOP interest income due to the decline in interest income from the financing of franchise fees and equipment leases as note balances were repaid as well as a decrease in interest income on Applebee's notes from franchisees.

Company Operations		Favorable (Unfavorable) Variance		Favorable (Unfavorable) Variance
	2020		2019		2018
	(In millions, except number of restaurants)
Effective Company Restaurants:
Applebee’s	68	(1)	69	66	3

Company restaurant sales(1)	$108.1	$(23.1)	$131.2	$124.1	$7.1
Company restaurant expenses(1)	109.7	13.5	123.2	(117.3)	5.9
IHOP restaurant expenses(2)	1.9	(1.9)	—	—	—
Company restaurant segment profit (loss)	$(3.5)	$(11.5)	$8.0	$6.8	$1.2
Gross (loss) profit as % of revenue(3)	(1.5)%		6.1%		17.1%
___________________________________________________________________________________________________
(1) Related to 69 Applebee's company-operated restaurants.
(2) Costs associated with IHOP restaurants in the process of being refranchised.
(3) Calculated for Applebee's company-operated restaurants only. Percentages calculated on actual amounts, not rounded amounts presented above.

In December 2018, we acquired 69 Applebee's restaurants in North Carolina and South Carolina from a former Applebee's franchisee. The slight decrease in effective restaurants for 2020 reflects the temporary closure of seven restaurants for a short period of time in April 2020 in compliance with state and local COVID-19-related mitigation measures. The restaurants were limited to off-premise sales at several points during the year. Due in large part to these restrictions, same-restaurant sales decreased 19.1% for 2020 compared to 2019. The comparison of gross profit for Applebee's company-operated restaurants as a percentage of revenue for 2020 as compared to 2019 was adversely impacted by the COVID-19-related operating constraints described above. These unfavorable impacts were partially offset by additional revenue and gross profit from the 53rd week of approximately $2.6 million and $0.2 million, respectively.

In addition, Company segment restaurant expenses for 2020 include approximately $1.9 million of costs associated with certain IHOP restaurants while in the process of being refranchised. From time to time, we have operated IHOP restaurants reacquired from franchisees on a temporary basis until those restaurants are refranchised and we may reacquire both IHOP and Applebee's restaurants on a temporary basis in the future. There were three such IHOP restaurants under temporary operation at December 31, 2020.

General and Administrative Expenses		Favorable (Unfavorable) Variance		Favorable (Unfavorable) Variance
	2020		2019		2018
	(In millions)
G&A expenses	$144.8	$18.0	$162.8	$3.9	$166.7

G&A expenses for 2020 decreased 11.1% compared to 2019, primarily due to a $13.0 million decrease in personnel-related costs, a $5.6 million decrease in travel costs and a $0.9 million decrease in consumer research, partially offset by a $1.0 million increase in depreciation primarily related to capitalized software projects. The decline in personnel-related costs was primarily due to lower costs of salaries and benefits, related in large part to the furloughing of approximately one-third of team members across various functional groups in our restaurant support centers for approximately six months, as well as lower costs of equity-based and other incentive compensation. G&A expenses for 2020 included approximately $1.2 million of costs due to the 53rd week. Included in total G&A expenses for 2020 were $4.3 million of expenses related to company-operated restaurants, as compared to $5.3 million in 2019. The decrease primarily was due to lower personnel-related costs.

Impairment and Closure Costs		Favorable (Unfavorable) Variance		Favorable (Unfavorable) Variance
	2020		2019		2018
	(In millions)
Impairment of goodwill	$92.2	$(92.2)	$—	$—	$—
Impairment of tradename	11.0	(11.0)	—	—	—
Long-lived asset impairment	22.3	(22.3)	—	—	—
Impairment of reacquired franchise rights	3.3	(3.3)	—	—	—
Impairment of favorable leasehold intangible	0.8	(0.8)	—	—	—
Closure costs	3.0	(1.5)	1.5	0.6	2.1
Total	$132.6	$(131.1)	$1.5	$0.6	$2.1

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

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly spreading outbreak of COVID-19. In the second quarter of 2020, we noted that our common stock had recovered less of its early March 2020 (pre-pandemic) market value than the overall U.S. stock market had recovered. We also assessed several months of data as to the impact of the COVID-19 pandemic on our operations and, in turn, assessed the impact that might have on the risk premium incorporated into the discount rate. Based on these developments, we performed an interim quantitative test of goodwill and indefinite-lived intangible assets for impairment in the second quarter of 2020. In determining fair value, the Company utilized valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The fair value technique used in this instance is classified as Level 3, where unobservable inputs are used when little or no market data is available.

In performing the quantitative test for impairment of goodwill, we used the income approach method of valuation that includes the discounted cash flow method and the market approach that includes the guideline public company method to determine the fair value of goodwill. Significant assumptions made by management in estimating fair value under the discounted cash flow model include future trends in sales, operating expenses, overhead expenses, depreciation, capital expenditures and changes in working capital, along with an appropriate discount rate based on our estimated cost of equity capital and after-tax cost of debt, incorporating a risk premium deemed appropriate in light of current conditions. Significant assumptions used to determine fair value under the guideline public company method include the selection of guideline companies and the valuation multiples applied.

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

The majority of the impairment was due to an increase in the assessed risk premium incorporated in the discount rate. These assets are at risk of additional impairment in the future in the event of sustained downward movement in the Company's stock price, downward revisions of long-term performance assumptions, increases in the assumed long-term discount rate or an increase in the corporate tax rate.

We performed our annual test of goodwill and intangible assets for impairment on a qualitative basis in the fourth quarter of 2020. In performing that analysis we considered, among other things, the market value of our stock, absolute and relative to peers, and the Company's operating performance compared to forecast results that had been used in performing the impairment analyses during the second quarter of 2020 discussed above. We concluded there were no indicators of additional impairment subsequent to the second quarter of 2020 and therefore, a quantitative test of impairment was not necessary in the fourth quarter of 2020.

The long-lived asset impairment of $22.3 million related to 29 Applebee's company-operated restaurants and 41 IHOP franchisee-operated restaurants for which the carrying amount exceeded the undiscounted cash flows The impairment recorded represented the difference between the carrying value and the estimated fair value. Approximately $15.1 million of the total impairment related to operating lease right-of-use assets that had been recorded in 2019 upon adoption of new accounting guidance for leases codified in Accounting Standards Topic 842, while $7.2 million related to impairments of land, building, leasehold improvements and finance leases. The impairments by individual property varied in amount, ranging from the largest single-property impairment of $1.3 million to less than $5,000.

An impairment of $3.3 million was recognized related to the reacquired franchise rights intangible asset recorded in the purchase price allocation of the December 2018 acquisition of 69 Applebee's restaurants from a former franchisee.

Approximately $1.6 million of the $3.0 million of closure charges for the year ended December 31, 2020 related to seven IHOP restaurants closed during 2020, with the remainder primarily related to adjustments to the reserve for IHOP and Applebee's restaurants closed prior to 2020. Approximately $0.5 million of the $1.5 million of closure charges for the year ended December 31, 2019 related to two IHOP and one Applebee's restaurant closed during 2019, with the remainder primarily related to adjustments to the reserve for IHOP and Applebee's restaurants closed prior to 2019.

Other Income and Expense Items		Favorable (Unfavorable) Variance		Favorable (Unfavorable) Variance
	2020		2019		2018
	(In millions)
Interest expense, net	$66.9	$(6.5)	$60.4	$1.3	$61.7
Amortization of intangible assets	10.9	0.8	11.7	(1.6)	10.1
Loss (gain) on disposition of assets	2.1	(2.4)	(0.3)	(0.3)	(0.6)
Loss on extinguishment of debt	—	8.3	8.3	(8.3)	—
Debt refinancing costs	—	—	—	2.5	2.5
Total	$79.9	$0.2	$80.1	$(6.4)	$73.7

Interest Expense, Net

Interest expense, net increased $6.5 million in 2020 compared to 2019, primarily due to increased interest expense on $220.0 million borrowed under our Revolver in March 2020 and additional interest of approximately $1.2 million due to the 53rd week in 2020. See “Liquidity and Capital Resources” for additional discussion related to the Revolver borrowing.

Amortization of Intangible Assets

Amortization of intangible assets primarily relates to franchising rights arising from the November 2007 acquisition of Applebee's and reacquired franchise rights arising from the December 2018 acquisition of 69 Applebee's restaurants from a former franchisee. Amortization expense decreased $0.8 million in 2020 as compared to 2019 due to the impairment of reacquired franchise rights noted above. See Note 7 - Other Intangible Assets, of the Notes to the Consolidated Financial Statements for additional information.
Loss (Gain) on Disposition of Assets
The loss on disposition of assets for 2020 primarily related to termination of 12 IHOP restaurant leases and the disposition of capitalized software no longer in use. There were no individually significant gains or losses on disposition of assets during 2019 or 2018.

Income Tax Benefit (Provision)		Favorable (Unfavorable) Variance		Favorable (Unfavorable) Variance
	2020		2019		2018
	(In millions)
Income tax benefit (provision)	$4.6	$38.7	$(34.1)	$(3.9)	$(30.2)
Effective tax rate	4.2%	20.4%	24.6%	2.8%	27.4%
The income tax provision will vary from period to period for two primary reasons: a change in pretax book income and a change in the effective tax rate. Changes in our pretax book income between 2020 and 2019 are addressed in the preceding sections of “Consolidated Results of Operations - Fiscal 2020, 2019 and 2018.”
The 2020 effective tax rate of 4.2% applied to pretax book loss was significantly different than the statutory Federal income tax rate of 21% primarily because of the $92.2 million impairment of goodwill incurred in the second quarter, which is not deductible for income tax purposes and therefore has no associated tax benefit. See Note 16 - Income Taxes, of the Notes to the Consolidated Financial Statements for a reconciliation between our effective rate and the statutory Federal income tax rate.
The 2019 effective tax rate of 24.6% applied to pretax book income was higher than the statutory Federal tax rate of 21% primarily due to tax expense associated with unrecognized tax benefits and state and local income taxes, offset by the recognized benefit from general business credits.
The 2018 effective tax rate of 27.4% applied to pretax book income was higher than the statutory Federal tax rate of 21% primarily due to additional tax expense associated with unrecognized tax benefits related to an IRS audit and state and local income taxes, offset by applying a lower state tax rate applied to the deferred tax balances.

As of each reporting date, we consider new evidence, both positive and negative, that could impact our view with regards to future realization of deferred tax assets. As of December 31, 2020, management determined that it is more likely than not that the benefits from foreign tax credit carryforward and certain state deferred tax assets, including net operating loss carryforwards, from the Applebee’s company-operated restaurants will not be realized. In recognition of this risk, management recorded a valuation allowance of $3.0 million.

Liquidity and Capital Resources of the Company
COVID-19 Pandemic

As discussed in preceding sections of the MD&A, the measures put in place by various governmental entities to help contain the spread of the COVID-19 virus had a significant adverse impact on our restaurant and rental operations over the last ten months of 2020. In response to the numerous uncertainties related to the pandemic, we took several actions to mitigate the effects on our liquidity, as discussed below:

•We drew down a total of $220 million from our revolving credit facility. Including approximately $3 million in letters of credit, $223 million of the total $225 million available under our revolving facility has been utilized. We had no immediate need for additional liquidity, but drew on the revolving facility to maximize our financial flexibility. We plan to repay the $220 million drawn on the revolving credit facility in the month of March 2021.
•We have stopped repurchasing our common stock and our Board of Directors did not declare a dividend for the second, third and fourth quarters of 2020. Prior to taking these actions, we used cash totaling $53.8 million for dividends and stock repurchases in 2020, as compared to using cash of $156.6 million for dividends and stock repurchases in 2019. We will reevaluate our capital allocation strategy as industry conditions improve and normal restaurant operations resume.
•We offered Applebee's franchisees the opportunity to defer payment of their royalty, advertising and other fees, and IHOP franchisees the opportunity to defer payment of their royalty, advertising, equipment rent and sublease rent payments, primarily for the months of March and April. Including a small amount of additional deferrals offered on a case-by-case basis, franchisees deferred a total of approximately $60 million of payments. In general, repayments will take place over nine months and began in the third quarter of 2020. At December 31, 2020, approximately $29 million of such deferred payments were outstanding.
•We voluntarily increased the interest reserve set aside for our securitized debt, from the required $16.4 million to $32.8 million. We also voluntarily accelerated the funding of interest on our securitized debt with the redirection of cash receipts within the securitization structure. As of the date of this report, the interest payments on long-term debt due March 5, 2021 and June 5, 2021 have been fully funded and are included in current restricted cash.
•We have reduced discretionary costs, limited new hiring and significantly reduced the use of independent contractors. At the outset of the pandemic, we temporarily furloughed certain team members across various functional groups in our restaurant support centers and company-operated restaurants and also curtailed the hours of substantially all of the hourly restaurant associates at our company-operated restaurants. Most of the hourly restaurant associates at our company-operated restaurants returned to work following the re-opening of those restaurants, and there were no team members from the restaurant support centers remaining on furlough as of December 31, 2020. Our G&A expenses for the ended December 31, 2020 were $18.0 million lower than the same period of the prior year.

Our total cash balances as of the past five fiscal quarter ends were as follows:

	December 31, 2019	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
	(In millions)
Cash and cash equivalents	$116.1	$344.6	$278.5	$309.3	$383.4
Restricted cash, current	40.7	34.2	31.2	47.5	39.9
Restricted cash, non-current	15.7	16.4	32.8	32.8	32.8
Total	$172.5	$395.2	$342.5	$389.6	$456.1

The increase in total cash balances from December 31, 2019 to March 31, 2020 is primarily due to the draw-down of $220 million from our revolving credit facility in March 2020. The decrease in total cash balances from March 31, 2020 to June 30, 2020 is primarily due to the impact on our operations of the COVID-19 pandemic as well as to our offering franchisees the opportunity to defer payments due to us as noted above. The increase in total cash balances from June 30, 2020 to September 30, 2020 reflects the improvement in operations as restrictions on in-restaurant dining became more relaxed and the commencement of collections of amounts deferred by franchisees discussed above. The increase in total cash balances from September 30, 2020 to December 31, 2020 reflects higher sales in the fourth quarter of 2020 compared to the third quarter (including a 14th week in the fourth quarter), a $12.3 million tax refund received and collections of amounts deferred by franchisees discussed above.

We believe that our cash on hand, cash flow from operations, and the actions taken to mitigate the effects of the COVID-19 pandemic discussed above will provide us with adequate liquidity for at least the next twelve months.

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
Our leverage ratio exceeded 5.25x as of June 30, 2020 and has remained greater than 5.25x since then. As of December 31, 2020, the Company's leverage ratio was 7.20x. Accordingly, we made a principal payment in the fourth quarter of 2020 and will continue to make principal payments until the leverage ratio is less than 5.25x.
We may voluntarily repay the New Notes at any time; however, if we repay the New Notes prior to certain dates we would be required to pay make-whole premiums. As of December 31, 2020, the make-whole premium associated with voluntary prepayment of the Class A-2-I Notes was approximately $35 million; this amount declines each quarter to zero in June 2022. As of December 31, 2020, the make-whole premium associated with voluntary prepayment of the Class A-2-II Notes was approximately $74 million; this amount declines each quarter to zero in June 2024. We would also be subject to a make-whole premium in the event of a mandatory prepayment required following a Rapid Amortization Event or certain asset dispositions. The mandatory make-whole premium requirements are considered derivatives embedded in the New Notes that must be bifurcated for separate valuation. We estimated the fair value of these derivatives to be immaterial as of December 31, 2020, based on the probability-weighted discounted cash flows associated with either event.
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
In March 2020, in light of the COVID-19 pandemic, Standard & Poor's (“S&P”) placed the Company on “credit watch-negative” with respect to our 2019 Class A-2 Notes. In September 2020, S&P removed the Company from the credit watch and reaffirmed the “BBB” rating of the 2019 Class A-2 Notes.
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
Management Agreement
Under the terms of the Management Agreement, dated September 30, 2014, as amended and restated as of September 5, 2018, as further amended and restated as of June 5, 2019 and as amended by that certain Amendment No. 1 to Management Agreement dated November 21, 2019, among the Company, the Securitization Entities, Applebee’s Services, Inc., International House of Pancakes, LLC and the Trustee, the Company will act as the manager with respect to the Securitized Assets. The primary responsibilities of the manager will be to perform certain franchising, distribution, intellectual property and operational functions on behalf of the Securitization Entities with respect to the Securitized Assets pursuant to the Management Agreement. The manager will be entitled to the payment of the weekly management fee, as set forth in the Management Agreement and will be subject to the liabilities set forth in the Management Agreement. The Company, as Manager, voluntarily began waiving its receipt of the weekly management fee in April, 2020 and this waiver remains in place as of December 31, 2020.
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

Our DSCR for the reporting period ended December 31, 2020 was approximately 3.3x.

During the second quarter of 2020, we voluntarily increased the interest reserve required to be set aside for our securitized debt from $16.4 million to $32.8 million, which now represents an estimated six months of interest and fees related to the 2019 Class A-2 Notes and the Revolver. During the second quarter of 2020, we voluntarily began accelerating the funding of interest on the 2019 Class A-2 Notes and the Revolver with the redirection of cash receipts within the securitization structure. As of the date of this report, the interest payments on the 2019 Class A-2 Notes and the Revolver due March 5, 2021 and June 7, 2021 have been fully funded within the securitization structure, in addition to the $32.8 million of interest reserve noted above.

Use of Credit Facilities

In March 2020, the Co-Issuers drew down a total of $220.0 million of the amount then available under the Revolver. Although the Company had no immediate need for additional liquidity, the Co-Issuers drew on the Revolver to increase the Company’s financial flexibility in light of then-current market conditions and uncertainty due to the COVID-19 pandemic. We plan to repay the $220 million drawn on the Revolver in the month of March 2021. It is anticipated that the principal and interest on any Revolver borrowings will be repaid in full on or prior to the quarterly payment date in June 2024, subject to two additional one-year extensions at the option of the Company upon the satisfaction of certain conditions. The current interest rate for borrowings under the Revolver is the three-month LIBOR rate plus 2.15% for 60% of the advances and the commercial paper funding rate of our conduit investor plus 2.15% for 40% of the advances. The interest rate on Revolver borrowings at December 31, 2020 was 2.42%. The weighted average interest rate on Revolver borrowings for the period outstanding during the year ended December 31, 2020 was 2.72%, for the year ended December 31, 2020.

The U.K. Financial Conduct Authority announced in 2017 that it intends to phase out LIBOR, initially by the end of 2021. On November 30, 2020, the Federal Reserve announced that LIBOR will be phased out and eventually replaced by June 2023. In the same announcement, U. S. banks were instructed to stop writing contracts using LIBOR by the end of 2021 and all contracts using LIBOR should be amended or terminated by June 30, 2023. We do not believe that the discontinuation of LIBOR as a reference rate for our 2019 Class A-1 Notes will have a material adverse effect on our financial position or materially affect our interest expense, however, it is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates.

At December 31, 2020, $2.8 million was pledged against the Revolver for outstanding letters of credit, leaving $2.2 million of the Revolver available for borrowing. The letters of credit are used primarily to satisfy insurance-related collateral requirements.

Cash Flows		Favorable (Unfavorable) Variance		Favorable (Unfavorable) Variance
	2020		2019		2018
	(In millions)
Net cash provided by operating activities	$96.5	$(58.7)	$155.2	$14.9	$140.3
Net cash provided by (used in) investing activities	18.7	18.9	(0.2)	14.6	(14.8)
Net cash provided by (used) in financing activities	168.4	351.3	(182.9)	(94.6)	(88.3)
Net increase (decrease) in cash, cash equivalents and restricted cash	$283.6	$311.5	$(27.9)	$(65.1)	$37.2
Operating Activities
Cash provided by operating activities is primarily driven by revenues earned and collected from our franchisees, and profit from our company-owned restaurant, rental operations and financing operations.
Cash provided by operating activities decreased $58.7 million in 2020 compared to 2019. The components of that change are as follows:

		Favorable (Unfavorable) Variance
	2020		2019
	(In millions)
Net (loss) income	$(104.0)	$(208.3)	$104.3
Non-cash reconciling items	162.9	115.3	47.6
Changes in working capital	37.6	34.3	3.3
Cash provided by operating activities	$96.5	$(58.7)	$155.2

The change in net income primarily was due to impairments of goodwill, intangible assets and long-lived tangible assets and decreased gross profit, partially offset by lower G&A expenses, each of which was discussed in preceding sections of this MD&A.
Non-cash reconciling items (primarily impairment and closure charges, depreciation and amortization, deferred income taxes, stock-based compensation and loss on extinguishment of debt) increased $115.3 million from 2019.The increase primarily was due to impairments of goodwill, intangible assets and long-lived tangible assets totaling $129.6 million discussed in preceding sections of this MD&A.

Net changes in working capital provided cash of $37.6 million during 2020 compared to providing cash of $3.3 million during 2019. This favorable change of $34.3 million between years primarily resulted from collection of a tax refund of $12.3 million related to Internal Revenue Service audits of our tax returns for years 2014 to 2016 and an increase of $14.1 million in accrued advertising due to the timing of payments of marketing accruals.

Investing Activities

Investing activities provided net cash of $18.7 million for the year ended December 31, 2020, as compared to using net cash of $0.2 million in 2019. The components of the increase of $18.9 million are as follows:

		Favorable (Unfavorable) Variance
	2020		2019
	(In millions)
Principal receipts from notes, equipment contracts and other long-term receivables	$31.1	$7.0	$24.1
Additions to property and equipment	(10.9)	8.5	(19.4)
Additions to long-term receivables	(1.5)	5.5	(7.0)
Other	—	(2.2)	2.2
Cash provided by (used in) investing activities	$18.7	$18.9	$(0.2)
Principal receipts from notes, equipment contracts and other long-term receivables increased $7.0 million compared to 2019 due to the early payoff of several notes. Investing cash outflows in 2020 for additions to property and equipment and loans to franchisees were lower than 2019 by $8.5 million and $5.5 million, respectively. The decrease in additions to property and equipment was primarily due to a more focused capital expenditure program as well as some impact of COVID-19.

The Company has long-term receivables for equipment and direct financing receivables as well as other notes receivable from franchisees totaling $84.6 million at December 31, 2020. The following table represents the timing of principal receipts from these receivables:

	Principal Receipts Due By Period
	2021	2022	2023	2024	2025	Thereafter	Total
	(In millions)
Equipment leases(1)	$7.9	$7.7	$7.3	$6.7	$5.5	$8.8	$43.9
Direct financing leases(2)	8.4	6.6	3.2	1.2	0.5	2.8	22.7
Other notes(3)	5.8	3.2	2.7	2.1	1.2	3.0	18.0
Total	$22.1	$17.5	$13.2	$10.0	$7.2	$14.6	$84.6
________________________________________________
(1)Equipment lease receivables extend through the year 2029.
(2)Direct financing lease receivables extend through the year 2040.
(3)Other notes receivable extend through the year 2024.
Financing Activities
Financing activities provided cash of $168.3 million for the year ended December 31, 2020, as compared to using cash of $182.9 million in 2019. The components of the increase of $351.3 million are as follows:

		(Increase) decrease in cash used
	2020		2019
	(In millions)
Repurchase of common stock	$(29.9)	$79.8	$(109.7)
Dividends paid	(23.9)	23.0	(46.9)
Net (repayment) issuance of long-term debt, including issuance costs	(3.3)	(6.4)	3.1
Net borrowing (repayment) of revolving credit	220.0	245.0	(25.0)
All other	5.4	9.8	(4.4)
Cash provided by (used in) financing activities	$168.3	$351.2	$(182.9)
The actions noted above taken in response to the COVID-19 pandemic were the primary factors underlying the change. We drew $220 million on our Revolver in 2020 as opposed to repaying the $25 million outstanding balance of the Revolver in 2019, a net change of $245 million. Additionally, we stopped repurchasing our common stock and paying dividends on common stock after the declaration of the pandemic. Prior to taking these actions, we used cash totaling $53.8 million for dividends and stock repurchases in 2020 as compared to using cash of $156.6 million for dividends and stock repurchases in 2019, conserving cash of approximately $103 million as compared to the prior year.

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

		Favorable (Unfavorable) Variance		Favorable (Unfavorable) Variance
	2020		2019		2018
	(In millions)
Cash flows provided by operating activities	$96.5	$(58.7)	$155.2	$14.9	$140.3
Net receipts from notes and equipment receivables	21.0	8.0	13.0	(1.9)	14.9
Additions to property and equipment	(10.9)	8.5	(19.4)	(5.1)	(14.3)
Adjusted free cash flow	$106.6	$(42.2)	$148.8	$7.9	$140.9

The decrease in adjusted free cash flow in 2020 compared to 2019 was primarily due to the decrease in cash provided by operating activities, partially offset by a decrease in capital expenditures, each of which was discussed in preceding sections of this MD&A.

At December 31, 2020, our cash and cash equivalents totaled $383.4 million, including $71.6 million of cash held for gift card programs and IHOP advertising funds.

Capital Allocation

Dividends

During the year ended December 31, 2020, we paid dividends on common stock of $23.9 million, representing a cash dividend of $0.69 per share declared in the fourth quarter of 2019, paid in January 2020, and a cash dividend of $0.76 per share declared in the first quarter of 2020, paid in April 2020. In light of the COVID-19 pandemic, our Board of Directors did not declare a dividend for the second, third and fourth quarters of 2020. See Note 12 - Stockholders' Deficit, of the Notes to the Consolidated Financial Statements included in this report for dividends paid and declared in fiscal 2020, 2019 and 2018.

Share Repurchases

In February 2019, our Board of Directors approved a stock repurchase program authorizing us to repurchase up to $200 million of our common stock (the “2019 Repurchase Program”) on an opportunistic basis from time to time in the open market or in privately negotiated transactions based on business, market, applicable legal requirements and other considerations.  The 2019 Repurchase Program, as approved by the Board of Directors, does not require the repurchase of a specific number of shares and can be terminated at any time. In light of the COVID-19 pandemic, we suspended repurchases of our common stock in March, 2020. See Note 12 - Stockholders' Deficit, of the Notes to the Consolidated Financial Statements included in this report for dividends paid and declared in fiscal 2020, 2019 and 2018.

A summary of shares repurchased under the 2019 Repurchase Program, during the year ended December 31, 2020 and cumulatively, is as follows:

	Shares	Cost of shares
		(In millions)
2019 Repurchase Program:
Repurchased during the year ended December 31, 2020	459,899	$26.5
Cumulative (life-of-program) repurchases	1,697,597	$129.8
Remaining dollar value of shares that may be repurchased	n/a	$70.2

We evaluate dividend payments on common stock and repurchases of common stock within the context of our overall capital allocation strategy with our Board of Directors on an ongoing basis, giving consideration to our current and forecast earnings, financial condition, cash requirements and other factors. We will continue to evaluate our capital allocation strategy as industry and overall economic conditions impacted by the COVID-19 pandemic evolve and normal restaurant operations resume.

From time to time, we also repurchase shares owned and tendered by employees to satisfy tax withholding obligations on the vesting of restricted stock awards. Shares are deemed purchased at the closing price of our common stock on the vesting date. See Part II, Item 5 for detail on all share repurchase activity during the fourth quarter of 2020.

Off-Balance Sheet Arrangements
We have obligations for guarantees on certain franchisee lease agreements, as disclosed below in “Contractual Obligations and Commitments” and Note 11 - Commitments and Contingencies, of the Notes to Consolidated Financial Statements. Other than such guarantees, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K as of December 31, 2020.
We are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, sales, costs or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Commitments
The following are our significant contractual obligations and commitments as of December 31, 2020:

	Payments Due By Period
Contractual Obligations	1 Year	2 - 3 Years	4 - 5 Years	More than 5 Years	Total
	(In millions)
Debt(1)	$70.3	$114.0	$981.7	$606.5	$1,772.5
Operating leases(2)	91.1	154.5	119.5	144.9	510.1
Finance leases(1)	15.9	26.2	18.3	50.9	111.3
Financing obligations(1)	4.5	8.9	10.0	34.8	58.2
Purchase commitments	83.6	4.4	2.0	—	90.0
Unrecognized income tax benefits(3)	0.8	—	—	1.4	2.2
Total minimum payments	266.2	308.0	1,131.5	838.5	2,544.3
Less interest	(88.0)	(159.3)	(102.7)	(57.4)	(407.4)
Total	$178.2	$148.7	$1,028.8	$781.1	$2,136.9
(1) Includes interest calculated on balances as of December 31, 2020 using interest rates in effect as of December 31, 2020.
(2) Includes interest calculated on balances as of December 31, 2020 using interest rates used to calculate operating lease liability.
(3) While up to $0.8 million is expected to be paid within one year, there is no contractual obligation to do so. For the remaining liability, due to the uncertainties related to these tax matters, we are unable to make a reasonably reliable estimate when a cash settlement with a taxing authority will occur.

	Expiration By Period
Commitments	1 Year	2 - 3 Years	4 - 5 Years	More than 5 Years	Total
	(In millions)
Lease guarantees(4)	$16.4	$29.0	$27.4	$172.8	$245.6
Letters of credit(5)	2.8	—	—	—	2.8
Food purchases(6)	11.2	—	—	—	11.2
Total	$30.4	$29.0	$27.4	$172.8	$259.6
(4) This amount represents the maximum potential liability for future payment guarantees under leases that have been assigned to third-party buyers of Applebee's company-operated restaurants and expire at the end of the respective lease terms, which range from 2021 through 2048. See Note 11 - Commitments and Contingencies, of the Notes to Consolidated Financial Statements for additional information.
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
In performing a quantitative test for impairment of goodwill, we primarily use the income approach method of valuation that includes the discounted cash flow method and the market approach that includes the guideline public company method to determine the fair value of goodwill and intangible assets. Significant assumptions made by management in estimating fair value under the discounted cash flow model include future trends in sales, operating expenses, overhead expenses, depreciation, capital expenditures, changes in working capital and an estimated income tax rate, along with an appropriate discount rate based on our estimated cost of equity capital and after-tax cost of debt. Significant assumptions used to determine fair value under the guideline public company method include the selection of guideline companies and the valuation multiples applied.
In the process of a quantitative test, if necessary, of the Applebee's tradename intangible asset, we primarily use the relief of royalty method under the income approach method of valuation. Significant assumptions used to determine fair value under the relief of royalty method include future trends in sales, a royalty rate, an estimated income tax rate and a discount rate to be applied to the forecast revenue stream.
There is an inherent degree of uncertainty in preparing any forecast of future results. Future trends in system-wide sales are dependent to a significant extent on national, regional and local economic conditions, and, to a lesser extent, on global economic conditions, particularly those conditions affecting the demographics of the guests that frequently patronize Applebee's restaurants. Accordingly, there are a number of potential events that could reasonably be expected to negatively affect the forecast of system-wide sales, including a decrease in customers' disposable income available for discretionary spending (because of circumstances such as job losses, credit constraints, higher housing costs, increased tax rates, energy costs, interest rates or other costs) or a decrease in the perceived wealth of customers (because of circumstances such as lower residential real estate values, increased foreclosure rates, increased tax rates or other economic disruptions). As a result, our business could experience a decline in sales and/or customer traffic as potential customers choose lower-cost alternatives (such as quick-service restaurants) or other alternatives to dining out. Additionally, negative trends in the availability of credit and in expenses such as interest rates and the cost of construction materials could affect our franchisees' ability to maintain and remodel existing restaurants. Any decreases in customer traffic or average customer check due to these or other reasons could reduce gross sales at franchise restaurants, resulting in lower royalty and other payments from franchisees. This could reduce the profitability of franchise restaurants, potentially impacting the ability of franchisees to make royalty payments owed to us when due (which could adversely impact our current cash flow from franchise operations) and negatively impacting franchisees’ ability to develop new restaurants (which could adversely impact our future cash flows from franchise operations). Significant increases in either the estimated income tax rate or the discount rate could adversely impact estimated fair values used in quantitative tests for impairment.
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
Allowance for Credit Losses
The allowance for credit losses is our best estimate of the amount of probable credit losses in our existing receivables; however, changes in circumstances relating to receivables may result in additional allowances in the future. We determine the allowance based on historical experience, current payment patterns, future obligations and our assessment of the ability to pay outstanding balances. The primary indicator of credit quality is delinquency, which is considered to be a receivable balance greater than 90 days past due. We continually review our allowance for credit losses. Past due balances and future obligations are reviewed individually for collectability. Account balances are charged against the allowance after all collection efforts have been exhausted and the potential for recovery is considered remote.
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
Stock-Based Compensation
We account for stock-based compensation in accordance with U.S. GAAP governing share-based payments. Accordingly, we measure stock-based compensation expense at the grant date, based on the fair value of the award, and recognize the expense over the employee's requisite service period using the straight-line method. The fair value of each employee stock option and restricted stock award is estimated on the date of grant using an option pricing model that meets certain requirements. We currently use the Black-Scholes option pricing model to estimate the fair value of our stock-based compensation. The Black-Scholes model meets the requirements of U.S. GAAP. The measurement of stock-based compensation expense is based on several criteria including, but not limited to, the valuation model used and associated input factors, such as expected term of the award, stock price volatility, risk free interest rate and forfeiture rate. These inputs are subjective and are determined using management's judgment. If differences arise between the assumptions used in determining stock-based compensation expense and the actual factors which become known over time, we may change the input factors used in determining future stock-based compensation expense. Any such changes could impact our operations in the period in which the changes are made and in subsequent periods.

Accounting Standards Adopted in the Current Fiscal Year
See Note 2 - Basis of Presentation and Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements included in this report for a description of accounting standards we adopted in fiscal 2020.

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
Interest Rate Risk
The significant majority of our long-term debt outstanding at December 31, 2020 was issued at fixed interest rates (see Note 8 - Long-Term Debt, of the Notes to Consolidated Financial Statements).We are only exposed to interest rate risk on borrowings we make under our 2019 Class A-1 Notes, a revolving credit facility (the “Revolver”), borrowings from which are subject to variable interest rates. In March 2020, we drew down $220.0 million from the Revolver, all of which was outstanding at December 31, 2020. A 1% increase or decrease in interest rates would increase or decrease our annual interest expense by approximately $2.2 million.
We do not engage in speculative transactions nor do we hold or issue financial instruments for trading purposes. We had no material amounts of derivative instruments at December 31, 2020 and did not hold any material amount of derivative instruments during the year ended December 31, 2020.
Investments in instruments earning a fixed rate of interest carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. We currently do not hold any fixed rate investments.
Based on our interest-earning cash, cash equivalents and restricted cash balances as of December 31, 2020, a 1% increase in interest rates would increase our annual interest income by approximately $4.1 million. A 1% decline in interest rates would decrease our annual interest income by less than this amount as the majority of our cash, cash equivalents and restricted cash are currently yielding less than 1%.
Many of the food products purchased by our franchisees and area licensees are affected by commodity pricing and are therefore subject to unpredictable price volatility. Extreme increases in commodity prices and/or long-term changes could affect our franchisees, area licensees and company-operated restaurants adversely. We expect that, in most cases, the IHOP and Applebee's systems would be able to pass increased commodity prices through to their customers via increases in menu prices. From time to time, competitive circumstances could limit short-term menu price flexibility, and in those cases, franchisees' margins would be negatively impacted by increased commodity prices. Since the significant majority of our restaurants are franchised, we believe that any changes in commodity pricing that cannot be adjusted for by changes in menu pricing or other strategies would not be material to our financial condition, results of operations or cash flows.
The Company and owners of Applebee's and IHOP franchise restaurants are members of CSCS, a Co-op that manages procurement activities for the Applebee's and IHOP restaurants that belong to the Co-op. We believe the larger scale created by combining the supply chain requirements of both brands under one organization can provide cost savings and efficiency in the purchasing function. As of December 31, 2020, 100% of Applebee's domestic franchise restaurants and 97% IHOP domestic franchise restaurants are members of CSCS. In some instances, IHOP and Applebee's may be required to guarantee their purchase of any remaining inventory of certain food and other items purchased by CSCS for the purpose of supplying limited time promotions on behalf of the Applebee's and IHOP systems as a whole. None of these food product guarantees is a derivative instrument. At December 31, 2020, our outstanding guarantees for food product purchases were $11.2 million.

International Currency Exchange Rate Risk
We have minimal exposure to international currency exchange rate fluctuations. Revenue derived from all international country operations comprised less than 2% of total consolidated revenue for the year ended December 31, 2020, such that a hypothetical concurrent 10% adverse change in the currency of every international country in which our franchisees operate restaurants would have a negative impact of less than 0.2% of our consolidated revenue. We do not hold a material amount of cash and cash equivalents in currencies other than the U.S. Dollar.

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Dine Brands Global, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Dine Brands Global, Inc. and Subsidiaries (the Company) as of January 3, 2021 and December 29, 2019, the related consolidated statements of comprehensive (loss) income, stockholders’ deficit and cash flows for each of the three years in the period ended January 3, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 3, 2021 and December 29, 2019, and the results of its operations and its cash flows for each of the three years in the period ended January 3, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 3, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 2, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment of Goodwill and Indefinite Lived Intangible Assets
Description of the Matter
At January 3, 2021, the Company’s goodwill and indefinite lived tradename intangible asset (tradename) were $251.6 million and $468.0 million, respectively. The majority of the goodwill and the entirety of the tradename relates to the Applebee's franchised restaurants reporting unit (Applebee’s franchise unit). As discussed in Notes 2, 6 and 7 to the consolidated financial statements, goodwill and tradename are tested for impairment at least annually, and more frequently if the Company believes indicators of impairment exist. During the second quarter of fiscal 2020, due primarily to the impact of the COVID-19 pandemic on the Company’s operations and stock price, management determined that impairment indicators existed and performed quantitative impairment tests. As a result of the impairment tests, the Company recognized a $92.2 million impairment related to goodwill and an $11.0 million impairment related to tradename, which represented the amounts by which the carrying values exceeded the estimated fair values of the reporting unit and tradename assets, respectively.

Auditing management’s goodwill and tradename impairment tests was especially challenging and complex due to the significant estimation underlying the determination of fair values. In particular, the fair value estimates were sensitive to changes in the significant assumptions used under the income and market approaches utilized to determine the fair value of goodwill and the relief of royalty method utilized to determine the fair value of tradename. Significant assumptions made by management in estimating fair value under the income and market approaches included future trends in sales and the appropriate discount rate, as well as the selection of guideline companies and the valuation multiples applied. Significant assumptions used to determine fair value under the relief of royalty method included future trends in sales, royalty rate and discount rate.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill and tradename impairment tests, including controls over the review of the indicators of potential impairment, assumptions used, financial forecasts and the accuracy of the underlying data.

Our testing of the Company’s impairment measurements included, among other procedures, evaluating the significant assumptions and data used in estimating fair values. For example, we compared the forecasted future sales growth rates to historical results, analyst projections and industry trends. We also performed sensitivity analyses on the significant assumptions used, agreed historical balances to accounting records, and recalculated management's estimates. Additionally, we involved our valuation specialists to assist with our evaluation of the methodology used and to assess whether assumptions such as discount rates were comparable to observable market data.

We have served as the Company’s auditor since 2004.

/s/ ERNST & YOUNG LLP
Los Angeles, California
March 2, 2021

Dine Brands Global, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share amounts)

	December 31,
Assets	2020	2019
Current assets:
Cash and cash equivalents	$383,369	$116,043
Receivables, net of allowance of $15,057 (2020) and $3,138 (2019)	121,897	136,869
Restricted cash	39,884	40,732
Prepaid gift card costs	29,080	36,077
Prepaid income taxes	6,178	13,290
Other current assets	6,098	3,906
Total current assets	586,506	346,917
Other intangible assets, net	549,671	575,103
Operating lease right-of-use assets	346,086	366,931
Goodwill	251,628	343,862
Property and equipment, net	187,977	216,420
Long-term receivables, net of allowance of $7,999 (2020) and $8,155 (2019)	54,512	85,999
Deferred rent receivable	56,449	70,308
Non-current restricted cash	32,800	15,700
Other non-current assets, net	9,316	28,271
Total assets	$2,074,945	$2,049,511

Liabilities and Stockholders' Deficit
Current liabilities:
Current maturities of long-term debt	$13,000	$—
Accounts payable	37,424	40,925
Gift card liability	144,159	159,019
Current maturities of operating lease obligations	69,672	72,815
Current maturities of finance lease and financing obligations	11,293	13,669
Accrued employee compensation and benefits	21,237	23,904
Accrued advertising expenses	21,641	8,760
Deferred franchise revenue, short-term	7,682	10,086
Dividends payable	—	11,702
Other accrued expenses	22,460	17,032
Total current liabilities	348,568	357,912
Long-term debt, net, less current maturities	1,491,996	1,288,248
Operating lease obligations, less current maturities	345,163	359,025
Finance lease obligations, less current maturities	69,012	77,393
Financing obligations, less current maturities	32,797	37,682
Deferred income taxes, net	78,293	98,499
Deferred franchise revenue, long-term	52,237	56,944
Other non-current liabilities	11,530	15,582
Total liabilities	2,429,596	2,291,285
Commitments and contingencies
Stockholders' deficit:
Preferred stock, $1 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; shares: 40,000,000 authorized; 2020 -24,882,122 issued, 16,452,174 outstanding; 2019 - 24,925,447 issued, 16,521,921 outstanding	249	249
Additional paid-in-capital	257,625	246,192
(Accumulated deficit) retained earnings	(55,553)	61,653
Accumulated other comprehensive loss	(55)	(58)
Treasury stock, at cost; shares: 2020 - 8,429,948; 2019 - 8,403,526	(556,917)	(549,810)
Total stockholders' deficit	(354,651)	(241,774)
Total liabilities and stockholders' deficit	$2,074,945	$2,049,511
See the accompanying notes to the consolidated financial statements.

Dine Brands Global, Inc. and Subsidiaries
Consolidated Statements of Comprehensive (Loss) Income
(In thousands, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Revenues:
Franchise revenues:
Royalties, franchise fees and other	$267,959	$368,171	$375,640
Advertising revenues	201,494	283,015	268,294
Total franchise revenues	469,453	651,186	643,934
Company restaurant sales	108,054	131,214	7,084
Rental revenues	105,939	120,666	121,934
Financing revenues	5,822	7,112	7,979
Total revenues	689,268	910,178	780,931
Cost of revenues:
Franchise expenses:
Advertising expenses	202,012	281,781	269,590
Bad debt expense (credit)	12,756	(365)	452
Other franchise expenses	24,204	31,338	60,577
Total franchise expenses	238,972	312,754	330,619
Company restaurant expenses	111,550	123,272	5,872
Rental expenses:
Interest expense from finance leases	4,563	5,602	6,894
Other rental expenses	84,939	85,157	83,862
Total rental expenses	89,502	90,759	90,756
Financing expenses	528	579	597
Total cost of revenues	440,552	527,364	427,844
Gross profit	248,716	382,814	353,087
General and administrative expenses	144,791	162,815	166,683
Impairment and closure charges	132,620	1,487	2,107
Interest expense, net	66,895	60,393	61,686
Amortization of intangible assets	10,903	11,702	10,105
Loss on extinguishment of debt	—	8,276	—
Debt refinancing costs	—	—	2,523
Loss (gain) on disposition of assets	2,069	(332)	(625)
(Loss) income before income tax benefit (provision)	(108,562)	138,473	110,608
Income tax benefit (provision)	4,568	(34,127)	(30,254)
Net (loss) income	(103,994)	104,346	80,354
Other comprehensive (loss) income, net of tax:
Adjustment to unrealized loss on available-for-sale investments	—	—	50
Foreign currency translation adjustment	3	2	(5)
Total comprehensive (loss) income	$(103,991)	$104,348	$80,399
Net (loss) income available to common stockholders:
Net (loss) income	$(103,994)	$104,346	$80,354
Less: Net income allocated to unvested participating restricted stock	(420)	(3,532)	(2,711)
Net (loss) income available to common stockholders	$(104,414)	$100,814	$77,643
Net (loss) income available to common stockholders per share:
Basic	$(6.43)	$5.95	$4.43
Diluted	$(6.43)	$5.85	$4.37
Weighted average shares outstanding:
Basic	16,230	16,934	17,533
Diluted	16,230	17,245	17,789
See the accompanying notes to the consolidated financial statements.

Dine Brands Global, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Deficit
(In thousands)

	Common Stock				Accumulated Other Comprehensive Loss	Treasury Stock
	Shares Outstanding	Amount	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings		Shares	Cost	Total
Balance at December 31, 2017	17,993	$250	$276,408	$(69,940)	$(105)	7,029	$(422,153)	$(215,540)
Net income	—	—	—	80,354	—	—	—	80,354
Other comprehensive gain	—	—	—	—	45	—	—	45
Purchase of common stock	(479)	—	—	—	—	479	(34,929)	(34,929)
Reissuance of treasury stock	167	—	(2,551)	—	—	(167)	6,479	3,928
Net use of shares for stock plans	(11)	—	—	—	—	—	—	—
Repurchase of restricted shares for taxes	(27)	—	(1,972)	—	—	—	—	(1,972)
Stock-based compensation	—	—	10,546	—	—	—	—	10,546
Dividends on common stock in excess of retained earnings	—	—	(44,705)	—	—	—	—	(44,705)
Balance at December 31, 2018	17,644	250	237,726	10,414	(60)	7,341	(450,603)	(202,273)
Adoption of lease accounting guidance	—	—	—	(5,030)	—	—	—	(5,030)
Net income	—	—	—	104,346	—	—	—	104,346
Other comprehensive gain	—	—	—	—	2	—	—	2
Purchase of common stock	(1,348)	—	—	—	—	1,348	(111,697)	(111,697)
Reissuance of treasury stock	285	(1)	(520)	—	—	(285)	12,490	11,969
Net use of shares for stock plans	(30)	—	—	—	—	—	—	—
Repurchase of restricted shares for taxes	(30)	—	(2,728)	—	—	—	—	(2,728)
Stock-based compensation	—	—	10,808	—	—	—	—	10,808
Dividends on common stock	—	—	982	(48,077)	—	—	—	(47,095)
Tax withheld related to settlement of restricted stock units	—	—	(76)	—	—	—	—	(76)
Balance at December 31, 2019	16,522	249	246,192	61,653	(58)	8,404	(549,810)	(241,774)
Adoption of credit loss accounting guidance (Note 2)	—	—	—	(497)	—	—	—	(497)
Net loss	—	—	—	(103,994)	—	—	—	(103,994)
Other comprehensive gain	—	—	—	—	3	—	—	3
Purchase of common stock	(460)	—	—	—	—	460	(26,527)	(26,527)
Reissuance of treasury stock	433	—	1,102	—	—	(433)	19,420	20,522
Net use of shares for stock plans	(8)	—	—	—	—	—	—	—
Repurchase of restricted shares for taxes	(36)	—	(2,479)	—	—	—	—	(2,479)
Stock-based compensation	—	—	12,508	—	—	—	—	12,508
Dividends on common stock	—	—	507	(12,715)	—	—	—	(12,208)
Tax withheld related to settlement of restricted stock units	—	—	(205)	—	—	—	—	(205)
Balance at December 31, 2020	16,452	$249	$257,625	$(55,553)	$(55)	8,430	$(556,917)	$(354,651)

See the accompanying notes to the consolidated financial statements.

Dine Brands Global, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net (loss) income	$(103,994)	$104,346	$80,354
Adjustments to reconcile net (loss) income to cash flows provided by operating activities:
Impairment and closure charges	132,501	1,485	2,038
Depreciation and amortization	42,829	42,493	32,175
Non-cash stock-based compensation expense	12,508	10,808	10,546
Non-cash interest expense	2,698	3,369	3,792
Deferred income taxes	(20,049)	(5,494)	(11,847)
Deferred revenue	(7,111)	(7,695)	(5,577)
Loss on extinguishment of debt	—	8,276	—
Loss (gain) on disposition of assets	2,069	(332)	(623)
Other	(2,566)	(5,374)	(949)
Changes in operating assets and liabilities:
Accounts receivable, net	(9,750)	(396)	3,149
Current income tax receivables and payables	16,143	8,677	8,119
Gift card receivables and payables	12,231	(1,037)	(1,488)
Other current assets	(2,191)	(498)	10,425
Accounts payable	6,455	583	(9,940)
Accrued employee compensation and benefits	(1,909)	(3,575)	13,183
Accrued advertising expenses	12,881	(1,166)	—
Other current liabilities	3,758	710	6,989
Cash flows provided by operating activities	96,503	155,180	140,346
Cash flows from investing activities
Principal receipts from notes, equipment contracts and other long-term receivables	31,155	24,075	25,771
Net additions to property and equipment	(10,927)	(19,424)	(14,279)
Proceeds from sale of property and equipment	537	2,540	655
Additions to long-term receivables	(1,475)	(6,955)	(6,500)
Acquisition of business	—	—	(20,155)
Other	(565)	(389)	(293)
Cash flows provided by (used in) investing activities	18,725	(153)	(14,801)
Cash flows from financing activities
Proceeds from issuance of long-term debt	—	1,300,000	—
Repayment of long-term debt	(3,250)	(1,283,750)	(13,000)
Borrowings from revolving credit facility	220,000	—	75,000
Repayments of revolving credit facility	—	(25,000)	(50,000)
Payment of debt issuance costs	—	(13,150)	(3,633)
Dividends paid on common stock	(23,934)	(46,859)	(51,125)
Repurchase of common stock	(29,853)	(109,698)	(33,603)
Principal payments of finance lease obligations	(12,451)	(13,639)	(13,907)
Proceeds from stock options exercised	20,523	11,969	3,928
Tax payments for restricted stock upon vesting	(2,480)	(2,728)	(1,972)
Tax payments for share settlement of restricted stock units	(205)	(76)	—
Cash flows provided by (used in) financing activities	168,350	(182,931)	(88,312)
Net change in cash, cash equivalents and restricted cash	283,578	(27,904)	37,233
Cash, cash equivalents and restricted cash at beginning of year	172,475	200,379	163,146
Cash, cash equivalents and restricted cash at end of year	$456,053	$172,475	$200,379
Supplemental disclosures
Interest paid	$69,208	$66,104	$66,059
Income taxes paid	$11,873	$44,748	$34,246
Non-cash conversion of accounts receivable to notes receivable	$1,307	$185	$11,959
See the accompanying notes to the consolidated financial statements.

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

1. The Company
The first International House of Pancakes® (“IHOP”) restaurant opened in 1958 in Toluca Lake, California. Shortly thereafter, the Company began developing and franchising additional restaurants. The Company was incorporated as IHOP Corp. under the laws of the State of Delaware in 1976. In November 2007, the Company acquired Applebee's International, Inc., which became a wholly-owned subsidiary of the Company. Effective June 2, 2008, the name of the Company was changed to DineEquity, Inc. and on February 20, 2018, the name of the Company was changed to Dine Brands Global, Inc.SM (“Dine Brands Global”). The Company owns, franchises and operates two restaurant concepts: Applebee's Neighborhood Grill + Bar® (“Applebee's”), in the bar and grill segment within the casual dining category of the restaurant industry, and IHOP® in the family dining category of the restaurant industry.
As of December 31, 2020, there were 1,772 IHOP restaurants, of which 1,611 were subject to franchise agreements and 158 were subject to area license agreements. These IHOP restaurants were located in all 50 states of the United States, the District of Columbia, two United States territories and nine countries outside the United States. As of December 31, 2020, there were 1,711 Applebee's® restaurants, of which 1,642 were subject to franchise agreements and 69 were company-operated restaurants. These Applebee's restaurants were located in 49 states of the United States, two United States territories and 11 countries outside the United States.
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
Fiscal Periods
The Company has a 52/53 week fiscal year that ends on the Sunday nearest to December 31 of each year. In a 52-week fiscal year, each fiscal quarter contains 13 weeks, comprised of two, four-week fiscal months followed by a five-week fiscal month. In a 53-week fiscal year, the last month of the fourth fiscal quarter contains six weeks. For convenience, the Company refers to its fiscal years as ending on December 31 and its fiscal quarters as ending on March 31, June 30 and September 30. The December 31, 2020 fiscal year ended January 3, 2021 and contained 53 weeks. The 2019 and 2018 fiscal years ended December 29, 2019 and December 30, 2018, respectively, and each contained 52 weeks.
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
Risks and Uncertainties

The Company was subject to risks and uncertainties as a result of the outbreak of a novel strain of coronavirus, designated “COVID-19” and declared to be a pandemic in March 2020. The Company first began to experience impacts from COVID-19 in March 2020, as federal, state and local governments reacted to the COVID-19 pandemic by encouraging or requiring social distancing, instituting shelter-in-place orders, and requiring, in varying degrees, reduced operating hours, restaurant dine-in and/or indoor dining limitations, capacity limitations or other restrictions that largely limited restaurants to off-premise sales (take-out and delivery) in the early stages of the pandemic. Most of the Company's international restaurants were impacted as well as

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)
a result of restrictions put in place in various countries similar to those in the United States. Over the course of 2020, certain of these restrictions were relaxed as incidents of infection from the initial outbreak declined, but many of the restrictions were reinstituted as incidents of infection surged. The degree and duration of restriction varied by individual geographic area. The extent of the continuing impact of the COVID-19 pandemic on the Company's business remains highly uncertain and difficult to predict, as the operating status of our restaurants remains fluid and subject to change as government authorities modify existing restrictions or implement new restrictions on restaurant operations in response to changes in the number of COVID-19 infections and the availability and acceptance of vaccines in their respective jurisdictions. Additionally, economies worldwide have been negatively impacted by the COVID-19 pandemic, which possibly could cause a domestic and/or global economic recession.

The Company has taken several actions to mitigate the effects of the COVID-19 pandemic on its operations and its franchisees, as follows: (i) drew down $220 million from its revolving credit facility, leaving available remaining borrowing under the facility of approximately $2 million; (ii) terminated repurchases of common stock for the foreseeable future; (iii) the Company's Board of Directors decided not to declare a dividend for the second, third and fourth quarters of 2020; (iv) voluntarily increased the interest reserve for securitized debt from the required $16.4 million (one quarter of estimated interest) to $32.8 million; (v) reduced discretionary costs, limited new hiring and reduced the use of independent contractors; (vi) temporarily furloughed certain team members across various functional groups at its restaurant support centers during 2020; (vii) deferred franchisee payment of royalty, advertising and other fees, and lease obligations for up to two months on a case-by-case basis; (viii) deferred franchisee development obligations for up to 15 months and franchisee remodel obligation until the end of 2022; (ix) engaged a national real estate firm to assist franchisees with landlord discussions regarding rent deferrals, abatements and other modifications to lease agreements; (x) negotiated deferrals and abatements for properties on which the Company was lessee and (xi) hired external consultants to work with franchisees in assessing their financial health and to better understand performance variability.

The severity of the continued impact of the COVID-19 pandemic on the Company's business will depend on a number of factors, including, but not limited to, how long the pandemic will last, whether/when recurrences of the virus may arise, what restrictions on in-restaurant dining may be enacted or re-enacted, the availability and acceptance of vaccines, the timing and extent of customer re-engagement with the Company's brands and, in general, what the short- and long-term impact on consumer discretionary spending the COVID-19 pandemic might have on the Company and the restaurant industry as a whole, all of which are uncertain and cannot be predicted. The Company's future results of operations and liquidity could be impacted adversely by the length of time dine-in restrictions are in place and the success of any initiatives or programs that the Company may undertake to address financial and operational challenges faced by itself and its franchisees. As such, the extent to which the COVID-19 pandemic may continue to materially impact the Company's financial condition, liquidity, or results of operations remains highly uncertain.

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
Accounts receivable are derived from revenues earned from franchisees and area licensees located primarily in the United States. Financing receivables arise from the financing of restaurant equipment, leases or franchise fees with the Company by IHOP franchisees. The Company is subject to a concentration of credit risk with respect to receivables from franchisees that own a large number of Applebee's or IHOP restaurants. As of December 31, 2020, two franchisees (one Applebee's franchisee and one franchisee with cross-brand ownership) operated a combined total of 830 Applebee's and IHOP restaurants in the United States, which comprised 26.0% of the total Applebee's and IHOP franchise and area license restaurants in the United States. Revenues from these two franchisees represented 17.1%, 17.4%, and 19.8% of total consolidated revenue for the years ended December 31, 2020, 2019 and 2018, respectively. One franchisee represented 11.0%, 10.6% and 11.9% of total consolidated revenue for the years ended December 31, 2020, 2019 and 2018, respectively. Receivables from these franchisees totaled $20.4 million and $14.4 million at December 31, 2020 and 2019, respectively.

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents
The Company considers all highly liquid investment securities with remaining maturities at the date of purchase of three months or less to be cash equivalents. These cash equivalents are stated at cost which approximates market value. Cash held related to IHOP advertising funds and the Company's gift card programs is not considered to be restricted cash as there are no restrictions on the use of these funds. The components of cash and cash equivalents were as follows:

	December 31,
	2020	2019
	(In millions)
Money market funds	$175.0	$—
IHOP advertising funds and gift card programs	71.6	56.6
Other depository accounts	136.8	59.4
Total cash and cash equivalents	$383.4	$116.0
Restricted Cash
Current
Current restricted cash primarily consisted of funds required to be held in trust in connection with the Company's securitized debt and funds from Applebee's franchisees pursuant to franchise agreements, usage of which was restricted to advertising activities. The components of current restricted cash were as follows:

	December 31,
	2020	2019
	(In millions)
Securitized debt reserves	$27.0	$38.3
Applebee's advertising funds	12.8	2.3
Other	0.1	0.1
Total current restricted cash	$39.9	$40.7
Non-current
Non-current restricted cash of $32.8 million and $15.7 million at December 31, 2020 and 2019, respectively, represents interest reserves set aside for the duration of the securitized debt. The required reserve is approximately one quarter's interest payment on the Company's securitized. The Company voluntarily increased the amount held in non-current cash to twice the required amount during the year ended December 31, 2020.
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
See Note 13 - Long-lived Tangible Asset Impairment and Closure Charges, of the Notes to the Consolidated Financial Statements for additional information.
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
Franchise Revenues
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
The Company recognizes the primary components of the transaction price as follows:
•Franchise and development fees are recognized as revenues ratably on a straight-line basis over the term of the franchise agreement commencing with the restaurant opening date. As these fees are typically received in cash at or near the beginning of the franchise term, the cash received is initially recorded as a contract liability until recognized as revenue over time;
•The Company is entitled to royalties and advertising fees based on a percentage of the franchisee's gross sales as defined in the franchise agreement. Royalty and advertising revenues are recognized when the franchisee's reported sales occur. Depending on timing within a fiscal period, the recognition of revenue results in either a contract asset (unbilled receivable) or, once billed, accounts receivable, on the balance sheet;
•Revenue from the sales of proprietary pancake and waffle dry mix is recognized in the period in which distributors ship the franchisee's order; recognition of revenue results in accounts receivable on the balance sheet.
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
Company Restaurant Revenues
Company restaurant revenues comprise retail sales at company-operated restaurants. Sales by company-operated restaurants are recognized when food and beverage items are sold. Company restaurant sales are reported net of sales taxes collected from guests that are remitted to the appropriate taxing authorities, with no significant judgments required.
Rental Revenues
Rental operations revenues include revenues from operating leases and interest income from direct financing leases. See Basis of Presentation and Summary of Significant Accounting Policies - Leases.
Financing Revenues
Financing operations revenues consist primarily of interest income from the financing of franchise fees and equipment leases, other notes receivable from franchisees and sales of equipment associated with refranchised IHOP restaurants. Interest income is recorded as earned.
Gift Card
The Company administers gift card programs for Applebee's and IHOP. The Company records a liability in the period in which a gift card is sold and recognizes costs associated with its administration of the gift card programs as prepaid assets when the costs are incurred. The liability and prepaid asset recorded on the Company's books are relieved when gift cards are redeemed. If redemption occurs at a franchisee-operated restaurant, the gift card revenue, net of costs, is remitted to the franchisee. The Company receives gift card breakage revenue only from gift cards redeemed at company-operated restaurants. Breakage revenue for gift cards redeemed at company-operated restaurants for the year ended December 31, 2020 was not material. Breakage revenue was not recorded for the years ended 2019 and 2018 as the Company did not have sufficient history from operating the restaurants on which to base an estimate for breakage.
Allowance for Credit Losses
The allowance for credit losses is the Company's best estimate of the amount of probable credit losses incurred on existing receivables; however, changes in circumstances relating to receivables may result in changes to the allowance in the future. The Company determines the allowance based on historical losses, current conditions, and reasonable and supportable forecasts used in assessing the franchisee's or area licensee's ability to pay outstanding balances. The primary indicator of credit quality is delinquency, which is considered to be a receivable balance greater than 90 days past due. The Company continually reviews the allowance for credit losses. Past due balances and future obligations are reviewed individually for collectability. Account balances are charged against the allowance after all collection efforts have been exhausted and the potential for recovery is considered remote. Credit losses historically have been within management's estimates.
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
The cost of an operating lease is recognized over the lease term on a straight-line basis. The lease term commences on the date the Company has the right to control the use of the leased property. Certain leases may contain provisions for rent holidays and fixed-step escalations in payments over the base lease term, as well as renewal periods. The effects of the holidays and fixed-step escalations are reflected in rent expense on a straight-line basis over the expected lease term. Differences between amounts paid and amounts expensed are recorded as deferred rent. Certain leases may include rent escalations based on inflation indexes and fair market value adjustments. Certain leases may contain contingent rental provisions that include a fixed base rent plus an additional percentage of the restaurant’s sales. Subsequent escalations subject to such an index and contingent rental payments are recognized as variable lease expense.
The rental payments or receipts on those property leases that meet the finance lease criteria result in the recognition of interest expense or interest income and a reduction of finance lease obligation or financing lease receivable, respectively. Finance lease obligations are amortized based on the Company's incremental borrowing rate and direct financing lease receivables are amortized using the implicit interest rate.
Pre-opening Expenses
Expenditures related to the opening of new or relocated restaurants are charged to expense when incurred.
Advertising
Advertising fees included as franchise revenue for the years ended December 31, 2020, 2019 and 2018 were $201.5 million, $283.0 million and $268.3 million, respectively.
Advertising expense reflected in the Consolidated Statements of Comprehensive (Loss) Income includes contributions to the national advertising fund made by Applebee's and IHOP, local marketing advertising costs incurred by company-operated restaurants, and certain advertising costs incurred by the Company to benefit future franchise operations. Costs of advertising typically are expensed either as incurred or the first time the advertising takes place. Advertising expense included in company restaurant operations for the years ended December 31, 2020, 2019 and 2018 was $5.2 million, $6.1 million, and $0.3 million, respectively.
Fair Value Measurements
The Company determines the fair market values of its financial assets and liabilities, as well as non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis, based on the fair value hierarchy established in U.S. GAAP. As necessary, the Company measures its financial assets and liabilities using inputs from the following three levels of the fair value hierarchy:
•Level 1 inputs are quoted prices in active markets for identical assets or liabilities.
•Level 2 inputs are observable for the asset or liability, either directly or indirectly, including quoted prices in active markets for similar assets or liabilities.
•Level 3 inputs are unobservable and reflect the Company's own assumptions.
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
The Company believes the fair values of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate their carrying amounts due to their short duration.

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

The fair values of non-current financial instruments, determined based on Level 2 inputs, are shown in the following table:

	December 31,
	2020	2019
	(In millions)
Face value of Series 2019-1 Fixed Rate Senior Secured Notes	$1,296.8	$1,300.0
Fair value of Series 2019-1 Fixed Rate Senior Secured Notes	$1,259.5	$1,326.3

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
Net (Loss) Income Per Share
Net (loss) income per share is calculated using the two-class method prescribed in U.S. GAAP. Basic net (loss) income per share is computed by dividing the net (loss) income available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net (loss) income per share is computed by dividing the net (loss) income available to common stockholders for the period by the weighted average number of common shares and potential shares of common stock outstanding during the period if their effect is dilutive. The Company uses the treasury stock method to calculate the weighted average shares used in the diluted earnings per share calculation. Potentially dilutive common shares include the assumed exercise of stock options and assumed vesting of restricted stock.

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Other Comprehensive (Loss) Income
For the years ended December 31, 2020, 2019 and 2018, the income tax benefit or provision allocated to items of other comprehensive (loss) income was not significant.
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
Franchise Segment
As of December 31, 2020, the franchise operations reportable segment consisted of 1,642 restaurants operated by Applebee's franchisees in the United States, two United States territories and 11 countries outside the United States and 1,769 restaurants operated by IHOP franchisees and area licensees in the United States, two United States territories and 9 countries outside the United States. Franchise operations revenue consists primarily of royalties and advertising fees based on a percentage of the franchisee's gross sales, sales of proprietary products (primarily IHOP pancake and waffle dry mixes) and other franchise fees.
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
Company Segment
As of December 31, 2020, the Company operated 69 Applebee's restaurants that were acquired from a former franchisee in December 2018. The company segment presented in these financial statements consists of these 69 Applebee's restaurants in 2020 and 2019 and for three weeks in December of 2018. All company-operated restaurants were located in the United States. Company restaurant sales are retail sales at company-operated restaurants. Company restaurant expenses are operating expenses at company-operated restaurants and include food, beverage, labor, benefits, utilities, rent and other operating costs.

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)
Accounting Standards Adopted Effective January 1, 2020

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

Newly Issued Accounting Standards Not Yet Adopted

In December 2019, the FASB issued new guidance intended to simplify the accounting for income taxes, change the accounting for certain income tax transactions, and make other minor changes. The Company will be required to adopt the new guidance beginning with its first fiscal quarter of 2021; early adoption in any interim period after issuance of the new guidance is permitted. The Company is currently assessing the impact this guidance will have on its consolidated financial statements but does not expect this standard to have a material effect on its financial statements. The Company did not adopt the standard early.

In March 2020 with an update in January 2021, the FASB issued guidance which provides optional expedients and exceptions for applying current U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued. The guidance can be adopted immediately and is applicable to contracts entered into on or before December 31, 2022. The Company is currently evaluating our contracts that reference LIBOR and the potential effects of adopting this new guidance. The Company is currently assessing the impact this guidance will have on its consolidated financial statements but does not expect this standard to have a material effect on its financial statements. The Company does not intend to adopt the standard early.

The Company reviewed all other newly issued accounting pronouncements and concluded that they either are not applicable to the Company's operations or that no material effect is expected on the Company's financial statements when adoption is required in the future.

3. Revenue Disclosures

The following table disaggregates our franchise revenues by major type for the years ended December 31, 2020, 2019 and 2018:

	Year ended December 31,
	2020	2019	2018
	(In thousands)
Franchise Revenues:
Royalties	$215,214	$302,169	$311,568
Advertising fees	201,494	283,015	268,294
Pancake and waffle dry mix sales and other	38,936	53,973	52,108
Franchise and development fees	13,809	12,029	11,964
Total franchise revenues	$469,453	$651,186	$643,934

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

3. Revenue Disclosures (Continued)
Accounts and other receivables related to franchise revenues as of December 31, 2020 and 2019 were $76.3 million (net of allowance of $11.4 million) and $63.5 million (net of allowance of $0.7 million), respectively, and were included in receivables, net in the Consolidated Balance Sheets.

Changes in the Company's contract liability for deferred franchise revenues during the year ended December 31, 2020 were as follows:

Deferred Franchise Revenue (short- and long-term)
(In thousands)
Balance at December 31, 2019	67,030
Recognized as revenues during the year ended December 31, 2020	(12,913)
Fees deferred during the year ended December 31, 2020	5,802
Balance at December 31, 2020	$59,919

The balance of deferred franchise revenues as of December 31, 2020 is expected to be recognized as follows:

(In thousands)
2021	$7,682
2022	7,273
2023	6,758
2024	6,158
2025	5,372
Thereafter	26,676
Total	$59,919

4. Current Expected Credit Losses

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

Historical Losses

Historical loss rates over a five-year span were calculated for financial assets with common risk characteristics. The Company determined historical loss rate data for each franchise brand concept was more relevant than a single blended rate. Historical losses were determined based on the average charge-off method. Historical loss rates are further adjusted by factors related to current conditions and forecasts of future economic conditions.

Current Conditions

The Company identified three metrics that it believes provide the most relevant reflection of the current risks inherent in the Company’s franchisee-based restaurant business, as follows: (1) delinquency status, (2) system-wide same-restaurant sales, and (3) restaurant unit-level economics. The current conditions adjustment factor was increased to account for the impact of the COVID-19 pandemic.

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

4. Current Expected Credit Losses (Continued)

Reasonable and Supportable Forecasts

The third component in the CECL methodology involves consideration of macroeconomic conditions that can impact the estimate of expected credit losses in the future. The Company has not developed an internal methodology in this regard; rather, the Company utilizes existing, publicly accessible sources of economic data, primarily forecasts of overall unemployment rate as well as consumer spending based on the personal consumption expenditure index.
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

Notes Receivable

Notes receivable balances primarily relate to the conversion of certain Applebee's franchisee accounts receivable to notes receivable, cash loans to franchisees for working capital purposes, a note receivable in connection with the sale of IHOP company restaurants in June 2017, and IHOP franchise fee and other notes. The notes are typically collateralized by the franchise. The notes have a term from two to ten years and bear interest averaging 4.7% and 5.1% per annum at December 31, 2020 and 2019, respectively. Due to the risk inherent in Applebee's notes that were converted from previously delinquent franchisee accounts receivable balances, a significant portion of these notes have specific reserves recorded against them totaling $8.9 million as of December 31, 2020.

Equipment Leases Receivable
Equipment leases receivable also relate to IHOP franchise development activity prior to 2003. IHOP provided the financing for the leasing of the equipment. Equipment lease contracts are collateralized by the equipment in the restaurant. Equipment lease contracts are due in equal weekly installments, primarily bear interest averaging 9.8% and 9.9% per annum at December 31, 2020 and 2019, respectively. The term of an equipment lease contract coincides with the term of the corresponding restaurant building lease. The weighted average remaining life of the Company’s equipment leases is 5.5 years as of December 31, 2020. The estimated fair value of the equipment collateralizing these lease contracts are not deemed to be significant given the very seasoned and mature nature of this portfolio.

Direct Financing Leases Receivable
Direct financing lease receivables relate to IHOP franchise development activity prior to 2003 when IHOP typically leased or purchased the restaurant site, built and equipped the restaurant, then franchised the restaurant to a franchisee. IHOP provided the financing for leasing or subleasing the site. Direct financing leases at December 31, 2020, comprised 90 leases with a weighted average remaining life of 4.1 years, and relate to locations that IHOP is leasing from third parties and subleasing to franchisees. Where applicable, building leases and equipment contracts contain cross-default provisions wherein a default under one constitutes a default under all.

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

4. Current Expected Credit Losses (Continued)

Distributor Receivables

Receivables due from distributors are related to the sale of IHOP’s proprietary pancake and waffle dry mix to franchisees through the Company’s network of suppliers and distributors and are included as part of Other receivables.

Total receivables balances at December 31, 2020 and 2019 were as follows:

Receivables	2020	2019
	(In millions)
Accounts receivable	$85.7	$60.8
Gift card receivables	22.5	46.7
Notes receivable	18.6	28.9
Financing receivables:
Equipment leases receivable	43.9	56.3
Direct financing leases receivable	22.7	34.0
Franchise fee notes receivable	0.1	0.2
Other	6.0	7.3
	199.5	234.2
Less: allowance for doubtful accounts and notes receivable	(23.1)	(11.3)
	176.4	222.9
Less: current portion	(121.9)	(136.9)
Long-term receivables	$54.5	$86.0
Changes in the allowance for credit losses during the year ended December 31, 2020 were as follows:

	Accounts Receivable	Notes receivable, short-term	Notes receivable, long-term	Lease Receivables	Equipment Receivables	Other (1)	Total
	(In millions)
Balance, December 31, 2019	$0.7	$2.4	$8.2	$—	$—	$—	$11.3
Increase due to CECL adoption	0.3	0.0	0.1	0.1	0.1	0.1	0.7
Bad debt expense for the year ended December 31, 2020	5.0	2.5	0.5	1.2	3.4	0.2	12.8
Advertising provision adjustment	5.4	(0.7)	(1.2)	—	—	—	3.5
Write-offs	(0.2)	(0.6)	(2.3)	(0.9)	(1.2)	—	(5.2)
Recoveries	0.0	—	—	0.0	—	—	—
Balance, December 31, 2020	$11.2	$3.6	$5.3	$0.4	$2.3	$0.3	$23.1
(1) Primarily distributor receivables, gift card receivables and credit card receivables

The Company's primary credit quality indicator for all portfolio segments is delinquency. The delinquency status of receivables (other than accounts receivable, gift card receivables and distributor receivables) at December 31, 2020 was as follows:

	Notes receivable, short-term	Notes receivable, long-term	Lease Receivables	Equipment Receivables	Other (1)	Total
	(In millions)
Current	$3.9	$12.2	$22.7	$43.9	$2.0	$84.7
30-59 days	0.1	—	—	—	—	0.1
60-89 days	0.1	—	—	—	—	0.1
90-119 days	0.1	—	—	—	—	0.1
120+ days	2.3	—	—	—	—	2.3
Total	$6.5	$12.2	$22.7	$43.9	$2.0	$87.3
(1) Primarily credit card receivables

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

4. Current Expected Credit Losses (Continued)

The year of origination of the Company's financing receivables is as follows:

	Notes receivable, short and long-term	Lease Receivables	Equipment Receivables	Total
	(In millions)
2020	$1.5	$1.5	$—	$3.0
2019	2.6	0.9	—	3.5
2018	8.1	—	—	8.1
2017	6.4	—	—	6.4
2016	—	1.3	—	1.3
Prior	0.1	19.0	43.9	63.0
Total	$18.7	$22.7	$43.9	$85.3

The Company does not place its financing receivables in non-accrual status.
The following table summarizes the activity in the allowance for doubtful accounts and notes receivable for the years ended December 31, 2019 and 2018, prior to the adoption of CECL:

Allowance for Doubtful Accounts	(In millions)
Balance at December 31, 2017	$22.2
Provision	10.3
Charge-offs	(15.3)
Balance at December 31, 2018	17.2
Provision	(0.4)
Charge-offs	(5.0)
Recoveries	(0.5)
Balance at December 31, 2019	$11.3

5. Property and Equipment
Property and equipment by category at December 31, 2020 and 2019 were as follows:

	2020	2019
	(In millions)
Leaseholds and improvements	$221.7	$235.4
Properties under finance leases	95.2	100.5
Equipment and fixtures	62.1	60.7
Buildings and improvements	55.4	56.6
Land	52.1	55.9
Internal-use software	37.0	34.7
Construction in progress	5.0	4.7
Property and equipment, gross	528.5	548.5
Less: accumulated depreciation and amortization	(340.5)	(332.1)
Property and equipment, net	$188.0	$216.4
The Company recorded depreciation expense on property and equipment of $31.9 million, $30.8 million and $22.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Accumulated depreciation and amortization includes accumulated amortization for properties under finance leases in the amount of $49.6 million and $51.1 million at December 31, 2020 and 2019, respectively.

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)
6. Goodwill
The significant majority of the Company's goodwill arose from the November 29, 2007 acquisition of Applebee's. Changes in the carrying amount of goodwill for the years ended December 31, 2020, 2019 and 2018 are as follows:

	Applebee's Franchise Unit	Applebee's Company Unit	IHOP Franchise Unit	Total
	(In millions)
Balance at December 31, 2017	$328.4	$—	$10.8	$339.2
Business acquisition	—	6.1	—	6.1
Balance at December 31, 2018	328.4	6.1	10.8	345.3
Purchase price adjustment related to business acquisition	—	(1.5)	—	(1.5)
Balance at December 31, 2019	328.4	4.6	10.8	343.9
Impairment loss	(92.2)	—	—	(92.2)
Balance at December 31, 2020	$236.2	$4.6	$10.8	$251.6

Gross and net carrying amounts of goodwill at December 31, 2020 and 2019 are as follows:

	December 31, 2020			December 31, 2019
	Gross	Accumulated Impairment Loss	Net	Gross	Accumulated Impairment Loss	Net
	(In millions)
Applebee's Franchise Unit	$686.7	$(450.5)	$236.2	$686.6	$(358.2)	$328.4
Applebee's Company Unit	4.6	—	4.6	4.6	—	4.6
IHOP Franchise Unit	10.8	—	10.8	10.8	—	10.8
Total	$702.1	$(450.5)	$251.6	$702.1	$(358.2)	$343.9

The Company assesses goodwill for impairment in accordance with its policy described in Note 2 - Basis of Presentation and Summary of Significant Accounting Policies.
Because of the risks and uncertainties associated with the COVID-19 pandemic, the Company performed an interim assessment to determine whether the impact of COVID-19 indicated a potential impairment to its goodwill and intangible assets. In the second quarter of 2020, the Company noted that its common stock had recovered less of its early March 2020 (pre-pandemic) market value than the overall U.S. stock market had recovered. The Company also was able to assess several months of data as to the impact of the COVID-19 pandemic on its operations and, in turn, assess the impact that might have on the risk premium incorporated into its discount rate. Based on these developments, the Company determined that an interim quantitative test for impairment of the goodwill of the Applebee's Franchise and Company units should be performed as of May 24, 2020. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The fair value technique used in this instance is classified as Level 3, where unobservable inputs are used when little or no market data is available.
As a result of performing the quantitative test of impairment, the Company recognized an impairment loss of $92.2 million to the goodwill of the Applebee's Franchise unit. The majority of the impairment was due to an increase in the assessed risk premium incorporated into the discount rate assumption. There was no impairment of the Applebee's Company unit.
In the fourth quarter of 2020, the Company performed qualitative assessments of the goodwill of the Applebee's Franchise unit, the Applebee's Company unit and the IHOP franchise unit. In performing that analysis the Company considered, among other things, the Company's operating performance subsequent to May 2020 and what, if any, impact that performance had on the long-term forecast of future trends in sales, operating expenses, overhead expenses, depreciation, capital expenditures and changes in working capital that had been used in performing a quantitative impairment test as of May 2020. The Company also considered the market value of the Company's stock, absolute and relative to peers, the continuing favorable impact of the Tax Cuts and Jobs Act (the “Tax Act”) on future cash flows and general economic conditions and the impact these changes might have on an appropriate discount rate. As result of the qualitative test, the Company concluded it was more likely than not that the fair values of each unit exceeded the respective carrying amounts and therefore, a quantitative test of impairment was not necessary.

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

6. Goodwill (Continued)
In the fourth quarter of 2019, the Company performed qualitative assessments of the goodwill of the Applebee's Franchise unit, the Applebee's Company unit and the IHOP franchise unit. In performing that analysis the Company considered, among other things, Applebee's key performance indicators during 2019 and what, if any, impact that performance had on the long-term forecast of future trends in sales, operating expenses, overhead expenses, depreciation, capital expenditures and changes in working capital that had been used in performing a quantitative impairment test in the third quarter of 2017. The Company also considered the current market price of its common stock, the favorable impact of the Tax Act on future cash flows and the impact these changes would have on an appropriate discount rate. As result of the qualitative test, the Company concluded it was more likely than not that the fair values of each unit exceeded the respective carrying amounts and therefore, a quantitative test of impairment was not necessary.

7. Other Intangible Assets
The significant majority of the Company's other intangible assets arose from the November 29, 2007 acquisition of Applebee's. Changes in the carrying amount of intangible assets for the years ended December 31, 2020, 2019 and 2018 are as follows:

	Not Subject to Amortization		Subject to Amortization
	Tradename	Other	Franchising Rights	Reacquired Franchise Rights	Favorable Leaseholds	Total
	(In millions)
Balance at December 31, 2017	$479.0	$2.4	$99.0	$—	$2.3	$582.8
Amortization expense	—	—	(10.0)	(0.1)	—	(10.1)
Additions	—	0.3	—	11.6	1.3	13.2
Balance at December 31, 2018	479.0	2.7	89.0	11.5	3.6	585.9
Amortization expense	—	—	(10.0)	(1.7)	(0.1)	(11.7)
Additions	—	0.5	—	—	0.5	1.0
Balance at December 31, 2019	479.0	3.2	79.0	9.8	4.1	575.1
Impairment	(11.0)	—	—	(3.3)	(0.8)	(15.1)
Amortization expense	—	—	(10.0)	(0.8)	(0.1)	(10.9)
Additions	—	0.6	—	—	—	0.6
Balance at December 31, 2020	$468.0	$3.8	$69.0	$5.7	$3.2	$549.7

In December 2018, the Company acquired 69 Applebee's restaurants. In its allocation of the purchase price, the Company recorded $11.6 million of reacquired franchise rights as an intangible asset. Other additions to favorable leaseholds and other intangibles for the years ended December 31, 2020, 2019 and 2018 are individually insignificant.

As discussed in Note 6 - Goodwill, the Company determined that indicators of impairment existed prior to the annual test for impairment and performed an interim quantitative test for impairment of Applebee's tradename and reacquired franchise rights in the second quarter of 2020. In performing the impairment test of the tradename, the Company used the relief of royalty method under the income approach method of valuation. Significant assumptions used to determine fair value under the relief of royalty method include future trends in sales, a royalty rate and a discount rate applied to the forecast revenue stream. As a result of performing the quantitative test of impairment, the Company recognized an impairment of $11.0 million to Applebee's tradename. The majority of the impairment was due to an increase in the assessed risk premium incorporated into the discount rate assumption. In addition, the Company determined that the carrying amounts of reacquired franchise rights and favorable leaseholds exceeded the estimated fair value by $3.3 million and $0.8 million, respectively, and recorded impairments to those intangible assets.

Annual amortization expense for the next five fiscal years is estimated to be approximately $10.7 million per year. The weighted average life of the intangible assets subject to amortization was 19.9 years and 18.5 years at December 31, 2020 and 2019, respectively.

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

7. Other Intangible Assets (Continued)

Gross and net carrying amounts of intangible assets subject to amortization at December 31, 2020 and 2019 are as follows:

	December 31, 2020			December 31, 2019
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In millions)
Franchising rights	$200.0	$(131.0)	$69.0	$200.0	$(121.0)	$79.0
Reacquired franchise rights	8.3	(2.6)	5.7	11.6	(1.8)	9.8
Favorable leaseholds	3.4	(0.2)	3.2	$4.2	$(0.1)	4.1
Total	$211.7	$(133.7)	$78.0	$215.8	$(122.9)	$92.9

In the fourth quarter of fiscal 2020 and 2019, the Company performed a qualitative assessment of the Applebee's tradename and concluded the fair value exceeded the carrying amount.

8. Long-Term Debt
Long-term debt at December 31, 2020 and 2019 consists of the following components:

	2020	2019
	(In millions)
Series 2019-1 4.194% Fixed Rate Senior Secured Notes, Class A-2-I	$698.3	$700.0
Series 2019-1 4.723% Fixed Rate Senior Secured Notes, Class A-2-II	598.5	600.0
Series 2019-1 Variable Funding Senior Notes Class A-1, variable interest rate of 2.42% at December 31, 2020	220.0	—
Debt issuance costs	(11.8)	(11.8)
Long-term debt, net of debt issuance costs	1,505.0	1,288.2
Current portion of long-term debt	(13.0)	—
Long-term debt	$1,492.0	$1,288.2

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
The Co-Issuers also replaced their existing revolving financing facility, the 2018-1 Variable Funding Senior Notes, Class A-1 (“2018 Class A-1 Notes”), with a new revolving financing facility, the 2019-1 Variable Funding Senior Notes, Class A-1 (the “Revolver”), on substantially the same terms as the 2018 Class A-1 Notes in order to conform the term of the Revolver to the anticipated repayment dates for the 2019 Class A-2 Notes. The Revolver and the 2019 Class A-2 Notes are referred to collectively herein as the “New Notes.”
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
The Company's leverage ratio exceeded 5.25x as of June 30, 2020 and has remained greater than 5.25x since then. As of December 31, 2020 the Company's leverage ratio was 7.20x. Accordingly, the Company began making principal payments in the fourth quarter of 2020, and will continue to make payments as long as the leverage ratio exceeds 5.25x.

The Company may voluntarily repay the New Notes at any time; however, if the Company repays the New Notes prior to certain dates, it would be required to pay make-whole premiums. As of December 31, 2020, the make-whole premium associated with voluntary prepayment of the Class A-2-I Notes was approximately $35 million; this amount declines each quarter to zero in June 2022. As of December 31, 2020, the make-whole premium associated with voluntary prepayment of the Class A-2-II Notes was approximately $74 million; this amount declines each quarter to zero in June 2024. The Company would also be subject to a make-whole premium in the event of a mandatory prepayment required following a Rapid Amortization Event or certain asset dispositions. The mandatory make-whole premium requirements are considered derivatives embedded in the New Notes that must be bifurcated for separate valuation. The Company estimated the fair value of these derivatives to be immaterial as of December 31, 2020, based on the probability-weighted discounted cash flows associated with either event.
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

2019 Class A-1 Notes
The Co-Issuers also entered into the Revolver that allows for drawings up to $225 million of variable funding notes and the issuance of letters of credit. The Revolver Notes were issued under the Indenture. Drawings and certain additional terms related to the Revolver are governed by the 2019 Class A-1 Note Purchase Agreement, dated June 5, 2019, among the Co-Issuers, certain special-purpose, wholly-owned indirect subsidiaries of the Company, each as a Guarantor (“the Guarantors”), the Company, as manager, certain conduit investors, financial institutions and funding agents, and Barclays Bank PLC, as provider of letters of credit, swingline lender and administrative agent (the “Purchase Agreement”).
The Revolver is governed, in part, by the Purchase Agreement and by certain generally applicable terms contained in the Indenture. The applicable interest rate under the Revolver depends on the type of borrowing by the Co-Issuers. The applicable interest rate for advances is generally calculated at a per annum rate equal to the commercial paper funding rate or one-, two-, three- or six-month Eurodollar Funding Rate, in either case, plus 2.15%. The applicable interest rate for swingline advances and unreimbursed draws on outstanding letters of credit is a per annum base rate equal to the sum of (a) 1.15% plus (b) the greatest of (i) the Prime Rate in effect from time to time, (ii) the Federal Funds Rate in effect from time to time plus 0.50% and (iii) the one-month Eurodollar Funding Rate plus 1.00%. There is no upfront fee for the Revolver. There is a fee of 50 basis points on any unused portion of the Revolver. Undrawn face amounts of outstanding letters of credit that are not cash collateralized accrue a fee of 2.15% per annum. It is anticipated that the principal and interest on the Revolver will be repaid in full on or prior to the quarterly payment date in June 2024 (the “2019 Class A-1 Anticipated Repayment Date”), subject to two additional one-year extensions at the option of the Company upon the satisfaction of certain conditions.
Management Agreement
Under the terms of the Management Agreement, dated September 30, 2014, as amended and restated as of September 5, 2018, as further amended and restated as of June 5, 2019 and as amended by that certain Amendment No. 1 to Management Agreement dated November 21, 2019, among the Co-Issuers and the Guarantors (collectively, the “Securitization Entities”), the Company, Applebee’s Services, Inc., International House of Pancakes, LLC and the Trustee, the Company will act as the

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

8. Long-Term Debt (Continued)
manager with respect to substantially all of the assets of the Securitization Entities (the “Securitized Assets”) . The primary responsibilities of the manager will be to perform certain franchising, distribution, intellectual property and operational functions on behalf of the Securitization Entities with respect to the Securitized Assets pursuant to the Management Agreement. The manager will be entitled to the payment of the weekly management fee, as set forth in the Management Agreement and will be subject to the liabilities set forth in the Management Agreement. The Company, as Manager, voluntarily began waiving its receipt of the weekly management fee in April 2020 and this waiver remains in place as of December 31, 2020.
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

The Company's DSCR for the reporting period ended December 31, 2020 was approximately 3.3x.

Use of Credit Facilities

In March 2020, the Co-Issuers drew down a total of $220.0 million of the amount then available under the Revolver. Although the Company had no immediate need for additional liquidity, the Co-Issuers drew on the Revolver to increase the Company’s financial flexibility in light of then-current market conditions and uncertainty due to the COVID-19 outbreak. It is anticipated that the principal and interest on the Revolver will be repaid in full on or prior to the quarterly payment date in June 2024, subject to two additional one-year extensions at the option of the Company upon the satisfaction of certain conditions. The current interest rate for borrowings under the Revolver is the three-month LIBOR rate plus 2.15% for 60% of the advances and the commercial paper funding rate of our conduit investor plus 2.15% for 40% of the advances. The interest rate on Revolver borrowings at December 31, 2020 was 2.42%. The weighted average interest rate on Revolver borrowings for the period outstanding during the year ended December 31, 2020 was 2.72%.
At December 31, 2020, $2.8 million was pledged against the Revolver for outstanding letters of credit, leaving $2.2 million of the Revolver available for borrowing. The letters of credit are used primarily to satisfy insurance-related collateral requirements.

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

8. Long-Term Debt (Continued)

Loss on Extinguishment of Debt
In connection with the repayment of the 2014 Class A-2 Notes, during the year ended December 31, 2019, the Company recognized a loss on extinguishment of debt of $8.3 million, representing the remaining unamortized costs related to the 2014 Class A-2 Notes at the time of repayment. Prior to the extinguishment on June 5, 2019, amortization costs of $1.4 million and $3.4 million associated with the 2014 Class A-2 Notes was included in interest expense for the years ended December 31, 2019 and 2018 respectively.

Debt Issuance Costs

The Company incurred costs of approximately $12.9 million in connection with the issuance of the 2019 Class A-2 Notes. These debt issuance costs are being amortized using the effective interest method over estimated life of each tranche of the 2019 Class A-2 Notes. Amortization costs of $2.1 million and $1.2 million were included in interest expense for the years ended December 31, 2020 and 2019, respectively. Unamortized debt issuance costs of $9.6 million are reported as a direct reduction of the Class A-2 Notes in the Consolidated Balance Sheets.

The Company incurred costs of approximately $0.2 million in connection with the replacement of the 2018-1 Class A-1 Notes with the Revolver in 2019. These debt issuance costs have been added to the remaining unamortized costs of approximately $2.8 million related to the 2018 Class A-1 Notes, the total of which costs is now being amortized using the effective interest method over the estimated five-year life of the Revolver. Amortization costs of $0.6 million were included in interest expense for the year ended December 31, 2020. Unamortized debt issuance costs of $2.2 million are reported as a direct reduction of the Class A-1 Notes in the Consolidated Balance Sheets.

At December 31, 2019, $2.7 million of unamortized debt issuance costs related to the Revolver were classified as other long-term assets because there had been no borrowing against the Revolver.

Debt Refinancing Costs

In connection with the termination of the 2014 Purchase Agreement, the Company recognized as expense $0.9 million of unamortized debt issuance costs associated with the 2014 Variable Funding Notes during the year ended December 31, 2018. In addition, the Company incurred costs of $1.6 million associated with the evaluation of various alternatives for refinancing the Company's securitized indebtedness that were also charged to expense during the year ended December 31, 2018. These costs totaling $2.5 million were reported as “Debt refinancing costs” in the Consolidated Statements of Comprehensive (Loss) Income for the year ended December 31, 2018.

Maturities of Long-term Debt
Face-value maturities of long-term debt for each of the next five years, assuming the Company's leverage ratio remains greater than 5.25x and the Revolver is not extended beyond the 2019 Class A-1 Anticipated Repayment Date, are as follows:

(In millions)
2021	$13.0
2022	13.0
2023	13.0
2024	903.3
2025	6.0
Thereafter	568.5
Total	$1,516.8

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
As of December 31, 2020, the portion of the original Sale-Leaseback Transaction related to 158 of the 181 Properties has qualified as a sale by assignment of the lease obligation to a qualified franchisee or a release from the lessor. In accordance with the accounting described above, the property and equipment and financing obligations have each been cumulatively reduced by approximately $284.2 million.
As of December 31, 2020, future minimum lease payments under financing obligations during the initial terms of the leases related to the sale-leaseback transactions are as follows:

Fiscal Years	(In millions)
2021	$4.5
2022	4.5
2023	4.4
2024	5.0
2025	5.0
Thereafter	34.8
Total minimum lease payments	58.2
Less: interest	(24.7)
Total financing obligations	33.5
Less: current portion(1)	(0.7)
Long-term financing obligations	$32.8
______________________________________________________________________

(1)Included in current maturities of finance lease and financing obligations on the consolidated balance sheet.

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

The Company's existing leases/subleases related to IHOP restaurants generally provide for an initial term of 20 to 25 years, with most having one or more five-year renewal options. Leases related to Applebee's restaurants generally have an initial term of 10 to 20 years, with renewal terms of five to 20 years. Option periods were not included in determining liabilities and right-of-use assets related to operating leases. Approximately 320 of the Company's leases met the sales levels that required variable rent payments to the Company (as lessor), based on a percentage of restaurant sales in 2020. Approximately 50 of the leases met the sales levels that required variable rent payments by the Company (as lessee), based on a percentage of restaurant sales in 2020.

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

The Company's lease cost for the years ended December 31, 2020 and 2019 was as follows:

	Year Ended December 31,
	2020	2019
Finance lease cost:	(In millions)
Amortization of right-of-use assets	$5.0	$5.3
Interest on lease liabilities	6.6	7.7
Operating lease cost	109.8	106.2
Variable lease cost	0.8	2.7
Short-term lease cost	0.0	0.0
Sublease income	(96.8)	(110.9)
Lease cost	$25.4	$11.0

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

10. Lease Disclosures (Continued)
Future minimum lease payments under noncancelable leases as lessee as of December 31, 2020 were as follows:

	Finance Leases	Operating Leases
	(In millions)
2021	$15.9	$91.1
2022	14.5	84.7
2023	11.7	69.8
2024	9.7	64.3
2025	8.6	55.3
Thereafter	50.9	144.9
Total minimum lease payments	111.3	510.1
Less: interest/imputed interest	(31.7)	(95.2)
Total obligations	79.6	414.9
Less: current portion	(10.6)	(69.7)
Long-term lease obligations	$69.0	$345.2

The weighted average remaining lease term as of December 31, 2020 was 9.2 years for finance leases and 7.3 years for operating leases. The weighted average discount rate as of December 31, 2020 was 10.2% for finance leases and 5.7% for operating leases.

During the years ended December 31, 2020 and 2019, the Company made the following cash payments for leases:

	Year Ended December 31,
	2020	2019
	(In millions)
Principal payments on finance lease obligations	$12.5	$13.6
Interest payments on finance lease obligations	$6.6	$7.7
Payments on operating leases	$101.1	$91.9
Variable lease payments	$0.7	$2.5
The Company's income from operating leases for the years ended December 31, 2020 and 2019 was as follows:

	Year Ended December 31,
	2020	2019
	(In millions)
Minimum lease payments	$97.2	$102.8
Variable lease income	5.2	11.5
Total operating lease income	$102.4	$114.3
Future minimum payments to be received as lessor under noncancelable operating leases as of December 31, 2020 were as follows:

(In millions)
2021	$101.7
2022	98.8
2023	94.4
2024	86.0
2025	73.4
Thereafter	155.8
Total minimum rents receivable	$610.1

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

10. Lease Disclosures (Continued)
The Company's income from direct financing leases at December 31, 2020 and 2019 was as follows:

	Year Ended December 31,
	2020	2019
	(In millions)
Interest income	$3.4	$5.0
Variable lease income	0.3	1.3
Total financing lease income	$3.7	$6.3

Future minimum payments to be received as lessor under noncancelable direct financing leases as of December 31, 2020 were as follows:

(In millions)
2021	$10.5
2022	7.7
2023	3.7
2024	1.5
2025	0.7
Thereafter	3.1
Total minimum rents receivable	27.2
Less: unearned income	(4.5)
Total direct financing leases receivable	22.7
Less: current portion	(8.4)
Long-term direct financing leases receivable	$14.3

11. Commitments and Contingencies
Purchase Commitments
In some instances, the Company enters into commitments to purchase advertising and other items. Most of these agreements are fixed price purchase commitments. At December 31, 2020, the outstanding purchase commitments were $90.0 million, the majority of which related to advertising.
Lease Guarantees
In connection with the sale of Applebee's restaurants to franchisees and other parties, the Company has, in certain cases, guaranteed or had potential continuing liability for lease payments. The Company had outstanding lease guarantees or was contingently liable for approximately $245.6 million and $257.2 million as of December 31, 2020 and 2019 respectively. These amounts represent the maximum potential liability of future payments under these leases. Excluding unexercised option periods, the Company's potential liability for future payments under these leases as of December 31, 2020 was $36.6 million. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from 2021 through 2048. In the event of default, the indemnity and default clauses in our sale or assignment agreements govern our ability to pursue and recover damages incurred. No material liabilities for these guarantees have been recorded as of December 31, 2020.
Litigation, Claims and Disputes
The Company is subject to various lawsuits, governmental inspections, administrative proceedings, audits, and claims arising in the ordinary course of business. Some of these lawsuits purport to be class actions and/or seek substantial damages. The Company is required to record an accrual for litigation loss contingencies that are both probable and reasonably estimable. Legal fees and expenses associated with the defense of the Company's litigation are expensed as such fees and expenses are incurred. In the opinion of management, these matters are adequately covered by insurance or, if not so covered, are without merit or are of such a nature or involve amounts that would not have a material adverse impact on the Company's business or consolidated financial statements. Management regularly assesses the Company's insurance deductibles, analyzes litigation information with the Company's attorneys and evaluates its loss experience in connection with pending legal proceedings. While the Company does not presently believe that any of the legal proceedings to which the Company is currently a party will

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

11. Commitments and Contingencies (Continued)
ultimately have a material adverse impact on the Company, there can be no assurance that the Company will prevail in all the proceedings the Company is party to, or that the Company will not incur material losses from them.
Letters of Credit
The Company provides letters of credit, primarily to various insurance carriers to collateralize obligations for outstanding claims. As of December 31, 2020, the Company had approximately $2.8 million of unused letters of credit outstanding that reduce the Company's available borrowing under its 2019 Class A-1 Notes. These letters of credit expire on various dates in 2021 and are automatically renewed for an additional year if no cancellation notice is submitted.

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

A summary of shares repurchased under the 2019 Repurchase Program and the 2015 Repurchase Program, during the years ended December 31, 2020 and 2019, and cumulatively for each program, is as follows:

	Shares	Cost of shares
		(In millions)
2019 Repurchase Program:
Repurchased during the year ended December 31, 2020	459,899	$26.5
Repurchased during the year ended December 31, 2019	1,237,698	$103.3
Cumulative (life-of-program) repurchases	1,697,597	$129.8
Remaining dollar value of shares that may be repurchased	n/a	$70.2

2015 Repurchase Program:
Repurchased during the year ended December 31, 2019	110,499	$8.4
Cumulative (life-of-program) repurchases	1,589,995	$126.2
Remaining dollar value of shares that may be repurchased	n/a	n/a

Dividends
On February 20, 2020, our Board of Directors approved payment of a cash dividend of $0.76 per share of common stock, payable at the close of business on April 3, 2020 to the stockholders of record as of the close of business on March 20, 2020. Dividends were not declared for the second, third and fourth quarters of 2020.

During the fiscal years ended December 31, 2020, 2019 and 2018, the Company declared and paid dividends on common stock as follows:

Year ended December 31, 2020	Declaration Date	Payment Date	Dividends declared per share	Dividends paid per share	Total dividends paid(1)
					(In millions)
Payment of prior year declaration	(2)	January 10, 2020	—	$0.69	$11.7
First quarter	February 20, 2020	April 3, 2020	$0.76	0.76	12.7
Total			$0.76	$1.45	$24.4

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

12. Stockholders' Deficit (Continued)

Year ended December 31, 2019	Declaration Date	Payment Date	Dividends declared per share	Dividends paid per share	Total dividends paid(1)
Payment of prior year declaration	(3)	January 4, 2019	—	$0.63	$11.4
First quarter	February 20, 2019	April 5, 2019	$0.69	0.69	12.5
Second quarter	May 13, 2019	July 12, 2019	0.69	0.69	12.2
Third quarter	August 1, 2019	October 4, 2019	0.69	0.69	11.8
Fourth quarter	October 8, 2019	(2)	0.69	—	—
Total			$2.76	$2.70	$47.9

Year ended December 31, 2018
Payment of prior year declaration	(4)	January 5, 2018	$—	$0.97	$17.7
First quarter	February 14, 2018	April 6, 2018	$0.63	0.63	11.5
Second quarter	May 14, 2018	July 6, 2018	0.63	0.63	11.4
Third quarter	August 2, 2018	October 5, 2018	0.63	0.63	11.4
Fourth quarter	October 6, 2018	(3)	0.63	—	—
Total			$2.52	$2.86	$52.0
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

Dividends recorded during the fiscal years ended December 31, 2020, 2019 and 2018 were as follows:

	Year Ended December 31,
	2020	2019	2018
	(In millions)
Dividends declared from retained earnings	$12.7	$48.1	$—
Dividends declared from additional paid-in capital	$—	$—	$44.7

Treasury Stock
Repurchases of the Company's common stock are included in treasury stock at the cost of shares repurchased plus any transaction costs. Treasury stock may be re-issued when vested stock options are exercised, when restricted stock awards are granted and when restricted stock units settle in stock upon vesting. The cost of treasury stock re-issued is determined on the first-in, first-out (“FIFO”) method. The Company re-issued 433,477 shares, 285,302 shares and 167,396 shares, respectively, during the years ended December 31, 2020, 2019 and 2018 at a total FIFO cost of $19.4 million, $12.5 million and $6.5 million, respectively.

13. Long-lived Tangible Asset Impairment and Closure Charges

Long-lived tangible asset impairment and closure charges for the years ended December 31, 2020, 2019 and 2018 were as follows:

	Year Ended December 31,
	December 31, 2020	2019	2018
	(In millions)
Long-lived tangible asset impairment	$22.3	$—	$0.1
Closure charges	3.0	1.5	2.0
Total long-lived tangible asset impairment and closure charges	$25.3	$1.5	$2.1

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

13. Long-lived Tangible Asset Impairment and Closure Charges (continued)

Long-lived Tangible Asset Impairment

The long-lived asset impairment for the year ended December 31, 2020 related to 29 Applebee's company-operated restaurants and 41 IHOP franchisee-operated restaurants for which the carrying amount exceeded the undiscounted cash flows. The primary method of estimating fair value is based on a discounted cash flow analysis. The Company also considers factors such as the number of years the restaurant has been in operation, sales trends, cash flow trends, remaining lease life and other factors which apply on a case-by-case basis. For locations owned by the Company, current purchase offers, if any, or valuations from independent third party sources are utilized, if available. The analysis is performed at the restaurant level for indicators of permanent impairment. The impairment recorded represents the difference between the carrying value and the estimated fair value. Approximately $15.1 million of the total impairment related to operating lease right-of-use assets that had been recorded in 2019 upon adoption of new lease accounting guidance codified in ASC 842, while $7.2 million related to impairments of land, building, leasehold improvements and finance leases. The impairments by individual property varied in amount, ranging from the largest single-property impairment of $1.3 million to less than $5,000.
There were no long-lived tangible asset impairment charges for the year ended December 31, 2019. Long-lived tangible asset impairment charges for the year ended December 31, 2018 were insignificant.

Closure Charges

Approximately $1.6 million of closure charges for the year ended December 31, 2020 related to seven IHOP restaurants closed during 2020, with the remainder primarily related to adjustments to the reserve for IHOP and Applebee's restaurants closed prior to 2020. Approximately $0.5 million of closure charges for the year ended December 31, 2019 related to two IHOP restaurants and one Applebee's restaurant closed during 2019, with the remainder primarily related to adjustments to the reserve for IHOP and Applebee's restaurants closed prior to 2019. Approximately $1.8 million of closure charges for the year ended December 31, 2018 related to one IHOP franchise restaurant closed during 2018, with the remainder primarily related to adjustments to the reserve for IHOP and Applebee's restaurants closed prior to 2018.

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

The Dine Brands Global, Inc. 2016 Stock Incentive Plan (the “2016 Plan”) was adopted in 2016 to permit the issuance of up to 3,750,000 shares of the Company’s common stock for incentive stock awards. The 2016 Plan was terminated upon adoption of the 2019 Plan, but there are stock options (vested and unvested) and unvested restricted stock and restricted stock units issued under the 2016 Plan that are outstanding as of December 31, 2020.
The DineEquity, Inc. 2011 Stock Incentive Plan (the “2011 Plan”) was adopted in 2011 to permit the issuance of up to 1,500,000 shares of the Company’s common stock for incentive stock awards. The 2011 Plan was terminated upon adoption of the 2016 Plan, but there are vested stock options issued under the 2011 Plan that are outstanding as of December 31, 2020.
The 2019 Plan, 2016 Plan and the 2011 Plan are collectively referred to as the “Plans.”
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
The following table summarizes the Company's stock-based compensation expense included as a component of general and administrative expenses in the consolidated financial statements:

	Year Ended December 31,
	2020	2019	2018
	(In millions)
Total stock-based compensation expense:
Equity classified awards expense	$12.6	$10.9	$10.6
Liability classified awards expense	1.0	3.2	3.1
Total pretax stock-based compensation expense	13.6	14.1	13.7
Book income tax benefit	(3.4)	(3.5)	(3.5)
Total stock-based compensation expense, net of tax	$10.2	$10.6	$10.2
As of December 31, 2020, total unrecognized compensation cost related to restricted stock and restricted stock units of $16.5 million and $2.6 million related to stock options is expected to be recognized over a weighted average period of approximately 1.2 years for restricted stock and restricted stock units and 1.3 years for stock options.
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
The Company granted 167,969 stock options during the year ended December 31, 2020 for which the fair value was estimated using a Black-Scholes option pricing model. The following table summarizes the assumptions used in the Black-Scholes model:

	2020	2019	2018
Risk free interest rate	1.2%	2.5%	2.6%
Weighted average historical volatility	30.5%	30.3%	26.1%
Dividend yield	3.5%	2.8%	3.6%
Expected years until exercise	4.6	4.7	4.6
Weighted average fair value of options granted	$17.53	$21.93	$11.94

The Company granted 25,330 performance-based stock options and 55,245 performance-based restricted stock units during the year ended December 31, 2018, with performance periods ranging from 36 to 40 months. The following summarizes the assumptions used in estimating the fair values:

2018
Risk free interest rate	2.5%
Weighted average historical volatility	34.4%
Dividend yield	3.4%
Expected years until exercise	3.0
Weighted average fair value of options granted	$9.79
Weighted average fair value of restricted stock units granted	$53.72

As of December 31, 2020, all of the stock options and 26,670 of the restricted stock units have been forfeited.

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

14. Stock-Based Incentive Plans (Continued)

Stock option activity for the years ended December 31, 2020, 2019 and 2018 is summarized as follows:

	Number of Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Millions)
Outstanding at December 31, 2017	1,272,048	$61.44
Granted	248,899	69.12
Exercised	(74,930)	52.43
Forfeited	(6,309)	68.80
Outstanding at December 31, 2018	1,439,708	63.21
Granted	132,832	98.97
Exercised	(211,352)	57.36
Forfeited	(106,745)	72.19
Expired	(37,005)	93.06
Outstanding at December 31, 2019	1,217,438	66.43
Granted	167,969	87.17
Exercised	(270,024)	76.01
Forfeited	(45,247)	86.39
Expired	(55,466)	107.78
Outstanding at December 31, 2020	1,014,670	$64.16	6.4	$7.0
Vested and Expected to Vest at December 31, 2020	996,118	$63.71	6.4	$7.0
Exercisable at December 31, 2020	415,914	$70.43	5.0	$0.9
The total intrinsic value of options exercised during the years ended December 31, 2020, 2019 and 2018 was $4.3 million, $6.9 million and $2.4 million, respectively.
Cash received from options exercised under all stock-based payment arrangements for the years ended December 31, 2020, 2019 and 2018 was $20.5 million, $12.0 million and $3.9 million, respectively. The actual tax benefit realized for the tax deduction from option exercises under the stock-based payment arrangements totaled $1.1 million, $1.8 million and $0.6 million, respectively, for the years ended December 31, 2020, 2019 and 2018.
Equity Classified Awards - Restricted Stock and Restricted Stock Units
Activity in equity classified awards of restricted stock and restricted stock units for the years ended December 31, 2020, 2019 and 2018 is as follows:

	Shares of Restricted Stock	Weighted Average Grant-Date Per Share Fair Value	Restricted Stock Units	Weighted Average Grant-Date Per Share Fair Value
Outstanding at December 31, 2017	275,191	$65.97	303,348	$28.39
Granted	92,466	69.20	86,990	57.21
Released	(74,253)	81.07	(15,737)	98.54
Forfeited	(26,162)	61.27	(72)	53.49
Outstanding at December 31, 2018	267,242	64.21	374,529	31.05
Granted	75,556	96.86	23,427	95.77
Released	(76,962)	76.25	(12,347)	90.34
Forfeited	(41,321)	67.20	(27,802)	34.53
Outstanding at December 31, 2019	224,515	70.52	357,807	30.35
Granted	163,522	73.68	30,997	77.33
Released	(95,211)	55.75	(33,234)	63.98
Forfeited	(38,495)	85.03	—	—
Outstanding at December 31, 2020	254,331	$76.50	355,570	$28.01

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

14. Stock-Based Incentive Plans (Continued)

Liability Classified Awards - Cash-settled Restricted Stock Units

The Company has granted cash-settled restricted stock units to certain employees. These instruments are recorded as liabilities at fair value as of the respective period end.

Cash-Settled Restricted Stock Units
Outstanding at December 31, 2019	63,852
Granted	2,658
Released	(1,426)
Forfeited	(12,128)
Outstanding at December 31, 2020	52,956
For the years ended December 31, 2020, 2019 and 2018, $0.3 million, $1.6 million and, $0.8 million respectively, was included as stock-based compensation expense related to cash-settled restricted stock units.

Liability Classified Awards - Long-Term Incentive Awards
The Company has granted cash long-term incentive awards to certain employees (“LTIP awards”). Annual LTIP awards vest over a three-year period and are determined using a multiplier from 0% to 200% of the target award based on the total stockholder return of the Company's common stock compared to the total stockholder returns of a peer group of companies. Though LTIP awards are only paid in cash, since the multiplier is primarily based on the price of the Company's common stock, the awards are considered stock-based compensation in accordance with U.S. GAAP and are classified as liabilities. For the years ended December 31, 2020, 2019 and 2018, expense of $0.7 million, $1.7 million and $2.3 million, respectively, was included in stock-based compensation expense related to the LTIP awards. At December 31, 2020 and 2019, liabilities of $2.1 million and $2.9 million, respectively, were included as accrued employee compensation and benefits in the Consolidated Balance Sheets.

15. Employee Benefit Plans
401(k) Savings and Investment Plan
Effective January 1, 2013, the Company amended the Dine Brands Global, Inc. 401(k) Plan to (i) modify the Company matching formula and (ii) eliminate the one-year completed service requirement that previously had to be met to become eligible for Company matching contributions. As amended, the Company matches 100% of the first four percent of the employee's eligible compensation deferral and 50% of the next two percent of the employee's eligible compensation deferral. All contributions under this plan vest immediately. Company common stock is not an investment option for employees in the 401(k) Plan, other than shares transferred from a prior employee stock ownership plan. Substantially all of the administrative cost of the 401(k) plan is borne by the Company. The Company's matching contribution expense was $2.8 million, $3.0 million and $2.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

16. Income Taxes
The (benefit) provision for income taxes for the years ended December 31, 2020, 2019 and 2018 was as follows:

	Year Ended December 31,
	2020	2019	2018
(Benefit) provision for income taxes:	(In millions)
Current
Federal	$11.0	$31.2	$33.6
State	3.1	6.5	6.4
Foreign	1.3	1.9	2.1
	15.4	39.6	42.1
Deferred
Federal	(17.3)	(3.8)	(7.8)
State	(2.7)	(1.7)	(4.0)
	(20.0)	(5.5)	(11.8)
(Benefit) provision for income taxes	$(4.6)	$34.1	$30.3
The (benefit) provision for income taxes differs from the expected federal income tax rates as follows:

	Year Ended December 31,
	2020	2019	2018
Statutory federal income tax rate	21.0%	21.0%	21.0%
Non-deductibility of goodwill impairment	(17.9)	—	—
State and other taxes, net of federal tax benefit	1.2	2.8	3.6
Change in unrecognized tax benefits	2.0	1.8	3.3
Change in valuation allowance	(1.5)	0.5	0.4
Changes in tax rates and state tax laws	(0.4)	(0.5)	(1.6)
Change in accounting for excess tax deficiencies/benefits	0.1	(0.6)	0.1
General business credits	0.8	(1.3)	(0.2)
Other	(1.1)	0.9	0.8
Effective tax rate	4.2%	24.6%	27.4%
The Company recognized $92.2 million impairment of goodwill during the second quarter of 2020 that was not deductible for federal income tax purposes and therefore had no associated tax benefit. The impairment of goodwill lowered the 2020 effective tax rate by 17.9% when compared to the U.S. statutory rate.

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

The Company files federal income tax returns and the Company or one of its subsidiaries file income tax returns in various state and international jurisdictions. The Internal Revenue Service examination of tax years 2014 to 2016 concluded during the fourth quarter of 2020, and the Company received a refund of $12.3 million, inclusive of interest income of $1.1 million. With few exceptions, the Company is no longer subject to federal tax examinations by tax authorities for years before 2017 and state or non-United States tax examinations by tax authorities for years before 2011. The Company believes that adequate reserves have been recorded relating to all matters contained in the tax periods open to examination.

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

Note 16. Income Taxes (Continued)

Net deferred tax assets (liabilities) at December 31, 2020 and 2019 consisted of the following components:

	2020	2019
	(In millions)
Lease liability (1)	$119.6	$125.9
Employee compensation	7.5	9.2
Revenue recognition	36.6	32.8
Other	10.2	5.9
Deferred tax assets	173.9	173.8
Valuation allowance	(3.0)	(1.5)
Total deferred tax assets after valuation allowance	170.9	172.3
Recognition of franchise and equipment sales	(10.7)	(13.7)
Capitalization and depreciation (2)	(123.2)	(130.8)
Lease assets (1)	(114.2)	(125.8)
Other	(1.1)	(0.5)
Deferred tax liabilities	(249.2)	(270.8)
Net deferred tax liabilities	$(78.3)	$(98.5)
(1)Primarily related to the adoption of ASC 842
(2) Primarily related to the 2007 Applebee's acquisition.

As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regards to future realization of deferred tax assets. As of December 31, 2020, management determined it is more likely than not that the benefit from foreign tax credit carryforward and certain state deferred tax assets, including net operating loss carryforwards from the Applebee’s company-operated restaurants, will not be realized. In recognition of this risk, the Company provided a valuation allowance of $3.0 million.

The Company had gross operating loss carryforwards for state tax purposes of $13.3 million and $0.5 million as of December 31, 2020 and 2019, respectively. The net operating loss carryforwards begin to expire in 2032 if not utilized.

The total gross unrecognized tax benefit as of December 31, 2020 and 2019 was $2.2 million and $7.6 million, respectively, excluding interest, penalties and related income tax benefits. If recognized, these amounts would affect the Company's effective income tax rates.

The Company estimates the unrecognized tax benefits may decrease over the upcoming 12 months by an amount up to $0.8 million related to settlements with taxing authorities, statutes of limitations expirations and method changes. For the remaining liability, due to the uncertainties related to these tax matters, the Company is unable to make a reasonable estimate as to when cash settlement with a taxing authority will occur. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2020	2019	2018
	(In millions)
Unrecognized tax benefit as of January 1	$7.6	$5.2	$5.9
Changes for tax positions of prior years	—	2.1	3.8
Increases for tax positions related to the current year	0.2	0.5	0.4
Decreases relating to settlements and lapsing of statutes of limitations	(5.6)	(0.2)	(4.9)
Unrecognized tax benefit as of December 31	$2.2	$7.6	$5.2

As of December 31, 2020, the accrued interest was $0.9 million and accrued penalties were less than $0.1 million, excluding any related income tax benefits. As of December 31, 2019, the accrued interest and penalties were $2.5 million and less than $0.1 million, respectively, excluding any related income tax benefits. The Company recognizes interest accrued related to unrecognized tax benefits and penalties as a component of the income tax provision recognized in the Consolidated Statements of Comprehensive (Loss) Income.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act did not result in a material impact on our income tax benefit for the year ended December 31, 2020.

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

17. Net (Loss) Income Per Share
The computation of the Company's basic and diluted net (loss) income per share is as follows:

	Year Ended December 31,
	2020	2019	2018
	(In thousands, except per share data)
Numerator for basic and diluted (loss) income per common share:
Net (loss) income	$(103,994)	$104,346	$80,354
Less: Net income allocated to unvested participating restricted stock	(420)	(3,532)	(2,711)
Net (loss) income available to common stockholders - basic	(104,414)	100,814	77,643
Effect of unvested participating restricted stock	—	33	16
Numerator - (loss) income available to common shareholders - diluted	$(104,414)	$100,847	$77,659
Denominator:
Weighted average outstanding shares of common stock - basic	16,230	16,934	17,533
Effect of dilutive securities:
Stock options	—	311	256
Weighted average outstanding shares of common stock - diluted	16,230	17,245	17,789
Net (loss) income per common share:
Basic	$(6.43)	$5.95	$4.43
Diluted	$(6.43)	$5.85	$4.37

For the year ended December 31, 2020, diluted loss per common share was computed using the basic weighted average number of shares outstanding during the period as the 100,056 shares from common stock equivalents would have been antidilutive.

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

18. Segment Reporting
Information on segments and a reconciliation of gross profit to income before income tax provision is as follows:

	Year Ended December 31,
	2020	2019	2018
Revenues		(In millions)
Franchise operations	$469.5	$651.2	$643.9
Rental operations	105.9	120.7	121.9
Company restaurants	108.1	131.2	7.1
Financing operations	5.8	7.1	8.0
Total	$689.3	$910.2	$780.9

Gross profit (loss), by segment
Franchise operations	$230.5	$338.4	$313.3
Rental operations	16.4	29.9	31.2
Company restaurants	(3.5)	8.0	1.2
Financing operations	5.3	6.5	7.4
Total gross profit	248.7	382.8	353.1
Corporate and unallocated expenses, net	(357.3)	(244.3)	(242.5)
(Loss) income before income taxes	$(108.6)	$138.5	$110.6

Interest expense
Rental operations	$6.3	$7.7	$9.2
Company restaurants	2.7	2.1	0.1
Corporate	66.9	60.4	61.7
Total	$75.9	$70.2	$71.0

Depreciation and amortization
Franchise operations	$10.1	$10.3	$10.5
Rental operations	12.3	13.4	11.7
Company restaurants	7.0	6.4	0.4
Corporate	13.4	12.4	9.6
Total	$42.8	$42.5	$32.2

Impairment of goodwill and intangible assets, closure and other impairment charges
Franchise operations	$122.1	$—	$—
Company restaurants	10.5	1.5	2.1
Total	$132.6	$1.5	$2.1

Capital expenditures
Franchise operations	$—	$0.6	$—
Company restaurants	2.7	3.2	—
Corporate	8.2	15.6	14.3
Total	$10.9	$19.4	$14.3

Goodwill (franchise segment)	$251.6	$343.9	$345.3

Total assets
Franchise operations	$997.7	$1,116.2	$1,152.1
Rental operations	451.5	503.8	255.6
Company restaurants	121.1	134.3	66.5
Financing operations	49.9	72.0	73.7
Corporate	454.7	223.2	226.8
Total	$2,074.9	$2,049.5	$1,774.7

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

19. Selected Quarterly Financial Data (Unaudited)

	Revenues	Gross Profit	Net Income (Loss)	Net Income Per Share— Basic(2)	Net Income Per Share— Diluted(2)
	(In thousands, except per share amounts)
2020
1st Quarter	$206,884	$84,427	$22,328	$1.33	$1.31
2nd Quarter(1)	109,712	30,122	(134,779)	(8.33)	(8.33)
3rd Quarter	176,643	66,784	10,018	0.60	0.60
4th Quarter	196,029	67,383	(1,561)	(0.10)	(0.10)
2019
1st Quarter	$237,182	$102,571	$31,643	$1.76	$1.73
2nd Quarter	228,080	94,855	21,390	1.20	1.18
3rd Quarter	217,405	89,720	23,917	1.38	1.36
4th Quarter	227,511	95,668	27,396	1.61	1.59
______________________________________________________________________________________________________
(1) The Company recognized a pretax charge of $123.7 million for impairments of goodwill, intangible assets and long-lived assets in the second quarter of 2020. See Note 6 - Goodwill, Note 7 - Other Intangible Assets and Note 13 - Long-lived Tangible Asset Impairment and Closure Charges, of Notes to the Consolidated Financial Statements.
(2) The quarterly amounts of earnings per share may not add to the full year amount as each quarterly calculation is discrete from the full-year calculation.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 3, 2021 based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of January 3, 2021.
The effectiveness of our internal control over financial reporting as of January 3, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report that appears herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Dine Brands Global, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Dine Brands Global, Inc. and Subsidiaries’ internal control over financial reporting as of January 3, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Dine Brands Global, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 3, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 3, 2021 and December 29, 2019, the related consolidated statements of comprehensive (loss) income, stockholders’ deficit and cash flows for each of the three years in the period ended January 3, 2021, and the related notes and our report dated March 2, 2021 expressed an unqualified opinion thereon.

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
March 2, 2021

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.
None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.
The information included in the sections entitled “Corporate Governance” and “Executive Compensation-Executive Officers of the Corporation” to be set forth in our Proxy Statement for the 2021 Annual Meeting of Shareholders (“2021 Proxy Statement”) is hereby incorporated by reference into this Item.

Item 11.    Executive Compensation.
The information required included in the sections entitled “Executive Compensation” and “Director Compensation” to be set forth in our 2021 Proxy Statement is hereby incorporated by reference into this Item.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information included in the section entitled “Security Ownership of Certain Beneficial Owners and
Management” to be set forth in our 2021 Proxy Statement is hereby incorporated by reference into this Item.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2020, regarding shares outstanding and available for issuance under the Dine Brands Global, Inc. 2019 Stock Incentive Plan (the “2019 Plan”):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,014,670	$64.16	1,707,882
Equity compensation plans not approved by security holders	—	—	—
Total	1,014,670	$64.16	1,707,882
The number of securities remaining available for future issuance represents shares under the 2019 Plan. Please refer to Note 14 - Stock-Based Incentive Plans, of the Notes to the Consolidated Financial Statements for a description of the 2019 Plan.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information included in the sections entitled “Corporate Governance—Certain Relationships and Related Transactions” and “Corporate Governance—Director Independence” to be set forth in our 2021 Proxy Statement is hereby incorporated by reference into this item.

Item 14.    Principal Accountant Fees and Services.
The information included in the section entitled “Audit-Related Matters” to be set forth in our 2021 Proxy Statement is hereby incorporated by reference into this item.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.
(a)(1) Consolidated Financial Statements
The following documents are contained in Part II, Item 8 of this Annual Report on Form 10-K:
•Reports of Independent Registered Public Accounting Firm.
•Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019.
•Consolidated Statements of Comprehensive (Loss) Income for each of the three years in the period ended
December 31, 2020.
•Consolidated Statements of Stockholders' Deficit for each of the three years in the period ended
December 31, 2020.
•Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2020.
•Notes to the Consolidated Financial Statements.
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

4.3	Omnibus Supplement to Series 2019-1 Base Indenture and Series 2019-1 Supplement (Exhibit 4.1 to Registrant’s Form 10-Q filed on July 29, 2020 is incorporated herein by reference).
4.4
Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (Exhibit 4.3 to Registrant’s Form 10-K filed on February 24, 2020 is incorporated herein by reference)

†#10.1
Employment Agreement dated as of August 9, 2017 by and between the Corporation and Stephen P. Joyce (Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended September 30, 2017 is incorporated herein by reference).

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

10.73
Amendment No. 1 to Management Agreement, dated November 21, 2019, among Applebee’s Funding LLC and IHOP Funding LLC, other securitization entities party thereto from time to time, the Registrant, Applebee’s Services, Inc. and International House of Pancakes, LLC. LLC, other securitization entities party thereto from time to time, the Registrant, Applebee’s Services, Inc. and International House of Pancakes, LLC (Exhibit 10.73 to Registrant's Form 10-K for the year ended December 31, 2019 is incorporated herein by reference).

†10.74
Separation Agreement and General Release between Greggory H. Kalvin and Dine Brands Global, Inc. dated February 20, 2019 (Exhibit 10.1 to Registrant's Form 8-K filed on February 21, 2019 is incorporated herein by reference).

†10.75
Amendment to Employment Agreement, dated as of February 14, 2020, by and between the Registrant and John C. Cywinski. (Exhibit 10.75 to Registrant’s Form 10-K for the year ended December 31, 2019 is incorporated herein by reference).

*†10.76	Employment Agreement dated as of November 13, 2020 by and between the Registrant and John W. Peyton.
*†10.77	Amendment to Employment Agreement, dated as of November 16, 2020, by and between the Registrant and Stephen P. Joyce.
*21	Subsidiaries of Dine Brands Global, Inc.
*23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
*31.1	Certification of CEO pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
*31.2	Certification of CFO pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
*32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Schema Document.***
101.CAL	Inline XBRL Calculation Linkbase Document.***
101.DEF	Inline XBRL Definition Linkbase Document.***
101.LAB	Inline XBRL Label Linkbase Document.***
101.PRE	Inline XBRL Presentation Linkbase Document.***
104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
__________________________________
*    Filed herewith.
**    The certifications attached as Exhibits 32.1 and 32.2 accompany this Annual Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
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

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 2nd day of March, 2021.

DINE BRANDS GLOBAL, INC.
By:	/s/ JOHN W. PEYTON
John W. Peyton Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities indicated, on this 2nd day of March, 2021.

Name	Title

/s/ JOHN W. PEYTON	Chief Executive Officer (Principal Executive Officer), Director
John W. Peyton

/s/ ALLISON HALL	Interim Chief Financial Officer (Principal Financial Officer)
Allison Hall

/s/ RICHARD J. DAHL	Chairman, Director
Richard J. Dahl

/s/ HOWARD M. BERK	Director
Howard M. Berk

/s/ DANIEL J. BRESTLE	Director
Daniel J. Brestle

/s/ SUSAN M. COLLYNS	Director
Susan M. Collyns

/s/ MICHAEL C. HYTER	Director
Michael C. Hyter

/s/ LARRY A. KAY	Director
Larry A. Kay

/s/ CAROLINE W. NAHAS	Director
Caroline W. Nahas

/s/ DOUGLAS M. PASQUALE	Director
Douglas M. Pasquale

/s/ GILBERT T. RAY	Director
Gilbert T. Ray

/s/ LILIAN C. TOMOVICH	Director
Lilian C.Tomovich