Form 10-Q
period 2021-03-31
Dine Brands Global, Inc.
filed 2021-05-05
CIK 49754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
 (Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2021
 OR
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

As of April 28, 2021, the Registrant had 17,157,339 shares of Common Stock outstanding.

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

Factors that could cause actual results to differ materially from the projections, forecasts, estimates and expectations discussed in this Quarterly Report on Form 10-Q include, among other things: uncertainty regarding the duration and severity of the ongoing COVID-19 pandemic and its ultimate impact on our business; general economic conditions; our level of indebtedness; compliance with the terms of our securitized debt; our ability to refinance our current indebtedness or obtain additional financing; our dependence on information technology; potential cyber incidents; the implementation of restaurant development plans; our dependence on our franchisees; the concentration of our Applebee’s franchised restaurants in a limited number of franchisees; the financial health of our franchisees, including any insolvency or bankruptcy; credit risks from our IHOP franchisees operating under our previous IHOP business model in which we built and equipped IHOP restaurants and then franchised them to franchisees; insufficient insurance coverage to cover potential risks associated with the ownership and operation of restaurants; our franchisees’ and other licensees’ compliance with our quality standards and trademark usage; general risks associated with the restaurant industry; potential harm to our brands’ reputation; risks of food-borne illness or food tampering; possible future impairment charges; trading volatility and fluctuations in the price of our stock; our ability to achieve the financial guidance we provide to investors; successful implementation of our business strategy; the availability of suitable locations for new restaurants; shortages or interruptions in the supply or delivery of products from third parties or availability of utilities; the management and forecasting of appropriate inventory levels; development and implementation of innovative marketing and use of social media; changing health or dietary preference of consumers; risks associated with doing business in international markets; the results of litigation and other legal proceedings; third-party claims with respect to intellectual property assets; delivery initiatives and use of third-party delivery vendors; our allocation of human capital and our ability to attract and retain management and other key employees; compliance with federal, state and local governmental regulations; risks associated with our self-insurance; natural disasters or other serious incidents; our success with development initiatives outside of our core business; the adequacy of our internal controls over financial reporting and future changes in accounting standards; and other matters in the “Risk Factors” section of this report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and in our other filings with the Securities and Exchange Commission, many of which are beyond our control.

Fiscal Quarter End

The Company’s fiscal quarters end on the Sunday closest to the last day of each calendar quarter. For convenience, the fiscal quarters of each year are referred to as ending on March 31, June 30, September 30 and December 31. The first fiscal quarter of 2021 began on January 4, 2021 and ended on April 4, 2021. The first fiscal quarter of 2020 began on December 30, 2019 and ended on March 29, 2020.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.
Dine Brands Global, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

Assets
	March 31, 2021	December 31, 2020
	(Unaudited)
Current assets:
Cash and cash equivalents	$179,567	$383,369
Receivables, net of allowance of $11,854 (2021) and $15,057 (2020)	107,387	121,897
Restricted cash	60,063	39,884
Prepaid gift card costs	22,581	29,080
Prepaid income taxes	6,940	6,178
Other current assets	9,171	6,098
Total current assets	385,709	586,506
Other intangible assets, net	547,098	549,671
Operating lease right-of-use assets	338,572	346,086
Goodwill	251,628	251,628
Property and equipment, net	182,661	187,977
Long-term receivables, net of allowance of $6,455 (2021) and $7,999 (2020)	51,605	54,512
Deferred rent receivable	54,713	56,449
Non-current restricted cash	32,800	32,800
Other non-current assets, net	11,503	9,316
Total assets	$1,856,289	$2,074,945
Liabilities and Stockholders’ Deficit
Current liabilities:
Current maturities of long-term debt	$13,000	$13,000
Accounts payable	33,522	37,424
Gift card liability	121,814	144,159
Current maturities of operating lease obligations	70,270	69,672
Current maturities of finance lease and financing obligations	11,052	11,293
Accrued employee compensation and benefits	14,554	21,237
Deferred franchise revenue, short-term	8,990	7,682
Accrued advertising	44,477	21,641
Other accrued expenses	17,417	22,460
Total current liabilities	335,096	348,568
Long-term debt	1,271,438	1,491,996
Operating lease obligations, less current maturities	334,361	345,163
Finance lease obligations, less current maturities	66,234	69,012
Financing obligations, less current maturities	32,598	32,797
Deferred income taxes, net	70,006	78,293
Deferred franchise revenue, long-term	49,364	52,237
Other non-current liabilities	14,594	11,530
Total liabilities	2,173,691	2,429,596
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $1 par value, 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; shares: 40,000,000 authorized; March 31, 2021 - 25,033,181 issued, 17,142,367 outstanding; December 31, 2020 - 24,882,122 issued, 16,452,174 outstanding	250	249
Additional paid-in-capital	247,498	257,625
Accumulated deficit	(29,950)	(55,553)
Accumulated other comprehensive loss	(56)	(55)
Treasury stock, at cost; shares: March 31, 2021 - 7,890,814; December 31, 2020 - 8,429,948	(535,144)	(556,917)
Total stockholders’ deficit	(317,402)	(354,651)
Total liabilities and stockholders’ deficit	$1,856,289	$2,074,945
 See the accompanying Notes to Consolidated Financial Statements.

Dine Brands Global, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31, 2021
	2021	2020
Revenues:
Franchise revenues:
Royalties, franchise fees and other	$80,091	$83,314
Advertising revenues	60,885	61,723
Total franchise revenues	140,976	145,037
Company restaurant sales	35,949	31,300
Rental revenues	26,142	29,009
Financing revenues	1,132	1,538
Total revenues	204,199	206,884
Cost of revenues:
Franchise expenses:
Advertising expenses	60,885	61,723
Bad debt (credit) expense	(1,993)	518
Other franchise expenses	6,051	7,209
Total franchise expenses	64,943	69,450
Company restaurant expenses	32,884	30,332
Rental expenses:
Interest expense from finance leases	962	1,210
Other rental expenses	19,996	21,323
Total rental expenses	20,958	22,533
Financing expenses	128	142
Total cost of revenues	118,913	122,457
Gross profit	85,286	84,427
General and administrative expenses	39,911	37,608
Interest expense, net	16,496	15,172
Closure and impairment charges (credit)	2,010	(12)
Amortization of intangible assets	2,688	2,826
Loss (gain) on disposition of assets	167	(233)
Income before income taxes	24,014	29,066
Income tax benefit (provision)	1,589	(6,738)
Net income	25,603	22,328
Other comprehensive income net of tax:
Foreign currency translation adjustment	(1)	—
Total comprehensive income	$25,602	$22,328
Net income available to common stockholders:
Net income	$25,603	$22,328
Less: Net income allocated to unvested participating restricted stock	(548)	(748)
Net income available to common stockholders	$25,055	$21,580

Net income available to common stockholders per share:
Basic	$1.52	$1.33
Diluted	$1.51	$1.31
Weighted average shares outstanding:
Basic	16,460	16,263
Diluted	16,630	16,470
See the accompanying Notes to Consolidated Financial Statements.

Dine Brands Global, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Deficit
(In thousands)
(Unaudited)

	Three Months ended March 31, 2020
	Common Stock				Accumulated Other Comprehensive Loss	Treasury Stock
	Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings		Shares	Cost	Total
Balance at December 31, 2019	16,522	$249	$246,192	$61,653	$(58)	8,404	$(549,810)	$(241,774)
Adoption of credit loss accounting guidance	—	—	—	(497)	—	—	—	(497)
Net income	—	—	—	22,328	—	—	—	22,328
Purchase of Company common stock	(460)	—	—	—	—	460	(26,527)	(26,527)
Reissuance of treasury stock	367	—	3,967	—	—	(368)	16,557	20,524
Net issuance of shares for stock plans	18	—	—	—	—	—	—	—
Repurchase of restricted shares for taxes	(26)	—	(2,000)	—	—	—	—	(2,000)
Stock-based compensation	—	—	4,038	—	—	—	—	4,038
Dividends on common stock	—	—	246	(12,715)	—	—	—	(12,469)
Balance at March 31, 2020	16,421	$249	$252,443	$70,769	$(58)	8,496	$(559,780)	$(236,377)

	Three Months ended March 31, 2021
	Common Stock				Accumulated Other Comprehensive Loss	Treasury Stock
	Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)		Shares	Cost	Total
Balance at December 31, 2020	16,452	$249	$257,625	$(55,553)	$(55)	8,430	$(556,917)	$(354,651)
Net income	—	—	—	25,603	—	—	—	25,603
Other comprehensive loss	—	—	—	—	(1)	—	—	(1)
Reissuance of treasury stock	539	1	(2,290)	—	—	(539)	21,773	19,484
Net issuance of shares for stock plans	166	—	—	—	—	—	—	—
Repurchase of restricted shares for taxes	(15)	—	(1,220)	—	—	—	—	(1,220)
Stock-based compensation	—	—	3,094	—	—	—	—	3,094
Tax withheld related to settlement of restricted stock units	—	—	(9,711)	—	—	—	—	(9,711)
Balance at March 31, 2021	17,142	$250	$247,498	$(29,950)	$(56)	7,891	$(535,144)	$(317,402)

See the accompanying Notes to Consolidated Financial Statements.

Dine Brands Global, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net income	$25,603	$22,328
Adjustments to reconcile net income to cash flows provided by operating activities:
Non-cash closure and impairment charges (credit)	1,959	(12)
Depreciation and amortization	9,995	10,641
Non-cash stock-based compensation expense	3,094	4,038
Non-cash interest expense	712	655
Deferred income taxes	(8,267)	(10,491)
Deferred revenue	(1,565)	(1,417)
Loss (gain) on disposition of assets	167	(227)
Other	(1,580)	(1,293)
Changes in operating assets and liabilities:
Accounts receivable, net	(4,323)	12,077
Current income tax receivables and payables	(552)	6,443
Gift card receivables and payables	(3,246)	11,693
Other current assets	(3,072)	(2,347)
Accounts payable	809	(12,748)
Accrued employee compensation and benefits	(6,968)	(12,190)
Accrued advertising	22,836	(4,719)
Other current liabilities	(5,037)	7,214
Cash flows provided by operating activities	30,565	29,645
Cash flows from investing activities:
Principal receipts from notes, equipment contracts and other long-term receivables	4,651	5,544
Net additions to property and equipment	(2,357)	(5,084)
Proceeds from sale of property and equipment	946	6
Additions to long-term receivables	—	(1,511)
Other	(110)	(195)
Cash flows provided by (used in) investing activities	3,130	(1,240)
Cash flows from financing activities:
Repayment of long-term debt	(3,250)	—
Borrowing from revolving credit facility	—	220,000
Repayment of revolving credit facility	(220,000)	—
Dividends paid on common stock	—	(11,451)
Repurchase of common stock	—	(29,853)
Principal payments on finance lease obligations	(2,621)	(2,981)
Proceeds from stock options exercised	19,484	20,524
Tax payments for restricted stock upon vesting	(1,220)	(2,000)
Tax payments for share settlement of restricted stock units	(9,711)	—
Cash flows (used in) provided by financing activities	(217,318)	194,239
Net change in cash, cash equivalents and restricted cash	(183,623)	222,644
Cash, cash equivalents and restricted cash at beginning of period	456,053	172,475
Cash, cash equivalents and restricted cash at end of period	$272,430	$395,119
Supplemental disclosures:
Interest paid in cash	$17,240	$16,446
Income taxes paid in cash	$7,441	$10,818
Non-cash conversion of accounts receivable to notes receivable	$1,269	$—
See the accompanying Notes to Consolidated Financial Statements.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1. General

The accompanying unaudited consolidated financial statements of Dine Brands Global, Inc. (the “Company” or “Dine Brands Global”) have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2021.

The consolidated balance sheet at December 31, 2020 has been derived from the audited consolidated financial statements at that date but does not include all of information and footnotes required by U.S. GAAP for complete financial statements.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

2. Basis of Presentation

The Company’s fiscal quarters end on the Sunday closest to the last day of each calendar quarter. For convenience, the fiscal quarters of each year are referred to as ending on March 31, June 30, September 30 and December 31. The first fiscal quarter of 2021 began on January 4, 2021 and ended on April 4, 2021. The first fiscal quarter of 2020 began on December 30, 2019 and ended on March 29, 2020.

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries that are consolidated in accordance with U.S. GAAP. All intercompany balances and transactions have been eliminated.

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make assumptions and estimates that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities, if any, at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates may include the calculation and assessment of the following: impairment of goodwill, other intangible assets and tangible assets; income taxes; allowance for credit losses on accounts and notes receivables; lease accounting estimates; contingencies; and stock-based compensation. On an ongoing basis, the Company evaluates its estimates based on historical experience, current conditions and various other assumptions that are believed to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates.

Risks and Uncertainties

The Company was subject to risks and uncertainties as a result of the continuing outbreak of a novel strain of coronavirus, designated “COVID-19.” The extent of the continued impact of the COVID-19 pandemic on the Company's business is highly uncertain and difficult to predict, as measures taken in response to and the effect of the pandemic has varied and continues to vary by state and municipalities within states. Assessments of the success of measures taken and the timing of any further restrictions, or lifting of such restrictions, is rapidly evolving. The Company first began to experience impacts from COVID-19 in March 2020, as federal, state, local and international governments began to react to the public health crisis by encouraging “social distancing” and requiring, in varying degrees, restaurant dine-in limitations and other restrictions that largely limited the restaurants of the Company's franchisees and its company-operated restaurants to take-out and delivery sales. Subsequently, government-imposed dine-in restrictions have been relaxed in many of the locations in which the Company operates as incidents of infection decline within the respective governmental jurisdictions, although dining room capacity continues to be limited to 50% or less at over two-thirds of the Company's restaurants as of March 31, 2021.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2. Basis of Presentation (Continued)

The Company took several actions to mitigate the effects of the COVID-19 pandemic on its operations and its franchisees, as follows: (i) drew down $220 million from its revolving credit facility in March 2020 and repaid the borrowing in March 2021;(ii) suspended repurchases of common stock; (iii) the Company's Board of Directors has not declared dividends after the first quarter of 2020; (iv) voluntarily increased the interest reserve for securitized debt from the required $16.4 million (approximately one quarter of estimated interest) to $32.8 million; (v) deferred franchisee payment of royalty, advertising and other fees, and lease obligations for up to two months on a case-by-case basis; (vi) deferred franchisee remodel and development obligations for up to 15 months; and (vii) negotiated deferrals and abatements for properties on which the Company was lessee.

The severity of the continued impact of the COVID-19 pandemic on the Company's business will depend on a number of factors, including, but not limited to, how long the pandemic will last, whether/when recurrences of the virus and variants of the virus may arise, the availability and acceptance of vaccines, what restrictions on in-restaurant dining may be imposed or re-imposed, the timing and extent of customer re-engagement with the Company's brands and, in general, what the short- and long-term impact on consumer discretionary spending the COVID-19 pandemic might have on the Company and the restaurant industry as a whole, all of which are uncertain and cannot be predicted. The Company's future results of operations and liquidity could adversely be impacted by the length of time dine-in restrictions remain in place and the success of any initiatives or programs that the Company may undertake to address financial and operational challenges faced by itself and its franchisees. As such, the extent to which the COVID-19 pandemic may continue to materially impact the Company's financial condition, liquidity, or results of operations is highly uncertain.

3. Accounting Standards Adopted and Newly Issued Accounting Standards Not Yet Adopted

Accounting Standards Adopted in the Current Fiscal Year

In December 2019, the Financial Accounting Standards Board (“FASB”) issued new guidance intended to simplify the accounting for income taxes, change the accounting for certain income tax transactions, and make other minor changes. The Company adopted the new guidance at the beginning of the first fiscal quarter of 2021. Adoption did not have any material effect on the consolidated financial statements.

Additional new accounting guidance became effective for the Company as of the beginning of fiscal 2021 that the Company reviewed and concluded was either not applicable to its operations or had no material effect on its consolidated financial statements in the current or future fiscal years.

Newly Issued Accounting Standards Not Yet Adopted

In March 2020, with an update in January 2021, the FASB issued guidance which provides optional expedients and exceptions for applying current U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued. The guidance can be adopted immediately and is applicable to contracts entered into on or before December 31, 2022. We are currently evaluating our contracts that reference LIBOR and the potential effects of adopting this new guidance.

The Company reviewed all other newly issued accounting pronouncements and concluded that they either are not applicable to the Company's operations or that no material effect is expected on the Company's financial statements when adoption is required in the future.

4. Revenue Disclosures

Franchise revenue and revenue from company-operated restaurants are recognized in accordance with current guidance for revenue recognition as codified in Accounting Standards Topic 606 (“ASC 606”). Under ASC 606, revenue is recognized upon transfer of control of promised services or goods to customers in an amount that reflects the consideration the Company expects to receive for those services or goods.

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

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

4. Revenue Disclosures (Continued)

The following table disaggregates franchise revenue by major type for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
	2021	2020
	(In thousands)
Franchise Revenue:
Royalties	$65,767	$67,600
Advertising fees	60,885	61,723
Pancake and waffle dry mix sales and other	10,890	12,848
Franchise and development fees	3,434	2,866
Total franchise revenue	$140,976	$145,037

Accounts and other receivables from franchisees as of March 31, 2021 and December 31, 2020 were $79.5 million (net of allowance of $7.7 million) and $76.3 million (net of allowance of $11.4 million), respectively, and were included in receivables, net in the Consolidated Balance Sheets.

Changes in the Company's contract liability for deferred franchise and development fees during the three months ended March 31, 2021 are as follows:

Deferred Franchise Revenue (short- and long-term)
(In thousands)
Balance at December 31, 2020	$59,919
Recognized as revenue during the three months ended March 31, 2021	(3,354)
Fees deferred during the three months ended March 31, 2021	1,789
Balance at March 31, 2021	$58,354
The balance of deferred revenue as of March 31, 2021 is expected to be recognized as follows:

(In thousands)
Remainder of 2021	$7,931
2022	7,130
2023	6,629
2024	6,044
2025	5,268
Thereafter	25,352
Total	$58,354

5. Current Expected Credit Losses

The CECL reserve methodology requires companies to measure expected credit losses on financial instruments based on the total estimated amount to be collected over the lifetime of the instrument. Under the CECL model, reserves may be established against financial asset balances even if the risk of loss is remote or has not yet manifested itself. The Company records specific reserves against account balances of franchisees deemed at-risk when a potential loss is likely or imminent as a result of prolonged payment delinquency (greater than 90 days past due) and where notable credit deterioration has become evident. For financial assets that are not currently deemed at-risk, an allowance is recorded based on expected loss rates derived pursuant to the Company's CECL methodology that assesses four components - historical losses, current conditions, reasonable and supportable forecasts, and a reversion to history, if applicable.

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

Notes Receivable

Notes receivable balances primarily relate to the conversion of certain Applebee's franchisee accounts receivable to notes receivable, cash loans to franchisees for working capital purposes, a note receivable in connection with the sale of IHOP company restaurants and IHOP franchise fee and other notes. The notes are typically collateralized by the franchise. A significant portion of these notes have specific reserves recorded against them amounting to $9.4 million as of March 31, 2021.

Equipment Leases Receivable

Equipment leases receivable also relate to IHOP franchise development activity prior to 2003. Equipment lease contracts are collateralized by the equipment in the restaurant. The estimated fair value of the equipment collateralizing these lease contracts are not deemed to be significant given the very seasoned and mature nature of this portfolio. The weighted average remaining life of the Company’s equipment leases is 5.2 years as of March 31, 2021.

Direct Financing Leases Receivable
Direct financing lease receivables relate to IHOP franchise development activity prior to 2003 when IHOP typically leased or purchased the restaurant site, built and equipped the restaurant, then franchised the restaurant to a franchisee. IHOP provided the financing for leasing or subleasing the site. Direct financing leases at March 31, 2021, comprised 85 leases with a weighted average remaining life of 4.1 years, and relate to locations that IHOP is leasing from third parties and subleasing to franchisees.

Distributor Receivables

Receivables due from distributors are related to the sale of IHOP’s proprietary pancake and waffle dry mix to franchisees through the Company’s network of suppliers and distributors and are included as part of Other receivables.

	March 31, 2021	December 31, 2020
	(In millions)
Accounts receivable	$84.8	$85.7
Gift card receivables	5.4	22.5
Notes receivable	20.4	18.6
Financing receivables:
Equipment leases receivable	40.8	43.9
Direct financing leases receivable	20.1	22.7
Franchise fee notes receivable	0.1	0.1
Other	5.7	6.0
	177.3	199.5
Less: allowance for credit losses	(18.3)	(23.1)
	159.0	176.4
Less: current portion	(107.4)	(121.9)
Long-term receivables	$51.6	$54.5

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

5. Current Expected Credit Losses (Continued)

Changes in the allowance for credit losses during the three months ended March 31, 2021 were as follows:

	Accounts Receivable	Notes receivable, short-term	Notes receivable, long-term	Lease Receivables	Equipment Notes	Other (1)	Total
	(In millions)
Balance, December 31, 2020	$11.2	$3.6	$5.3	$0.4	$2.3	$0.3	$23.1
Bad debt (credit) expense for the three months ended March 31, 2021	(2.0)	0.5	(0.0)	(0.3)	(0.1)	(0.1)	(2.0)
Advertising provision adjustment	(1.4)	(0.0)	—	—	—	—	(1.4)
Write-offs	(0.2)	—	—	0.0	(1.2)	—	(1.4)
Recoveries	—	—	—	0.0	—	—	0.0
Balance, March 31, 2021	$7.6	$4.1	$5.3	$0.1	$1.0	$0.2	$18.3
(1) Primarily distributor receivables, gift card receivables and credit card receivables

The Company's primary credit quality indicator for all portfolio segments is delinquency. The delinquency status of receivables (other than accounts receivable, gift card receivables and distributor receivables) at March 31, 2021 was as follows:

	Notes receivable, short-term	Notes receivable, long-term	Lease Receivables	Equipment Notes	Other (1)	Total
	(In millions)
Current	$5.2	$12.7	$20.1	$40.8	$2.2	$81.0
30-59 days	0.1	—	—	—	—	0.1
60-89 days	0.1	—	—	—	—	0.1
90-119 days	0.1	—	—	—	—	0.1
120+ days	2.2	—	—	—	—	2.2
Total	$7.7	$12.7	$20.1	$40.8	$2.2	$83.5
(1) Primarily credit card receivables

The year of origination of the Company's financing receivables is as follows:

	Notes receivable, short and long-term	Lease Receivables	Equipment Notes	Total
	(In millions)
2021	$2.2	$—	$—	$2.2
2020	1.2	1.5	—	2.7
2019	2.6	0.9	—	3.5
2018	8.0	—	—	8.0
2017	6.3	—	—	6.3
2016	0.1	17.7	40.8	58.6
Total	$20.4	$20.1	$40.8	$81.3

The Company does not place its financing receivables in non-accrual status.

6. Lease Disclosures

The Company engages in leasing activity as both a lessee and a lessor. The Company currently leases from third parties the real property on which approximately 550 IHOP franchisee-operated restaurants and one Applebee's franchisee-operated restaurant are located; the Company (as lessor) subleases the property to the franchisees that operate those restaurants. The Company also leases property it owns to the franchisees that operate approximately 55 IHOP restaurants and one Applebee's restaurant. The Company leases from third parties the real property on which 69 Applebee's company-operated restaurants are located. The Company also leases office space for its principal corporate office in Glendale, California and restaurant support centers in Kansas City, Missouri and Raleigh, North Carolina. The Company does not have a significant amount of non-real estate leases.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

6. Lease Disclosures (Continued)

The Company's existing leases/subleases related to IHOP restaurants generally provide for an initial term of 20 to 25 years, with most having one or more five-year renewal options. Leases related to Applebee's restaurants generally have an initial term of 10 to 20 years, with renewal terms of five to 20 years. Option periods were not included in determining liabilities and right-of-use assets related to operating leases. Approximately 240 of the Company's leases met the sales levels that required variable rent payments to the Company (as lessor), based on a percentage of restaurant sales during the three months ended March 31, 2021. Approximately 30 of the leases met the sales levels that required variable rent payments by the Company (as lessee), based on a percentage of restaurant sales during the three months ended March 31, 2021.

The Company's lease cost for the three months ended March 31, 2021 and 2020 was as follows:

	Three months ended March 31,
	2021	2020
	(In millions)
Finance lease cost:
Amortization of right-of-use assets	$1.2	$1.3
Interest on lease liabilities	1.4	1.7
Operating lease cost	25.1	26.5
Variable lease cost	0.3	0.4
Short-term lease cost	0.0	0.0
Sublease income	(24.2)	(26.6)
Lease cost	$3.8	$3.3

Future minimum lease payments under noncancelable leases as lessee as of March 31, 2021 were as follows:

	Finance Leases	Operating Leases
	(In millions)
2021 (remaining nine months)	$11.7	$69.0
2022	14.4	86.2
2023	11.6	71.0
2024	9.7	65.8
2025	8.5	57.0
Thereafter	50.8	146.6
Total minimum lease payments	106.7	495.6
Less: interest/imputed interest	(30.2)	(90.9)
Total obligations	76.5	404.7
Less: current portion	(10.3)	(70.3)
Long-term lease obligations	$66.2	$334.4

The weighted average remaining lease term as of March 31, 2021 was 7.2 years for finance leases and 9.2 years for operating leases. The weighted average discount rate as of March 31, 2021 was 10.2% for finance leases and 5.6% for operating leases.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

6. Lease Disclosures (Continued)

During the three months ended March 31, 2021 and 2020, the Company made the following cash payments for leases:

	Three months ended March 31,
	2021	2020
	(In millions)
Principal payments on finance lease obligations	$2.6	$3.0
Interest payments on finance lease obligations	$1.5	$1.7
Payments on operating leases	$23.0	$23.4
Variable lease payments	$0.3	$0.1

The Company's income from operating leases for the three months ended March 31, 2021 and 2020 was as follows:

	Three months ended March 31,
	2021	2020
	(In millions)
Minimum lease payments	$23.8	$25.4
Variable lease income	1.6	2.4
Total operating lease income	$25.4	$27.8

Minimum payments to be received as lessor under noncancelable operating leases as of March 31, 2021 were as follows:

(In millions)
2021 (remaining nine months)	$75.6
2022	98.8
2023	95.0
2024	86.9
2025	75.0
Thereafter	164.3
Total minimum rents receivable	$595.6

The Company's income from direct financing leases for the three months ended March 31, 2021 and 2020 was as follows:

	Three months ended March 31,
	2021	2020
	(In millions)
Interest income	$0.6	$1.0
Variable lease income	0.1	0.2
Total operating lease income	$0.7	$1.2

Minimum payments to be received as lessor under noncancelable direct financing leases as of March 31, 2021 were as follows:

(In millions)
2021 (remaining nine months)	$7.5
2022	7.5
2023	3.6
2024	1.5
2025	0.7
Thereafter	3.1
Total minimum rents receivable	23.9
Less: unearned income	(3.8)
Total net investment in direct financing leases	20.1
Less: current portion	(7.9)
Long-term investment in direct financing leases	$12.2

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7. Long-Term Debt

At March 31, 2021 and December 31, 2020, long-term debt consisted of the following:

	March 31, 2021	December 31, 2020
	(In millions)
Series 2019-1 4.194% Fixed Rate Senior Secured Notes, Class A-2-I	$696.5	$698.3
Series 2019-1 4.723% Fixed Rate Senior Secured Notes, Class A-2-II	597.0	598.5
Series 2019-1 Variable Funding Senior Notes Class A-1, variable interest rate of 2.42% at December 31, 2020	—	220.0
Debt issuance costs	(9.1)	(11.8)
Long-term debt, net of debt issuance costs	1,284.4	1,505.0
Current portion of long-term debt	(13.0)	(13.0)
Long-term debt	$1,271.4	$1,492.0

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

The Co-Issuers also entered into a revolving financing facility, the 2019-1 Variable Funding Senior Notes, Class A-1 (the “Credit Facility”), that allows for drawings up to $225 million of variable funding notes and the issuance of letters of credit. The Credit Facility and the 2019 Class A-2 Notes are referred to collectively herein as the “New Notes.” The New Notes were issued in a securitization transaction pursuant to which substantially all the domestic revenue-generating assets and domestic intellectual property held by the Co-Issuers and certain other special-purpose, wholly-owned indirect subsidiaries of the Company (the “Guarantors”) were pledged as collateral to secure the New Notes.

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

2019 Class A-2 Notes

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

While the 2019 Class A-2 Notes are outstanding, payment of principal and interest is required to be made on the 2019 Class A-2 Notes on a quarterly basis. The quarterly principal payment of $3.25 million on the 2019 Class A-2 Notes may be suspended when the leverage ratio for the Company and its subsidiaries is less than or equal to 5.25x. In general, the leverage ratio is the Company's indebtedness (as defined in the Indenture) divided by adjusted EBITDA (as defined in the Indenture) for the four preceding quarterly periods. The complete definitions of all calculation elements of the leverage ratio are contained in the Indenture.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7. Long-Term Debt (Continued)

As of March 31, 2021, the Company's leverage ratio was 7.02x. As a result, quarterly principal payments on the 2019 Class A-2 Notes of $3.25 million continue to be required. Exceeding the leverage ratio of 5.25x does not violate any covenant related to the New Notes.

The Company may voluntarily repay the 2019 Class A-2 Notes at any time; however, if the 2019 Class A-2 Notes are repaid prior to certain dates, the Company would be required to pay make-whole premiums. As of March 31, 2021, the make-whole premium associated with voluntary prepayment of the Class A-2-I Notes was approximately $29 million; this amount declines progressively each quarter to zero in June 2022. As of March 31, 2021, the make-whole premium associated with voluntary prepayment of the Class A-2-II Notes was approximately $59 million; this amount declines progressively each quarter to zero in June 2024. The Company would also be subject to a make-whole premium in the event of a mandatory prepayment required following a Rapid Amortization Event or certain asset dispositions. The mandatory make-whole premium requirements are considered derivatives embedded in the New Notes that must be bifurcated for separate valuation. The Company estimated the fair value of these derivatives to be immaterial as of March 31, 2021, based on the probability-weighted discounted cash flows associated with either event.

2019 Class A-1 Notes
The Co-Issuers entered into the Credit Facility that allows for drawings up to $225 million of variable funding notes and the issuance of letters of credit. The applicable interest rate under the Credit Facility depends on the type of borrowing by the Co-Issuers. The applicable interest rate for advances is generally calculated at a per annum rate equal to the commercial paper funding rate or one-, two-, three- or six-month Eurodollar Funding Rate, in either case, plus 2.15%. The applicable interest rate for swingline advances and unreimbursed draws on outstanding letters of credit is a per annum base rate equal to the sum of (a) 1.15% plus (b) the greatest of (i) the Prime Rate in effect from time to time, (ii) the Federal Funds Rate in effect from time to time plus 0.50% and (iii) the one-month Eurodollar Funding Rate plus 1.00%. There is no upfront fee for the Credit Facility. There is a fee of 50 basis points on any unused portion of the revolving financing facility. Undrawn face amounts of outstanding letters of credit that are not cash collateralized accrue a fee of 2.15% per annum.

In March 2020, the Company borrowed $220.0 million against the Credit Facility. The maximum amount of borrowings from the Credit Facility outstanding during the three months ended March 31, 2021 was $220.0 million. The $220.0 million was repaid on March 5, 2021 and as of March 31, 2021, there were no outstanding borrowings under the Credit Facility. The interest rate for borrowings under the Credit Facility is the three-month LIBOR rate plus 2.15% for 60% of the advances and the commercial paper funding rate of our conduit investor plus 2.15% for 40% of the advances. The weighted average interest rate on Credit Facility borrowings for the period outstanding during the three months ended March 31, 2021 was 2.4%.

At March 31, 2021, $3.3 million was pledged against the Credit Facility for outstanding letters of credit, leaving $221.7 million available for borrowing. The letters of credit are used primarily to satisfy insurance-related collateral requirements.

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

The Company's DSCR for the reporting period ended March 31, 2021 was approximately 3.45x.

Debt Issuance Costs

Amortization of costs incurred in connection with the issuance of the 2019 Class A-2 Notes of $0.5 million and $0.5 million were included in interest expense for the three months ended March 31, 2021 and 2020, respectively. Amortization costs incurred in connection with the Company's Credit Facility and prior credit facility of $0.2 million and $0.2 million were included in interest expense for the three months ended March 31, 2021 and 2020, respectively.
At March 31, 2021, total unamortized debt issuance costs of $9.1 million are reported as a direct reduction of the 2019 Class A-2 Notes in the Consolidated Balance Sheets. At March 31, 2021, total unamortized debt issuance costs of $2.0 million related to the Credit Facility and prior credit facility are classified as other long-term assets because there are no borrowings outstanding against the Credit Facility.

Maturities of Long-term Debt
•The anticipated repayment date of the Class A-2-I Notes is June 2024.
•The anticipated repayment date of the Class A-2-II Notes is in June 2026.
•Quarterly principal payments on the Class A-2-I and Class A-2-II Notes totaling $3.25 million ($13.0 million per annum) are required if the Company's leverage ratio is greater than 5.25x.

8. Stockholders' Deficit

Dividends

Dividends declared and paid per share for the three months ended March 31, 2021 and 2020 were as follows:

	Three months ended March 31,
	2021	2020
Dividends declared per common share	$—	$0.76
Dividends paid per common share	$—	$0.69

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

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

8. Stockholders' Deficit (Continued)

The Company did not repurchase any shares during three months ended March 31, 2021, as compared to repurchasing 459,899 shares during the three months ended March 31, 2020. As of March 31, 2021, cumulative repurchases of stock total 1,697,597 shares at a cost of $129.8 million, with a dollar value of $70.2 million remaining for repurchase under the 2019 Repurchase Program.

Treasury Stock

Repurchases of the Company's common stock are included in treasury stock at the cost of shares repurchased plus any transaction costs. Treasury stock may be re-issued when stock options are exercised, when restricted stock awards are granted and when restricted stock units settle in stock upon vesting. The cost of treasury stock re-issued is determined using the first-in, first-out (“FIFO”) method. During the three months ended March 31, 2021, the Company re-issued 539,134 shares of treasury stock at a total FIFO cost of $21.8 million.

9. Income Taxes

The Company's effective tax rate was (6.6)% (a tax benefit of $1.6 million on the pretax book income of $24.0 million) for the three months ended March 31, 2021, as compared to 23.2% for the three months ended March 31, 2020. The effective tax rate for the three months ended March 31, 2021 was lower than the rate of the prior year period primarily due to the recognition of excess tax benefits on stock-based compensation.

The total gross unrecognized tax benefit as of March 31, 2021 and December 31, 2020 was $2.5 million and $2.2 million, respectively, excluding interest, penalties and related tax benefits. The Company estimates the unrecognized tax benefit as of March 31, 2021 may decrease over the upcoming 12 months by an amount up to $0.8 million related to settlements with taxing authorities and expiring statutes of limitations. For the remaining liability, due to the uncertainties related to these tax matters, the Company is unable to make a reasonable estimate as to when cash settlement with a taxing authority will occur.

As of March 31, 2021, accrued interest was $0.9 million and accrued penalties were less than $0.1 million, excluding any related income tax benefits. As of December 31, 2020, accrued interest was $0.9 million and accrued penalties were less than $0.1 million, excluding any related income tax benefits. The Company recognizes interest accrued related to unrecognized tax benefits and penalties as a component of its income tax provision recognized in its Consolidated Statements of Comprehensive Income.

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

On March 11, 2021, the American Rescue Plan Act of 2021 (“ARP Act”) was enacted in response to the COVID-19 pandemic. The Company is continuing to evaluate the impact of the ARP Act, but at present does not expect the ARP Act would result in a material impact to our income tax benefit or provision.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

10. Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense included in general and administrative expenses in the Consolidated Statements of Comprehensive Income:

	Three months ended March 31,
	2021	2020
Total stock-based compensation expense:	(In millions)
Equity classified awards expense	$3.1	$4.1
Liability classified awards expense (credit)	1.5	(0.6)
Total pre-tax stock-based compensation expense	4.6	3.5
Book income tax benefit	(1.1)	(0.9)
Total stock-based compensation expense, net of tax	$3.5	$2.6

As of March 31, 2021, total unrecognized compensation expense of $23.6 million related to restricted stock and restricted stock units and $4.6 million related to stock options are expected to be recognized over a weighted average period of 1.7 years for restricted stock and restricted stock units and 1.8 years for stock options.

Fair Value Assumptions

The Company granted 91,743 stock options during the three months ended March 31, 2021 for which the fair value was estimated using a Black-Scholes option pricing model. The following summarizes the weighted average assumptions used in the Black-Scholes model:

Risk-free interest rate	0.5%
Historical volatility	67.7%
Dividend yield	—%
Expected years until exercise	4.5
Fair value of options granted	$39.85

Equity Classified Awards - Stock Options

Stock option balances at March 31, 2021, and activity for the three months ended March 31, 2021 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Millions)
Outstanding at December 31, 2020	1,014,670	$64.16
Granted	91,743	74.57
Exercised	(428,376)	45.48
Expired	(20,169)	98.11
Forfeited	(36,093)	88.46
Outstanding at March 31, 2021	621,775	76.06	6.7	$10.5
Vested at March 31, 2021 and Expected to Vest	595,541	75.87	6.6	$10.2
Exercisable at March 31, 2021	423,603	$72.91	5.6	$8.7

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price of the Company’s common stock on the last trading day of the first quarter of 2021 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2021. The aggregate intrinsic value will change based on the fair market value of the Company’s common stock and the number of in-the-money options.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

10. Stock-Based Compensation (Continued)

Equity Classified Awards - Restricted Stock and Restricted Stock Units

Outstanding balances as of March 31, 2021, and activity related to restricted stock and restricted stock units for the three months ended March 31, 2021 were as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value	Stock-Settled Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	254,331	$76.50	355,570	$28.01
Granted	110,840	82.44	68,578	62.92
Released	(40,416)	66.16	(314,713)	22.84
Forfeited	(18,644)	84.15	—	—
Outstanding at March 31, 2021	306,111	$79.55	109,435	$64.76

Liability Classified Awards - Cash-settled Restricted Stock Units

The Company has granted cash-settled restricted stock units to certain employees. These instruments are recorded as liabilities at fair value as of the respective period end.

Cash-Settled Restricted Stock Units
Outstanding at December 31, 2020	52,956
Released	(38,171)
Forfeited	(54)
Outstanding at March 31, 2021	14,731
For the three months ended March 31, 2021 and 2020, an expense of $1.4 million and a credit of $1.3 million, respectively, was included as stock-based compensation expense related to cash-settled restricted stock units. At March 31, 2021 and December 31, 2020, liabilities of $0.8 million and $2.1 million, respectively, related to cash-settled restricted stock units were included as part of accrued employee compensation and benefits in the Consolidated Balance Sheets.

Liability Classified Awards - Long-Term Incentive Awards
The Company has granted cash long-term incentive awards (“LTIP awards”) to certain employees. Annual LTIP awards vest over a three-year period and are determined using multipliers from 0% to 200% of the target award based on the total stockholder return of Dine Brands Global common stock compared to the total stockholder returns of a peer group of companies. The awards are considered stock-based compensation and are classified as liabilities measured at fair value as of the respective period end. For the three months ended March 31, 2021 and 2020, an expense of $0.1 million and $0.8 million, respectively, were included in total stock-based compensation expense related to LTIP awards. At March 31, 2021 and December 31, 2020, liabilities of $0.8 million and $2.1 million, respectively, related to LTIP awards were included as part of accrued employee compensation and benefits in the Consolidated Balance Sheets.

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

Dine Brand Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

11. Segments (Continued)

 As of March 31, 2021, the franchise operations segment consisted of (i) 1,636 restaurants operated by Applebee’s franchisees in the United States, two U.S. territories and 11 countries outside the United States and (ii) 1,749 restaurants operated by IHOP franchisees and area licensees in the United States, two U.S. territories and seven countries outside the United States. Franchise operations revenue consists primarily of franchise royalty revenues, franchise advertising revenue, sales of proprietary products to franchisees (primarily pancake and waffle dry mixes for the IHOP restaurants), and franchise fees.  Franchise operations expenses include advertising expenses, the cost of IHOP proprietary products, bad debt expense, franchisor contributions to marketing funds, pre-opening training expenses and other franchise-related costs.

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
Financing revenues primarily consist of interest income from the financing of IHOP equipment leases and franchise fees and interest income on Applebee's notes receivable from franchisees. Financing expenses are the cost of taxes related to IHOP equipment leases.

Information on segments is as follows:

	Three months ended March 31,
	2021	2020
	(In millions)
Revenues from external customers:
Franchise operations	$141.0	$145.1
Rental operations	26.1	29.0
Company restaurants	36.0	31.3
Financing operations	1.1	1.5
Total	$204.2	$206.9

Interest expense:
Rental operations	$1.3	$1.6
Company restaurants	0.9	0.5
Corporate	16.5	15.2
Total	$18.7	$17.3

Depreciation and amortization:
Franchise operations	$2.5	$2.6
Rental operations	2.8	3.1
Company restaurants	1.8	1.6
Corporate	2.9	3.3
Total	$10.0	$10.6

Gross profit, by segment:
Franchise operations	$76.0	$75.6
Rental operations	5.2	6.5
Company restaurants	3.1	1.0
Financing operations	1.0	1.3
Total gross profit	85.3	84.4
Corporate and unallocated expenses, net	(61.3)	(55.3)
Income before income taxes	$24.0	$29.1

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

12. Net Income per Share

The computation of the Company's basic and diluted net income per share is as follows:

	Three months ended March 31,
	2021	2020
	(In thousands, except per share data)
Numerator for basic and diluted income per common share:
Net income	$25,603	$22,328
Less: Net income allocated to unvested participating restricted stock	(548)	(748)
Net income available to common stockholders - basic	25,055	21,580
Effect of unvested participating restricted stock in two-class calculation	6	4
Net income available to common stockholders - diluted	$25,061	$21,584
Denominator:
Weighted average outstanding shares of common stock - basic	16,460	16,263
Dilutive effect of stock options	170	207
Weighted average outstanding shares of common stock - diluted	16,630	16,470
Net income per common share:
Basic	$1.52	$1.33
Diluted	$1.51	$1.31

13. Closure and Impairment Charges

Closure and Long-lived Asset Impairment Charges

Closure and long-lived tangible asset impairment charges for the three months ended March 31, 2021 were as follows:

	Three Months Ended
	March 31,
	2021	2020
	(In millions)
Closure charges	$1.9	$(0.0)
Long-lived tangible asset impairment	0.1	0.0
Total closure and long-lived asset impairment charges	$2.0	$(0.0)

Closure Charges

The closure charges of $1.9 million for the three months ended March 31, 2021 related to the establishment of or revision to closure reserves for approximately 35 IHOP restaurants.

Long-lived Tangible Asset Impairment

The long-lived asset impairment of $0.1 million for the three months ended March 31, 2021 related one IHOP franchisee-operated restaurant for which the carrying amount exceeded the undiscounted cash flows. The impairment recorded represented the difference between the carrying value and the estimated fair value. The impairment related to operating lease right-of-use assets that had been recorded in 2019 upon adoption of new lease accounting guidance codified in Accounting Standards Codification Topic 842.

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

The fair values of the Company's 2019 Class A-2 Notes at March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021	December 31, 2020
	(In millions)
Face Value of Class A-2 Notes	$1,293.5	$1,296.8
Fair Value of Class A-2 Notes	$1,338.5	$1,259.5

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

Lease Guarantees

In connection with the sale of Applebee’s restaurants to franchisees, the Company has, in certain cases, guaranteed or has potential continuing liability for lease payments totaling $235.9 million as of March 31, 2021. This amount represents the maximum potential liability for future payments under these leases. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from 2021 through 2048. Excluding unexercised option periods, the Company's potential liability for future payments under these leases is $34.2 million. In the event of default, the indemnity and default clauses in the sale or assignment agreements govern the Company's ability to pursue and recover damages incurred.

16. Cash, Cash Equivalents and Restricted Cash
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

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

16. Restricted Cash (Continued)

The components of cash and cash equivalents were as follows:

	March 31, 2021	December 31, 2020
	(In millions)
Money market funds	$30.0	$175.0
IHOP advertising funds and gift card programs	72.0	71.6
Other depository accounts	77.6	136.8
Total cash and cash equivalents	$179.6	$383.4
The decrease in total cash and cash equivalents between December 31, 2020 and March 31, 2021 was due to the repayment of $220.0 million previously drawn on the Company's Credit Facility.
Current Restricted Cash
Current restricted cash primarily consisted of funds required to be held in trust in connection with the Company's securitized debt and funds from Applebee's franchisees pursuant to franchise agreements, usage of which was restricted to advertising activities. The components of current restricted cash were as follows:

	March 31, 2021	December 31, 2020
	(In millions)
Securitized debt reserves	$33.9	$27.0
Applebee's advertising funds	26.1	12.8
Other	0.1	0.1
Total current restricted cash	$60.1	$39.9
Non-current Restricted Cash
Non-current restricted cash was $32.8 million at both March 31, 2021 and December 31, 2020 and represents interest reserves required to be set aside for the duration of the Company's securitized debt. The required reserve is approximately one quarter's interest payment on the Company's securitized debt, currently approximately $16 million. The Company voluntarily increased the amount held in non-current cash to twice the required amount during the year ended December 31, 2020.

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

Overview

The following discussion and analysis provides information which we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes thereto and the MD&A contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Except where the context indicates otherwise, the words “we,” “us,” “our,” “Dine Brands Global” and the “Company” refer to Dine Brands Global, Inc., together with its subsidiaries that are consolidated in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The financial tables appearing in MD&A present amounts in millions of dollars that are rounded from our consolidated financial statements presented in thousands of dollars. As a result, the tables may not foot or crossfoot due to rounding.

Through various subsidiaries, we own, franchise and operate the Applebee's Neighborhood Grill & Bar® (“Applebee's”) concept in the bar and grill segment within the casual dining category of the restaurant industry and we own and franchise the International House of Pancakes® (“IHOP”) concept in the family dining category of the restaurant industry. References herein to Applebee's® and IHOP® restaurants are to these two restaurant concepts, whether operated by franchisees, area licensees and their sub-licensees (collectively, “area licensees”) or by us. With 3,458 restaurants combined, the substantial majority of which are franchised, we believe we are one of the largest full-service restaurant companies in the world.

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

Ongoing Impact of COVID-19 Pandemic

The global pandemic declared in March 2020 by the World Health Organization related to the outbreak of a novel strain of coronavirus, designated “COVID-19,” continued to have an adverse impact on our operations during the three months ended March 31, 2021. The operating status of our restaurants was fluid throughout the first quarter of 2021 and subject to change as governmental authorities increased or reduced restrictions on restaurant operations in response to changes in the number of COVID-19 infections and in the availability and acceptance of vaccines within their respective jurisdictions. While the significant majority of our restaurants were open for in-restaurant dining during the three months ended March 31, 2021, many federal, state, local and international governments maintained protocols that limited restaurant dine-in occupancy levels to less than 100% of capacity. As of March 31, 2021, the operating status of our restaurants was as follows:

	Status as of March 31, 2021
	Domestic
Dining room capacity %/other status	Applebee's	IHOP	International
100% capacity	374	183	—
> 50% capacity	142	135	31
26%-50% capacity	959	1,086	112
Up to 25% capacity	106	209	28
Off-premise/outdoors only and other	9	21	22
Restaurants temporarily closed	6	26	9
Total	1,596	1,660	202

Federal, state, local and international governments, began to implement restrictions on in-restaurant dining around the second week of March, 2020. Accordingly, during the three months ended March 31, 2020, our restaurants essentially operated without restriction for the first 10 weeks of the quarter, followed by an increasing level of restriction over the final three weeks of the quarter. As of March 31, 2020, the operating status of our restaurants was as follows :

	Status as of March 31, 2020
	Domestic
Restaurant status	Applebee's	IHOP	International
Dining rooms open*	4	204	63
Off-premise/outdoors only and other	1,402	1,158	55
Restaurants temporarily closed	251	347	131
Total	1,657	1,709	249
* In most instances limited to 50% capacity or less, and/or reduced operating hours.

Note that at the onset of the pandemic, information as to restaurant capacity was not available in the same detail as current data and therefore the dining room capacity details are unavailable as of March 31, 2020. Temporary closures can occur for a variety of reasons, and all temporary closures shown in the tables above were not necessarily related to COVID-19 restrictions.

Updates to several actions taken over the past 12 months to mitigate the effects of the COVID-19 pandemic on the Company, its operations and its franchisees, are discussed below:

•In March 2021, we repaid $220 million of borrowings outstanding under our revolving credit facility that initially had been drawn in March 2020. At the time of the initial draw, we had no immediate need for additional liquidity, but in light of then-current market conditions and significant uncertainty related to the COVID-19 pandemic, we drew on the revolving facility to maximize our financial flexibility. As of March 31, 2021, our borrowing capacity under the credit facility was $221.7 million. See Liquidity and Capital Resources of the Company.
•We offered Applebee's franchisees the opportunity to defer payment of their royalty, advertising and other fees, primarily amounts due for the months of March and April 2020. A total of 30 franchisees representing 94% of Applebee’s restaurants deferred payments totaling $33.4 million. Repayment of deferred amounts, scheduled over up to nine months, began in the third quarter of 2020. As of March 31, 2021, the outstanding balance of these deferrals was $3.9 million, with approximately $9.4 million collected during the three months ended March 31, 2021. Five franchisees have repaid their deferred balances in full.
•We offered IHOP franchisees the opportunity to defer their royalty, advertising, equipment rent and sublease rent payments, primarily amounts due for the months of March and April 2020. Initially, 193 franchisees representing 58% of IHOP restaurants deferred payments totaling $24.1 million. Including subsequent deferrals made on a case-by case basis, the deferral program totaled $28.5 million. Repayment of deferred amounts, scheduled over up to 36 weeks, began in the third quarter of 2020. In certain instances, repayments were temporarily paused for up to 60 days. As of March 31, 2021, the outstanding balance of these deferrals was $9.6 million, with approximately $6.8 million collected during the three months ended March 31, 2021. A total of 73 franchisees have repaid their deferred balances in full.
•We received rent deferrals and abatements on properties we lease of approximately $11 million during fiscal 2020, primarily related to rent deferrals for properties on which IHOP restaurants are located. As of March 31, 2021, the deferred rent balance of those deferrals was $2.4 million, with approximately $2.5 million paid during the three months ended March 31, 2021.
•We suspended our repurchasing of common stock after the first quarter of 2020. Our Board of Directors did not declare a dividend for the second, third and fourth quarters of 2020 and has decided not to declare a dividend for the first quarter of 2021. We evaluate dividend payments on common stock and repurchases of common stock within the context of our overall capital allocation strategy with our Board of Directors on an ongoing basis, giving consideration to our current and forecast earnings, financial condition, cash requirements and other factors. We will continue to evaluate our capital allocation strategy as industry conditions improve.

We have experienced a number of temporary and permanent closures of our restaurants during the COVID-19 pandemic. These closures occurred for a variety of reasons, and all closures were not necessarily related to the impact of the COVID-19 pandemic or related restrictions. We cannot predict how long the COVID-19 pandemic and its impact on our operations will last, whether or when recurrences of the virus and variants of the virus may arise, the availability and acceptance of vaccines, what restrictions on in-restaurant dining may be imposed or re-imposed, the timing and extent of customer re-engagement with our brands and, in general, what the short- and long-term impact on consumer discretionary spending the COVID-19 pandemic might have on our operations and the restaurant industry as a whole.

Key Financial Results

	Three months ended March 31,		Favorable (Unfavorable) Variance
	2021	2020

	(In millions, except per share data)
Income before income taxes	$24.0	$29.1	$(5.1)
Income tax benefit (provision)	1.6	(6.7)	8.3
Net income	$25.6	$22.3	$3.3

Effective tax rate	(6.6)%	23.2%	29.8%

Net income per diluted share	$1.51	$1.31	$0.20
			% increase
Weighted average diluted shares	16.6	16.5	1.0%

The tax benefit recognized for the three months ended March 31, 2021 primarily was due to the one-time recognition of excess tax benefits on stock-based compensation related to the departure of our previous chief executive officer.

The following table highlights the primary components of the decrease in our income before income taxes for the three months ended March 31, 2021, compared to our income before income taxes from the same period of 2020:

Favorable (Unfavorable) Variance
(In millions)
Increase (decrease) in gross profit:
Applebee's franchise operations	$1.0
IHOP franchise operations	(0.6)
Company restaurant operations	2.1
Rental and financing operations	(1.6)
Total increase in gross profit	0.9
Closure and impairment charges	(2.0)
Increase in G&A expenses	(2.3)
Other income and expense items	(1.6)
Decrease in income before income taxes	$(5.1)

We recognized closure and impairment charges of $2.0 million during the three months ended March 31, 2021, primarily $1.9 million related to establishment of or revision to closure reserves for approximately 35 IHOP properties, as well as a $0.1 million impairment to one IHOP property. There were no similar charges during the three months ended March 31, 2020.

See “Consolidated Results of Operations - Comparison of the Three Months ended March 31, 2021 and March 31, 2020” for additional discussion of the changes shown above.

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

Our key performance indicators for the three months ended March 31, 2021 were as follows:

Average Weekly Unit Sales	Three months ended March 31, 2021
	Applebee's	IHOP
Sales percentage increase (decrease) in reported retail sales	1.2%	(12.1)%
% increase (decrease) in domestic system-wide same-restaurant sales	11.9%	(0.9)%
Net franchise restaurant reduction (1)	(4)	(19)
Net decrease in total effective restaurants (2)	(69)	(101)
________________________________________________

(1) Franchise and area license restaurant closings, net of openings, during the three months ended March 31, 2021.
(2) Change in the weighted average number of franchise, area license and company-operated restaurants open during the three months ended March 31, 2021, compared to the weighted average number of those open during the same period of 2020.

The changes in sales percentage and domestic same-restaurant sales of both brands were impacted by the varying degrees of restrictions on in-restaurant dining in effect during each period. Restrictions were first initiated in early March of 2020 by federal, state, local and international governments in response to the declaration of the COVID-19 pandemic. As a result, for the first 10 weeks of the 2020 first quarter, our restaurants operated without restriction, but during the last three weeks of that quarter, in-restaurant dining was essentially eliminated as most of our restaurants were either limited only to off-premise sales or were temporarily closed. For all 13 weeks of the 2021 first quarter, most of our restaurants were open for in-restaurant dining, however, the majority of restaurants that were open were operating with some degree of capacity limitation. Additionally, the calculation of the percentage change in domestic same-restaurant sales was also impacted by a shift in the weeks of comparison because of a 53rd week in fiscal 2020.

In light of the distortive effects of both the pandemic and a 53rd week in fiscal 2020 on the key performance indicators as noted above, we believe a comparison of average weekly unit sales, a function of reported retail sales and the number of effective restaurants, for the months of January, February and March of 2021 and 2020, provides additional insight into each brand's performance during the three months ended March 31, 2021 as compared to the same period of the prior year:

	Applebee's			IHOP
	2021	2020	Increase (decrease)	2021	2020	Increase (decrease)
	(in thousands)
January	$39.5	$49.8	$(10.3)	$24.8	$36.1	$(11.3)
February	$43.5	$49.7	$(6.2)	$27.4	$35.0	$(7.6)
March	$54.3	$35.1	$19.2	$35.1	$25.4	$9.7

The decrease in total effective restaurants for each brand reflects both permanent closures, net of openings, over the past 12 months as well as the weighted effect of restaurants temporarily closed during the three months ended March 31, 2021.

Domestic Same-Restaurant Sales

Applebee’s system-wide domestic same-restaurant sales increased 11.9% for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase primarily was due to a substantial increase in average check partially offset by a decline in customer traffic. The increase in average check was primarily due to favorable mix shifts related to a reduction in core menu items, successful promotional offerings and a larger number of items purchased with off-premise orders. We believe the distribution of the latest round of government stimulus checks that began in March 2021 favorably impacted consumer spending behavior as well.
Based on data from Black Box Intelligence, a restaurant sales reporting firm (“Black Box”), Applebee's increase in same-restaurant sales for the three months ended March 31, 2021 outperformed the casual dining segment of the restaurant industry (excluding Applebee's) during that same period. During the three months ended March 31, 2021, the casual dining segment also experienced an increase in same-restaurant sales that was due to an increase in average check and an increase in customer traffic. Applebee's increase in average check for the three months ended March 31, 2021 was significantly larger than that of the casual dining segment.

Off-premise sales totaled approximately $344 million and comprised 36.7% of sales mix for the three months ended March 31, 2021, as compared to approximately $153 million of sales comprising 16.3% of sales mix for the three months ended March 31, 2020.

IHOP's system-wide domestic same-restaurant sales decreased 0.9% for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The decrease was due to a decline in customer traffic that was nearly offset by an increase in average check. The increase in average check was primarily due to consumer spending generally as well as increases in both menu prices and delivery prices. We believe the distribution of the latest round of government stimulus checks that began in March 2021 favorably impacted consumer spending behavior.
Based on data from Black Box, IHOP's decrease in same-restaurant sales for the three months ended March 31, 2021 outperformed the family dining segment of the restaurant industry (excluding IHOP) during that same period. During the three months ended March 31, 2021, the family dining segment experienced a decrease in same-restaurant sales that was due to a decrease in traffic that was partially offset by an increase in average check. IHOP's decrease in traffic for the three months ended March 31, 2021 was smaller than that of the family dining segment.

Off-premise sales totaled approximately $183 million and comprised 33.3% of sales mix for the three months ended March 31, 2021, as compared to approximately $80 million of sales comprising 12.8% of sales mix for the three months ended March 31, 2020.

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

	Three months ended March 31,
	2021	2020
Applebee's Restaurant Data	(Unaudited)
Effective Restaurants(a)
Franchise	1,628	1,697
Company	69	69
Total	1,697	1,766
System-wide(b)
Domestic sales percentage change(c)	1.2%	(12.1)%
Domestic same-restaurant sales percentage change(d)	11.9%	(10.6)%
Franchise(b)
Domestic sales percentage change(c)	0.7%	(12.1)%
Domestic same-restaurant sales percentage change(d)	11.5%	(10.6)%
Average weekly domestic unit sales (in thousands)	$46.8	$44.6

IHOP Restaurant Data
Effective Restaurants(a)
Franchise	1,563	1,660
Area license	157	161
Total	1,720	1,821
System-wide(b)
Sales percentage change(c)	(12.1)%	(14.2)%
Domestic same-restaurant sales percentage change, including area license restaurants(d)	(0.9)%	(14.7)%
Franchise(b)
Sales percentage change(c)	(12.9)%	(14.3)%
Domestic same-restaurant sales percentage change(d)	(1.9)%	(14.7)%
Average weekly unit sales (in thousands)	$29.4	$31.7
Area License(b)
Sales percentage change(c)	(3.7)%	(13.8)%
 (a)   “Effective Restaurants” are the weighted average number of restaurants open in each fiscal period, adjusted to account for restaurants open for only a portion of the period. Information is presented for all Effective Restaurants in the Applebee’s and IHOP systems, which consist of restaurants owned by franchisees and area licensees as well as those owned by the Company. Effective Restaurants do not include units operated as ghost kitchens (small kitchens with no store-front presence, used to fill off-premise orders).
(b)   “System-wide sales” are retail sales at Applebee’s restaurants operated by franchisees and IHOP restaurants operated by franchisees and area licensees, as reported to the Company, in addition to retail sales at company-operated Applebee's restaurants. System-wide sales do not include retail sales of ghost kitchens.  Sales at restaurants that are owned by franchisees and area licensees are not attributable to the Company. An increase in franchisees' reported sales will result in a corresponding increase in our royalty revenue, while a decrease in franchisees' reported sales will result in a corresponding decrease in our royalty revenue. Unaudited reported sales for Applebee's domestic franchise restaurants, Applebee's company-operated restaurants, IHOP franchise restaurants and IHOP area license restaurants were as follows:

	Three months ended March 31,
	2021	2020
Reported sales (in millions)	(Unaudited)

Applebee's domestic franchise restaurant sales	$924.7	$918.2
Applebee's company-operated restaurants	35.9	31.3
IHOP franchise restaurant sales	596.7	684.8
IHOP area license restaurant sales	61.7	64.0
Total	$1,619.0	$1,698.3

(c)   “Sales percentage change” reflects, for each category of restaurants, the percentage change in sales in any given fiscal period compared to the prior fiscal period for all restaurants in that category.
(d)   “Domestic same-restaurant sales percentage change” reflects the percentage change in sales in any given fiscal period, compared to the same weeks in the prior fiscal period, for domestic restaurants that have been operated during both fiscal periods that are being compared and have been open for at least 18 months. Because of new restaurant openings and restaurant closures, the domestic restaurants open throughout both fiscal periods being compared may be different from period to period.

Restaurant Development Activity	Three months ended March 31,
	2021	2020
Applebee's	(Unaudited)
Summary - beginning of period:
Franchise	1,640	1,718
Company restaurants	69	69
Beginning of period	1,709	1,787

Franchise restaurants opened:
Domestic	2	—
Total franchise restaurants opened	2	—
Franchise restaurants permanently closed:
Domestic	(4)	(8)
International	(2)	(4)
Total franchise restaurants permanently closed	(6)	(12)
Net franchise restaurant reduction	(4)	(12)

Summary - end of period:
Franchise	1,636	1,706
Company restaurants	69	69
Total Applebee's restaurants, end of period	1,705	1,775
Domestic	1,596	1,657
International	109	118

IHOP
Summary - beginning of period:
Franchise	1,611	1,680
Area license	158	161
Company	3	—
Total IHOP restaurants, beginning of period	1,772	1,841

Franchise/area license restaurants opened:
Domestic franchise	8	6
Domestic area license	—	1
International franchise	—	2
Total franchise/area license restaurants opened	8	9
Franchise/area license restaurants permanently closed:
Domestic franchise	(16)	(6)
Domestic area license	(2)	(2)
International franchise	(9)	(2)
Total franchise/area license restaurants permanently closed	(27)	(10)
Net franchise/area license restaurant closures	(19)	(1)
Franchise restaurants reacquired by the Company	(1)	—
Net reduction in franchise/area license restaurants	(20)	(1)

Summary - end of period:
Franchise	1,593	1,680
Area license	156	160
Company	4	—
Total IHOP restaurants, end of period	1,753	1,840
Domestic	1,660	1,709
International	93	131

The restaurant counts and activity presented above do not include three domestic Applebee's ghost kitchens (small kitchens with no store-front presence, used to fill off-premise orders) and two international IHOP ghost kitchens. The Applebee's franchise restaurant count at the beginning of the period ended March 31, 2021 was adjusted downward by two restaurants, representing ghost kitchens that had been included in the total reported as of December 31, 2020.

The closures presented in the tables above represent permanent closures of restaurants. Temporary closures, which can occur for a variety of reasons, are not reflected as reductions in this table and temporarily closed restaurants are included in the summary counts at the beginning and end of each period shown. Temporary closures are reflected in the weighted calculation of Effective Restaurants presented in the preceding Restaurant Data table.

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

CONSOLIDATED RESULTS OF OPERATIONS
Comparison of the Three Months ended March 31, 2021 and 2020

Financial Results

Revenue	Three months ended March 31,		Favorable (Unfavorable) Variance
	2021	2020
	(In millions)
Franchise operations	$141.0	$145.1	$(4.1)
Rental operations	26.1	29.0	(2.9)
Company restaurant operations	36.0	31.3	4.7
Financing operations	1.1	1.5	(0.4)
Total revenue	$204.2	$206.9	$(2.7)
Change vs. prior period	(1.3)%

Total revenue for franchise and rental operations for the three months ended March 31, 2021 decreased compared with the same periods of the prior year, primarily due to restaurant closures and lease-buy-outs over the past 12 months, while financing revenues declined due to the progressive decline in interest revenue as note balances are repaid. Rental operations revenue was also impacted a decline in rent paid based on a percentage of franchisees' retail sales. These declines were partially offset by an increase in revenue from Applebee's company-operated restaurants due to a higher average check and increased traffic during the three months ended March 31, 2021 as compared to the same period of the prior year.

Gross Profit	Three months ended March 31,		Favorable (Unfavorable) Variance
	2021	2020
	(In millions)
Franchise operations	$76.0	$75.6	$0.4
Rental operations	5.2	6.5	(1.3)
Company restaurant operations	3.1	1.0	2.1
Financing operations	1.0	1.3	(0.3)
Total gross profit	$85.3	$84.4	$0.9
Change vs. prior period	1.0%

Total gross profit for the three months ended March 31, 2021 increased compared with the same period of the prior year, primarily due to the increased revenue from Applebee's company-operated restaurants, partially offset by a decline in revenue from rental operations.

	Three months ended March 31,		Favorable (Unfavorable) Variance
Franchise Operations	2021	2020
	(In millions, except number of restaurants)
Effective Franchise Restaurants:(1)
Applebee’s	1,628	1,697	(69)
IHOP	1,720	1,821	(101)

Franchise Revenues:
Applebee’s franchise fees	$38.7	$37.8	$0.9
IHOP franchise fees	41.4	45.5	(4.1)
Advertising fees	60.9	61.8	(0.9)
Total franchise revenues	141.0	145.1	(4.1)
Franchise Expenses:
Applebee’s	1.1	1.2	0.1
IHOP	3.0	6.5	3.5
Advertising expenses	60.9	61.8	0.9
Total franchise expenses	65.0	69.5	4.5
Franchise Gross Profit:
Applebee’s	37.6	36.6	1.0
IHOP	38.4	39.0	(0.6)
Total franchise gross profit	$76.0	$75.6	$0.4
Gross profit as % of revenue (2)	53.9%	52.1%
Gross profit as % of franchise fees (2)(3)	94.9%	90.7%
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

Applebee’s franchise fee revenue for the three months ended March 31, 2021 increased 2.2% compared to the same period of the prior year. Approximately $1.3 million of the increase was due to the improvement in domestic franchise same-restaurant sales, approximately $1.0 million was due to improved collectibility and a slightly higher effective royalty rate, and $0.6 million was due to an increase in other franchise fees. These favorable items were partially offset by a $1.0 million decrease in royalty revenue due to restaurant closures, a $0.5 million increase in delivery credits that reduce royalty revenue and an $0.8 million decrease in international revenues.

The decrease in Applebee's franchise expenses for the three months ended March 31, 2021 compared with the same period of the prior year primarily was due to a decrease in bad debt expense. Bad debt expense for the three months ended March 31, 2021 was less than $0.1 million as compared to bad debt expense of $0.3 million during the three months ended March 31, 2020.

IHOP franchise fee revenue for the three months ended March 31, 2021 decreased 8.9% compared to the same period of the prior year, primarily due to lower royalty and pancake and waffle dry mix revenues resulting from a decrease in domestic franchise same-restaurant sales, a decline of $0.9 million in international revenues and a decrease of $0.6 million due to restaurant closures. These unfavorable changes were partially offset by a $1.6 million increase in termination and other franchise fees.

IHOP franchise expenses for the three months ended March 31, 2021 declined from the same period of the prior year primarily due to a $2.3 million decrease in bad debt expense and a decline in purchases of pancake and waffle dry mix. IHOP reduced its allowance for bad debts by $2.1 million during the three months ended March 31, 2021 compared to a bad debt expense of $0.2 million in the prior year period. Favorable changes to the aging status of certain franchisee receivables resulted in a downward revision of estimated reserve requirements.

Advertising revenue and expense by brand for the three months ended March 31, 2021 and 2020 were as follows:

	Three months ended March 31,		Increase (decrease)
	2021	2020
	(In millions)
Advertising Revenues and Expenses:
Applebee’s	$38.6	$36.6	$2.0
IHOP	22.3	25.2	(2.9)
Total advertising revenues and expenses	$60.9	$61.8	$(0.9)

Applebee's advertising revenue and expense for the three months ended March 31, 2021 increased 5.7% compared to the same period of the prior year. Approximately $2.1 million of the increase was due to improved collectibilty from franchisees, and $1.4 million was due to the increase in domestic franchise same-restaurant sales. Partially offsetting the increases was a decrease of $1.1 million due to permanent domestic restaurant closures and a $0.5 million increase in delivery credits that reduce advertising revenue. IHOP's advertising revenue and expense for the three months ended March 31, 2021 decreased 11.6% compared to the same period of the prior year, primarily due to the decrease in domestic franchise same-restaurant sales, as well as a $0.5 million decrease due to permanent restaurant closures.

It is our accounting policy to recognize any deficiency in advertising fee revenue compared to advertising expenditure or any recovery of a previously recognized deficiency in advertising fee revenue compared to advertising expenditure in the fourth quarter of our fiscal year.

Rental Operations	Three months ended March 31,		Favorable (Unfavorable) Variance
	2021	2020
	(In millions)
Rental revenues	$26.1	$29.0	$(2.9)
Rental expenses	20.9	22.5	1.6
Rental operations gross profit	$5.2	$6.5	$(1.3)
Gross profit as % of revenue (1)	19.8%	22.3%
___________________________________________________
(1) Percentages calculated on actual amounts, not rounded amounts presented above.

Rental operations relate primarily to IHOP franchise restaurants. Rental income includes sublease revenue from operating leases and interest income from direct financing leases. Rental expenses are costs of prime operating leases and interest expense on prime finance leases.

Rental segment revenue for the three months ended March 31, 2021 decreased as compared to the same period of the prior year, primarily due to a $0.9 million decrease in rental income based on a percentage of franchisees' retail sales, a $0.9 million decrease due to restaurant closures and lease buy-outs, a $0.7 million progressive decline in level rent adjustments and a progressive decline of $0.4 million in interest income as direct financing leases are repaid. Rental segment expenses for the three months ended March 31, 2021 decreased compared to the same period of the prior year due to an $0.8 million decrease in rental expenses, primarily due to restaurant closures and lease buy-outs, a $0.4 million decrease in depreciation expense, a $0.2 million decrease in rent paid based on a percentage of franchisees' retail sales and a $0.2 million decrease in interest expense as finance lease obligations are repaid.

Company Restaurant Operations

	Three months ended March 31,		Favorable (Unfavorable) Variance
	2021	2020

Effective Restaurants	69	69	—
	(In millions)
Applebee's Company restaurant sales (1)	$36.0	$31.3	$4.7
Applebee's Company restaurant expenses (1)	32.7	30.3	(2.4)
IHOP restaurant expenses (2)	0.2	—	(0.2)
Company restaurant gross profit	$3.1	$1.0	$2.1
Average weekly sales (in thousands)	$39.9	$34.8
Gross profit as % of revenue (3)	9.0%	3.1%
_____________________________________________________
(1) Related to 69 Applebee's company-operated restaurants.
(2) Costs associated with IHOP restaurants in the process of being refranchised.
(3) Calculated for Applebee's company-operated restaurants only. Percentages calculated on actual amounts, not rounded amounts presented above.

Applebee's company restaurant sales for the three months ended March 31, 2021 increased compared to the same period of 2020, due to an increase in average check as well as an increase in traffic. The increase in average check was due to favorable product mix and daypart shifts. We believe the distribution of the latest round of government stimulus checks in March 2021 favorably impacted both traffic and average check. All 69 of the Applebee's company-operated restaurants are located in South Carolina or North Carolina. Since the second week of January 2021, the 27 restaurants in South Carolina have operated without capacity limitations, while the 42 restaurants in North Carolina have operated at 50% capacity. In comparison, all 69 restaurants operated without restriction for the first 10 weeks of the 2020 first quarter but essentially were limited to off-premise sales for the last three weeks of the first quarter of 2020.

Gross profit and gross profit as a percentage of revenue for the three months ended March 31, 2021 improved compared to gross profit for the three months ended March 31, 2020, which was adversely impacted by the COVID-19-related operating constraints described above.

In addition, Company segment restaurant expenses for the three months ended March 31, 2021 include approximately $0.2 million of costs associated with reacquired IHOP restaurants in the process of being refranchised. None of the reacquired IHOP restaurants were operated during the three months ended March 31, 2021.

Financing Operations

Financing revenues primarily consist of interest income from the financing of IHOP equipment leases and franchise fees as well as interest income on Applebee's notes receivable from franchisees. Financing expenses are the cost of taxes related to IHOP equipment leases.

Financing revenue and gross profit for the three months ended March 31, 2021 declined primarily because of progressive decline in interest income as note balances are repaid.

G&A Expenses	Three months ended March 31,		Favorable (Unfavorable) Variance
	2021	2020
	(In millions)
Total G&A expenses	$39.9	$37.6	$(2.3)

G&A expenses for the three months ended March 31, 2021 increased 6.1% compared to the same period of the prior year, primarily due to an increase in personnel-related costs, partially offset by a decrease in travel costs. The increase in personnel-related costs primarily was due to higher costs of equity-based and other incentive compensation. Included in total G&A expenses for the three months ended March 31, 2021 were $1.2 million of expenses related to company-operated restaurants, an amount similar to same period of the prior year.

Closure and Impairment Charges	Three months ended March 31,		Favorable (Unfavorable) Variance
	2021	2020
	(In millions)
Closure charges	$1.9	$(0.0)	$(1.9)
Long-lived tangible asset impairment	0.1	—	$(0.1)
Total closure and impairment charges	$2.0	$(0.0)	$(2.0)

Closure charges for the three months ended March 31, 2021 related the establishment of or revision to closure reserves for approximately 35 IHOP restaurants. The $0.1 million of impairment related to the operating lease right-of-use asset of one IHOP restaurant.

Other Income and Expense Items	Three months ended March 31,		Favorable (Unfavorable) Variance
	2021	2020
	(In millions)
Interest expense, net	$16.5	$15.2	$(1.3)
Amortization of intangible assets	2.7	2.8	0.1
Loss (gain) on disposition of assets	0.2	(0.2)	(0.4)
Total	$19.4	$17.8	$(1.6)

Interest expense, net

Interest expense, net for the three months ended March 31, 2021 was higher than the same period of the prior year, primarily due to an increase in interest expense on $220.0 million borrowed under our Credit Facility in March 2020. The $220.0 million was outstanding for approximately nine weeks during the three months ended March 31, 2021, compared to $220.0 million outstanding for less than two weeks during the three months ended March 31, 2020. See “Liquidity and Capital Resources” for additional discussion related to the borrowing.

Loss on disposition of assets

There were no individually significant losses or gains on disposition of assets during the three months ended March 31, 2021 and 2020.

Income Taxes	Three months ended March 31,		Favorable (Unfavorable) Variance
	2021	2020
	(In millions)
Income before income taxes	$24.0	$29.1	$(5.1)
Income tax (benefit) provision	$(1.6)	$6.7	$8.3
Effective tax rate	(6.6)%	23.2%	29.8%
Our income tax provision or benefit will vary from period to period in our normal course of business for two reasons: a change in income before income taxes and a change in the effective tax rate. Changes in our income before income taxes were addressed in the preceding sections of “Consolidated Results of Operations - Comparison of the Three Months Ended March 31, 2021 and 2020.”
Our effective tax rate for the three months ended March 31, 2021 was significantly different than the rate of the prior comparable period and the statutory federal tax rate of 21%, primarily due to the one-time recognition of excess tax benefits on stock-based compensation related to the departure of our previous chief executive officer.

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

The Co-Issuers also established a new revolving financing facility, the 2019-1 Variable Funding Senior Notes, Class A-1 (the “Credit Facility”) that allows for drawings up to $225 million of variable funding notes and the issuance of letters of credit. The 2019 Class A-2 Notes and the Credit Facility are referred to collectively herein as the “New Notes.” The New Notes were issued in a securitization transaction pursuant to which substantially all the domestic revenue-generating assets and domestic intellectual property held by the Co-Issuers and certain other special-purpose, wholly-owned indirect subsidiaries of the Company (the “Guarantors”) were pledged as collateral to secure the New Notes.

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

As of March 31, 2021, our leverage ratio was 7.02x. As a result, quarterly principal payments on the 2019 Class A-2 Notes of $3.25 million continue to be required. The leverage ratio is not a maintenance covenant and exceeding the leverage ratio of 5.25x does not violate any covenant related to the New Notes.

The Company may voluntarily repay the 2019 Class A-2 Notes at any time; however, if we repay the 2019 Class A-2 Notes prior to certain dates we would be required to pay make-whole premiums. As of March 31, 2021, the make-whole premium associated with voluntary prepayment of the Class A-2-I Notes was approximately $29 million; this amount declines each quarter to zero in June 2022. As of March 31, 2021, the make-whole premium associated with voluntary prepayment of the Class A-2-II Notes was approximately $59 million; this amount declines each quarter to zero in June 2024. We would also be subject to a make-whole premium in the event of a mandatory prepayment required following a Rapid Amortization Event or certain asset dispositions. The mandatory make-whole premium requirements are considered derivatives embedded in the New Notes that must be bifurcated for separate valuation. We estimated the fair value of these derivatives to be immaterial as of March 31, 2021, based on the probability-weighted discounted cash flows associated with either event.
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

Our DSCR for the reporting period ended March 31, 2021 was approximately 3.45x.

During the second quarter of 2020, we voluntarily increased the interest reserve set aside for our securitized debt from the required $16.4 million to $32.8 million, which represented an estimated six months of interest and fees related to the 2019 Class A-2 Notes and the Credit Facility. In April 2021, we reduced the balance of the interest reserve to $16.4 million, the required three months of interest and fees related to the 2019 Class A-2 Notes and the Credit Facility. Also, during the second quarter of 2020, we voluntarily began accelerating the funding of interest on the 2019 Class A-2 Notes and the Credit Facility with the redirection of cash receipts within our securitization structure. As of April 27, 2021, the interest payments on the 2019 Class A-2 Notes and the Credit Facility that are due June 7, 2021 and September 7, 2021 have been fully funded within the securitization structure, in addition to the $16.4 million of interest reserve noted above.

Use of Credit Facilities

In March 2020, the Co-Issuers drew down a total of $220.0 million from the Credit Facility. The $220.0 million borrowing was repaid on March 5, 2021. The current interest rate for borrowings under the Credit Facility is the three-month LIBOR rate plus 2.15% for 60% of the advances and the commercial paper funding rate of our conduit investor plus 2.15% for 40% of the advances. The weighted average interest rate on Credit Facility borrowings for the period outstanding during the three months ended March 31, 2021 was 2.4%.

At March 31, 2021, there were no outstanding borrowings under the Credit Facility. At March 31, 2021, $3.3 million was pledged against the Credit Facility for outstanding letters of credit, leaving $221.7 million available for borrowing. The letters of credit are used primarily to satisfy insurance-related collateral requirements.

Capital Allocation

We evaluate dividend payments on common stock and repurchases of common stock within the context of our overall capital allocation strategy with our Board of Directors on an ongoing basis, giving consideration to our current and forecast earnings, financial condition, cash requirements and other factors. To maintain financial flexibility in light of the COVID-19 pandemic, we have not declared any dividends after the first quarter of 2020 and have suspended repurchasing our common stock. We will continue to evaluate our capital allocation strategy as industry conditions evolve and normal restaurant operations resume.

Dividends

We did not declare or pay dividends during the three months ended March 31, 2021.

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

We did not repurchase any shares under the 2019 Repurchase Program during the three months ended March 31, 2021. As of March 31, 2021, cumulative repurchases of stock total 1,697,597 shares at a cost of $129.8 million, with a dollar value of $70.2 million remaining for repurchase under the 2019 Repurchase Program.

From time to time, we also repurchase shares owned and tendered by employees to satisfy tax withholding obligations on the vesting of restricted stock awards. Shares are deemed purchased at the closing price of our common stock on the vesting date. See Part II, Item 2 for detail on this stock repurchase activity during the first quarter of 2021.

Cash Flows

In summary, our cash flows for the three months ended March 31, 2021 and March 31, 2020 were as follows:

	Three months ended March 31,
	2021	2020	Variance
	(In millions)
Net cash provided by operating activities	$30.6	$29.6	$1.0
Net cash provided by (used in) investing activities	3.1	(1.2)	4.3
Net cash (used in) provided by financing activities	(217.3)	194.2	(411.5)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(183.6)	$222.6	$(406.2)

Operating Activities

Cash provided by operating activities increased $1.0 million during the three months ended March 31, 2021 compared to the same period of the prior year. Our net income plus the non-cash reconciling items shown in our statements of cash flows (primarily closure and impairment charges, depreciation, deferred taxes and stock-based compensation) increased $5.9 million from 2020. This was primarily due to the recognition of excess tax benefits on stock-based compensation and an increase in gross profit, partially offset by an increase in G&A expenses, each of which was discussed in preceding sections of the MD&A. Net changes in working capital provided cash of $0.4 million during the three months ended March 31, 2021 compared to providing cash of $5.4 million during the same period of the prior year, an unfavorable change of $5.0 million. The unfavorable change in working capital was primarily due to a decrease in cash from trade and gift card receivables. Typically we see an increase in cash collections in the first fiscal quarter of the year due to gift card sales during the preceding holiday season. Due to the pandemic, gift card sales in the fourth quarter of 2020 were lower than the fourth quarter of 2019, resulting in lower cash collections in the first quarter of 2021 compared to the first quarter of 2020. This was partially offset by the timing of marketing disbursements.

Investing Activities

Investing activities provided net cash of $3.1 million for the three months ended March 31, 2021. Principal receipts from notes, equipment contracts and other long-term receivables of $4.7 million and proceeds from asset sales of $1.0 million were partially offset by capital expenditures of $2.4 million. Investing activities used net cash of $1.2 million for the three months ended March 31, 2020. The variance between the two periods primarily was due to a decrease in capital expenditures during the three months ended March 31, 2021 compared to the same period of the prior year.

Financing Activities

Financing activities used net cash of $217.3 million for the three months ended March 31, 2021. As discussed above under Use of Credit Facilities, we repaid $220.0 million borrowed from our Credit Facility. We also paid $9.7 million for taxes withheld for vesting of restricted stock units and made payments totaling $5.9 million on long-term debt and capital lease obligations. We had a net cash inflow of approximately $18.3 million related to equity compensation awards.

Financing activities provided net cash of $194.2 million for the three months ended March 31, 2020, primarily due to a $220 million drawdown from our Credit Facility and $20.5 million in proceeds from stock option exercises, offset by stock repurchases and dividend payments totaling $41.3 million. The variance of $411.5 million between periods primarily was due to the $440 million swing in use of the Credit Facility, partially offset by our not having repurchased stock or paid dividends during the three months ended March 31, 2021.

Cash and Cash Equivalents

Our total cash balances as of March 31, 2021 and December 31, 2020 were are follows:

	March 31, 2021	December 31, 2020
	(In millions)
Cash and cash equivalents	$179.6	$383.4
Restricted cash, current	60.1	39.9
Restricted cash, non-current	32.8	32.8
Total	$272.5	$456.1

Cash and cash equivalents include $72.0 million and $71.6 million of cash held for gift card programs and advertising funds as of March 31, 2021 and December 31, 2020, respectively. The decrease in cash and cash equivalents between December 31, 2020 and March 31, 2021 was due to the repayment of $220.0 million discussed above under Use of Credit Facilities.

We believe that our unrestricted cash on hand, cash flow from operations, and the $221.7 million of borrowing capacity available under our Credit Facility will provide us with adequate liquidity for the next twelve months.

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

	Three months ended March 31,
	2021	2020	Variance
	(In millions)
Cash flows provided by operating activities	$30.6	$29.6	$1.0
Receipts from notes and equipment contracts receivable	2.5	3.0	(0.5)
Additions to property and equipment	(2.4)	(5.1)	2.7
Adjusted free cash flow	$30.7	$27.5	$3.2

Off-Balance Sheet Arrangements

We have obligations for guarantees on certain franchisee lease agreements, as disclosed in Note 15 - Commitments and Contingencies, of Notes to Consolidated Financial Statements of Part I, Item 1 of this Form 10-Q. Other than such guarantees, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K as of March 31, 2021.

Contractual Obligations and Commitments

As discussed above, in March 2021, we repaid $220 million of borrowings outstanding under our Credit Facility. Other than this repayment, there were no material changes to the contractual obligations table as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2020. During the three months ended March 31, 2021, there were no significant changes in our critical accounting policies or in our critical accounting estimates.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

The following change from the information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 took place during the three months ended March 31, 2021:

Interest Rate Risk

We are only exposed to interest rate risk on borrowings we make under our Credit Facility, borrowings from which are subject to variable interest rates. As of March 2021, we have no borrowings outstanding under the Credit Facility and currently are not exposed to interest rate risk.

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

Item 1A.  Risk Factors.

 There are no material changes from the risk factors set forth under Item 1A of Part I of the Company’s Annual Report on
Form 10-K for the fiscal year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Company
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Approximate dollar value of shares that may yet be purchased under the plans or programs (b)
January 4, 2021 - January 31, 2021(a)	902	$70.48	—	$70,200,000
February 1, 2021 - February 28, 2021(a)	11,733	80.74	—	$70,200,000
March 1, 2021 - April 4, 2021(a)	2,366	88.55	—	$70,200,000
	15,001	$81.35	—	$70,200,000
(a) These amounts represent shares owned and tendered by employees to satisfy tax withholding obligations arising upon vesting of restricted stock awards. Shares so surrendered by the participants are repurchased by us pursuant to the terms of the plan and the applicable individual award agreements under which the shares were issued and not pursuant to publicly announced repurchase authorizations.
(b)   In February 2019, the Company’s Board of Directors approved the 2019 Repurchase Program authorizing the Company to repurchase up to $200 million of the Company's common stock. The 2019 Repurchase Program, as approved by the Board of Directors, does not require the repurchase of a specific number of shares and can be terminated at any time.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

None.

Item 6. Exhibits.

*†10.1	Nonqualified Stock Option Agreement, dated January 4, 2021, by and between the Registrant and John W. Peyton.
*†10.2	Restricted Stock Unit Agreement, dated January 4, 2021, by and between the Registrant and John W. Peyton.
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Schema Document.***
101.CAL	Inline XBRL Calculation Linkbase Document.***
101.DEF	Inline XBRL Definition Linkbase Document.***
101.LAB	Inline XBRL Label Linkbase Document.***
101.PRE	Inline XBRL Presentation Linkbase Document.***
104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Dine Brands Global, Inc. (Registrant)

Dated:	5th day of May, 2021	By:	/s/ John W. Peyton
John W. Peyton Chief Executive Officer (Principal Executive Officer)

Dated:	5th day of May, 2021	By:	/s/ Allison Hall
Allison Hall Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)