Form 10-Q
period 2021-06-30
Dine Brands Global, Inc.
filed 2021-08-05
CIK 49754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
 (Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2021
 OR
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

As of July 29, 2021, the Registrant had 17,176,018 shares of Common Stock outstanding.

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

Fiscal Quarter End

The Company’s fiscal quarters end on the Sunday closest to the last day of each calendar quarter. For convenience, the fiscal quarters of each year are referred to as ending on March 31, June 30, September 30 and December 31. The first fiscal quarter of 2021 began on January 4, 2021 and ended on April 4, 2021; the second fiscal quarter of 2021 ended on July 4, 2021. The first fiscal quarter of 2020 began on December 30, 2019 and ended on March 29, 2020; the second fiscal quarter of 2020 ended on June 28, 2020.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.
Dine Brands Global, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

Assets
	June 30, 2021	December 31, 2020
	(Unaudited)
Current assets:
Cash and cash equivalents	$259,461	$383,369
Receivables, net of allowance of $10,095 (2021) and $15,057 (2020)	99,308	121,897
Restricted cash	72,137	39,884
Prepaid gift card costs	21,716	29,080
Prepaid income taxes	397	6,178
Other current assets	8,134	6,098
Total current assets	461,153	586,506
Other intangible assets, net	544,587	549,671
Operating lease right-of-use assets	331,826	346,086
Goodwill	251,628	251,628
Property and equipment, net	178,571	187,977
Long-term receivables, net of allowance of $5,503 (2021) and $7,999 (2020)	47,839	54,512
Deferred rent receivable	53,017	56,449
Non-current restricted cash	16,400	32,800
Other non-current assets, net	10,902	9,316
Total assets	$1,895,923	$2,074,945
Liabilities and Stockholders’ Deficit
Current liabilities:
Current maturities of long-term debt	$3,250	$13,000
Accounts payable	40,126	37,424
Gift card liability	120,842	144,159
Current maturities of operating lease obligations	70,491	69,672
Current maturities of finance lease and financing obligations	10,954	11,293
Accrued employee compensation and benefits	22,785	21,237
Accrued advertising	52,707	21,641
Deferred franchise revenue, short-term	7,447	7,682
Other accrued expenses	16,253	22,460
Total current liabilities	344,855	348,568
Long-term debt	1,278,504	1,491,996
Operating lease obligations, less current maturities	325,278	345,163
Finance lease obligations, less current maturities	64,095	69,012
Financing obligations, less current maturities	32,393	32,797
Deferred income taxes, net	67,780	78,293
Deferred franchise revenue, long-term	47,794	52,237
Other non-current liabilities	17,975	11,530
Total liabilities	2,178,674	2,429,596
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $1 par value, 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; shares: 40,000,000 authorized; June 30, 2021 - 25,011,253 issued, 17,177,950 outstanding; December 31, 2020 - 24,882,122 issued, 16,452,174 outstanding	250	249
Additional paid-in-capital	250,509	257,625
Accumulated deficit	(588)	(55,553)
Accumulated other comprehensive loss	(57)	(55)
Treasury stock, at cost; shares: June 30, 2021 - 7,833,303; December 31, 2020 - 8,429,948	(532,865)	(556,917)
Total stockholders’ deficit	(282,751)	(354,651)
Total liabilities and stockholders’ deficit	$1,895,923	$2,074,945
 See the accompanying Notes to Consolidated Financial Statements.

Dine Brands Global, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues:
Franchise revenues:
Royalties, franchise fees and other	$94,630	$38,781	$174,721	$122,095
Advertising revenues	72,324	29,095	133,209	90,818
Total franchise revenues	166,954	67,876	307,930	212,913
Company restaurant sales	38,194	16,774	74,143	48,074
Rental revenues	27,382	23,707	53,524	52,716
Financing revenues	1,089	1,355	2,221	2,893
Total revenues	233,619	109,712	437,818	316,596
Cost of revenues:
Franchise expenses:
Advertising expenses	72,324	29,095	133,209	90,818
Bad debt (credit) expense	(291)	5,053	(2,284)	5,571
Other franchise expenses	7,224	2,932	13,275	10,141
Total franchise expenses	79,257	37,080	144,200	106,530
Company restaurant expenses	34,759	21,139	67,643	51,471
Rental expenses:
Interest expense from finance leases	893	1,137	1,855	2,347
Other rental expenses	19,718	20,106	39,714	41,429
Total rental expenses	20,611	21,243	41,569	43,776
Financing expenses	115	128	243	270
Total cost of revenues	134,742	79,590	253,655	202,047
Gross profit	98,877	30,122	184,163	114,549
General and administrative expenses	39,276	30,870	79,187	68,478
Interest expense, net	15,739	17,127	32,235	32,299
Impairment and closure charges	2,571	124,365	4,581	124,353
Amortization of intangible assets	2,663	2,755	5,351	5,581
(Gain) loss on disposition of assets	(30)	1,776	137	1,543
Income before income taxes	38,658	(146,771)	62,672	(117,705)
Income tax (provision) benefit	(9,296)	11,992	(7,707)	5,254
Net income (loss)	29,362	(134,779)	54,965	(112,451)
Other comprehensive income net of tax:
Foreign currency translation adjustment	(1)	—	(2)	—
Total comprehensive income (loss)	$29,361	$(134,779)	$54,963	$(112,451)
Net income (loss) available to common stockholders:
Net income (loss)	$29,362	$(134,779)	$54,965	$(112,451)
Less: Net income allocated to unvested participating restricted stock	(657)	—	(1,431)	(420)
Net income (loss) available to common stockholders	$28,705	$(134,779)	$53,534	$(112,871)

Net income (loss) available to common stockholders per share:
Basic	$1.70	$(8.33)	$3.21	$(6.96)
Diluted	$1.69	$(8.33)	$3.19	$(6.96)
Weighted average shares outstanding:
Basic	16,886	16,177	16,673	16,215
Diluted	16,977	16,177	16,802	16,215
See the accompanying Notes to Consolidated Financial Statements.

Dine Brands Global, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Deficit
(In thousands)
(Unaudited)

	Three Months ended June 30, 2021
	Common Stock				Accumulated Other Comprehensive Loss	Treasury Stock
	Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)		Shares	Cost	Total
Balance at March 31, 2021	17,142	$250	$247,498	$(29,950)	$(56)	7,891	$(535,144)	$(317,402)
Net income	—	—	—	29,362	—	—	—	29,362
Other comprehensive loss	—	—	—	—	(1)	—	—	(1)
Reissuance of treasury stock	58	—	748	—	—	(58)	2,279	3,027
Net issuance of shares for stock plans	(20)	—	—	—	—	—	—	—
Repurchase of restricted shares for taxes	(2)	—	(183)	—	—	—	—	(183)
Stock-based compensation	—	—	2,518	—	—	—	—	2,518
Tax payments for share settlement of restricted stock units	—	—	(72)	—	—	—	—	(72)
Balance at June 30, 2021	17,178	$250	$250,509	$(588)	$(57)	7,833	$(532,865)	$(282,751)

	Six Months ended June 30, 2021
	Common Stock				Accumulated Other Comprehensive Loss	Treasury Stock
	Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)		Shares	Cost	Total
Balance at December 31, 2020	16,452	$249	$257,625	$(55,553)	$(55)	8,430	$(556,917)	$(354,651)
Net income	—	—	—	54,965	—	—	—	54,965
Other comprehensive loss	—	—	—	—	(2)	—	—	(2)
Reissuance of treasury stock	597	1	(1,542)	—	—	(597)	24,052	22,511
Net issuance of shares for stock plans	146	—	—	—	—	—	—	—
Repurchase of restricted shares for taxes	(17)	—	(1,403)	—	—	—	—	(1,403)
Stock-based compensation	—	—	5,612	—	—	—	—	5,612
Tax payments for share settlement of restricted stock units	—	—	(9,783)	—	—	—	—	(9,783)
Balance at June 30, 2021	17,178	$250	$250,509	$(588)	$(57)	7,833	$(532,865)	$(282,751)

See the accompanying Notes to Consolidated Financial Statements.

Dine Brands Global, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Deficit
(In thousands)
(Unaudited)

	Three Months ended June 30, 2020
	Common Stock				Accumulated Other Comprehensive Loss	Treasury Stock
	Shares Outstanding	Amount	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings		Shares	Cost	Total
Balance at March 31, 2020	16,421	$249	$252,443	$70,769	$(58)	8,496	$(559,780)	$(236,377)
Net loss	—	—	—	(134,779)	—	—	—	(134,779)
Reissuance of treasury stock	14	—	(600)	—	—	(13)	599	(1)
Net issuance of shares for stock plans	(14)	—	—	—	—	—	—	—
Repurchase of restricted shares for taxes	(3)	—	(129)	—	—	—	—	(129)
Stock-based compensation	—	—	2,632	—	—	—	—	2,632
Dividends on common stock	—	—	261	—	—	—	—	261
Tax payments for share settlement of restricted stock units	—	—	(178)	—	—	—	—	(178)
Balance at June 30, 2020	16,418	$249	$254,429	$(64,010)	$(58)	8,483	$(559,181)	$(368,571)

	Six Months ended June 30, 2020
	Common Stock				Accumulated Other Comprehensive Loss	Treasury Stock
	Shares Outstanding	Amount	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings		Shares	Cost	Total
Balance at December 31, 2019	16,522	$249	$246,192	$61,653	$(58)	8,404	$(549,810)	$(241,774)
Adoption of credit loss accounting guidance (Note 3)	—	—	—	(497)	—	—	—	(497)
Net loss	—	—	—	(112,451)	—	—	—	(112,451)
Purchase of Company common stock	(460)	—	—	—	—	460	(26,527)	(26,527)
Reissuance of treasury stock	381	—	3,367	—	—	(381)	17,156	20,523
Net issuance of shares for stock plans	4	—	—	—	—	—	—	—
Repurchase of restricted shares for taxes	(29)	—	(2,129)	—	—	—	—	(2,129)
Stock-based compensation	—	—	6,670	—	—	—	—	6,670
Dividends on common stock	—	—	507	(12,715)	—	—	—	(12,208)
Tax payments for share settlement of restricted stock units	—	—	(178)	—	—	—	—	(178)
Balance at June 30, 2020	16,418	$249	$254,429	$(64,010)	$(58)	8,483	$(559,181)	$(368,571)

See the accompanying Notes to Consolidated Financial Statements.

Dine Brands Global, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$54,965	$(112,451)
Adjustments to reconcile net income (loss) to cash flows provided by (used in) operating activities:
Non-cash impairment and closure charges	4,514	124,343
Depreciation and amortization	19,976	21,345
Non-cash stock-based compensation expense	5,612	6,670
Non-cash interest expense	1,427	1,318
Deferred income taxes	(10,007)	(10,793)
Deferred revenue	(4,678)	(4,840)
Loss on disposition of assets	137	1,543
Other	(3,608)	(252)
Changes in operating assets and liabilities:
Accounts receivable, net	4,928	(31,039)
Current income tax receivables and payables	5,315	(5,456)
Gift card receivables and payables	(3,837)	2,293
Other current assets	(2,036)	(2,503)
Accounts payable	6,195	(903)
Accrued employee compensation and benefits	1,466	(13,336)
Accrued advertising	31,066	13,012
Other current liabilities	(5,419)	532
Cash flows provided by (used in) operating activities	106,016	(10,517)
Cash flows from investing activities:
Principal receipts from notes, equipment contracts and other long-term receivables	9,703	10,772
Net additions to property and equipment	(4,064)	(7,380)
Proceeds from sale of property and equipment	946	456
Additions to long-term receivables	—	(1,475)
Other	(237)	(276)
Cash flows provided by investing activities	6,348	2,097
Cash flows from financing activities:
Repayment of long-term debt	(6,500)	—
Borrowing from revolving credit facility	—	220,000
Repayment of revolving credit facility	(220,000)	—
Dividends paid on common stock	—	(23,934)
Repurchase of common stock	—	(29,853)
Principal payments on finance lease obligations	(5,244)	(5,993)
Proceeds from stock options exercised	22,511	20,523
Repurchase of restricted stock for tax payments upon vesting	(1,403)	(2,129)
Tax payments for share settlement of restricted stock units	(9,783)	(178)
Cash flows (used in) provided by financing activities	(220,419)	178,436
Net change in cash, cash equivalents and restricted cash	(108,055)	170,016
Cash, cash equivalents and restricted cash at beginning of period	456,053	172,475
Cash, cash equivalents and restricted cash at end of period	$347,998	$342,491
Supplemental disclosures:
Interest paid in cash	$33,405	$34,108
Income taxes paid in cash	$13,341	$11,103
Non-cash conversion of accounts receivable to notes receivable	$1,640	$—

See the accompanying Notes to Consolidated Financial Statements.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1. General

The accompanying unaudited consolidated financial statements of Dine Brands Global, Inc. (the “Company” or “Dine Brands Global”) have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2021.

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

2. Basis of Presentation

The Company’s fiscal quarters end on the Sunday closest to the last day of each calendar quarter. For convenience, the fiscal quarters of each year are referred to as ending on March 31, June 30, September 30 and December 31. The first fiscal quarter of 2021 began on January 4, 2021 and ended on April 4, 2021; the second fiscal quarter of 2021 ended on July 4, 2021. The first fiscal quarter of 2020 began on December 30, 2019 and ended on March 29, 2020; the second fiscal quarter of 2020 ended on June 28, 2020.

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

Risks and Uncertainties

The Company was subject to risks and uncertainties as a result of the continuing outbreak of a novel strain of coronavirus, designated “COVID-19.” The extent of the continued impact of the COVID-19 pandemic on the Company's business is highly uncertain and difficult to predict, as measures taken in response to and the effect of the pandemic have varied and continue to vary by state and municipalities within states. Assessments of the success of measures taken and the timing of any further restrictions, or lifting of such restrictions, continues to evolve. The Company first began to experience impacts from COVID-19 in March 2020, as federal, state, local and international governments began to react to the public health crisis by encouraging “social distancing” and requiring, in varying degrees, restaurant dine-in limitations and other restrictions that largely limited the restaurants of the Company's franchisees and its company-operated restaurants to take-out and delivery sales. Subsequently, government-imposed dine-in restrictions have been relaxed in many of the locations in which the Company operates as incidents of infection decline within the respective governmental jurisdictions. As of June 30, 2021, 98% of domestic Applebee's and IHOP restaurants were operating at 100% capacity and 99% of domestic Applebee's and IHOP restaurants were open.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2. Basis of Presentation (Continued)

The Company took several actions to mitigate the effects of the COVID-19 pandemic on its operations and its franchisees, as follows: (i) drew down $220 million from its revolving credit facility in March 2020 and repaid the borrowing in March 2021; (ii) suspended repurchases of common stock and the declaration of dividends on common stock after the first quarter of 2020.; (iii) deferred franchisee payment of royalty, advertising and other fees, and lease obligations for up to two months on a case-by-case basis, with 98% of Applebee's and 87% of IHOP deferrals collected as of June 30, 2021; (iv) deferred franchisee remodel and development obligations for up to 15 months; and (v) negotiated deferrals and abatements for properties on which the Company was lessee.

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

Newly Issued Accounting Standards Not Yet Adopted

In March 2020, with an update in January 2021, the FASB issued guidance which provides optional expedients and exceptions for applying current U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued. The guidance can be adopted immediately and is applicable to contracts entered into on or before December 31, 2022. The Company is currently evaluating its contracts that reference LIBOR and the potential effects of adopting this new guidance.

In July 2021, the FASB issued guidance which affect lessors with lease contracts that (i) have variable lease payments that do not depend on a reference index or a rate and (ii) would have resulted in the recognition of a selling loss at lease commencement if classified as sales-type or direct financing. The amendments are effective for fiscal years beginning after December 15, 2021. The Company is are currently evaluating lease contracts and the potential effects of adopting this new guidance.

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
•The Company is entitled to royalties and advertising fees based on a percentage of the franchisee's gross sales as defined in the franchise agreement. Royalty and advertising revenue are recognized when the franchisee's reported sales occur. Depending on timing within a fiscal period, the recognition of revenue results in either what is considered a contract asset (unbilled receivable) or once billed, accounts receivable, and are included in “receivables, net” in the Consolidated Balance Sheets.
•Revenue from the sale of proprietary pancake and waffle dry mix is recognized in the period in which distributors ship the franchisee's order; recognition of revenue results in an accounts receivable included in “receivables, net” in the Consolidated Balance Sheets.

In determining the amount and timing of revenue from contracts with customers, the Company exercises significant judgment with respect to collectability of the amount; however, the timing of recognition does not require significant judgments as it is based on either the term of the franchise agreement, the month of reported sales by the franchisee or the date of product shipment, none of which require estimation. The Company does not incur a significant amount of contract acquisition costs in conducting franchising activities. The Company's franchising arrangements do not contain a significant financing component.

Company Restaurant Revenue

Sales by company-operated restaurants are recognized when food and beverage items are sold. Company restaurant sales are reported net of sales taxes collected from guests that are remitted to the appropriate taxing authorities.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

4. Revenue Disclosures (Continued)

The following table disaggregates franchise revenue by major type for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In thousands)
Franchise Revenue:
Royalties	$78,124	$31,011	$142,401	$98,611
Advertising fees	72,324	29,095	133,209	90,818
Pancake and waffle dry mix sales and other	13,525	4,037	24,415	16,885
Franchise and development fees	2,981	3,733	7,905	6,599
Total franchise revenue	$166,954	$67,876	$307,930	$212,913

Accounts and other receivables from franchisees as of June 30, 2021 and December 31, 2020 were $69.4 million (net of allowance of $6.0 million) and $76.3 million (net of allowance of $11.4 million), respectively, and were included in receivables, net in the Consolidated Balance Sheets.

Changes in the Company's contract liability for deferred franchise and development fees during the six months ended June 30, 2021 are as follows:

Deferred Franchise Revenue (short- and long-term)
(In thousands)
Balance at December 31, 2020	$59,919
Recognized as revenue during the six months ended June 30, 2021	(7,433)
Fees deferred during the six months ended June 30, 2021	2,755
Balance at June 30, 2021	$55,241
The balance of deferred revenue as of June 30, 2021 is expected to be recognized as follows:

(In thousands)
Remainder of 2021	$3,743
2022	7,278
2023	6,644
2024	6,051
2025	5,274
Thereafter	26,251
Total	$55,241

5. Current Expected Credit Losses (“CECL”)

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

Gift Card Receivables

Gift card receivables consist primarily of amounts due from third-party vendors. Receivables related to gift card sales are subject to seasonality and usually peak around year-end as a result of the December holiday season.

Notes Receivable

Notes receivable balances primarily relate to the conversion of certain Applebee's franchisee accounts receivable to notes receivable, cash loans to franchisees for working capital purposes, a note receivable in connection with the sale of IHOP company restaurants and IHOP franchise fee and other notes. The notes are typically collateralized by the franchise. A significant portion of these notes have specific reserves recorded against them amounting to $9.2 million as of June 30, 2021.

Equipment Leases Receivable

Equipment leases receivable relate to IHOP franchise development activity prior to 2003 when IHOP typically leased or purchased the restaurant site, built and equipped the restaurant, then franchised the restaurant to a franchisee. Equipment lease contracts are collateralized by the equipment in the restaurant. The estimated fair value of the equipment collateralizing these lease contracts are not deemed to be significant given the very seasoned and mature nature of this portfolio. The weighted average remaining life of the Company’s equipment leases is 5.1 years as of June 30, 2021.

Direct Financing Leases Receivable
Direct financing lease receivables also relate to IHOP franchise development activity prior to 2003. IHOP provided the financing for leasing or subleasing the site. Direct financing leases at June 30, 2021, comprised 81 leases with a weighted average remaining life of 4.4 years, and relate to locations that IHOP is leasing from third parties and subleasing to franchisees.

Distributor Receivables

Receivables due from distributors are related to the sale of IHOP’s proprietary pancake and waffle dry mix to franchisees through the Company’s network of suppliers and distributors and are included as part of Other receivables.

	June 30, 2021	December 31, 2020
	(In millions)
Accounts receivable	$72.8	$85.7
Gift card receivables	6.9	22.5
Notes receivable	20.1	18.6
Financing receivables:
Equipment leases receivable	37.5	43.9
Direct financing leases receivable	18.9	22.7
Franchise fee notes receivable	0.1	0.1
Other	6.4	6.0
	162.7	199.5
Less: allowance for credit losses	(15.6)	(23.1)
	147.1	176.4
Less: current portion	(99.3)	(121.9)
Long-term receivables	$47.8	$54.5

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

5. Current Expected Credit Losses (Continued)

Changes in the allowance for credit losses during the six months ended June 30, 2021 were as follows:

	Accounts Receivable	Notes receivable, short-term	Notes receivable, long-term	Lease Receivables	Equipment Notes	Other (1)	Total
	(In millions)
Balance, December 31, 2020	$11.2	$3.6	$5.3	$0.4	$2.3	$0.3	$23.1
Bad debt (credit) expense for the six months ended June 30, 2021	(2.2)	0.4	(0.1)	0.1	(0.4)	(0.1)	(2.3)
Advertising provision adjustment	(2.9)	0.0	—	—	—	—	(2.9)
Write-offs	(0.2)	—	—	(0.5)	(1.7)	—	(2.4)
Other	—	—	—	0.1	0.0	—	0.1
Balance, June 30, 2021	$5.9	$4.0	$5.2	$0.1	$0.2	$0.2	$15.6
(1) Primarily distributor receivables, gift card receivables and credit card receivables

The Company's primary credit quality indicator for all portfolio segments is delinquency. The delinquency status of receivables (other than accounts receivable, gift card receivables and distributor receivables) at June 30, 2021 was as follows:

	Notes receivable, short-term	Notes receivable, long-term	Lease Receivables	Equipment Notes	Other (1)	Total
	(In millions)
Current	$5.3	$12.0	$18.9	$37.5	$1.8	$75.5
30-59 days	0.2	—	—	—	—	0.2
60-89 days	0.1	—	—	—	—	0.1
90-119 days	0.1	—	—	—	—	0.1
120+ days	2.5	—	—	—	—	2.5
Total	$8.2	$12.0	$18.9	$37.5	$1.8	$78.4
(1) Primarily credit card receivables

The year of origination of the Company's financing receivables is as follows:

	Notes receivable, short and long-term	Lease Receivables	Equipment Notes	Total
	(In millions)
2021	$2.3	$1.0	$—	$3.3
2020	0.8	1.5	—	2.3
2019	2.5	0.8	—	3.3
2018	8.0	—	—	8.0
2017	6.4	—	—	6.4
Prior	0.1	15.6	37.5	53.2
Total	$20.1	$18.9	$37.5	$76.5

The Company does not place its financing receivables in non-accrual status.

6. Lease Disclosures

The Company engages in leasing activity as both a lessee and a lessor. The Company currently leases from third parties the real property on which approximately 540 IHOP franchisee-operated restaurants and one Applebee's franchisee-operated restaurant are located; the Company (as lessor) subleases the property to the franchisees that operate those restaurants. The Company also leases property it owns to the franchisees that operate approximately 55 IHOP restaurants and one Applebee's restaurant. The Company leases from third parties the real property on which 69 Applebee's company-operated restaurants are located. The Company also leases office space for its principal corporate office in Glendale, California and restaurant support centers in Kansas City, Missouri and Raleigh, North Carolina. The Company does not have a significant amount of non-real estate leases.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

6. Lease Disclosures (Continued)

The Company's existing leases/subleases related to IHOP restaurants generally provide for an initial term of 20 to 25 years, with most having one or more five-year renewal options. Leases related to Applebee's restaurants generally have an initial term of 10 to 20 years, with renewal terms of five to 20 years. Option periods were not included in determining liabilities and right-of-use assets related to operating leases. Approximately 275 of the Company's leases met the sales levels that required variable rent payments to the Company (as lessor), based on a percentage of restaurant sales during the six months ended June 30, 2021. Approximately 40 of the leases met the sales levels that required variable rent payments by the Company (as lessee), based on a percentage of restaurant sales during the six months ended June 30, 2021.

The Company's lease cost for the three and six months ended June 30, 2021 and 2020 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(In millions)
Finance lease cost:
Amortization of right-of-use assets	$1.1	$1.3	$2.3	$2.5
Interest on lease liabilities	1.4	1.6	2.8	3.4
Operating lease cost	24.7	26.6	49.8	53.1
Variable lease cost	0.5	(0.1)	0.8	0.3
Short-term lease cost	0.0	0.0	0.0	0.0
Sublease income	(24.9)	(21.5)	(49.1)	(48.1)
Lease cost	$2.8	$7.9	$6.6	$11.2

Future minimum lease payments under noncancelable leases as lessee as of June 30, 2021 were as follows:

	Finance Leases	Operating Leases
	(In millions)
2021 (remaining six months)	$7.7	$46.0
2022	14.4	87.9
2023	11.6	72.4
2024	9.7	67.2
2025	8.6	58.6
Thereafter	51.0	150.4
Total minimum lease payments	103.0	482.5
Less: interest/imputed interest	(28.7)	(86.7)
Total obligations	74.3	395.8
Less: current portion	(10.2)	(70.5)
Long-term lease obligations	$64.1	$325.3

The weighted average remaining lease term as of June 30, 2021 was 9.4 years for finance leases and 7.0 years for operating leases. The weighted average discount rate as of June 30, 2021 was 10.2% for finance leases and 5.6% for operating leases.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

6. Lease Disclosures (Continued)

During the three and six months ended June 30, 2021 and 2020, the Company made the following cash payments for leases:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(In millions)
Principal payments on finance lease obligations	$2.6	$3.0	$5.2	$6.0
Interest payments on finance lease obligations	$1.4	$1.6	$2.8	$3.4
Payments on operating leases	$22.8	$23.0	$45.8	$46.5
Variable lease payments	$0.3	$0.2	$0.6	$0.5

The Company's income from operating leases for the three and six months ended June 30, 2021 and 2020 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(In millions)
Minimum lease payments	$23.9	$22.5	$47.7	$47.9
Variable lease income	2.8	0.4	4.4	2.8
Total operating lease income	$26.7	$22.9	$52.1	$50.7

Minimum payments to be received as lessor under noncancelable operating leases as of June 30, 2021 were as follows:

(In millions)
2021 (remaining six months)	$50.2
2022	100.0
2023	96.4
2024	87.7
2025	76.2
Thereafter	178.9
Total minimum rents receivable	$589.4

The Company's income from direct financing leases for the three and six months ended June 30, 2021 and 2020 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(In millions)
Interest income	$0.5	$0.8	$1.1	$1.8
Variable lease income	0.2	0.0	0.3	0.2
Total operating lease income	$0.7	$0.8	$1.4	$2.0

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

6. Lease Disclosures (Continued)

Minimum payments to be received as lessor under noncancelable direct financing leases as of June 30, 2021 were as follows:

(In millions)
2021 (remaining six months)	$4.8
2022	7.6
2023	3.7
2024	1.6
2025	0.8
Thereafter	4.0
Total minimum rents receivable	22.5
Less: unearned income	(3.6)
Total net investment in direct financing leases	18.9
Less: current portion	(7.5)
Long-term investment in direct financing leases	$11.4

7. Long-Term Debt

At June 30, 2021 and December 31, 2020, long-term debt consisted of the following:

	June 30, 2021	December 31, 2020
	(In millions)
Series 2019-1 4.194% Fixed Rate Senior Secured Notes, Class A-2-I	$694.8	$698.3
Series 2019-1 4.723% Fixed Rate Senior Secured Notes, Class A-2-II	595.5	598.5
Series 2019-1 Variable Funding Senior Notes Class A-1, variable interest rate of 2.42% at December 31, 2020	—	220.0
Debt issuance costs	(8.5)	(11.8)
Long-term debt, net of debt issuance costs	1,281.8	1,505.0
Current portion of long-term debt	(3.3)	(13.0)
Long-term debt	$1,278.5	$1,492.0

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

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7. Long-Term Debt (Continued)
2019 Class A-2 Notes

The legal final maturity of the 2019 Class A-2 Notes is June 2049, but rapid amortization will apply if the Class A-2-I Notes are not repaid by June 2024 (the “Class A-2-I Anticipated Repayment Date”) and for the Class A-2-II Notes if not repaid by June 2026 (the “Class A-2-II Anticipated Repayment Date”). If the Co-Issuers have not repaid or refinanced the Class A-2-I Notes by the Class A-2-I Anticipated Repayment Date or the Class A-2-II Notes by the Class A-2-II Anticipated Repayment Date, then additional interest will accrue on the Class A-2-I Notes and the Class A-2-II Notes, as applicable, at the greater of: (A) 5.0% and (B) the amount, if any, by which the sum of the following exceeds the applicable Series 2019-1 Class A-2 Note interest rate: (x) the yield to maturity (adjusted to a quarterly bond-equivalent basis) on the applicable anticipated repayment date of the United States Treasury Security having a term closest to 10 years plus (y) 5.0%, plus (z) 2.15% for the Series 2019-1 Class A-2-I Notes and 2.64% for the Series 2019-1 Class A-2-II Notes.

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

As of June 30, 2021, the Company's leverage ratio was 4.94x. As a result, quarterly principal payments on the 2019 Class A-2 Notes of $3.25 million will no longer to be required after a payment is made on September 7, 2021.

The Company may voluntarily repay the 2019 Class A-2 Notes at any time; however, if the 2019 Class A-2 Notes are repaid prior to certain dates, the Company would be required to pay make-whole premiums. As of June 30, 2021, the make-whole premium associated with voluntary prepayment of the Class A-2-I Notes was approximately $22 million; this amount declines progressively each quarter to zero in June 2022. As of June 30, 2021, the make-whole premium associated with voluntary prepayment of the Class A-2-II Notes was approximately $57 million; this amount declines progressively each quarter to zero in June 2024. The Company would also be subject to a make-whole premium in the event of a mandatory prepayment required following a Rapid Amortization Event or certain asset dispositions. The mandatory make-whole premium requirements are considered derivatives embedded in the New Notes that must be bifurcated for separate valuation. The Company estimated the fair value of these derivatives to be immaterial as of June 30, 2021, based on the probability-weighted discounted cash flows associated with either event.

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

In March 2020, the Company borrowed $220.0 million against the Credit Facility. The maximum amount of borrowings from the Credit Facility outstanding during the six months ended June 30, 2021 was $220.0 million. The $220.0 million was repaid on March 5, 2021 and there have been no new borrowings since that date. As of June 30, 2021, there were no outstanding borrowings under the Credit Facility. The interest rate for borrowings under the Credit Facility is the three-month LIBOR rate plus 2.15% for 60% of the advances and the commercial paper funding rate of our conduit investor plus 2.15% for 40% of the advances. The weighted average interest rate on Credit Facility borrowings for the period outstanding during the six months ended June 30, 2021 was 2.4%.

At June 30, 2021, $3.3 million was pledged against the Credit Facility for outstanding letters of credit, leaving $221.7 million available for borrowing. The letters of credit are used primarily to satisfy insurance-related collateral requirements.

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

The Company's DSCR for the reporting period ended June 30, 2021 was approximately 4.6x.

Debt Issuance Costs

Amortization of costs incurred in connection with the issuance of the 2019 Class A-2 Notes of $0.6 million and $0.5 million were included in interest expense for the three months ended June 30, 2021 and 2020, respectively. Amortization of costs incurred in connection with the issuance of the 2019 Class A-2 Notes of $1.1 million and $1.0 million were included in interest expense for the six months ended June 30, 2021 and 2020, respectively. Amortization costs incurred in connection with the Company's Credit Facility and prior credit facility of $0.1 million and $0.1 million were included in interest expense for the three months ended June 30, 2021 and 2020, respectively. Amortization costs incurred in connection with the Company's Credit Facility and prior credit facility of $0.3 million and $0.3 million were included in interest expense for the six months ended June 30, 2021 and 2020, respectively.
At June 30, 2021, total unamortized debt issuance costs of $8.5 million are reported as a direct reduction of the 2019 Class A-2 Notes in the Consolidated Balance Sheets. At June 30, 2021, total unamortized debt issuance costs of $1.8 million related to the Credit Facility and prior credit facility are classified as other long-term assets because there are no borrowings outstanding against the Credit Facility.

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

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

8. Stockholders' Deficit

Dividends

Dividends declared and paid per share for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Dividends declared per common share	$—	$—	$—	$0.76
Dividends paid per common share	$—	$0.76	$—	$1.45

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

The Company did not repurchase any shares during three and six months ended June 30, 2021. The Company did not repurchase any shares during the three months ended June 30, 2020 and repurchased 459,899 shares during the six months ended June 30, 2020. As of June 30, 2021, cumulative repurchases of stock total 1,697,597 shares at a cost of $129.8 million, with a dollar value of $70.2 million remaining for repurchase under the 2019 Repurchase Program.

Treasury Stock

Repurchases of the Company's common stock are included in treasury stock at the cost of shares repurchased plus any transaction costs. Treasury stock may be re-issued when stock options are exercised, when restricted stock awards are granted and when restricted stock units settle in stock upon vesting. The cost of treasury stock re-issued is determined using the first-in, first-out (“FIFO”) method. During the six months ended June 30, 2021, the Company re-issued 596,645 shares of treasury stock at a total FIFO cost of $24.1 million.

9. Income Taxes

The Company's effective tax rate was 12.3% (a tax provision of $7.7 million on pretax book income of $62.7 million) for the six months ended June 30, 2021, as compared to 4.5% for the six months ended June 30, 2020 (a tax benefit of $5.3 million on pretax book loss of $117.7 million). The effective tax rate for the six months ended June 30, 2021 was lower than the statutory federal tax rate of 21% primarily due to the recognition of excess tax benefits on stock-based compensation in the first quarter of 2021. In addition, the effective tax rate for the six months ended June 30, 2021 was different than the prior comparable period due to the impairment of goodwill in the second quarter of 2020, which was not deductible for income tax purposes and therefore had no associated tax benefit.

The total gross unrecognized tax benefit as of June 30, 2021 and December 31, 2020 was $1.9 million and $2.2 million, respectively, excluding interest, penalties and related tax benefits. The Company estimates the unrecognized tax benefit as of June 30, 2021 may decrease over the upcoming 12 months by an amount up to $0.2 million related to settlements with taxing authorities and expiring statutes of limitations. For the remaining liability, due to the uncertainties related to these tax matters, the Company is unable to make a reasonable estimate as to when cash settlement with a taxing authority will occur.

As of June 30, 2021, accrued interest was $0.6 million and accrued penalties were less than $0.1 million, excluding any related income tax benefits. As of December 31, 2020, accrued interest was $0.9 million and accrued penalties were less than $0.1 million, excluding any related income tax benefits. The Company recognizes interest accrued related to unrecognized tax benefits and penalties as a component of its income tax provision recognized in its Consolidated Statements of Comprehensive Income.

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

On March 11, 2021, the American Rescue Plan Act of 2021 (“ARP Act”) was enacted in response to the COVID-19 pandemic. The Company is continuing to evaluate the impact of the ARP Act, but at present, does not expect the ARP Act would result in a material impact to our income tax benefit or provision.

10. Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense included in general and administrative expenses in the Consolidated Statements of Comprehensive Income:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Total stock-based compensation expense:	(In millions)
Equity classified awards expense	$2.5	$2.6	$5.6	$6.7
Liability classified awards expense (credit)	0.5	0.1	2.0	(0.5)
Total pre-tax stock-based compensation expense	3.0	2.7	7.6	6.2
Book income tax benefit	(0.8)	(0.7)	(1.9)	(1.6)
Total stock-based compensation expense, net of tax	$2.2	$2.0	$5.7	$4.6

As of June 30, 2021, total unrecognized compensation expense of $20.9 million related to restricted stock and restricted stock units and $3.9 million related to stock options are expected to be recognized over a weighted average period of 1.5 years for restricted stock and restricted stock units and 1.8 years for stock options.

Fair Value Assumptions

The Company granted 95,891 stock options during the six months ended June 30, 2021 for which the fair value was estimated using a Black-Scholes option pricing model. The following summarizes the weighted average assumptions used in the Black-Scholes model:

Risk-free interest rate	0.5%
Historical volatility	67.7%
Dividend yield	—%
Expected years until exercise	4.5
Fair value of options granted	$40.25

Equity Classified Awards - Stock Options

Stock option balances at June 30, 2021, and activity for the six months ended June 30, 2021 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Millions)
Outstanding at December 31, 2020	1,014,670	$64.16
Granted	95,891	75.28
Exercised	(474,686)	47.96
Expired	(24,540)	98.26
Forfeited	(56,582)	88.34
Outstanding at June 30, 2021	554,753	75.97	6.4	$8.3
Vested at June 30, 2021 and Expected to Vest	533,000	75.81	6.3	$8.1
Exercisable at June 30, 2021	372,922	$72.86	5.1	$6.9

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

10. Stock-Based Compensation (Continued)

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price of the Company’s common stock on the last trading day of the second quarter of 2021 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2021. The aggregate intrinsic value will change based on the fair market value of the Company’s common stock and the number of in-the-money options.

Equity Classified Awards - Restricted Stock and Restricted Stock Units

Outstanding balances as of June 30, 2021, and activity related to restricted stock and restricted stock units for the six months ended June 30, 2021 were as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value	Stock-Settled Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	254,331	$76.50	355,570	$28.01
Granted	127,041	83.73	68,578	62.92
Released	(46,223)	67.14	(314,713)	22.84
Forfeited	(40,105)	83.34	—	—
Outstanding at June 30, 2021	295,044	$80.15	109,435	$64.76

Liability Classified Awards - Cash-settled Restricted Stock Units

The Company has granted cash-settled restricted stock units to certain employees. These instruments are recorded as liabilities at fair value as of the respective period end.

Cash-Settled Restricted Stock Units
Outstanding at December 31, 2020	52,956
Released	(38,916)
Forfeited	(740)
Outstanding at June 30, 2021	13,300
For the three months ended June 30, 2021 and 2020, an expense of $0.1 million and $0.4 million, respectively, was included as stock-based compensation expense related to cash-settled restricted stock units. For the six months ended June 30, 2021 and 2020, an expense of $1.5 million and a credit of $0.9 million, respectively, was included as stock-based compensation expense related to cash-settled restricted stock units. At June 30, 2021 and December 31, 2020, liabilities of $0.8 million and $2.5 million, respectively, related to cash-settled restricted stock units were included as part of accrued employee compensation and benefits in the Consolidated Balance Sheets.

Liability Classified Awards - Long-Term Incentive Awards
The Company has granted cash long-term incentive awards (“LTIP awards”) to certain employees. Annual LTIP awards vest over a three-year period and are determined using multipliers from 0% to 200% of the target award based on the total stockholder return of Dine Brands Global common stock compared to the total stockholder returns of a peer group of companies. The awards are considered stock-based compensation and are classified as liabilities measured at fair value as of the respective period end. For the three months ended June 30, 2021 and 2020, an expense of $0.3 million and a credit of $0.3 million, respectively, were included in total stock-based compensation expense related to LTIP awards. For the six months ended June 30, 2021 and 2020, $0.5 million and $0.4 million, respectively, were included in total stock-based compensation expense related to LTIP awards. At June 30, 2021 and December 31, 2020, liabilities of $1.2 million and $2.1 million, respectively, related to LTIP awards were included as part of accrued employee compensation and benefits in the Consolidated Balance Sheets.

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

 As of June 30, 2021, the franchise operations segment consisted of (i) 1,627 restaurants operated by Applebee’s franchisees in the United States, two U.S. territories and 11 countries outside the United States and (ii) 1,744 restaurants operated by IHOP franchisees and area licensees in the United States, two U.S. territories and seven countries outside the United States. Franchise operations revenue consists primarily of franchise royalty revenues, franchise advertising revenue, sales of proprietary products to franchisees (primarily pancake and waffle dry mixes for the IHOP restaurants), and franchise fees.  Franchise operations expenses include advertising expenses, the cost of IHOP proprietary products, bad debt expense, franchisor contributions to marketing funds, pre-opening training expenses and other franchise-related costs.

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

Information on segments is as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(In millions)
Revenues from external customers:
Franchise operations	$166.9	$67.8	$307.9	$212.9
Rental operations	27.4	23.7	53.5	52.7
Company restaurants	38.2	16.8	74.2	48.1
Financing operations	1.1	1.4	2.2	2.9
Total	$233.6	$109.7	$437.8	$316.6

Interest expense:
Rental operations	$1.3	$1.5	$2.6	$3.1
Company restaurants	0.8	0.5	1.7	1.0
Corporate	15.7	17.1	32.2	32.3
Total	$17.8	$19.1	$36.5	$36.4

Depreciation and amortization:
Franchise operations	$2.5	$2.6	$5.0	$5.1
Rental operations	2.8	3.1	5.6	6.3
Company restaurants	1.8	1.7	3.5	3.2
Corporate	2.9	3.4	5.9	6.7
Total	$10.0	$10.7	$20.0	$21.3

Gross profit (loss), by segment:
Franchise operations	$87.7	$30.8	$163.7	$106.4
Rental operations	6.8	2.4	12.0	8.9
Company restaurants	3.4	(4.4)	6.5	(3.4)
Financing operations	1.0	1.2	2.0	2.6
Total gross profit	98.9	30.0	184.2	114.5
Corporate and unallocated expenses, net	(60.2)	(176.9)	(121.5)	(232.3)
Income (loss) before income taxes	$38.7	$(146.8)	$62.7	$(117.7)

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

12. Net Income (Loss) per Share

The computation of the Company's basic and diluted net income (loss) per share is as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(In thousands, except per share data)
Numerator for basic and diluted income (loss) per common share:
Net income (loss)	$29,362	$(134,779)	$54,965	$(112,451)
Less: Net income allocated to unvested participating restricted stock	(657)	—	(1,431)	(420)
Net income (loss) available to common stockholders - basic	28,705	(134,779)	53,534	(112,871)
Effect of unvested participating restricted stock in two-class calculation	3	—	10	—
Net income (loss) available to common stockholders - diluted	$28,708	$(134,779)	$53,544	$(112,871)
Denominator:
Weighted average outstanding shares of common stock - basic	16,886	16,177	16,673	16,215
Dilutive effect of stock options	91	—	129	—
Weighted average outstanding shares of common stock - diluted	16,977	16,177	16,802	16,215
Net income (loss) per common share:
Basic	$1.70	$(8.33)	$3.21	$(6.96)
Diluted	$1.69	$(8.33)	$3.19	$(6.96)

For the six months ended June 30, 2020, diluted loss per common share was computed using the basic weighted average number of shares outstanding during the period as the 101,000 shares from common stock equivalents would have been antidilutive. There were no common stock equivalents for the three months ended June 30, 2020.

13. Impairment and Closure Charges

Closure and long-lived tangible asset impairment charges for the three and six months ended June 30, 2021 were as follows:

Impairment and Closure Charges	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(In millions)
Closure charges	$1.0	$0.7	$2.9	$0.7
Long-lived tangible asset impairment	1.6	17.2	1.7	17.2
Goodwill impairment	—	92.2	—	92.2
Tradename impairment	—	11.0	—	11.0
Impairment of reacquired franchise rights	—	3.3	—	3.3
Total impairment and closure charges	$2.6	$124.4	$4.6	$124.4

Closure Charges

The closure charges of $1.0 million for the three months ended June 30, 2021 related to the establishment of or revision to closure reserves for approximately 30 IHOP restaurants. The closure charges of $2.9 million for the six months ended June 30, 2021 related to the establishment of or revision to closure reserves for approximately 50 IHOP restaurants.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

13. Closure and Impairment Charges (Continued)

Long-lived Tangible Asset Impairment

The long-lived asset impairment of $1.6 million for the three months ended June 30, 2021 related to three IHOP franchisee-operated restaurants for which the carrying amount exceeded the undiscounted cash flows. The long-lived asset impairment of $1.7 million for the six months ended June 30, 2021 related to four IHOP franchisee-operated restaurants. The impairment recorded represented the difference between the carrying value and the estimated fair value. The impairments related to operating lease right-of-use assets that had been recorded in 2019 upon adoption of new lease accounting guidance codified in Accounting Standards Codification Topic 842.

Goodwill and Intangible Assets

For the three and six months ended June 30, 2021, the Company determined that there were no indicators for impairment to goodwill and intangible assets.

Impairment in 2020

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

The fair values of the Company's 2019 Class A-2 Notes at June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021	December 31, 2020
	(In millions)
Face Value of Class A-2 Notes	$1,290.3	$1,296.8
Fair Value of Class A-2 Notes	$1,354.9	$1,259.5

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

Lease Guarantees

In connection with the sale of Applebee’s restaurants to franchisees, the Company has, in certain cases, guaranteed or has potential continuing liability for lease payments totaling $234.8 million as of June 30, 2021. This amount represents the maximum potential liability for future payments under these leases. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from 2021 through 2048. Excluding unexercised option periods, the Company's potential liability for future payments under these leases is $40.1 million. In the event of default, the indemnity and default clauses in the sale or assignment agreements govern the Company's ability to pursue and recover damages incurred.

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

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

16. Cash, Cash Equivalents and Restricted Cash (Continued)

The components of cash and cash equivalents were as follows:

	June 30, 2021	December 31, 2020
	(In millions)
Money market funds	$30.0	$175.0
IHOP advertising funds and gift card programs	76.2	71.6
Other depository accounts	153.3	136.8
Total cash and cash equivalents	$259.5	$383.4
The decrease in money market funds between December 31, 2020 and June 30, 2021 was due to the repayment of $220.0 million previously drawn on the Company's Credit Facility.
Current Restricted Cash
Current restricted cash primarily consisted of funds required to be held in trust in connection with the Company's securitized debt and funds from Applebee's franchisees pursuant to franchise agreements, usage of which was restricted to advertising activities. The components of current restricted cash were as follows:

	June 30, 2021	December 31, 2020
	(In millions)
Securitized debt reserves	$33.7	$27.0
Applebee's advertising funds	38.3	12.8
Other	0.1	0.1
Total current restricted cash	$72.1	$39.9
Non-current Restricted Cash
Non-current restricted cash was $16.4 million and $32.8 million at June 30, 2021 and December 31, 2020, respectively, and represents interest reserves required to be set aside for the duration of the Company's securitized debt. The minimum reserve is approximately one quarter's interest payment on the Company's securitized debt, currently approximately $16 million. The Company voluntarily increased the amount held in the reserve account to twice the minimum amount during the year ended December 31, 2020 and, in turn, reduced the reserve to the minimum amount during the six months ended June 30, 2021.

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

Through various subsidiaries, we own, franchise and operate the Applebee's Neighborhood Grill & Bar® (“Applebee's”) concept in the bar and grill segment within the casual dining category of the restaurant industry and we own and franchise the International House of Pancakes® (“IHOP”) concept in the family dining category of the restaurant industry. References herein to Applebee's® and IHOP® restaurants are to these two restaurant concepts, whether operated by franchisees, area licensees and their sub-licensees (collectively, “area licensees”) or by us. With 3,443 restaurants combined, the substantial majority of which are franchised, we believe we are one of the largest full-service restaurant companies in the world.

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

Events Impacting Comparability of Financial Information

Comparisons of financial results for the three and six months ended June 30, 2021 with those for the three and six months ended June 30, 2020 were significantly impacted by the degree of restrictions in place on restaurant operations during the respective periods. In March 2020, the World Health Organization (“WHO”) declared a global pandemic related to the outbreak of a novel strain of coronavirus, designated “COVID-19.” Initially, federal, state, local and international governments reacted to the COVID-19 pandemic by encouraging or requiring social distancing, instituting shelter-in-place orders, and requiring, in varying degrees, reduced operating hours, restaurant dine-in and/or indoor dining limitations, capacity limitations or other restrictions. Generally speaking, these restrictions largely limited our restaurants to off-premise sales (take-out and delivery) approximately from the second week of March 2020 until May 2020. In May 2020, governmental entities slowly began to relax restrictions as infection rates from the initial outbreak declined, but restaurants allowed to re-open were largely limited to occupancy of 50% or less of capacity as of June 30, 2020.

The operating status of our restaurants was fluid during the three and six months ended June 30, 2021 and subject to change. While many federal, state, local and international governments maintained the restrictive protocols noted above, the degree and duration of restrictions varied by individual geographic area. Restrictions on restaurant operations were increased or decreased in response to changes in the number of COVID-19 infections, the availability and acceptance of vaccines and an increase in vaccination rates within the respective jurisdictions. While the significant majority of our restaurants were open for in-restaurant dining during the three and six months ended June 30, 2021, some federal, state, local and international governments continue to maintain protocols that limit restaurant dine-in occupancy levels to less than 100% of capacity.

As of June 30, 2021, 98% of domestic Applebee's and IHOP restaurants were operating at 100% capacity and 99% of domestic Applebee's and IHOP restaurants were open. This was an improvement from March 31, 2021, as which time only one-third of domestic Applebee's restaurants and less than 20% of domestic IHOP restaurants were operating at greater than 50%

capacity. However, nearly half of IHOP restaurants that operated 24 hours a day for all or parts of a week prior to the pandemic are currently closed during overnight hours. Internationally, restrictions vary by country, with restaurants in Mexico and Puerto Rico primarily operating at greater than 50% capacity, with other countries maintaining a higher level of restriction. Temporary closures of occur for a variety of reasons, and the temporary closures reflected below were not necessarily related to the impact of the COVID-19 pandemic or related restrictions.

The operating status of all restaurants as of June 30, 2021 and March 31, 2021 was as follows:

	Status as of June 30, 2021
	Domestic
Dining room capacity %/other status	Applebee's	IHOP	International
100% capacity	1,568	1,617	16
> 50% capacity	19	12	77
26%-50% capacity	—	—	75
Up to 25% capacity	—	—	6
Off-premise/outdoors only and other	1	5	19
Restaurants temporarily closed	2	20	7
Total	1,590	1,654	200

	Status as of March 31, 2021
	Domestic
Dining room capacity %/other status	Applebee's	IHOP	International
100% capacity	374	183	—
> 50% capacity	142	135	31
26%-50% capacity	959	1,086	112
Up to 25% capacity	106	209	28
Off-premise/outdoors only and other	9	21	22
Restaurants temporarily closed	6	26	9
Total	1,596	1,660	202

Note that at the onset of the pandemic, information as to restaurant capacity was not available in the same detail as is available currently and therefore specific dining room capacity details are unavailable for the comparative 2020 periods. Information as to operating status of all our restaurants combined is provided for each month during the three months ended June 30, 2020, given the significant change in opening status over the course of that period.

Restaurant Status	Status as of 2020 Fiscal Month Ended
	Mar	Apr	May	June
Dining rooms open*	271	85	1,808	3,138
Limited to off-premise sales	2,615	2,820	1,429	202
Temporarily closed	729	698	355	232
Total	3,615	3,603	3,592	3,572
* In most instances limited to 50% capacity or less, and/or reduced operating hours.

We have experienced a number of temporary and permanent closures of our restaurants during the COVID-19 pandemic. These closures occurred for a variety of reasons, and all closures were not necessarily related to the impact of the COVID-19 pandemic or related restrictions. We cannot predict how long the COVID-19 pandemic and its impact on our operations will last, including recurrences of the virus and the emergence of new variants of the virus, the acceptance of vaccines worldwide and the availability of vaccines internationally, restrictions on in-restaurant dining that may be imposed or re-imposed, the timing and extent of customer re-engagement with our brands and, in general, what the short- and long-term impact on consumer discretionary spending the COVID-19 pandemic might have on our operations and the restaurant industry as a whole.

Update on Key COVID-19 Pandemic Actions

Updates regarding several actions taken over the past 15 months to mitigate the effects of the COVID-19 pandemic on the Company, its operations and its franchisees, are discussed below:

•In March 2021, we repaid $220 million of borrowings outstanding under our revolving credit facility (“Credit Facility”) that initially had been drawn in March 2020. At the time of the initial draw, we had no immediate need for additional liquidity, but in light of then-current market conditions and significant uncertainty related to the COVID-19 pandemic, we drew on the revolving facility to maximize our financial flexibility. As of June 30, 2021, our borrowing capacity under the Credit Facility was $221.7 million. See “Liquidity and Capital Resources” below for more information.
•We offered Applebee's franchisees the opportunity to defer payment of their royalty, advertising and other fees, primarily amounts due for the months of March and April 2020. A total of 30 franchisees representing 94% of Applebee’s restaurants deferred payments totaling $33.4 million. Repayment of deferred amounts, scheduled over up to nine months, began in the third quarter of 2020. As of June 30, 2021, the outstanding balance of these deferrals was $0.7 million, with 29 of the 30 franchisees having repaid their deferred balances in full. Approximately $3.2 million and $12.6 million was collected during the three and six months ended June 30, 2021, respectively. Collection of these balances had a favorable impact on cash provided by operating activities during the six months ended June 30, 2021.
•We offered IHOP franchisees the opportunity to defer their royalty, advertising, equipment rent and sublease rent payments, primarily amounts due for the months of March and April 2020. Initially, 193 franchisees representing 58% of IHOP restaurants deferred payments totaling $24.1 million. Including subsequent deferrals made on a case-by case basis, the deferral program totaled $28.6 million. Repayment of deferred amounts, scheduled over up to 36 weeks, began in the third quarter of 2020. In certain instances, repayments were temporarily paused for up to 60 days. As of June 30, 2021, the outstanding balance of these deferrals was $3.7 million, with approximately $6.0 million and $12.8 million collected during the three months and six months ended June 30, 2021, respectively. A total of 106 franchisees have repaid their deferred balances in full. Collection of these balances had a favorable impact on cash provided by operating activities during the six months ended June 30, 2021.
•We received rent deferrals and abatements on properties we lease of approximately $11 million during fiscal 2020, primarily related to rent deferrals for properties on which IHOP restaurants are located. As of June 30, 2021, the outstanding balance of those deferrals was $0.8 million, with approximately $1.6 million and $4.1 million paid during the three and six months ended June 30, 2021, respectively. Payment of these deferrals reduced our cash provided by operating activities during the six months ended June 30, 2021.
•We suspended our repurchasing of common stock and the declaration of dividends on our common stock after the first quarter of 2020. We evaluate repurchases of common stock and dividend payments on common stock within the context of our overall capital allocation strategy with our Board of Directors on an ongoing basis, giving consideration to our current and forecast earnings, financial condition, cash requirements and other factors. We will continue to evaluate our capital allocation strategy in consideration of, among other things, resurgence of COVID-19 infections due to variants of the virus and changes in the percentage of the population that is fully vaccinated, as well as overall industry conditions.

Key Financial Results

	Three months ended June 30,		Favorable (Unfavorable) Variance	Six months ended June 30,		Favorable (Unfavorable) Variance
	2021	2020		2021	2020

	(In millions, except per share data)
Income (loss) before income taxes	$38.7	$(146.8)	$185.4	$62.7	$(117.7)	$180.4
Income tax (provision) benefit	(9.3)	12.0	(21.3)	(7.7)	5.3	(13.0)
Net income (loss)	$29.4	$(134.8)	$164.1	$55.0	$(112.5)	$167.4

Effective tax rate	24.0%	8.2%	(15.9)%	12.3%	4.5%	(7.8)%

Net income (loss) per diluted share	$1.69	$(8.33)	$10.02	$3.19	$(6.96)	$10.15
			% increase			% increase
Weighted average diluted shares	17.0	16.2	4.9%	16.8	16.2	3.6%

The effective tax rate for the six months ended June 30, 2021 was lower than the statutory federal tax rate of 21% primarily due to the one-time recognition of excess tax benefits on stock-based compensation related to the departure of our previous chief executive officer in the first quarter of 2021. In addition, the effective tax rate for the six months ended June 30, 2021 was different than the prior comparable period due to the impairment of goodwill in the second quarter of 2020, which was not deductible for income tax purposes and therefore had no associated tax benefit.

The following table highlights the primary components of the increase in our income before income taxes for the three and six months ended June 30, 2021, compared to our income before income taxes for the three and six months ended June 30, 2020:

	Favorable (Unfavorable) Variance
	Three months ended June 30, 2021	Six months ended June 30, 2021
	(In millions)
Increase in gross profit:
Applebee's franchise operations	$26.8	$27.8
IHOP franchise operations	30.1	29.5
Company restaurant operations	7.8	9.9
Rental and financing operations	4.1	2.5
Total increase in gross profit	68.8	69.7
Impairment and closure charges	121.8	119.8
Increase in G&A expenses	(8.4)	(10.7)
Other	3.2	1.6
Increase in income before income taxes	$185.4	$180.4

As discussed above under “Events Impacting the Comparability of Financial Information,” the imposition and subsequent relaxation or removal of restrictions imposed on in-restaurant dining in response to the COVID-19 pandemic had a significant impact on comparisons of our gross profit between the three and six months ended June 30, 2021 and the same periods of 2020.

The significant impacts of the COVID-19 pandemic resulted in our performing impairment assessments of our long-lived assets, goodwill and other intangible assets during the three months ended June 30, 2020. As a result of these assessments, we recorded an impairment to Applebee's goodwill of $92.2 million, an impairment to Applebee's intangible assets of $14.3 million and impairments to long-lived assets of both brands totaling approximately $17.2 million in the second quarter of 2020. There were no impairments of goodwill or other intangible assets during the three and six months ended June 30, 2021.

See “Consolidated Results of Operations - Comparison of the Three and Six Months ended June 30, 2021 and June 30, 2020” for additional discussion of the changes shown above.

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

Our key performance indicators for the three and six months ended June 30, 2021 were as follows:

	Three months ended June 30, 2021		Six months ended June 30, 2021
	Applebee's	IHOP	Applebee's	IHOP
Sales percentage increase in reported retail sales	125.3%	163.6%	43.3%	39.2%
% increase in domestic system-wide same-restaurant sales - 2021 vs 2020	102.2%	120.1%	46.4%	40.7%
% increase (decrease) in domestic system-wide same-restaurant sales - 2021 vs 2019	10.5%	(3.4)%	2.0%	(12.2)%
Net franchise restaurant reduction (1)	(9)	(5)	(13)	(25)
Net increase in total effective restaurants (2)	98	204	14	59
________________________________________________

(1) Franchise and area license restaurant closings, net of openings, during the three and six months ended June 30, 2021.
(2) Change in the weighted average number of franchise, area license and company-operated restaurants open during the three and six months ended June 30, 2021, compared to the weighted average number of those open during the same periods of 2020.

The changes in sales percentage and domestic same-restaurant sales of both brands were impacted by the varying degrees of restrictions on in-restaurant dining in effect during each period as discussed under “Events Impacting the Comparability of Financial Information.” Additionally, the calculation of the percentage change in domestic same-restaurant sales was also impacted by a shift in the weeks of comparison because of a 53rd week in fiscal 2020.

In light of the distortion caused by the pandemic and a 53rd week in fiscal 2020 on the changes in sales percentage and domestic same-restaurant sales, we believe a comparison of average weekly unit sales, a function of reported retail sales and the number of effective restaurants, for the six individual months of 2021 and 2020, provides additional insight into each brand's performance during the three and six months ended June 30, 2021 as compared to the same periods of 2020 and 2019:

Average Weekly Unit Sales	Applebee's			IHOP
	2021	2020	2019	2021	2020	2019
	(in thousands)
June	$52.9	$33.8	$47.5	$37.6	$22.1	$37.2
May	$53.1	$22.5	$48.4	$35.8	$13.7	$36.2
April	$53.9	$14.5	$48.2	$35.5	$8.7	$36.9
March	$54.3	$35.1	$51.1	$35.1	$25.3	$39.2
February	$43.5	$49.7	$47.9	$27.4	$35.0	$35.8
January	$39.6	$49.8	$48.2	$24.8	$36.1	$35.9

The change in total effective restaurants for each brand reflects both permanent closures, net of openings, over the past 12 months as well as the weighted effect of restaurants temporarily closed during the three and six months ended June 30, 2021. While the absolute number of franchise restaurants has decreased, the re-opening of restaurants that had been temporarily closed during the respective 2020 comparative periods resulted in the net increase in effective restaurants for the three and six months ended June 30, 2021.

Domestic Same-Restaurant Sales

Applebee’s system-wide domestic same-restaurant sales increased 102.2% for the three months ended June 30, 2021 and 46.4% for the six months ended June 30, 2021 as compared to the same periods of 2020. The increase in both periods was due to a substantial increase customer traffic as well as increase in average check. The increase in customer traffic primarily was due to the positive changes in restaurant operating status as discussed under “Events Impacting the Comparability of Financial Information,” as well as increased consumer desire to patronize restaurants after the relaxation of pandemic restrictions. The increase in average check was primarily due to favorable mix shifts related to a reduction in core menu items, successful promotional food and beverage offerings and a larger number of items purchased with off-premise orders. We believe the distribution of the latest round of government stimulus checks that began in March 2021 favorably impacted consumer spending behavior as well. Applebee’s system-wide domestic same-restaurant sales increased 10.5% for the three months ended June 30, 2021 and 2.0% for the six months ended June 30, 2021 as compared to the same periods of 2019. The increase in both periods was due to an increase in customer check partially offset by a decrease in traffic.

Based on data from Black Box Intelligence, a restaurant sales reporting firm (“Black Box”), Applebee's increase in same-restaurant sales for both the three and six months ended June 30, 2021 outperformed the casual dining segment of the restaurant industry (excluding Applebee's) during the same periods.

Applebee's Off-premise Sales Data	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Off-premise sales (in millions) (1)	$317.1	$293.9	$661.6	$447.0
% sales mix	30.3%	56.6%	33.3%	33.0%
(1)   Primarily to-go, delivery and catering sales.

IHOP's system-wide domestic same-restaurant sales increased 120.1% for the three months ended June 30, 2021 and 40.7% for the six months ended June 30, 2021 as compared to the same periods of 2020. Most of the improvement in both periods was due to a significant increase in customer traffic as well an increase in average check. The increase in customer traffic was primarily was due to the positive changes in restaurant operating status as discussed under “Events Impacting the Comparability of Financial Information,” as well as increased consumer desire to patronize restaurants after the relaxation of pandemic restrictions. The increase in average check was primarily due to increases in both menu prices and delivery prices as well as a general increase in consumer spending. We believe the distribution of the latest round of government stimulus checks that began in March 2021 favorably impacted consumer spending behavior. IHOP’s system-wide domestic same-restaurant sales decreased 3.4% for the three months ended June 30, 2021 and 12.2% for the six months ended June 30, 2021 as compared to the same periods of 2019. The decrease in both periods was due to a decrease in traffic partially offset by an increase in customer check.

Based on data from Black Box, IHOP's increase in same-restaurant sales for the three months ended June 30, 2021 outperformed the family dining segment of the restaurant industry (excluding IHOP) during that same period. IHOP's increase in same-restaurant sales for the six months ended June 30, 2021 underperformed the family dining segment of the restaurant industry (excluding IHOP) during that same period.

IHOP Off-premise Sales Data	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Off-premise sales (in millions) (1)	$167.4	$152.9	$350.3	$232.9
% sales mix	26.1%	56.9%	29.4%	26.1%
(1)   Primarily to-go, delivery and catering sales.

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

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Applebee's Restaurant Data	(Unaudited)
Effective Restaurants(a)
Franchise	1,623	1,527	1,625	1,612
Company	69	67	69	68
Total	1,692	1,594	1,694	1,680
System-wide(b)
Domestic sales percentage change(c)	125.3%	(53.5)%	43.3%	(32.5)%
Domestic same-restaurant sales percentage change(d)	102.2%	(49.4)%	46.4%	(29.1)%
Franchise(b)
Domestic sales percentage change(c)	125.2%	(53.6)%	43.0%	(32.5)%
Domestic same-restaurant sales percentage change(d)	102.1%	(49.4)%	46.1%	(29.0)%
Average weekly domestic unit sales (in thousands)	$53.8	$25.0	$50.3	$35.2

IHOP Restaurant Data
Effective Restaurants(a)
Franchise	1,568	1,375	1,566	1,510
Area license	155	144	156	153
Total	1,723	1,519	1,722	1,663

System-wide(b)
Sales percentage change(c)	163.6%	(64.3)%	39.2%	(39.1)%
Domestic same-restaurant sales percentage change, including area license restaurants(d)	120.1%	(59.1)%	40.7%	(35.6)%
Franchise(b)
Sales percentage change(c)	163.1%	(64.4)%	38.5%	(39.2)%
Domestic same-restaurant sales percentage change(d)	118.2%	(58.9)%	39.4%	(35.4)%
Average weekly unit sales (in thousands)	$36.4	$15.8	$32.9	$24.6
Area License(b)
Sales percentage change(c)	168.8%	(63.3)%	46.7%	(38.1)%
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

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Reported sales (in millions)	(Unaudited)

Applebee's domestic franchise restaurant sales	$1,062.8	$472.0	$1,987.5	$1,390.2
Applebee's company-operated restaurants	38.2	16.8	74.1	48.1
IHOP franchise restaurant sales	742.0	282.1	1,338.8	966.9
IHOP area license restaurant sales	70.9	26.4	132.6	90.4
Total	$1,913.9	$797.3	$3,533.0	$2,495.6

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

Restaurant Development Activity	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Applebee's	(Unaudited)
Summary - beginning of period:
Franchise	1,636	1,706	1,640	1,718
Company	69	69	69	69
Beginning of period	1,705	1,775	1,709	1,787

Franchise restaurants opened:
Domestic	—	—	2	—
International	1	—	1	—
Total franchise restaurants opened	1	—	3	—
Franchise restaurants permanently closed:
Domestic	(6)	(24)	(10)	(32)
International	(4)	(2)	(6)	(6)
Total franchise restaurants permanently closed	(10)	(26)	(16)	(38)
Net franchise restaurant reduction	(9)	(26)	(13)	(38)

Summary - end of period:
Franchise	1,627	1,680	1,627	1,680
Company	69	69	69	69
Total Applebee's restaurants, end of period	1,696	1,749	1,696	1,749
Domestic	1,590	1,633	1,590	1,633
International	106	116	106	116

Restaurant Development Activity	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
IHOP
Summary - beginning of period:
Franchise	1,593	1,680	1,611	1,680
Area license	156	160	158	161
Company	4	—	3	—
Total IHOP restaurants, beginning of period	1,753	1,840	1,772	1,841

Franchise/area license restaurants opened:
Domestic franchise	7	1	15	7
Domestic area license	1	—	1	1
International franchise	1	—	1	2
Total franchise/area license restaurants opened	9	1	17	10
Franchise/area license restaurants permanently closed:
Domestic franchise	(14)	(13)	(30)	(19)
Domestic area license	—	(1)	(2)	(3)
International franchise	—	(2)	(9)	(4)
International area license	(1)	(2)	(1)	(2)
Total franchise/area license restaurants permanently closed	(15)	(18)	(42)	(28)
Net franchise/area license restaurant reduction	(6)	(17)	(25)	(18)
Refranchised by the Company	1	—	1	—
Franchise restaurants reacquired by the Company	—	—	(1)	—
Net reduction in franchise/area license restaurants	(5)	(17)	(25)	(18)

Summary - end of period:
Franchise	1,588	1,666	1,588	1,666
Area license	156	157	156	157
Company	3	—	3	—
Total IHOP restaurants, end of period	1,747	1,823	1,747	1,823
Domestic	1,654	1,696	1,654	1,696
International	93	127	93	127

The restaurant counts and activity presented above do not include two domestic Applebee's ghost kitchens (small kitchens with no store-front presence, used to fill off-premise orders), one international Applebee's ghost kitchen and three international IHOP ghost kitchens. The Applebee's franchise restaurant count at the beginning of the six-month period ended June 30, 2021 was adjusted downward by two restaurants, representing two ghost kitchens that had been included in the total reported count as of December 31, 2020.

The closures presented in the tables above represent permanent closures of restaurants. Temporary closures, which can occur for a variety of reasons, are not reflected as reductions in this table and are included in the summary counts at the beginning and end of each period shown. Temporary closures are reflected in the weighted calculation of Effective Restaurants presented in the preceding Restaurant Data table.

Closures of Applebee's and IHOP restaurants adversely impact our system-wide retail sales that drive our franchise royalty revenues as well as, in the case of IHOP restaurants, sales of proprietary pancake and waffle dry mix. Further, with certain restaurants, we own or lease the underlying property and sublease it to the applicable franchisee. Thus, our rental income also could be adversely affected due to the loss of such income, as well as our obligation to make rental or other payments for such properties.

CONSOLIDATED RESULTS OF OPERATIONS
Comparison of the Three and Six Months ended June 30, 2021 and 2020

Financial Results

Revenue	Three months ended June 30,		Favorable (Unfavorable) Variance	Six months ended June 30,		Favorable (Unfavorable) Variance
	2021	2020		2021	2020
	(In millions)
Franchise operations	$166.9	$67.8	$99.1	$307.9	$212.9	$95.0
Rental operations	27.4	23.7	3.7	53.5	52.7	0.8
Company restaurant operations	38.2	16.8	21.4	74.2	48.1	48.1
Financing operations	1.1	1.4	(0.3)	2.2	2.9	(0.7)
Total revenue	$233.6	$109.7	$123.9	$437.8	$316.6	$121.2
Change vs. prior period	112.9%			38.3%

Total revenue for the three and six months ended June 30, 2021 increased significantly compared with the same periods of the prior year. As discussed under “Events Impacting the Comparability of Financial Information,” the operating capacity of our restaurants during the respective 2020 periods was severely restricted after the first week of March 2020 as federal, state, local and international governments reacted to the COVID-19 pandemic by encouraging or requiring social distancing, instituting shelter-in-place orders, and requiring, in varying degrees, reduced operating hours, restaurant dine-in and/or indoor dining limitations, capacity limitations or other restrictions that largely limited restaurants to off-premise sales (take-out and delivery) in the early stages of the pandemic. During the respective 2021 periods, many governmental authorities had relaxed or eliminated restrictions on restaurant operations in response to declines in the number of COVID-19 infections, the availability of vaccines and an increase of the number of vaccinated individuals within their respective jurisdictions. This had a favorable impact on same-restaurant sales and customer traffic in our franchise and company restaurant operations as well as a favorable impact on rental revenue based on a percentage of franchisees' retail sales.

Gross Profit (Loss)	Three months ended June 30,		Favorable (Unfavorable) Variance	Six months ended June 30,		Favorable (Unfavorable) Variance
	2021	2020		2021	2020
	(In millions)
Franchise operations	$87.7	$30.8	$56.9	$163.7	$106.4	$57.3
Rental operations	6.8	2.5	4.3	12.0	8.9	3.1
Company restaurant operations	3.4	(4.4)	7.8	6.5	(3.4)	9.9
Financing operations	1.0	1.2	(0.2)	2.0	2.6	(0.6)
Total gross profit	$98.9	$30.1	$68.8	$184.2	$114.5	$69.7
Change vs. prior period	228.3%			60.8%

Total gross profit for the three and six months ended June 30, 2021 increased compared with the same periods of the prior year, primarily due to the increased revenue from franchise, company-operated restaurant and rental operations as well as lower bad debt expense in franchise operations. Favorable changes to the aging status of certain franchisee receivables resulted in a downward revision of estimated reserve requirements.

	Three months ended June 30,		Favorable (Unfavorable) Variance	Six months ended June 30,		Favorable (Unfavorable) Variance
Franchise Operations	2021	2020		2021	2020
	(In millions, except number of restaurants)
Effective Franchise Restaurants:(1)
Applebee’s	1,623	1,527	96	1,625	1,612	13
IHOP	1,723	1,519	204	1,722	1,663	59

Franchise Revenues:
Applebee’s franchise fees	$43.9	$19.9	$24.0	$82.5	$57.7	$24.8
IHOP franchise fees	50.8	18.9	31.9	92.2	64.4	27.8
Advertising fees	72.3	29.1	43.2	133.2	90.8	42.4
Total franchise revenues	167.0	67.9	99.1	307.9	212.9	95.0
Franchise Expenses:
Applebee’s	0.7	3.5	2.8	1.7	4.7	3.0
IHOP	6.3	4.5	(1.8)	9.3	11.0	1.7
Advertising expenses	72.3	29.1	(43.2)	133.2	90.8	(42.4)
Total franchise expenses	79.3	37.1	(42.2)	144.2	106.5	(37.7)
Franchise Gross Profit:
Applebee’s	43.2	16.4	26.8	80.8	53.0	27.8
IHOP	44.5	14.4	30.1	82.9	53.4	29.5
Total franchise gross profit	$87.7	$30.8	$56.9	$163.7	$106.4	$57.3
Gross profit as % of revenue (2)	52.5%	45.4%		53.2%	50.0%
Gross profit as % of franchise fees (2)(3)	92.7%	79.4%		93.7%	87.1%
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

Applebee’s franchise fee revenue for the three months ended June 30, 2021 increased 120.6% compared to the same period of the prior year. Approximately $21.5 million of the increase was due to the 102.1% increase in domestic franchise same-restaurant sales, $1.9 million was due to the reopening of restaurants temporarily closed during the prior year period and $0.7 million due to an increase in international revenues.

Applebee’s franchise fee revenue for the six months ended June 30, 2021 increased 43.0% compared to the same period of the prior year. Approximately $22.8 million of the increase was due to the 46.1% increase in domestic franchise same-restaurant sales, $1.9 million was due to the reopening of restaurants temporarily closed during the prior year period, approximately $1.7 million was due to improved collectability and a higher effective royalty rate, and $0.6 million was due to an increase in other franchise fees. These favorable items were partially offset by a $1.2 million decrease in royalty revenue due to permanent restaurant closures and a $1.0 million increase in delivery incentive credits that reduce royalty revenue.

The decrease in Applebee's franchise expenses for the three months ended June 30, 2021 compared with the same period of the prior year primarily was due to a decrease in bad debt expense. Bad debt expense for the three months ended June 30, 2021 was a credit of $0.1 million as compared to bad debt expense of $2.7 million during the three months ended June 30, 2020.

The decrease in Applebee's franchise expenses for the six months ended June 30, 2021 compared with the same period of the prior year primarily was due to a decrease in bad debt expense. Bad debt expense for the six months ended June 30, 2021 was a credit of $0.1 million as compared to bad debt expense of $2.9 million during the six months ended June 30, 2020.

IHOP franchise fee revenue for the three months ended June 30, 2021 increased 168.6% compared to the same period of the prior year, primarily due to higher royalty and pancake and waffle dry mix revenues resulting from a 118.2% increase in domestic franchise same-restaurant sales, a $0.4 million increase in domestic termination and other franchise fees, an increase of $1.6 million in international termination fees and an increase of $0.7 million in international royalty revenues. These favorable changes were partially offset by a decrease of $0.1 million due to restaurant closures.

IHOP franchise fee revenue for the six months ended June 30, 2021 increased 43.2% compared to the same period of the prior year, primarily due to higher royalty and pancake and waffle dry mix revenues resulting from a 46.1% increase in domestic franchise same-restaurant sales, a $2.2 million increase in domestic termination and other franchise fees and a $1.6 million increase in international termination fees. These favorable changes were partially offset by a decrease of $0.7 million due to restaurant closures.

IHOP franchise expenses for the three months ended June 30, 2021 increased from the same period of the prior year primarily due to an increase in purchases of pancake and waffle dry mix, partially offset by a $2.3 million decrease in bad debt expense. IHOP bad debt expense was less than $0.1 million for the three months ended June 30, 2021 as compared to bad debt expense of $2.3 million in the prior year period.

IHOP franchise expenses for the six months ended June 30, 2021 declined from the same period of the prior year primarily due to a $4.6 million decrease in bad debt expense partially offset by an increase in purchases of pancake and waffle dry mix. IHOP reduced its allowance for bad debts by $2.1 million during the six months ended June 30, 2021 compared to bad debt expense of $2.5 million in the prior year period.
Advertising revenue and expense by brand for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three months ended June 30,		Increase	Six months ended June 30,		Increase
	2021	2020		2021	2020
	(In millions)
Advertising Revenues and Expenses:
Applebee’s	$44.9	$18.4	$26.5	$83.5	$54.9	$28.6
IHOP	27.4	10.7	16.7	49.7	35.9	13.8
Total advertising revenues and expenses	$72.3	$29.1	$43.2	$133.2	$90.8	$42.4

Applebee's advertising revenue and expense for the three months ended June 30, 2021 increased compared to the same period of the prior year. Approximately $23.2 million of the increase was due to the 102.1% increase in domestic franchise same-restaurant sales, $2.1 million was due to the reopening of restaurants temporarily closed during the prior year period and $2.0 million of the increase was due to improved collectability from franchisees. IHOP's advertising revenue and expense for the three months ended June 30, 2021 increased 156.0% compared to the same period of the prior year, primarily due to the 118.2% increase in domestic franchise same-restaurant sales and the reopening of restaurants temporarily closed during the prior year period.

Applebee's advertising revenue and expense for the six months ended June 30, 2021 increased 52.0% compared to the same period of the prior year. Approximately $24.5 million of the increase was due to the 43.0% increase in domestic franchise same-restaurant sales, $4.1 million of the increase was due to improved collectability from franchisees and $2.1 million was due to the reopening of restaurants temporarily closed during the prior year period. Partially offsetting the increases was a $1.3 million decrease in advertising revenue due to permanent restaurant closures. IHOP's advertising revenue and expense for the six months ended June 30, 2021 increased 38.5% compared to the same period of the prior year, primarily due to the 46.1% increase in domestic franchise same-restaurant sales, partially offset by the impact of permanent restaurant closures over the past 12 months.

It is our accounting policy to recognize any deficiency in advertising fee revenue compared to advertising expenditure or any recovery of a previously recognized deficiency in advertising fee revenue compared to advertising expenditure in the fourth quarter of our fiscal year.

Rental Operations	Three months ended June 30,		Favorable (Unfavorable) Variance	Six months ended June 30,		Favorable (Unfavorable) Variance
	2021	2020		2021	2020
	(In millions)
Rental revenues	$27.4	$23.7	$3.7	$53.5	$52.7	$0.8
Rental expenses	20.6	21.2	0.6	41.5	43.8	2.3
Rental operations gross profit	$6.8	$2.5	$4.3	$12.0	$8.9	$3.1
Gross profit as % of revenue (1)	24.7%	10.4%		22.3%	17.0%
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

Rental segment revenue for the three months ended June 30, 2021 increased as compared to the same period of the prior year, primarily due to a $2.6 million increase in rental income based on a percentage of franchisees' retail sales and a $1.9 decline in level rent adjustments, partially offset by a $0.6 million decrease due to restaurant closures and lease buy-outs and a progressive decline of $0.3 million in interest income as direct financing leases are repaid. Rental segment expenses for the three months ended June 30, 2021 decreased compared to the same period of the prior year due to a $0.5 million decrease in rental expenses, primarily due to restaurant closures, lease buy-outs and expirations, a $0.4 million decrease in depreciation expense and a $0.3 million decrease in interest expense as finance lease obligations are repaid, partially offset by a $0.5 million increase in rent paid based on a percentage of franchisees' retail sales.

Rental segment revenue for the six months ended June 30, 2021 increased as compared to the same period of the prior year, primarily due to a $1.6 million increase in rental income based on a percentage of franchisees' retail sales and a $1.4 decline in level rent adjustments, partially offset by a $1.7 million decrease due to restaurant closures and lease buy-outs and a progressive decline of $0.7 million in interest income as direct financing leases are repaid. Rental segment expenses for the six months ended June 30, 2021 decreased compared to the same period of the prior year due to a $1.4 million decrease in rental expenses, primarily due to restaurant closures and lease buy-outs, a $0.7 million decrease in depreciation expense and a $0.5 million decrease in interest expense as finance lease obligations are repaid, partially offset by a $0.4 million increase in rent paid based on a percentage of franchisees' retail sales.

Company Restaurant Operations

	Three months ended June 30,		Favorable (Unfavorable) Variance	Six months ended June 30,		Favorable (Unfavorable) Variance
	2021	2020		2021	2020

Effective Restaurants	69	67	2	69	68	1
	(In millions)
Applebee's Company restaurant sales (1)	$38.2	$16.8	$21.4	$74.2	$48.1	$26.1
Applebee's Company restaurant expenses (1)	34.6	20.1	(14.4)	67.3	50.5	(16.8)
IHOP restaurant expenses (2)	0.2	1.0	0.8	0.4	1.0	0.6
Company restaurant gross profit	$3.4	$(4.4)	$7.8	$6.5	$(3.4)	$9.9
Gross profit as % of revenue (3)	9.5%	(19.9)%		9.3%	(4.9)%
_____________________________________________________
(1) Related to 69 Applebee's company-operated restaurants.
(2) Costs associated with IHOP restaurants in the process of being refranchised.
(3) Calculated for Applebee's company-operated restaurants only. Percentages calculated on actual amounts, not rounded amounts presented above.

Applebee's company same-restaurant sales for the three months ended June 30, 2021 increased 105.9% compared to the same period of 2020, the significant majority of which was due to an increase in customer traffic. Applebee's company same-restaurant sales for the six months ended June 30, 2021 increased 55.7% compared to the same period of 2020, primarily due to an increase in customer traffic as well as an increase in average check.

The increase in customer traffic primarily was due to the favorable change in operating capacity of the restaurants during the three and six months ended June 30, 2021 compared to the same periods of 2020. All 69 of the Applebee's company-operated restaurants are located in South Carolina or North Carolina. Since the second week of January 2021, the 27 restaurants in South Carolina have operated without capacity limitations, while the 42 restaurants in North Carolina operated at 50% capacity until June 1, 2021, from which point those 42 restaurants were also able to operate without capacity limitations. In comparison, all 69 restaurants operated without restriction for the first 10 weeks of the 2020 but essentially were limited only to off-premise sales from the middle of March until the middle of May 2020, at which time all 69 restaurants were allowed to operate at 50% capacity.

The increase in average check for the six months ended June 30, 2021 was due to favorable product mix and daypart shifts. We believe the distribution of additional government stimulus checks that began in March 2021 favorably impacted both customer traffic and average check during the three and six months ended June 30, 2021.

Gross profit and gross profit as a percentage of revenue for the three and six months ended June 30, 2021 improved compared the same periods of the prior year, which were adversely impacted by the COVID-19-related operating constraints described above.

Company segment restaurant expenses for the three and six months ended June 30, 2021 and 2020 also include costs associated with reacquired IHOP restaurants in the process of being refranchised. None of the reacquired IHOP restaurants were open during the three months and six months ended June 30, 2021 and 2020 and recorded no restaurant revenues in either of those periods.

Financing Operations

Financing revenues primarily consist of interest income from the financing of IHOP equipment leases and franchise fees as well as interest income on Applebee's notes receivable from franchisees. Financing expenses are the cost of taxes related to IHOP equipment leases.

Financing revenue and gross profit for the six months ended June 30, 2021 declined compared to the same periods of the prior year, primarily because of progressive decline in interest income as note balances are repaid.

G&A Expenses	Three months ended June 30,		Increase	Six months ended June 30,		Increase
	2021	2020		2021	2020
	(In millions)
Total G&A expenses	$39.3	$30.9	$(8.4)	$79.2	$68.5	$(10.7)

G&A expenses for the three months ended June 30, 2021 increased 27.2% compared to the same period of the prior year, primarily due to an increase in personnel-related costs. The increase in personnel-related costs primarily was due to higher costs of bonus and equity-based incentive compensation. Included in total G&A expenses for the three months ended June 30, 2021 were $1.4 million of expenses related to company-operated restaurants, an increase of $0.5 million from the same period of the prior year.

G&A expenses for the six months ended June 30, 2021 increased 15.6% compared to the same period of the prior year, primarily due to an increase in personnel-related costs, partially offset by a decrease in travel costs. The increase in personnel-related costs primarily was due to higher costs of bonus and equity-based incentive compensation. Included in total G&A expenses for the six months ended June 30, 2021 were $2.7 million of expenses related to company-operated restaurants, an increase of $0.5 million from the same period of the prior year.

Impairment and Closure Charges	Three months ended June 30,		Favorable (Unfavorable) Variance	Six months ended June 30,		Favorable (Unfavorable) Variance
	2021	2020		2021	2020
	(In millions)
Closure charges	$1.0	$0.7	$(0.3)	$2.9	$0.7	$(2.2)
Long-lived tangible asset impairment	1.6	17.2	15.6	1.7	17.2	15.5
Goodwill impairment	—	92.2	92.2	—	92.2	92.2
Tradename impairment	—	11.0	11.0	—	11.0	11.0
Impairment of reacquired franchise rights	—	3.3	3.3	—	3.3	3.3
Total impairment and closure charges	$2.6	$124.4	$121.8	$4.6	$124.4	$119.8

The closure charges for the three months ended June 30, 2021 related to the establishment of or revision to closure reserves for approximately 30 IHOP restaurants. The closure charges for the six months ended June 30, 2021 related to the establishment of or revision to closure reserves for approximately 50 IHOP restaurants.

Long-lived tangible asset impairment charges for the three months ended June 30, 2021 related to three IHOP franchisee-operated restaurants for which the carrying amount exceeded the undiscounted cash flows. Long-lived tangible asset impairment charges for the six months ended June 30, 2021 related to four IHOP franchisee-operated restaurants for which the carrying amount exceeded the undiscounted cash flows. The charges in both periods primarily related to the impairment of operating lease right-of-use assets that had been recorded in 2019 upon adoption of new lease accounting guidance codified in Accounting Standards Codification Topic 842.

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

We determined that an interim quantitative test of goodwill and indefinite-lived intangible assets for impairment should be performed as of May 24, 2020 based on circumstances that had arisen from the COVID-19 epidemic. In determining fair value, we utilized valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The fair value technique used in this instance is classified as Level 3, where unobservable inputs are used when little or no market data is available.

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

As a result of performing the quantitative test of impairment, the Company recognized an impairment of Applebee's goodwill of $92.2 million and an impairment of Applebee's tradename of $11.0 million during the three and six months ended June 30, 2020.

The majority of the impairment was due to an increase in the assessed risk premium incorporated in the discount rate. These assets are at risk of additional impairment in the future in the event of sustained downward movement in the Company's stock price, downward revisions of long-term performance assumptions or increases in the assumed long-term discount rate.

During the three and six months ended June 30, 2020, we recognized a long-lived asset impairment totaling $17.2 million related to 46 Applebee's company-operated restaurants and 33 IHOP franchisee-operated restaurants for which the carrying amount exceeded the undiscounted cash flows. The impairment recorded represented the difference between the carrying value and the estimated fair value. Approximately $9.4 million of the total impairment related to operating lease right-of-use assets that had been recorded in 2019 upon adoption of new accounting guidance for leases codified in Accounting Standards Topic 842, while $7.8 million related to impairments of land, building, leasehold improvements and finance leases. The impairments by individual property varied in amount, ranging from the largest individual impairment of $1.3 million to less than $5,000.

An impairment of $3.3 million was recognized during the three and six months ended June 30, 2020 related to the reacquired franchise rights intangible asset recorded in the purchase price allocation of the December 2018 acquisition of 69 Applebee's restaurants from a former franchisee.

Other Income and Expense Items	Three months ended June 30,		Favorable (Unfavorable) Variance	Six months ended June 30,		Favorable (Unfavorable) Variance
	2021	2020		2021	2020
	(In millions)
Interest expense, net	$15.7	$17.1	$1.4	$32.2	$32.3	$0.1
Amortization of intangible assets	2.7	2.8	0.1	5.4	5.6	0.2
(Gain) loss on disposition of assets	(0.0)	1.8	1.8	0.1	1.5	1.4
Total	$18.4	$21.7	$3.3	$37.7	$39.4	$1.7

Interest expense, net

We had no borrowings outstanding under our Credit Facility during the three months ended June 30, 2021, whereas we had $220 million outstanding during the entire three months ended June 30, 2020. Accordingly, interest expense, net was lower for the 2021 period than the 2020 period. Interest expense, net for the six months ended June 30, 2021 was slightly lower than the same period of the prior year, as borrowings under our Credit Facility were outstanding for fewer days in the 2021 period than the 2020 period. We borrowed $220.0 million during the third week of March 2020 and that amount remained outstanding until it was repaid the first week of March 2021. See “Liquidity and Capital Resources” for additional discussion related to our Credit Facility.

Loss on disposition of assets

There were no individually significant losses or gains on disposition of assets during the three and six months ended June 30, 2021. The loss on disposition of assets for the three and six months ended June 30, 2020 primarily related to termination of 13 IHOP restaurant leases.

Income Taxes	Three months ended June 30,		Favorable (Unfavorable) Variance	Six months ended June 30,		Favorable (Unfavorable) Variance
	2021	2020		2021	2020
	(In millions)
Income (loss) before income taxes	$38.7	$(146.8)	$185.4	$62.7	$(117.7)	$180.4
Income tax provision (benefit)	$9.3	$(12.0)	$(21.3)	$7.7	$(5.3)	$(13.0)
Effective tax rate	24.0%	8.2%	(15.9)%	12.3%	4.5%	(7.8)%
Our income tax provision or benefit will vary from period to period in our normal course of business for two reasons: a change in income (loss) before income taxes and a change in the effective tax rate. Changes in our income (loss) before income taxes were addressed in the preceding sections of “Consolidated Results of Operations - Comparison of the Three and Six Months Ended June 30, 2021 and 2020.”
Our effective tax rate for the three and six months ended June 30, 2021 was significantly different than the rate of the prior comparable period and the statutory federal tax rate of 21% primarily due to the one-time recognition of excess tax benefits on stock-based compensation related to the departure of our previous chief executive officer in the first quarter of 2021 and the impairment of goodwill in the second quarter of 2020 which was not deductible for income tax purposes and therefore had no associated tax benefit.

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

As of June 30, 2021, our leverage ratio was 4.94x. As a result, quarterly principal payments on the 2019 Class A-2 Notes will no longer be required after the scheduled $3.25 million principal payment is made on September 7, 2021.

The Company may voluntarily repay the 2019 Class A-2 Notes at any time; however, if we repay the 2019 Class A-2 Notes prior to certain dates we would be required to pay make-whole premiums. As of June 30, 2021, the make-whole premium associated with voluntary prepayment of the Class A-2-I Notes was approximately $22 million; this amount declines each quarter to zero in June 2022. As of June 30, 2021, the make-whole premium associated with voluntary prepayment of the Class A-2-II Notes was approximately $57 million; this amount declines each quarter to zero in June 2024. We would also be subject to a make-whole premium in the event of a mandatory prepayment required following a Rapid Amortization Event or certain asset dispositions. The mandatory make-whole premium requirements are considered derivatives embedded in the New Notes that must be bifurcated for separate valuation. We estimated the fair value of these derivatives to be immaterial as of June 30, 2021, based on the probability-weighted discounted cash flows associated with either event.
Covenants and Restrictions
The New Notes are subject to a series of covenants and restrictions customary for transactions of this type, including: (i) that the Co-Issuers maintain specified reserve accounts to be used to make required payments in respect of the New Notes, (ii) provisions relating to optional and mandatory prepayments, and the related payment of specified amounts, including specified call redemption premiums in the case of Class A-2 Notes under certain circumstances; (iii) certain indemnification payments in the event, among other things, the transfers of the assets pledged as collateral for the New Notes are in stated ways defective or ineffective and (iv) covenants relating to recordkeeping, access to information and similar matters. The New Notes are subject to customary rapid amortization events provided for in the Indenture, including events tied to failure of the Securitization Entities to maintain the stated debt service coverage ratio (“DSCR”), the sum of domestic retail sales for all restaurants being below certain levels on certain measurement dates, certain manager termination events, certain events of default and the failure to repay or refinance the Class A-2 Notes on the anticipated repayment dates. The New Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal or other amounts due, failure of the Securitization Entities to maintain the stated DSCR, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties and certain judgments.

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

Our DSCR for the reporting period ended June 30, 2021 was approximately 4.6x.

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

Use of Credit Facilities

In March 2020, the Co-Issuers drew down a total of $220.0 million from the Credit Facility. The $220.0 million borrowing was repaid on March 5, 2021. The current interest rate for borrowings under the Credit Facility is the three-month LIBOR rate plus 2.15% for 60% of the advances and the commercial paper funding rate of our conduit investor plus 2.15% for 40% of the advances. The weighted average interest rate on Credit Facility borrowings for the period outstanding during the six months ended June 30, 2021 was 2.4%; there were no Credit Facility borrowings outstanding during the three months ended June 30, 2021.

At June 30, 2021, there were no outstanding borrowings under the Credit Facility. At June 30, 2021, $3.3 million was pledged against the Credit Facility for outstanding letters of credit, leaving $221.7 million available for borrowing. The letters of credit are used primarily to satisfy insurance-related collateral requirements.

Capital Allocation

We evaluate dividend payments on common stock and repurchases of common stock within the context of our overall capital allocation strategy with our Board of Directors on an ongoing basis, giving consideration to our current and forecast earnings, financial condition, cash requirements and other factors. To maintain financial flexibility in light of the COVID-19 pandemic, we have not declared any dividends after the first quarter of 2020 and have suspended repurchasing our common stock. We will continue to evaluate our capital allocation strategy in consideration of, among other things, resurgence of COVID-19 infections due to variants of the virus and changes in the percentage of the population that is fully vaccinated, as well as overall industry conditions.

Dividends

Dividends declared and paid per share for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Dividends declared per common share	$—	$—	$—	$0.76
Dividends paid per common share	$—	$0.76	$—	$1.45

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

The Company did not repurchase any shares during three and six months ended June 30, 2021. We did not repurchase any shares during the three months ended June 30, 2020 and repurchased 459,899 shares during the six months ended June 30, 2020. As of June 30, 2021, cumulative repurchases of stock total 1,697,597 shares at a cost of $129.8 million, with $70.2 million remaining for repurchase under the 2019 Repurchase Program.

From time to time, we also repurchase shares owned and tendered by employees to satisfy tax withholding obligations on the vesting of restricted stock awards. Shares are deemed purchased at the closing price of our common stock on the vesting date. See Part II, Item 2 for detail on this stock repurchase activity during the second quarter of 2021.

Cash Flows

In summary, our cash flows for the six months ended June 30, 2021 and June 30, 2020 were as follows:

	Six months ended June 30,
	2021	2020	Variance
	(In millions)
Net cash provided by (used in) operating activities	$106.0	$(10.5)	$116.5
Net cash provided by investing activities	6.3	2.1	4.2
Net cash (used in) provided by financing activities	(220.4)	178.4	(398.8)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(108.1)	$170.0	$(278.1)

Operating Activities

Cash provided by operating activities increased $116.5 million during the six months ended June 30, 2021 compared to the same period of the prior year. Our net income plus the non-cash reconciling items shown in our statements of cash flows (primarily closure and impairment charges, depreciation, deferred taxes and stock-based compensation) increased $41.5 million from 2020. This was primarily due to an increase in gross profit and the recognition of excess tax benefits on stock-based compensation, partially offset by an increase in G&A expenses, each of which was discussed in preceding sections of the MD&A. Net changes in working capital provided cash of $37.7 million during the six months ended June 30, 2021 compared to using cash of $37.4 million during the same period of the prior year, a favorable change of $75.1 million. The favorable change in working capital was primarily due to an increase in cash from trade receivables and the timing of marketing disbursements. As discussed under “Update on COVID-19 Pandemic Actions,” during the first six month ended June 30, 2020, we allowed our Applebee's and IHOP franchisees to defer approximately $58 million of payments for royalty, advertising and other fees, adversely impacting our net change in working capital for that period. During the six months ended June 30, 2021, we collected approximately $25 million in repayments of those deferrals.

Investing Activities

Investing activities provided net cash of $6.3 million for the six months ended June 30, 2021. Principal receipts from notes, equipment contracts and other long-term receivables of $9.7 million and proceeds from asset sales of $0.9 million were partially offset by capital expenditures of $4.1 million. Investing activities provided net cash of $2.1 million for the six months ended June 30, 2020. The variance between the two periods primarily was due to a decrease in capital expenditures during the six months ended June 30, 2021 compared to the same period of the prior year.

Financing Activities

Financing activities used net cash of $220.4 million for the six months ended June 30, 2021. As discussed above under “Use of Credit Facilities,” we repaid $220.0 million borrowed from our Credit Facility. We also made payments totaling $11.7 million on long-term debt and capital lease obligations and paid $9.7 million for taxes withheld for vesting of restricted stock units. We had a net cash inflow of approximately $21.1 million related to equity compensation awards.

Financing activities provided net cash of $178.4 million for the six months ended June 30, 2020, primarily due to borrowing of $220.0 million from our Credit Facility to increase our financial flexibility in light of current market conditions and uncertainty due to the COVID-19 outbreak. We also had a net cash inflow of approximately $18.2 million related to equity compensation awards. These financing inflows were partially offset by cash dividends paid on our common stock totaling $23.9 million, repurchases of our common stock totaling $29.9 million and repayments of finance lease obligations of $6.0 million.

Cash and Cash Equivalents

Our total cash balances as of June 30, 2021 and December 31, 2020 were are follows:

	June 30, 2021	December 31, 2020
	(In millions)
Cash and cash equivalents	$259.5	$383.4
Restricted cash, current	72.1	39.9
Restricted cash, non-current	16.4	32.8
Total	$348.0	$456.1

Cash and cash equivalents include $76.2 million and $71.6 million of cash held for gift card programs and advertising funds as of June 30, 2021 and December 31, 2020, respectively. The decrease in cash and cash equivalents between December 31, 2020 and June 30, 2021 was due to the repayment of $220.0 million discussed above under “Use of Credit Facilities,” offset by cash provided by operating activities during the six months ended June 30, 2021.

We believe that our unrestricted cash and cash equivalents on hand, cash flow from operations, and the $221.7 million of borrowing capacity available under our Credit Facility will provide us with adequate liquidity for the next twelve months.

Adjusted Free Cash Flow

We define “adjusted free cash flow” for a given period as cash provided by operating activities, plus receipts from notes and equipment contract receivables, less additions to property and equipment. Management uses this liquidity measure in its periodic assessment of, among other things, payment of cash dividends on common stock and repurchases of common stock and we believe it is important for investors to have the same measure used by management for that purpose. Adjusted free cash flow does not represent residual cash flow available for discretionary purposes.

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

	Six months ended June 30,
	2021	2020	Variance
	(In millions)
Cash flows provided by (used in) operating activities	$106.0	$(10.5)	$116.5
Receipts from notes and equipment contracts receivable	5.4	5.5	(0.1)
Additions to property and equipment	(4.1)	(7.4)	3.3
Adjusted free cash flow	$107.3	$(12.4)	$119.7

Off-Balance Sheet Arrangements

We have obligations for guarantees on certain franchisee lease agreements, as disclosed in Note 15 - Commitments and Contingencies, of Notes to Consolidated Financial Statements of Part I, Item 1 of this Form 10-Q. Other than such guarantees, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K as of June 30, 2021.

Contractual Obligations and Commitments

As discussed above, in March 2021, we repaid $220 million of borrowings outstanding under our Credit Facility. Other than this transaction, there were no material changes to the contractual obligations table as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2020. During the six months ended June 30, 2021, there were no significant changes in our critical accounting policies or in our critical accounting estimates.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

The following change from the information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 took place during the six months ended June 30, 2021:

Interest Rate Risk

We are only exposed to interest rate risk on borrowings we make under our Credit Facility, borrowings from which are subject to variable interest rates. As of June 30, 2021, we have no borrowings outstanding under the Credit Facility and currently are not exposed to interest rate risk.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Company
Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Approximate dollar value of shares that may yet be purchased under the plans or programs (b)
April 5, 2021 - May 2, 2021	402	$92.34	—	$70,200,000
May 3, 2021 - May 30, 2021	840	97.05	—	$70,200,000
May 31, 2021 - July 4, 2021	697	90.94	—	$70,200,000
	1,939	$93.88	—	$70,200,000
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

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

None.

Item 6. Exhibits.

*†10.1	Employment Agreement, dated May 10, 2021, by and between the Registrant and Vance Y. Chang
*†10.2	Dine Brands Global, Inc. 2019 Stock Incentive Plan Restricted Stock Award Agreement - Employees - 4-year Ratable Vesting
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Schema Document.***
101.CAL	Inline XBRL Calculation Linkbase Document.***
101.DEF	Inline XBRL Definition Linkbase Document.***
101.LAB	Inline XBRL Label Linkbase Document.***
101.PRE	Inline XBRL Presentation Linkbase Document.***
104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Dine Brands Global, Inc. (Registrant)

Dated:	5th day of August, 2021	By:	/s/ John W. Peyton
John W. Peyton Chief Executive Officer (Principal Executive Officer)

Dated:	5th day of August, 2021	By:	/s/ Vance Y. Chang
Vance Y. Chang Chief Financial Officer (Principal Financial Officer)

Dated:	5th day of August, 2021	By:	/s/ Allison Hall
Allison Hall Chief Accounting Officer (Principal Accounting Officer)