Form 10-Q
period 2021-09-30
Dine Brands Global, Inc.
filed 2021-11-04
CIK 49754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
 (Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2021
 OR
☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from                  to

Commission File Number 001-15283
Dine Brands Global, Inc.
(Exact name of registrant as specified in its charter)

Delaware		95-3038279
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
450 North Brand Boulevard,		91203-2346
Glendale,	CA
(Address of principal executive offices)		(Zip Code)

(818)	240-6055
(Registrant’s telephone number, including area code)
 ______________________________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	DIN	New York Stock Exchange

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

As of October 28, 2021, the Registrant had 17,217,023 shares of Common Stock outstanding.

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

Factors that could cause actual results to differ materially from the projections, forecasts, estimates and expectations discussed in this Quarterly Report on Form 10-Q include, among other things: uncertainty regarding the duration and severity of the ongoing COVID-19 pandemic (including the emergence of variant strains) and its ultimate impact on our business; general economic conditions; our level of indebtedness; compliance with the terms of our securitized debt; our ability to refinance our current indebtedness or obtain additional financing; our dependence on information technology; potential cyber incidents; the implementation of restaurant development plans; our dependence on our franchisees; the concentration of our Applebee’s franchised restaurants in a limited number of franchisees; the financial health of our franchisees, including any insolvency or bankruptcy; credit risks from our IHOP franchisees operating under our previous IHOP business model in which we built and equipped IHOP restaurants and then franchised them to franchisees; insufficient insurance coverage to cover potential risks associated with the ownership and operation of restaurants; our franchisees’ and other licensees’ compliance with our quality standards and trademark usage; general risks associated with the restaurant industry; potential harm to our brands’ reputation; risks of food-borne illness or food tampering; possible future impairment charges; trading volatility and fluctuations in the price of our stock; our ability to achieve the financial guidance we provide to investors; successful implementation of our business strategy; the availability of suitable locations for new restaurants; shortages or interruptions in the supply or delivery of products from third parties or availability of utilities; the management and forecasting of appropriate inventory levels;

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

Fiscal Quarter End

The Company’s fiscal quarters end on the Sunday closest to the last day of each calendar quarter. For convenience, the fiscal quarters of each year are referred to as ending on March 31, June 30, September 30 and December 31. The first fiscal quarter of 2021 began on January 4, 2021 and ended on April 4, 2021; the second and third fiscal quarters of 2021 ended on July 4, 2021 and October 3, 2021, respectively. The first fiscal quarter of 2020 began on December 30, 2019 and ended on March 29, 2020; the second and third fiscal quarters of 2020 ended on June 28, 2020 and September 27, 2020, respectively.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.
Dine Brands Global, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

Assets
	September 30, 2021	December 31, 2020
	(Unaudited)
Current assets:
Cash and cash equivalents	$304,159	$383,369
Receivables, net of allowance of $5,852 (2021) and $15,057 (2020)	92,135	121,897
Restricted cash	64,685	39,884
Prepaid gift card costs	21,890	29,080
Prepaid income taxes	2,025	6,178
Other current assets	8,744	6,098
Total current assets	493,638	586,506
Other intangible assets, net	541,999	549,671
Operating lease right-of-use assets	334,624	346,086
Goodwill	251,628	251,628
Property and equipment, net	175,318	187,977
Long-term receivables, net of allowance of $7,344 (2021) and $7,999 (2020)	46,622	54,512
Deferred rent receivable	51,820	56,449
Non-current restricted cash	16,400	32,800
Other non-current assets, net	10,450	9,316
Total assets	$1,922,499	$2,074,945
Liabilities and Stockholders’ Deficit
Current liabilities:
Current maturities of long-term debt	$—	$13,000
Accounts payable	42,586	37,424
Gift card liability	115,878	144,159
Current maturities of operating lease obligations	71,219	69,672
Current maturities of finance lease and financing obligations	10,608	11,293
Accrued employee compensation and benefits	30,752	21,237
Accrued advertising	53,873	21,641
Deferred franchise revenue, short-term	7,388	7,682
Other accrued expenses	12,678	22,460
Total current liabilities	344,982	348,568
Long-term debt	1,279,071	1,491,996
Operating lease obligations, less current maturities	323,855	345,163
Finance lease obligations, less current maturities	61,499	69,012
Financing obligations, less current maturities	32,183	32,797
Deferred income taxes, net	69,008	78,293
Deferred franchise revenue, long-term	46,723	52,237
Other non-current liabilities	19,495	11,530
Total liabilities	2,176,816	2,429,596
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $1 par value, 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; shares: 40,000,000 authorized; September 30, 2021 - 25,003,116 issued, 17,219,847 outstanding; December 31, 2020 - 24,882,122 issued, 16,452,174 outstanding	250	249
Additional paid-in-capital	253,751	257,625
Retained earnings (accumulated deficit)	22,523	(55,553)
Accumulated other comprehensive loss	(59)	(55)
Treasury stock, at cost; shares: September 30, 2021 - 7,783,269; December 31, 2020 - 8,429,948	(530,782)	(556,917)
Total stockholders’ deficit	(254,317)	(354,651)
Total liabilities and stockholders’ deficit	$1,922,499	$2,074,945
 See the accompanying Notes to Consolidated Financial Statements.

Dine Brands Global, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues:
Franchise revenues:
Royalties, franchise fees and other	$90,417	$69,820	$265,138	$191,915
Advertising revenues	70,709	51,932	203,918	142,750
Total franchise revenues	161,126	121,752	469,056	334,665
Company restaurant sales	35,275	27,353	109,418	75,427
Rental revenues	31,273	26,194	84,797	78,910
Financing revenues	1,045	1,344	3,266	4,237
Total revenues	228,719	176,643	666,537	493,239
Cost of revenues:
Franchise expenses:
Advertising expenses	70,709	51,932	203,918	142,750
Bad debt (credit) expense	(1,962)	2,845	(4,246)	8,416
Other franchise expenses	6,922	5,858	20,197	15,999
Total franchise expenses	75,669	60,635	219,869	167,165
Company restaurant expenses	33,867	28,303	101,510	79,774
Rental expenses:
Interest expense from finance leases	822	1,106	2,677	3,453
Other rental expenses	23,645	19,692	63,359	61,121
Total rental expenses	24,467	20,798	66,036	64,574
Financing expenses	113	123	356	393
Total cost of revenues	134,116	109,859	387,771	311,906
Gross profit	94,603	66,784	278,766	181,333
General and administrative expenses	43,704	36,873	122,891	105,351
Interest expense, net	15,721	16,844	47,956	49,143
Closure and impairment charges	443	168	5,024	124,521
Amortization of intangible assets	2,664	2,659	8,015	8,240
Loss on disposition of assets	1,299	1,087	1,436	2,630
Income before income taxes	30,772	9,153	93,444	(108,552)
Income tax (provision) benefit	(7,661)	865	(15,368)	6,119
Net income (loss)	23,111	10,018	78,076	(102,433)
Other comprehensive income net of tax:
Foreign currency translation adjustment	(2)	2	(4)	2
Total comprehensive income (loss)	$23,109	$10,020	$78,072	$(102,431)
Net income (loss) available to common stockholders:
Net income (loss)	$23,111	$10,018	$78,076	$(102,433)
Less: Net income allocated to unvested participating restricted stock	(502)	(329)	(1,920)	(420)
Net income (loss) available to common stockholders	$22,609	$9,689	$76,156	$(102,853)

Net income (loss) available to common stockholders per share:
Basic	$1.34	$0.60	$4.55	$(6.34)
Diluted	$1.33	$0.60	$4.52	$(6.34)
Weighted average shares outstanding:
Basic	16,911	16,221	16,752	16,229
Diluted	16,971	16,283	16,858	16,229
See the accompanying Notes to Consolidated Financial Statements.

Dine Brands Global, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Deficit
(In thousands)
(Unaudited)

	Three Months ended September 30, 2021
	Common Stock				Accumulated Other Comprehensive Loss	Treasury Stock
	Shares Outstanding	Amount	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings		Shares	Cost	Total
Balance at June 30, 2021	17,178	$250	$250,509	$(588)	$(57)	7,833	$(532,865)	$(282,751)
Net income	—	—	—	23,111	—	—	—	23,111
Other comprehensive loss	—	—	—	—	(2)	—	—	(2)
Reissuance of treasury stock	50	—	422	—	—	(50)	2,083	2,505
Net use of shares for stock plans	(6)	—	—	—	—	—	—	—
Repurchase of restricted shares for taxes	(2)	—	(140)	—	—	—	—	(140)
Stock-based compensation	—	—	2,960	—	—	—	—	2,960
Tax payments for share settlement of restricted stock units	—	—	—	—	—	—	—	—
Balance at September 30, 2021	17,220	$250	$253,751	$22,523	$(59)	7,783	$(530,782)	$(254,317)

	Nine Months ended September 30, 2021
	Common Stock				Accumulated Other Comprehensive Loss	Treasury Stock
	Shares Outstanding	Amount	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings		Shares	Cost	Total
Balance at December 31, 2020	16,452	$249	$257,625	$(55,553)	$(55)	8,430	$(556,917)	$(354,651)
Net income	—	—	—	78,076	—	—	—	78,076
Other comprehensive loss	—	—	—	—	(4)	—	—	(4)
Reissuance of treasury stock	647	1	(1,120)	—	—	(647)	26,135	25,016
Net issuance of shares for stock plans	140	—	—	—	—	—	—	—
Repurchase of restricted shares for taxes	(19)	—	(1,543)	—	—	—	—	(1,543)
Stock-based compensation	—	—	8,572	—	—	—	—	8,572
Tax payments for share settlement of restricted stock units	—	—	(9,783)	—	—	—	—	(9,783)
Balance at September 30, 2021	17,220	$250	$253,751	$22,523	$(59)	7,783	$(530,782)	$(254,317)

See the accompanying Notes to Consolidated Financial Statements.

Dine Brands Global, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Deficit
(In thousands)
(Unaudited)

	Three Months ended September 30, 2020
	Common Stock				Accumulated Other Comprehensive Loss	Treasury Stock
	Shares Outstanding	Amount	Additional Paid-in Capital	(Accumulated Deficit)		Shares	Cost	Total
Balance at June 30, 2020	16,418	$249	$254,429	$(64,010)	$(58)	8,483	$(559,181)	$(368,571)
Net loss	—	—	—	10,018	—	—	—	10,018
Other comprehensive income	—	—	—	—	2	—	—	2
Reissuance of treasury stock	16	—	(709)	—	—	(16)	709	—
Net use of shares for stock plans	(11)	—	—	—	—	—	—	—
Repurchase of restricted shares for taxes	(6)	—	(309)	—	—	—	—	(309)
Stock-based compensation	—	—	2,523	—	—	—	—	2,523
Tax payments for share settlement of restricted stock units	—	—	(27)	—	—	—	—	(27)
Balance at September 30, 2020	16,417	$249	$255,907	$(53,992)	$(56)	8,467	$(558,472)	$(356,364)

	Nine Months ended September 30, 2020
	Common Stock				Accumulated Other Comprehensive Loss	Treasury Stock
	Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)		Shares	Cost	Total
Balance at December 31, 2019	16,522	$249	$246,192	$61,653	$(58)	8,404	$(549,810)	$(241,774)
Adoption of credit loss accounting guidance (Note 3)	—	—	—	(497)	—	—	—	(497)
Net loss	—	—	—	(102,433)	—	—	—	(102,433)
Other comprehensive income	—	—	—	—	2	—	—	2
Purchase of Company common stock	(460)	—	—	—	—	460	(26,527)	(26,527)
Reissuance of treasury stock	397	—	2,658	—	—	(397)	17,865	20,523
Net use of shares for stock plans	(7)	—	—	—	—	—	—	—
Repurchase of restricted shares for taxes	(35)	—	(2,438)	—	—	—	—	(2,438)
Stock-based compensation	—	—	9,193	—	—	—	—	9,193
Dividends on common stock	—	—	507	(12,715)	—	—	—	(12,208)
Tax payments for share settlement of restricted stock units	—	—	(205)	—	—	—	—	(205)
Balance at September 30, 2020	16,417	$249	$255,907	$(53,992)	$(56)	8,467	$(558,472)	$(356,364)

See the accompanying Notes to Consolidated Financial Statements.

Dine Brands Global, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$78,076	$(102,433)
Adjustments to reconcile net income (loss) to cash flows provided by operating activities:
Non-cash impairment and closure charges	4,949	124,469
Depreciation and amortization	29,995	32,053
Non-cash stock-based compensation expense	8,572	9,193
Non-cash interest expense	2,146	1,990
Deferred income taxes	(9,156)	24,172
Deferred revenue	(5,808)	(5,067)
Loss on disposition of assets	1,436	2,630
Other	(8,418)	1,173
Changes in operating assets and liabilities:
Accounts receivable, net	8,398	(27,849)
Current income tax receivables and payables	4,544	(41,426)
Gift card receivables and payables	(9,215)	(1,980)
Other current assets	(2,645)	(2,034)
Accounts payable	9,678	6,777
Accrued employee compensation and benefits	9,569	(6,406)
Accrued advertising	32,232	19,579
Other current liabilities	(8,791)	1,887
Cash flows provided by operating activities	145,562	36,728
Cash flows from investing activities:
Principal receipts from notes, equipment contracts and other long-term receivables	14,795	15,731
Net additions to property and equipment	(7,923)	(9,088)
Proceeds from sale of property and equipment	946	517
Additions to long-term receivables	—	(1,475)
Other	(357)	(358)
Cash flows provided by investing activities	7,461	5,327
Cash flows from financing activities:
Repayment of long-term debt	(9,750)	—
Borrowing from revolving credit facility	—	220,000
Repayment of revolving credit facility	(220,000)	—
Dividends paid on common stock	—	(23,934)
Repurchase of common stock	—	(29,853)
Principal payments on finance lease obligations	(7,772)	(9,034)
Proceeds from stock options exercised	25,016	20,523
Repurchase of restricted stock for tax payments upon vesting	(1,543)	(2,438)
Tax payments for share settlement of restricted stock units	(9,783)	(205)
Cash flows (used in) provided by financing activities	(223,832)	175,059
Net change in cash, cash equivalents and restricted cash	(70,809)	217,114
Cash, cash equivalents and restricted cash at beginning of period	456,053	172,475
Cash, cash equivalents and restricted cash at end of period	$385,244	$389,589
Supplemental disclosures:
Interest paid in cash	$49,366	$51,706
Income taxes paid in cash	$21,143	$11,348
Non-cash conversion of accounts receivable to notes receivable	$3,748	$—

See the accompanying Notes to Consolidated Financial Statements.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1. General

The accompanying unaudited consolidated financial statements of Dine Brands Global, Inc. (the “Company” or “Dine Brands Global”) have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2021.

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

2. Basis of Presentation

The Company’s fiscal quarters end on the Sunday closest to the last day of each calendar quarter. For convenience, the fiscal quarters of each year are referred to as ending on March 31, June 30, September 30 and December 31. The first fiscal quarter of 2021 began on January 4, 2021 and ended on April 4, 2021; the second and third fiscal quarters of 2021 ended on July 4, 2021 and October 3, 2021, respectively. The first fiscal quarter of 2020 began on December 30, 2019 and ended on March 29, 2020; the second and third fiscal quarters of 2020 ended on June 28, 2020 and September 27, 2020, respectively.

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

Risks and Uncertainties

The Company was subject to risks and uncertainties as a result of the continuing outbreak of a novel strain of coronavirus, designated “COVID-19,” and evolving variants thereof. The extent of the continued impact of the COVID-19 pandemic on the Company's business remains uncertain and difficult to predict, as measures taken in response to and the effect of the pandemic have varied and continue to vary by country, state and municipalities within states. The Company first began to experience impacts from the COVID-19 pandemic in March 2020, as federal, state, local and international governments reacted to the public health crisis by encouraging social distancing and requiring, in varying degrees, restaurant dine-in limitations and other restrictions that largely limited the restaurants of the Company's franchisees and its company-operated restaurants to take-out and delivery sales during the initial stages of the pandemic. Subsequently, government-imposed dine-in restrictions have been relaxed or removed in many of the locations in which the Company operates as incidents of infection decline and vaccination rates increase within the respective governmental jurisdictions. As of September 30, 2021, 99% of domestic Applebee's and IHOP restaurants were open and operating without government-mandated restrictions.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2. Basis of Presentation (Continued)

The Company took several actions to mitigate the effects of the COVID-19 pandemic on its operations and its franchisees, as follows: (i) drew down $220 million from its revolving credit facility in March 2020; that borrowing was repaid in March 2021; (ii) suspended repurchases of common stock and the declaration of dividends on common stock after the first quarter of 2020 ( See Note 17, Subsequent Events); (iii) deferred franchisee payment of royalty, advertising and other fees, and lease obligations for up to two months on a case-by-case basis, with 99% of Applebee's and 97% of IHOP deferrals collected as of September 30, 2021; (iv) deferred franchisee remodel and development obligations for up to 15 months; and (v) negotiated deferrals and abatements for properties on which the Company was lessee.

The severity of the continued impact of the COVID-19 pandemic on the Company's business will depend on a number of factors, including, but not limited to, how long the pandemic will last, whether/when recurrences of the virus and variants of the virus may arise, the availability and acceptance of vaccines, what restrictions on in-restaurant dining may be imposed or re-imposed, the timing and extent of customer re-engagement with the Company's brands and, in general, what the short- and long-term impact on consumer discretionary spending the COVID-19 pandemic might have on the Company and the restaurant industry as a whole, all of which are uncertain and cannot be predicted. The Company's future results of operations and liquidity could adversely be impacted by the resurgence of outbreaks of the virus and its variants that result in the re-imposition of dine-in restrictions, as well as the success of any initiatives or programs that the Company may undertake to address financial and operational challenges faced by itself and its franchisees. As such, the extent to which the COVID-19 pandemic may continue to materially impact the Company's financial condition, liquidity, or results of operations remains highly uncertain.

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

In July 2021, the FASB issued guidance which affect lessors with lease contracts that (i) have variable lease payments that do not depend on a reference index or a rate and (ii) would have resulted in the recognition of a selling loss at lease commencement if classified as sales-type or direct financing. The amendments are effective for fiscal years beginning after December 15, 2021. The Company is currently evaluating lease contracts and the potential effects of adopting this new guidance.

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

The Company recognizes the primary components of the transaction price as follows:

•Franchise and development fees are recognized as revenue ratably on a straight-line basis over the term of the franchise agreement commencing with the restaurant opening date. As these fees are typically received in cash at or near the beginning of the franchise term, the cash received is initially recorded as a contract liability until recognized as revenue over time.
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

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

4. Revenue Disclosures (Continued)

The following table disaggregates franchise revenue by major type for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(In thousands)
Franchise Revenue:
Royalties	$75,098	$56,061	$217,499	$154,672
Advertising fees	70,709	51,932	203,918	142,750
Pancake and waffle dry mix sales and other	12,782	10,690	37,197	27,575
Franchise and development fees	2,537	3,069	10,442	9,668
Total franchise revenue	$161,126	$121,752	$469,056	$334,665

Accounts and other receivables from franchisees as of September 30, 2021 and December 31, 2020 were $64.2 million (net of allowance of $2.1 million) and $76.3 million (net of allowance of $11.4 million), respectively, and were included in receivables, net in the Consolidated Balance Sheets.

Changes in the Company's contract liability for deferred franchise and development fees during the nine months ended September 30, 2021 were as follows:

Deferred Franchise Revenue (short- and long-term)
(In thousands)
Balance at December 31, 2020	$59,919
Recognized as revenue during the nine months ended September 30, 2021	(9,621)
Fees deferred during the nine months ended September 30, 2021	3,813
Balance at September 30, 2021	$54,111
The balance of deferred revenue as of September 30, 2021 is expected to be recognized as follows:

(In thousands)
2021 (remaining three months)	$1,892
2022	7,303
2023	6,724
2024	6,129
2025	5,349
Thereafter	26,714
Total	$54,111

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

Notes Receivable

Notes receivable balances primarily relate to the conversion of certain past due Applebee's franchisee accounts receivable to notes receivable, cash loans to franchisees for working capital purposes, a note receivable in connection with the sale of IHOP company restaurants and IHOP franchise fee and other notes. The notes are typically collateralized by the franchise. A significant portion of these notes have specific reserves recorded against them amounting to $10.7 million as of September 30, 2021.

Equipment Leases Receivable

Equipment leases receivable relate to IHOP franchise development activity prior to 2003 when IHOP typically leased or purchased the restaurant site, built and equipped the restaurant, then franchised the restaurant to a franchisee. Equipment lease contracts are collateralized by the equipment in the restaurant. The estimated fair value of the equipment collateralizing these lease contracts are not deemed to be significant given the very seasoned and mature nature of this portfolio. The weighted average remaining life of the Company’s equipment leases is 4.9 years as of September 30, 2021.

Direct Financing Leases Receivable
Direct financing lease receivables also relate to IHOP franchise development activity prior to 2003. IHOP provided the financing for leasing or subleasing the site. Direct financing leases at September 30, 2021, comprised 74 leases with a weighted average remaining life of 5.1 years, and relate to locations that IHOP is leasing from third parties and subleasing to franchisees.

Distributor Receivables

Receivables due from distributors are related to the sale of IHOP’s proprietary pancake and waffle dry mix to franchisees through the Company’s network of suppliers and distributors and are included as part of Other receivables.

	September 30, 2021	December 31, 2020
	(In millions)
Accounts receivable	$64.2	$85.7
Gift card receivables	5.3	22.5
Notes receivable	21.1	18.6
Financing receivables:
Equipment leases receivable	35.3	43.9
Direct financing leases receivable	18.6	22.7
Other	7.4	6.1
	151.9	199.5
Less: allowance for credit losses	(13.2)	(23.1)
	138.7	176.4
Less: current portion	(92.1)	(121.9)
Long-term receivables	$46.6	$54.5

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

5. Current Expected Credit Losses (Continued)

The Company's primary credit quality indicator for all portfolio segments is delinquency. Changes in the allowance for credit losses during the nine months ended September 30, 2021 were as follows:

	Accounts Receivable	Notes receivable, short-term	Notes receivable, long-term	Lease Receivables	Equipment Notes	Other (1)	Total
	(In millions)
Balance, December 31, 2020	$11.2	$3.6	$5.3	$0.4	$2.3	$0.3	$23.1
Bad debt (credit) expense for the nine months ended September 30, 2021	(9.0)	0.4	4.5	0.1	(0.1)	(0.1)	(4.2)
Advertising provision adjustment	(0.0)	0.3	(2.7)	—	—	—	(2.4)
Write-offs	(0.2)	(0.6)	—	(0.5)	(2.1)	—	(3.4)
Other	0.0	—	—	0.1	0.0	—	0.1
Balance, September 30, 2021	$2.0	$3.7	$7.1	$0.1	$0.1	$0.2	$13.2
(1) Primarily distributor receivables, gift card receivables and credit card receivables

The delinquency status of receivables (other than accounts receivable, gift card receivables and distributor receivables) at September 30, 2021 was as follows:

	Notes receivable, short-term	Notes receivable, long-term	Lease Receivables	Equipment Notes	Other (1)	Total
	(In millions)
Current	$5.2	$14.6	$18.6	$35.3	$1.9	$75.6
30-59 days	0.0	—	—	—	—	0.0
60-89 days	0.0	—	—	—	—	0.0
90-119 days	0.0	—	—	—	—	0.0
120+ days	1.3	—	—	—	—	1.3
Total	$6.5	$14.6	$18.6	$35.3	$1.9	$76.9
(1) Primarily credit card receivables

The year of origination of the Company's notes receivable and financing receivables is as follows:

	Notes receivable, short and long-term	Lease Receivables	Equipment Notes	Total
	(In millions)
2021	$13.4	$2.7	$—	$16.1
2020	0.6	1.5	—	2.1
2019	0.9	0.8	—	1.7
2018	0.0	—	—	0.0
2017	6.1	—	—	6.1
Prior	0.1	13.6	35.3	49.0
Total	$21.1	$18.6	$35.3	$75.0

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

The Company's existing leases/subleases related to IHOP restaurants generally provide for an initial term of 20 to 25 years, with most having one or more five-year renewal options. Leases related to Applebee's restaurants generally have an initial term of 10 to 20 years, with renewal terms of five to 20 years. Option periods were not included in determining liabilities and right-of-use assets related to operating leases. Approximately 280 of the Company's leases met the sales levels that required variable rent payments to the Company (as lessor), based on a percentage of restaurant sales during the nine months ended September 30, 2021. Approximately 45 of the leases met the sales levels that required variable rent payments by the Company (as lessee), based on a percentage of restaurant sales during the nine months ended September 30, 2021.

The Company's lease cost for the three and nine months ended September 30, 2021 and 2020 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(In millions)
Finance lease cost:
Amortization of right-of-use assets	$1.1	$1.2	$3.5	$3.7
Interest on lease liabilities	1.3	1.6	4.2	5.0
Operating lease cost	24.4	25.7	74.2	78.8
Variable lease cost	4.5	0.2	5.2	0.5
Short-term lease cost	0.0	0.0	0.0	0.0
Sublease income	(28.8)	(23.9)	(78.0)	(72.0)
Lease cost	$2.5	$4.9	$9.1	$16.1

Future minimum lease payments under noncancelable leases as lessee as of September 30, 2021 were as follows:

	Finance Leases	Operating Leases
	(In millions)
2021 (remaining three months)	$3.7	$23.1
2022	14.2	90.1
2023	11.5	74.5
2024	9.7	69.8
2025	8.6	61.4
Thereafter	51.0	161.5
Total minimum lease payments	98.7	480.4
Less: interest/imputed interest	(27.4)	(85.3)
Total obligations	71.3	395.1
Less: current portion	(9.8)	(71.2)
Long-term lease obligations	$61.5	$323.9

The weighted average remaining lease term as of September 30, 2021 was 9.5 years for finance leases and 6.9 years for operating leases. The weighted average discount rate as of September 30, 2021 was 10.1% for finance leases and 5.6% for operating leases.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

6. Lease Disclosures (Continued)

During the three and nine months ended September 30, 2021 and 2020, the Company made the following cash payments for leases:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(In millions)
Principal payments on finance lease obligations	$2.5	$3.0	$7.8	$9.0
Interest payments on finance lease obligations	$1.3	$1.6	$4.2	$5.0
Payments on operating leases	$22.9	$23.5	$68.7	$70.0
Variable lease payments	$4.4	$0.1	$5.0	$0.7

The Company's income from operating leases for the three and nine months ended September 30, 2021 and 2020 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(In millions)
Minimum lease payments	$23.9	$24.3	$71.7	$72.2
Variable lease income	6.8	1.1	11.1	3.8
Total operating lease income	$30.7	$25.4	$82.8	$76.0

Minimum payments to be received as lessor under noncancelable operating leases as of September 30, 2021 were as follows:

(In millions)
2021 (remaining three months)	$25.5
2022	101.7
2023	98.2
2024	89.1
2025	78.5
Thereafter	193.6
Total minimum rents receivable	$586.6

The Company's income from direct financing leases for the three and nine months ended September 30, 2021 and 2020 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(In millions)
Interest income	$0.5	$0.8	$1.6	$2.6
Variable lease income	0.1	0.0	0.4	0.2
Total financing lease income	$0.6	$0.8	$2.0	$2.8

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

6. Lease Disclosures (Continued)

Minimum payments to be received as lessor under noncancelable direct financing leases as of September 30, 2021 were as follows:

(In millions)
2021 (remaining three months)	$2.3
2022	7.8
2023	3.9
2024	1.8
2025	1.0
Thereafter	5.4
Total minimum rents receivable	22.2
Less: unearned income	(3.6)
Total net investment in direct financing leases	18.6
Less: current portion	(7.1)
Long-term investment in direct financing leases	$11.5

7. Long-Term Debt

At September 30, 2021 and December 31, 2020, long-term debt consisted of the following:

	September 30, 2021	December 31, 2020
	(In millions)
Series 2019-1 4.194% Fixed Rate Senior Secured Notes, Class A-2-I	$693.0	$698.3
Series 2019-1 4.723% Fixed Rate Senior Secured Notes, Class A-2-II	594.0	598.5
Series 2019-1 Variable Funding Senior Notes Class A-1, variable interest rate of 2.42% at December 31, 2020	—	220.0
Debt issuance costs	(7.9)	(11.8)
Long-term debt, net of debt issuance costs	1,279.1	1,505.0
Current portion of long-term debt	—	(13.0)
Long-term debt	$1,279.1	$1,492.0

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

As of September 30, 2021, the Company's leverage ratio was 4.36x. As a result, quarterly principal payments on the 2019 Class A-2 Notes of $3.25 million currently are not required.

The Company may voluntarily repay the 2019 Class A-2 Notes at any time; however, if the 2019 Class A-2 Notes are repaid prior to certain dates, the Company would be required to pay make-whole premiums. As of September 30, 2021, the make-whole premium associated with voluntary prepayment of the Class A-2-I Notes was approximately $15 million; this amount declines progressively each quarter to zero in June 2022. As of September 30, 2021, the make-whole premium associated with voluntary prepayment of the Class A-2-II Notes was approximately $46 million; this amount declines progressively each quarter to zero in June 2024. The Company would also be subject to a make-whole premium in the event of a mandatory prepayment required following a Rapid Amortization Event or certain asset dispositions. The mandatory make-whole premium requirements are considered derivatives embedded in the New Notes that must be bifurcated for separate valuation. The Company estimated the fair value of these derivatives to be immaterial as of September 30, 2021, based on the probability-weighted discounted cash flows associated with either event.

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

In March 2020, the Company borrowed $220.0 million against the Credit Facility. The $220.0 million was repaid on March 5, 2021, and there have been no new borrowings since that date. The maximum amount of borrowings from the Credit Facility outstanding during the nine months ended September 30, 2021 was $220.0 million. As of September 30, 2021, there were no outstanding borrowings under the Credit Facility. The interest rate for borrowings under the Credit Facility is the three-month LIBOR rate plus 2.15% for 60% of the advances and the commercial paper funding rate of our conduit investor plus 2.15% for 40% of the advances. The weighted average interest rate on Credit Facility borrowings for the period outstanding during the nine months ended September 30, 2021 was 2.4%.

At September 30, 2021, $3.3 million was pledged against the Credit Facility for outstanding letters of credit, leaving $221.7 million available for borrowing. The letters of credit are used primarily to satisfy insurance-related collateral requirements.

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

The Company's DSCR for the reporting period ended September 30, 2021 was approximately 4.8x.

Debt Issuance Costs

Amortization of costs incurred in connection with the issuance of the 2019 Class A-2 Notes of $0.6 million and $0.5 million were included in interest expense for the three months ended September 30, 2021 and 2020, respectively. Amortization of costs incurred in connection with the issuance of the 2019 Class A-2 Notes of $1.7 million and $1.6 million were included in interest expense for the nine months ended September 30, 2021 and 2020, respectively. Amortization costs incurred in connection with the Company's Credit Facility and prior credit facility of $0.2 million and $0.1 million were included in interest expense for the three months ended September 30, 2021 and 2020, respectively. Amortization costs incurred in connection with the Company's Credit Facility and prior credit facility of $0.5 million and $0.4 million were included in interest expense for the nine months ended September 30, 2021 and 2020, respectively.
At September 30, 2021, total unamortized debt issuance costs related to the 2019 Class A-2 Notes of $7.9 million are reported as a direct reduction of the 2019 Class A-2 Notes in the Consolidated Balance Sheets. At September 30, 2021, total unamortized debt issuance costs of $1.7 million related to the Credit Facility and prior credit facility are classified as other long-term assets because there are no borrowings outstanding against the Credit Facility.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7. Long-Term Debt (Continued)

Maturities of Long-term Debt

•The anticipated repayment date of the Class A-2-I Notes is June 2024.
•The anticipated repayment date of the Class A-2-II Notes is June 2026.
•Quarterly principal payments on the Class A-2-I and Class A-2-II Notes totaling $3.25 million ($13.0 million per annum) are required if the Company's leverage ratio is greater than 5.25x.

8. Stockholders' Deficit

Dividends

Dividends declared and paid per share for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Dividends declared per common share	$—	$—	$—	$0.76
Dividends paid per common share	$—	$—	$—	$1.45

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

The Company did not repurchase any shares during the three and nine months ended September 30, 2021. The Company did not repurchase any shares during the three months ended September 30, 2020 and repurchased 459,899 shares during the nine months ended September 30, 2020. As of September 30, 2021, cumulative repurchases of stock total 1,697,597 shares at a cost of $129.8 million, with a dollar value of $70.2 million remaining for repurchase under the 2019 Repurchase Program.

Treasury Stock

Repurchases of the Company's common stock are included in treasury stock at the cost of shares repurchased plus any transaction costs. Treasury stock may be re-issued when stock options are exercised, when restricted stock awards are granted and when restricted stock units settle in stock upon vesting. The cost of treasury stock re-issued is determined using the first-in, first-out (“FIFO”) method. During the nine months ended September 30, 2021, the Company re-issued 646,679 shares of treasury stock at a total FIFO cost of $26.1 million.

9. Income Taxes

The Company's effective tax rate was 16.4% (a tax provision of $15.4 million on pre-tax book income of $93.4 million) for the nine months ended September 30, 2021, as compared to 5.6% for the nine months ended September 30, 2020 (a tax benefit of $6.1 million on pre-tax book loss of $108.6 million). The effective tax rate for the nine months ended September 30, 2021 was lower than the statutory federal tax rate of 21% primarily due to the recognition of excess tax benefits on stock-based compensation in the first quarter of 2021. In addition, the effective tax rate for the nine months ended September 30, 2021 was different than the prior comparable period due to the impairment of goodwill in the second quarter of 2020, which was not deductible for income tax purposes and therefore had no associated tax benefit.

The total gross unrecognized tax benefit as of September 30, 2021 and December 31, 2020 was $2.3 million and $2.2 million, respectively, excluding interest, penalties and related tax benefits. The Company estimates the unrecognized tax benefit as of September 30, 2021 may decrease over the upcoming 12 months by an amount up to $0.2 million related to settlements with taxing authorities and expiring statutes of limitations. For the remaining liability, due to the uncertainties related to these tax matters, the Company is unable to make a reasonable estimate as to when cash settlement with a taxing authority will occur.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

9. Income Taxes (Continued)
As of September 30, 2021, accrued interest was $0.6 million and accrued penalties were less than $0.1 million, excluding any related income tax benefits. As of December 31, 2020, accrued interest was $0.9 million and accrued penalties were less than $0.1 million, excluding any related income tax benefits. The Company recognizes interest accrued related to unrecognized tax benefits and penalties as a component of its income tax provision recognized in its Consolidated Statements of Comprehensive Income.

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

10. Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense included in general and administrative expenses in the Consolidated Statements of Comprehensive Income:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Total stock-based compensation expense:	(In millions)
Equity classified awards expense	$3.0	$2.5	$8.6	$9.2
Liability classified awards expense	0.2	1.1	2.2	0.6
Total pre-tax stock-based compensation expense	3.2	3.6	10.8	9.8
Book income tax benefit	(0.8)	(0.9)	(2.7)	(2.4)
Total stock-based compensation expense, net of tax	$2.4	$2.7	$8.1	$7.4

As of September 30, 2021, total unrecognized compensation expense of $18.2 million related to restricted stock and restricted stock units and $3.4 million related to stock options are expected to be recognized over a weighted average period of 1.4 years for restricted stock and restricted stock units and 1.6 years for stock options.

Fair Value Assumptions

The Company granted 95,891 stock options during the nine months ended September 30, 2021 for which the fair value was estimated using a Black-Scholes option pricing model. The following summarizes the weighted average assumptions used in the Black-Scholes model:

Risk-free interest rate	0.5%
Historical volatility	67.7%
Dividend yield	—%
Expected years until exercise	4.5
Fair value of options granted	$40.25

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

10. Stock-Based Compensation (Continued)

Equity Classified Awards - Stock Options

Stock option balances at September 30, 2021, and activity for the nine months ended September 30, 2021 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Millions)
Outstanding at December 31, 2020	1,014,670	$64.16
Granted	95,891	75.28
Exercised	(518,536)	48.74
Expired	(37,458)	100.56
Forfeited	(58,213)	88.41
Outstanding at September 30, 2021	496,354	76.83	6.8	$6.3
Vested at September 30, 2021 and Expected to Vest	478,581	76.73	6.7	$6.1
Exercisable at September 30, 2021	316,154	$73.73	5.7	$5.2

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price of the Company’s common stock on the last trading day of the third quarter of 2021 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2021. The aggregate intrinsic value will change based on the fair market value of the Company’s common stock and the number of in-the-money options.

Equity Classified Awards - Restricted Stock and Restricted Stock Units

Outstanding balances as of September 30, 2021, and activity related to restricted stock and restricted stock units for the nine months ended September 30, 2021 were as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value	Stock-Settled Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	254,331	$76.50	355,570	$28.01
Granted	133,225	83.41	68,998	63.04
Released	(51,319)	66.68	(317,702)	22.95
Forfeited	(49,469)	82.16	—	—
Outstanding at September 30, 2021	286,768	$80.49	106,866	$65.67

Liability Classified Awards - Cash-settled Restricted Stock Units

The Company has granted cash-settled restricted stock units to certain employees. These instruments are recorded as liabilities at fair value as of the respective period end.

Cash-Settled Restricted Stock Units
Outstanding at December 31, 2020	52,956
Released	(38,916)
Forfeited	(1,176)
Outstanding at September 30, 2021	12,864

For the three months ended September 30, 2021 and 2020, an expense of $0.1 million and $0.8 million, respectively, was included as stock-based compensation expense related to cash-settled restricted stock units. For the nine months ended September 30, 2021 and 2020, an expense of $1.5 million and a credit of $0.1 million, respectively, was included as stock-based compensation expense related to cash-settled restricted stock units. At September 30, 2021 and December 31, 2020, liabilities of $0.9 million and $2.5 million, respectively, related to cash-settled restricted stock units were included as part of accrued employee compensation and benefits in the Consolidated Balance Sheets.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

10. Stock-Based Compensation (Continued)

Liability Classified Awards - Long-Term Incentive Awards
The Company has granted cash long-term incentive awards (“LTIP awards”) to certain employees. Annual LTIP awards vest over a three-year period and are determined using multipliers from 0% to 200% of the target award based on the total stockholder return of Dine Brands Global common stock compared to the total stockholder returns of a peer group of companies. The awards are considered stock-based compensation and are classified as liabilities measured at fair value as of the respective period end. For the three months ended September 30, 2021 and 2020, an expense of $0.2 million and $0.3 million, respectively, were included in total stock-based compensation expense related to LTIP awards. For the nine months ended September 30, 2021 and 2020, $0.7 million and $0.7 million, respectively, were included in total stock-based compensation expense related to LTIP awards. At September 30, 2021 and December 31, 2020, liabilities of $1.4 million and $2.1 million, respectively, related to LTIP awards were included as part of accrued employee compensation and benefits in the Consolidated Balance Sheets.

11. Net Income (Loss) per Share

The computation of the Company's basic and diluted net income (loss) per share is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(In thousands, except per share data)
Numerator for basic and diluted income (loss) per common share:
Net income (loss)	$23,111	$10,018	$78,076	$(102,433)
Less: Net income allocated to unvested participating restricted stock	(502)	(329)	(1,920)	(420)
Net income (loss) available to common stockholders - basic	22,609	9,689	76,156	(102,853)
Effect of unvested participating restricted stock in two-class calculation	2	2	13	—
Net income (loss) available to common stockholders - diluted	$22,611	$9,691	$76,169	$(102,853)
Denominator:
Weighted average outstanding shares of common stock - basic	16,911	16,221	16,752	16,229
Dilutive effect of stock options	60	62	106	—
Weighted average outstanding shares of common stock - diluted	16,971	16,283	16,858	16,229
Net income (loss) per common share:
Basic	$1.34	$0.60	$4.55	$(6.34)
Diluted	$1.33	$0.60	$4.52	$(6.34)

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

Dine Brand Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

12. Segments (Continued)

 As of September 30, 2021, the franchise operations segment consisted of (i) 1,620 restaurants operated by Applebee’s franchisees in the United States, two U.S. territories and 11 countries outside the United States and (ii) 1,747 restaurants operated by IHOP franchisees and area licensees in the United States, two U.S. territories and seven countries outside the United States. Franchise operations revenue consists primarily of franchise royalty revenues, franchise advertising revenue, sales of proprietary products to franchisees (primarily pancake and waffle dry mixes for the IHOP restaurants), and franchise fees.  Franchise operations expenses include advertising expenses, the cost of IHOP proprietary products, bad debt expense, franchisor contributions to marketing funds, pre-opening training expenses and other franchise-related costs.

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

Information on segments is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(In millions)
Revenues from external customers:
Franchise operations	$161.2	$121.8	$469.1	$334.7
Rental operations	31.3	26.2	84.8	78.9
Company restaurants	35.2	27.3	109.4	75.4
Financing operations	1.0	1.3	3.2	4.2
Total	$228.7	$176.6	$666.5	$493.2

Interest expense:
Rental operations	$1.2	$1.6	$3.8	$4.7
Company restaurants	0.8	0.7	2.4	1.7
Corporate	15.7	16.8	48.0	49.1
Total	$17.7	$19.1	$54.2	$55.5

Depreciation and amortization:
Franchise operations	$2.5	$2.5	$7.6	$7.6
Rental operations	2.8	3.0	8.3	9.3
Company restaurants	1.7	1.8	5.3	5.0
Corporate	3.0	3.4	8.8	10.2
Total	$10.0	$10.7	$30.0	$32.1

Gross profit (loss), by segment:
Franchise operations	$85.5	$61.1	$249.2	$167.5
Rental operations	6.8	5.4	18.8	14.3
Company restaurants	1.4	(0.9)	7.9	(4.4)
Financing operations	0.9	1.2	2.9	3.9
Total gross profit	94.6	66.8	278.8	181.3
Corporate and unallocated expenses, net	(63.8)	(57.6)	(185.4)	(289.9)
Income (loss) before income taxes	$30.8	$9.2	$93.4	$(108.6)

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

13. Closure and Impairment Charges

Closure and impairment charges for the three and nine months ended September 30, 2021 were as follows:

Closure and Impairment Charges	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(In millions)
Closure charges	$0.4	$0.2	$3.3	$0.9
Long-lived tangible asset impairment	(0.0)	—	1.7	17.1
Goodwill impairment	—	—	—	92.2
Tradename impairment	—	—	—	11.0
Impairment of reacquired franchise rights	—	—	—	3.3
Total impairment and closure charges	$0.4	$0.2	$5.0	$124.5

Closure Charges

The closure charges for the three months ended September 30, 2021 related to revisions to existing closure reserves, including accretion, primarily for 52 IHOP restaurants closed prior to June 30, 2021. The closure charges for the nine months ended September 30, 2021 comprised $2.0 million related to 23 IHOP restaurants closed in 2021 and $1.3 million for revisions to existing closure reserves, including accretion, primarily for 29 IHOP restaurants closed prior to December 31, 2020.

Long-lived Tangible Asset Impairment

The long-lived asset impairment of $1.7 million for the nine months ended September 30, 2021 related to four IHOP franchisee-operated restaurants for which the carrying amount exceeded the undiscounted cash flows. The impairment recorded represented the difference between the carrying value and the estimated fair value. The impairments related to operating lease right-of-use assets that had been recorded in 2019 upon adoption of new lease accounting guidance codified in Accounting Standards Codification Topic 842.

Goodwill and Intangible Assets

For the three and nine months ended September 30, 2021, the Company determined that there were no indicators of impairment to goodwill and intangible assets.

Impairments in 2020

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

The fair values of the Company's 2019 Class A-2 Notes at September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021	December 31, 2020
	(In millions)
Face Value of Class A-2 Notes	$1,287.0	$1,296.8
Fair Value of Class A-2 Notes	$1,332.0	$1,259.5

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

Lease Guarantees

In connection with the sale of Applebee’s restaurants to franchisees, the Company has, in certain cases, guaranteed or has potential continuing liability for lease payments totaling $229.3 million as of September 30, 2021. This amount represents the maximum potential liability for future payments under these leases. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from 2021 through 2048. Excluding unexercised option periods, the Company's potential liability for future payments under these leases is $43.4 million. In the event of default, the indemnity and default clauses in the sale or assignment agreements govern the Company's ability to pursue and recover damages incurred.

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
The components of cash and cash equivalents were as follows:

	September 30, 2021	December 31, 2020
	(In millions)
Money market funds	$30.0	$175.0
IHOP advertising funds and gift card programs	75.7	71.6
Other depository accounts	198.5	136.8
Total cash and cash equivalents	$304.2	$383.4
The decrease in money market funds between December 31, 2020 and September 30, 2021 was due to the repayment of $220.0 million previously drawn on the Company's Credit Facility.
Current Restricted Cash
Current restricted cash primarily consisted of funds required to be held in trust in connection with the Company's securitized debt and funds from Applebee's franchisees pursuant to franchise agreements, usage of which was restricted to advertising activities. The components of current restricted cash were as follows:

	September 30, 2021	December 31, 2020
	(In millions)
Securitized debt reserves	$28.0	$27.0
Applebee's advertising funds	36.6	12.8
Other	0.1	0.1
Total current restricted cash	$64.7	$39.9

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

16. Cash, Cash Equivalents and Restricted Cash (Continued)

Non-current Restricted Cash
Non-current restricted cash was $16.4 million and $32.8 million at September 30, 2021 and December 31, 2020, respectively, and represents interest reserves required to be set aside for the duration of the Company's securitized debt. The minimum reserve is approximately one quarter's interest payment on the Company's securitized debt, currently approximately $16 million. The Company voluntarily increased the amount held in the reserve account to twice the minimum amount during the year ended December 31, 2020. During the nine months ended September 30, 2021, the Company reduced the reserve back to the minimum amount.

17. Subsequent Events
On October 28, 2021, the Company's Board of Directors declared a fourth quarter 2021 cash dividend of $0.40 per common share, payable to shareholders of record as of December 20, 2021 on January 7, 2022. On October 29, 2021, the Company announced it intends to resume repurchases of its common stock under its 2019 Repurchase Program. As of September 30, 2021, $70.2 million of the $200 million purchase authorization remains available for repurchases.

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

Through various subsidiaries, we own, franchise and operate the Applebee's Neighborhood Grill & Bar® (“Applebee's”) concept in the bar and grill segment within the casual dining category of the restaurant industry and we own and franchise the International House of Pancakes® (“IHOP”) concept in the family dining category of the restaurant industry. References herein to Applebee's® and IHOP® restaurants are to these two restaurant concepts, whether operated by franchisees, area licensees and their sub-licensees (collectively, “area licensees”) or by us. With 3,439 restaurants combined, 98% of which are franchised, we believe we are one of the largest full-service restaurant companies in the world.

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

Events Impacting Comparability of Financial Information

Comparisons of financial results for the three and nine months ended September 30, 2021 with those for the three and nine months ended September 30, 2020 were significantly impacted by the extent of restrictions in place on restaurant operations during the respective periods. In March 2020, the World Health Organization declared a global pandemic related to the outbreak of a novel strain of coronavirus, designated “COVID-19.” Initially, federal, state, local and international governments reacted to the COVID-19 pandemic by encouraging or requiring social distancing, instituting shelter-in-place orders, and requiring, in varying degrees, reduced operating hours, restaurant dine-in and/or indoor dining limitations, capacity limitations or other restrictions. For the most part, these restrictions largely limited our restaurants to off-premise sales (take-out and delivery) from approximately the second week of March 2020 until May 2020. In May 2020, governmental entities slowly began to relax restrictions as infection rates from the initial outbreak declined, but restaurants allowed to re-open were largely limited to occupancy of 50% or less of capacity during the period from May 2020 to September 30, 2020.

The operating status of our restaurants was fluid during the three and nine months ended September 30, 2021 and subject to change. Restrictions on restaurant operations were relaxed, removed or increased in response to changes in the number of COVID-19 infections, the availability and acceptance of vaccines and an increase in vaccination rates within the respective governmental jurisdictions. Generally speaking, during the second quarter of 2021, many federal, state and local governments began to relax or remove the restrictive protocols noted above, while most international governments maintained the restrictions, the degree of which varied by country.

As of September 30, 2021, 99% of domestic Applebee's and IHOP restaurants were open and operating without government-mandated restrictions. This represents a slight improvement from June 30, 2021 and a significant improvement from March 31, 2021, at which time approximately 23% of domestic Applebee's restaurants and 11% of domestic IHOP restaurants were operating without government-mandated restrictions. Internationally, government-mandated restrictions vary by country, with most international restaurants still under restrictions. Generally speaking, restaurants in Mexico, Canada and Puerto Rico have a lower level of restriction than other countries in which we operate.

Government-mandated restrictions notwithstanding, more than half of IHOP restaurants that operated 24 hours a day for all or parts of a week prior to the pandemic are currently closed during overnight hours. As of September 30, 2021, approximately 440 IHOP restaurants were operating 24 hours a day, seven days a week, with approximately 60 restaurants operating 24 hours a day for some portion of the week. As of December 31, 2019, the last reporting period prior to the pandemic, approximately 845 IHOP restaurants were operating 24 hours a day, seven days a week, with approximately 245 restaurants operating 24 hours a day for some portion of the week.

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

Update on Key COVID-19 Pandemic Actions

Updates regarding several actions taken over the past 15 months to mitigate the effects of the COVID-19 pandemic on the Company, its operations and its franchisees, are discussed below:

•We suspended our repurchasing of common stock and the declaration of dividends on our common stock after the first quarter of 2020. After evaluating repurchases of common stock and dividend payments on common stock within the context of our overall capital allocation strategy, giving consideration to our current and forecast earnings, financial condition, cash requirements and other factors, we intend to resume repurchases of the Company's common stock under our existing $200 million stock repurchase program approved by the Board of Directors in 2019 (the “2019 Repurchase Program”). As of September 30, 2021, $70.2 million of the $200 million remains available for repurchases. Additionally, on October 28, 2021, our Board of Directors declared a fourth quarter 2021 cash dividend of $0.40 per common share, payable January 7, 2022.
•In March 2021, we repaid $220 million of borrowings outstanding under our revolving credit facility (“Credit Facility”) that initially had been drawn in March 2020. At the time of the initial draw, we had no immediate need for additional liquidity, but in light of then-current market conditions and significant uncertainty related to the COVID-19 pandemic, we drew on the revolving facility to maximize our financial flexibility. As of September 30, 2021, our borrowing capacity under the Credit Facility was $221.7 million. See “Liquidity and Capital Resources” below for more information.
•We offered Applebee's franchisees the opportunity to defer payment of their royalty, advertising and other fees, primarily amounts due for the months of March and April 2020. A total of 30 franchisees representing 94% of Applebee’s restaurants deferred payments totaling $33.4 million. Repayment of deferred amounts, scheduled over up to nine months, began in the third quarter of 2020. As of September 30, 2021, most of the deferred amounts have been collected. Approximately $0.7 million and $13.3 million was collected during the three and nine months ended September 30, 2021, respectively. Collection of these amounts had a favorable impact on cash provided by operating activities during the nine months ended September 30, 2021.
•We offered IHOP franchisees the opportunity to defer their royalty, advertising, equipment rent and sublease rent payments, primarily amounts due for the months of March and April 2020. Initially, 193 franchisees representing 58% of IHOP restaurants deferred payments totaling $24.1 million. Including subsequent deferrals made on a case-by case basis, the deferral program totaled $28.6 million. Repayment of deferred amounts, scheduled over up to 36 weeks, began in the third quarter of 2020. In certain instances, repayments were temporarily paused for up to 60 days. As of September 30, 2021, the outstanding balance of these deferrals was $0.8 million, with approximately $2.8 million and $15.6 million collected during the three months and nine months ended September 30, 2021, respectively. A total of 149 franchisees have repaid their deferred balances in full. Collection of these balances had a favorable impact on cash provided by operating activities during the nine months ended September 30, 2021.
•We received rent deferrals and abatements on properties we lease of approximately $11 million during fiscal 2020, primarily related to rent deferrals for properties on which IHOP restaurants are located. As of September 30, 2021, the outstanding balance of those deferrals was $0.4 million, with approximately $0.5 million and $4.6 million paid during the three and nine months ended September 30, 2021, respectively. Payment of these deferrals reduced our cash provided by operating activities during the nine months ended September 30, 2021.

Key Financial Results

The financial tables appearing in MD&A present amounts in millions of dollars that are rounded from our consolidated financial statements presented in thousands of dollars. As a result, the tables may not foot or crossfoot due to rounding.

	Three months ended September 30,		Favorable (Unfavorable) Variance	Nine months ended September 30,		Favorable (Unfavorable) Variance
	2021	2020		2021	2020

	(In millions, except per share data)
Income (loss) before income taxes	$30.8	$9.2	$21.6	$93.4	$(108.6)	$202.0
Income tax (provision) benefit	(7.7)	0.9	(8.5)	(15.4)	6.1	(21.5)
Net income (loss)	$23.1	$10.0	$13.1	$78.1	$(102.4)	$180.5

Effective tax rate	24.9%	(9.5)%	(34.3)%	16.4%	5.6%	(10.8)%

Net income (loss) per diluted share	$1.33	$0.60	$0.73	$4.52	$(6.34)	$10.86
			% increase			% increase
Weighted average diluted shares	17.0	16.3	4.2%	16.9	16.2	3.9%

Our effective tax rate for the three months ended September 30, 2021 was significantly different than the rate of the prior comparable period primarily due to the release of unrecognized tax benefits in the third quarter of 2020. Our effective tax rate for the nine months ended September 30, 2021 was significantly different than the rate of the prior comparable period and the statutory federal tax rate of 21% primarily due to the one-time recognition of excess tax benefits on stock-based compensation related to the departure of our previous chief executive officer in the first quarter of 2021 and the impairment of goodwill in the second quarter of 2020, which was not deductible for income tax purposes and therefore had no associated tax benefit.

The following table highlights the primary components of the increase in our income before income taxes for the three and nine months ended September 30, 2021, compared to our income before income taxes for the three and nine months ended September 30, 2020:

	Favorable (Unfavorable) Variance
	Three months ended September 30, 2021	Nine months ended September 30, 2021
	(In millions)
Increase in gross profit:
Applebee's franchise operations	$13.9	$41.6
IHOP franchise operations	10.5	40.1
Company restaurant operations	2.3	12.3
Rental and financing operations	1.1	3.5
Total increase in gross profit	27.8	97.5
Closure and impairment charges	(0.2)	119.5
Increase in G&A expenses	(6.8)	(17.5)
Other	0.9	2.6
Increase in income before income taxes	$21.6	$202.0

As discussed above under “Events Impacting the Comparability of Financial Information,” the imposition and subsequent relaxation or removal of restrictions imposed on in-restaurant dining in response to the COVID-19 pandemic had a significant impact on comparisons of our gross profit between the three and nine months ended September 30, 2021 and the same periods of 2020.

The significant impacts of the COVID-19 pandemic resulted in our performing impairment assessments of our long-lived assets, goodwill and other intangible assets during the nine months ended September 30, 2020. As a result of these assessments, we recorded an impairment to Applebee's goodwill of $92.2 million, an impairment to Applebee's intangible assets of $14.3 million and impairments to long-lived assets of both brands totaling approximately $17.2 million in the second quarter of 2020. There were no impairments of goodwill or other intangible assets during the three and nine months ended September 30, 2021.

Increases in commodity, labor and other restaurant operating costs experienced at restaurants owned and operated by our franchisees could impact us to the extent our franchisees are adversely impacted by a sustained decline in their operating margins. At company operated restaurants, increases in commodity, labor and other restaurant operating costs impact us directly. As of September 30, 2021, we operate 69 Applebee’s restaurants, representing 2% of the 3,439 restaurants comprising our system.

See “Consolidated Results of Operations - Comparison of the Three and Nine Months ended September 30, 2021 and September 30, 2020” for additional discussion of the changes shown above.

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

Our key performance indicators for the three and nine months ended September 30, 2021 were as follows:

	Three months ended September 30, 2021		Nine months ended September 30, 2021
	Applebee's	IHOP	Applebee's	IHOP
Sales percentage increase in reported retail sales - 2021 vs. 2020	30.2%	46.1%	38.6%	41.6%
% increase in domestic system-wide same-restaurant sales - 2021 vs. 2020	27.7%	40.1%	39.5%	40.5%
% increase (decrease) in domestic system-wide same-restaurant sales - 2021 vs. 2019	12.5%	(0.4)%	5.3%	(8.4)%
Net franchise restaurant (reduction) increase (1)	(7)	3	(20)	(22)
Net (decrease) increase in total effective restaurants (2)	(17)	42	4	54
________________________________________________
(1) Franchise and area license restaurant closings, net of openings, during the three and nine months ended September 30, 2021.
(2) Change in the weighted average number of franchise, area license and company-operated restaurants open during the three and nine months ended September 30, 2021, compared to the weighted average number of those open during the same periods of 2020.

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

The change in total effective restaurants for each brand reflects both permanent closures, net of openings, over the past 12 months as well as the weighted effect of restaurants temporarily closed during the three and nine months ended September 30, 2021 and 2020. Even though the absolute number of franchise restaurants may decrease, the number of effective restaurants can increase because of the re-opening of restaurants that had been temporarily closed during the respective 2020 comparative periods.

In light of the distortion caused by the pandemic and a 53rd week in fiscal 2020 on the changes in sales percentage and domestic same-restaurant sales, we believe a comparison of average weekly unit sales, a function of reported retail sales and the number of effective restaurants, for the nine individual months of 2021, 2020 and 2019, provides additional insight into each brand's performance during the three and nine months ended September 30, 2021 as compared to the same periods of 2020 and 2019:

Average Weekly Unit Sales - Applebee's
(in thousands)
$60.0
$40.0
$20.0
$0.0
$49.8
$49.7
$54.3
$53.9
$53.1
$52.9
$52.7
$50.3
$49.7
$47.9
$51.1
$48.2
$48.2
$48.4
$47.5
$45.9
$45.1
$42.9
$39.6
$43.5
$35.1
$14.5
$22.5
$33.8
$37.6
$38.4
$40.0
January
February
March
April
May
June
July
August
September
2021
2020
2019

Average Weekly Unit Sales - IHOP
(in thousands)
$60.0
$40.0
$20.0
$0.0
$36.1
$35.8
$39.2
$36.9
$36.2
$37.6
$38.3
$36.1
$34.4
$35.9
$35.0
$35.1
$35.5
$35.8
$37.2
$37.0
$36.0
$34.4
$24.8
$27.4
$25.3
$8.7
$13.7
$22.1
$23.8
$25.7
$26.8
January
February
March
April
May
June
July
August
September
2021
2020
2019

Domestic Same-Restaurant Sales

Applebee’s system-wide domestic same-restaurant sales increased 27.7% for the three months ended September 30, 2021and 39.5% for the nine months ended September 30, 2021 as compared to the same periods of 2020. The increase in both periods was due to a substantial increase in customer traffic as well as increase in average check. The increase in customer traffic primarily was due to the positive changes in restaurant operating status as discussed under “Events Impacting the Comparability of Financial Information,” as well as increased consumer desire to patronize restaurants after the relaxation of pandemic restrictions. The increase in average check was primarily due to favorable mix shifts related to a reduction in core menu items, successful promotional food and beverage offerings and a larger number of items purchased with off-premise orders, as well as menu price increases by franchisees. Applebee’s system-wide domestic same-restaurant sales increased 12.5% for the three months ended September 30, 2021 and 5.3% for the nine months ended September 30, 2021 as compared to the same periods of 2019. The increase in both periods was due to an increase in customer check partially offset by a decrease in traffic.

Applebee's Off-premise Sales Data	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Off-premise sales (in millions) (1)	$282.9	$273.8	$945.5	$720.9
% sales mix	27.5%	34.0%	31.3%	33.3%
(1)   Primarily to-go, delivery and catering sales.

Based on data from Black Box Intelligence, a restaurant sales reporting firm (“Black Box”), Applebee's increase in same-restaurant sales for both the three and nine months ended September 30, 2021 outperformed the casual dining segment of the restaurant industry (excluding Applebee's) during the same periods of 2019.

IHOP's system-wide domestic same-restaurant sales increased 40.1% for the three months ended September 30, 2021 and 40.5% for the nine months ended September 30, 2021 as compared to the same periods of 2020. Most of the improvement in both periods was due to a significant increase in customer traffic as well an increase in average check. The increase in customer traffic was primarily due to the positive changes in restaurant operating status as discussed under “Events Impacting the Comparability of Financial Information,” as well as increased consumer desire to patronize restaurants after the relaxation of pandemic restrictions. The increase in average check was primarily due to an increase in menu prices as well as a general increase in consumer spending due to larger party sizes and greater spending per person. IHOP’s system-wide domestic same-restaurant sales decreased 0.4% for the three months ended September 30, 2021 and 8.4% for the nine months ended September 30, 2021 as compared to the same periods of 2019. The decrease in both periods was due to a decrease in traffic partially offset by an increase in customer check. As also noted under “Events Impacting the Comparability of Financial Information,” more than half of IHOP restaurants that operated 24 hours a day for all or parts of a week prior to the pandemic are currently closed during overnight hours.

IHOP Off-premise Sales Data	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Off-premise sales (in millions) (1)	$157.3	$163.0	$507.6	$395.9
% sales mix	23.3%	34.1%	27.2%	28.9%
(1)   Primarily to-go, delivery and catering sales.

Based on data from Black Box, IHOP's increase in same-restaurant sales for the three months ended September 30, 2021 outperformed the family dining segment of the restaurant industry (excluding IHOP) during that same period of 2019. IHOP's increase in same-restaurant sales for the nine months ended September 30, 2021 underperformed the family dining segment of the restaurant industry (excluding IHOP) during that same period of 2019.

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

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Applebee's Restaurant Data	(Unaudited)
Effective Restaurants(a)
Franchise	1,619	1,636	1,623	1,620
Company	69	69	69	68
Total	1,688	1,705	1,692	1,688
System-wide(b)
Domestic sales percentage change(c)	30.2%	(16.7)%	38.6%	(27.6)%
Domestic same-restaurant sales percentage change(d)	27.7%	(13.3)%	39.5%	(24.1)%
Franchise(b)
Domestic sales percentage change(c)	30.2%	(16.9)%	38.4%	(27.7)%
Domestic same-restaurant sales percentage change(d)	27.8%	(13.4)%	39.3%	(24.1)%
Average weekly domestic unit sales (in thousands)	$51.4	$39.2	$50.6	$36.6

IHOP Restaurant Data
Effective Restaurants(a)
Franchise	1,573	1,530	1,568	1,517
Area license	156	157	156	153
Total	1,729	1,687	1,724	1,670

System-wide(b)
Sales percentage change(c)	46.1%	(34.4)%	41.6%	(37.6)%
Domestic same-restaurant sales percentage change, including area license restaurants(d)	40.1%	(30.2)%	40.5%	(33.8)%
Franchise(b)
Sales percentage change(c)	45.7%	(34.3)%	40.9%	(37.6)%
Domestic same-restaurant sales percentage change(d)	39.4%	(29.9)%	39.4%	(33.6)%
Average weekly unit sales (in thousands)	$36.2	$25.6	$34.0	$24.9
Area License(b)
Sales percentage change(c)	50.9%	(35.0)%	48.1%	(37.1)%
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

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Reported sales (in millions)	(Unaudited)

Applebee's domestic franchise restaurant sales	$1,013.3	$778.2	$3,000.8	$2,168.4
Applebee's company-operated restaurants	35.2	27.4	109.4	75.4
IHOP franchise restaurant sales	740.4	508.3	2,079.2	1,475.2
IHOP area license restaurant sales	69.8	46.2	202.4	136.6
Total	$1,858.7	$1,360.1	$5,391.8	$3,855.6

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

Restaurant Development Activity	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Applebee's	(Unaudited)
Summary - beginning of period:
Franchise	1,627	1,680	1,640	1,718
Company	69	69	69	69
Beginning of period	1,696	1,749	1,709	1,787

Franchise restaurants opened:
Domestic	2	1	4	1
International	—	3	1	3
Total franchise restaurants opened	2	4	5	4
Franchise restaurants permanently closed:
Domestic	(5)	(20)	(15)	(52)
International	(4)	(5)	(10)	(11)
Total franchise restaurants permanently closed	(9)	(25)	(25)	(63)
Net franchise restaurant reduction	(7)	(21)	(20)	(59)

Summary - end of period:
Franchise	1,620	1,659	1,620	1,659
Company	69	69	69	69
Total Applebee's restaurants, end of period	1,689	1,728	1,689	1,728
Domestic	1,587	1,614	1,587	1,614
International	102	114	102	114

IHOP
Summary - beginning of period:
Franchise	1,588	1,666	1,611	1,680
Area license	156	157	158	161
Company	3	—	3	—
Total IHOP restaurants, beginning of period	1,747	1,823	1,772	1,841

Franchise/area license restaurants opened:
Domestic franchise	7	1	22	8
Domestic area license	1	2	2	3
International franchise	1	3	2	5
Total franchise/area license restaurants opened	9	6	26	16
Franchise/area license restaurants permanently closed:
Domestic franchise	(5)	(16)	(35)	(35)
Domestic area license	(1)	—	(3)	(3)
International franchise	—	(6)	(9)	(10)
International area license	—	—	(1)	(2)
Total franchise/area license restaurants permanently closed	(6)	(22)	(48)	(50)
Net franchise/area license restaurant reduction	3	(16)	(22)	(34)
Refranchised by the Company	—	—	1	—
Franchise restaurants reacquired by the Company	—	—	(1)	—
Net reduction in franchise/area license restaurants	3	(16)	(22)	(34)

Summary - end of period:
Franchise	1,591	1,648	1,591	1,648
Area license	156	159	156	159
Company	3	—	3	—
Total IHOP restaurants, end of period	1,750	1,807	1,750	1,807
Domestic	1,656	1,683	1,656	1,683
International	94	124	94	124

The restaurant counts and activity presented above do not include two domestic Applebee's ghost kitchens (small kitchens with no store-front presence, used to fill off-premise orders), one international Applebee's ghost kitchen and six international IHOP ghost kitchens. The Applebee's franchise restaurant count at the beginning of the nine-month period ended September 30, 2021 was adjusted downward by two restaurants, representing two ghost kitchens that had been included in the total reported count as of December 31, 2020.

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

CONSOLIDATED RESULTS OF OPERATIONS
Comparison of the Three and Nine Months ended September 30, 2021 and 2020

Financial Results

Revenue	Three months ended September 30,		Favorable (Unfavorable) Variance	Nine months ended September 30,		Favorable (Unfavorable) Variance
	2021	2020		2021	2020
	(In millions)
Franchise operations	$161.2	$121.8	$39.4	$469.1	$334.7	$134.4
Rental operations	31.3	26.2	5.1	84.8	78.9	5.9
Company restaurant operations	35.2	27.4	7.8	109.4	75.4	34.0
Financing operations	1.0	1.3	(0.3)	3.2	4.2	(1.0)
Total revenue	$228.7	$176.7	$52.0	$666.5	$493.2	$173.3
Change vs. prior period	29.5%			35.1%

Total revenue for the three and nine months ended September 30, 2021 increased significantly compared with the same periods of the prior year. As discussed under “Events Impacting the Comparability of Financial Information,” the operating capacity of our restaurants during the respective 2020 periods was severely restricted after the first week of March 2020 as federal, state, local and international governments reacted to the COVID-19 pandemic by encouraging or requiring social distancing, instituting shelter-in-place orders, and requiring, in varying degrees, reduced operating hours, restaurant dine-in and/or indoor dining limitations, capacity limitations or other restrictions that largely limited restaurants to off-premise sales (take-out and delivery) in the early stages of the pandemic. During the respective 2021 periods, many governmental authorities relaxed or eliminated restrictions on restaurant operations in response to declines in the number of COVID-19 infections, the availability of vaccines and an increase of the number of vaccinated individuals within their respective jurisdictions. This had a favorable impact on same-restaurant sales and customer traffic in our franchise and company restaurant operations as well as a favorable impact on rental revenue based on a percentage of franchisees' retail sales.

Gross Profit (Loss)	Three months ended September 30,		Favorable (Unfavorable) Variance	Nine months ended September 30,		Favorable (Unfavorable) Variance
	2021	2020		2021	2020
	(In millions)
Franchise operations	$85.5	$61.1	$24.4	$249.2	$167.5	$81.7
Rental operations	6.8	5.4	1.4	18.8	14.3	4.5
Company restaurant operations	1.4	(0.9)	2.3	7.9	(4.4)	12.3
Financing operations	0.9	1.2	(0.3)	2.9	3.9	(1.0)
Total gross profit	$94.6	$66.8	$27.8	$278.8	$181.3	$97.5
Change vs. prior period	41.7%			53.7%

Total gross profit for the three and nine months ended September 30, 2021 increased compared with the same periods of the prior year, primarily due to the increased revenue from franchise, company-operated restaurant and rental operations as well as lower bad debt expense in franchise operations. Favorable changes to the aging status of certain franchisee receivables resulted in a downward revision of estimated reserve requirements of $4.8 million and $12.7 million for the three and nine months ended September 30, 2021, respectively.

	Three months ended September 30,		Favorable (Unfavorable) Variance	Nine months ended September 30,		Favorable (Unfavorable) Variance
Franchise Operations	2021	2020		2021	2020
	(In millions, except number of restaurants)
Effective Franchise Restaurants:(1)
Applebee’s	1,619	1,636	(17)	1,623	1,620	3
IHOP	1,729	1,687	42	1,724	1,670	54

Franchise Revenues:
Applebee’s franchise fees	$43.6	$32.4	$11.2	$126.1	$90.1	$36.0
IHOP franchise fees	46.9	37.5	9.4	139.1	101.8	37.3
Advertising fees	70.7	51.9	18.8	203.9	142.8	61.1
Total franchise revenues	161.2	121.8	39.4	469.1	334.7	134.4
Franchise Expenses:
Applebee’s	0.5	3.2	2.7	2.2	7.8	5.6
IHOP	4.5	5.5	1.0	13.8	16.6	2.8
Advertising expenses	70.7	51.9	(18.8)	203.9	142.8	(61.1)
Total franchise expenses	75.7	60.6	(15.1)	219.9	167.2	(52.7)
Franchise Gross Profit:
Applebee’s	43.1	29.2	13.9	123.9	82.3	41.6
IHOP	42.4	31.9	10.5	125.3	85.2	40.1
Total franchise gross profit	$85.5	$61.1	$24.4	$249.2	$167.5	$81.7
Gross profit as % of franchise revenue (2)	53.0%	50.2%		53.1%	50.1%
Gross profit as % of franchise fees (2)(3)	94.5%	87.5%		94.0%	87.3%
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

Applebee’s franchise fee revenue for the three months ended September 30, 2021 increased 34.4% compared to the same period of the prior year. Approximately $9.1 million of the increase was due to the 27.8% increase in domestic franchise same-restaurant sales, $1.2 million was due to improved franchisee collectability and $0.6 million due to an increase in international revenues.

Applebee’s franchise fee revenue for the nine months ended September 30, 2021 increased 39.9% compared to the same period of the prior year. Approximately $31.4 million of the increase was due to the 39.3% increase in domestic franchise same-restaurant sales, $2.8 million was due to the reopening of restaurants temporarily closed during the prior year period, $2.0 million was due to improved collectability, $0.9 million was due to an increase in other franchise fees and $0.6 million due to an increase in international revenues. These favorable items were partially offset by a $1.5 million decrease in royalty revenue due to permanent restaurant closures.

The decrease in Applebee's franchise expenses for the three months ended September 30, 2021 compared with the same period of the prior year primarily was due to a decrease in bad debt expense. Bad debt expense for the three months ended September 30, 2021 was a credit of $0.4 million as compared to bad debt expense of $2.4 million during the three months ended September 30, 2020.

The decrease in Applebee's franchise expenses for the nine months ended September 30, 2021 compared with the same period of the prior year primarily was due to a decrease in bad debt expense. Bad debt expense for the nine months ended September 30, 2021 was a credit of $0.5 million as compared to bad debt expense of $5.2 million during the nine months ended September 30, 2020.

IHOP franchise fee revenue for the three months ended September 30, 2021 increased 25.2% compared to the same period of the prior year, primarily due to higher royalty and pancake and waffle dry mix revenues resulting from a 39.4% increase in domestic franchise same-restaurant sales, and an increase of $0.4 million in international royalty revenues. These favorable changes were partially offset by a $2.7 million decrease in domestic termination and other franchise fees and a decrease of $0.2 million due to permanent restaurant closures.

IHOP franchise fee revenue for the nine months ended September 30, 2021 increased 36.6% compared to the same period of the prior year, primarily due to higher royalty and pancake and waffle dry mix revenues resulting from a 39.4% increase in domestic franchise same-restaurant sales, and a $1.6 million increase in international termination fees. These favorable changes were partially offset by a decrease of $0.9 million due to restaurant closures and a $0.5 million decrease in domestic termination and other franchise fees.

IHOP franchise expenses for the three months ended September 30, 2021 increased from the same period of the prior year primarily due to an increase in purchases of pancake and waffle dry mix, partially offset by a $1.9 million decrease in bad debt expense. IHOP bad debt expense was a credit of $1.5 million for the three months ended September 30, 2021 as compared to bad debt expense of $0.4 million in the prior year period.

IHOP franchise expenses for the nine months ended September 30, 2021 declined from the same period of the prior year primarily due to a $6.5 million decrease in bad debt expense partially offset by an increase in purchases of pancake and waffle dry mix. IHOP reduced its allowance for credit losses by $3.6 million during the nine months ended September 30, 2021 compared to bad debt expense of $2.9 million in the prior year period.
Advertising revenue and expense by brand for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three months ended September 30,		Increase	Nine months ended September 30,		Increase
	2021	2020		2021	2020
	(In millions)
Advertising Revenues and Expenses:
Applebee’s	$43.5	$33.0	$10.5	$127.0	$88.0	$39.0
IHOP	27.2	18.9	8.3	76.9	54.8	22.1
Total advertising revenues and expenses	$70.7	$51.9	$18.8	$203.9	$142.8	$61.1

Applebee's advertising revenue and expense for the three months ended September 30, 2021 increased 31.8% compared to the same period of the prior year. Approximately $9.8 million of the increase was due to the 27.8% increase in domestic franchise same-restaurant sales and $0.9 million of the increase was due to improved collectability from franchisees. IHOP's advertising revenue and expense for the three months ended September 30, 2021 increased 43.9% compared to the same period of the prior year, primarily due to the 39.4% increase in domestic franchise same-restaurant sales and the reopening of restaurants temporarily closed during the prior year period.

Applebee's advertising revenue and expense for the nine months ended September 30, 2021 increased 44.3% compared to the same period of the prior year. Approximately $33.8 million of the increase was due to the 39.3% increase in domestic franchise same-restaurant sales, $5.0 million of the increase was due to improved collectability from franchisees and $3.0 million was due to the reopening of restaurants temporarily closed during the prior year period. Partially offsetting the increases was a $1.6 million decrease in advertising revenue due to permanent restaurant closures. IHOP's advertising revenue and expense for the nine months ended September 30, 2021 increased 40.5% compared to the same period of the prior year, primarily due to the 39.4% increase in domestic franchise same-restaurant sales, partially offset by the impact of permanent restaurant closures over the past 12 months.

It is our accounting policy to recognize any deficiency in advertising fee revenue compared to advertising expenditure or any recovery of a previously recognized deficiency in advertising fee revenue compared to advertising expenditure in the fourth quarter of our fiscal year.

Rental Operations	Three months ended September 30,		Favorable (Unfavorable) Variance	Nine months ended September 30,		Favorable (Unfavorable) Variance
	2021	2020		2021	2020
	(In millions)
Rental revenues	$31.3	$26.2	$5.1	$84.8	$78.9	$5.9
Rental expenses	24.5	20.8	(3.7)	66.0	64.6	(1.4)
Rental operations gross profit	$6.8	$5.4	$1.4	$18.8	$14.3	$4.5
Gross profit as % of revenue (1)	21.8%	20.6%		22.1%	18.2%
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

Rental segment revenue for the three months ended September 30, 2021 increased as compared to the same period of the prior year, primarily due to a $1.9 million increase in rental income based on a percentage of franchisees' retail sales and a $1.3 million decline in level rent adjustments, partially offset by a $1.8 million decrease due to restaurant closures, lease buy-outs and the scheduled expiration of leases, as well as a progressive decline of $0.3 million in interest income as direct financing leases are repaid. Additionally, rental revenue increased $4.0 million due to the gross presentation of certain elements of variable sublease income, such as common area maintenance payments received from franchisees and remitted to landlords, which previously were reported on a net basis. Rental segment expenses for the three months ended September 30, 2021 increased compared to the same period of the prior year due to the $4.0 million of variable expenses offsetting the revenue increase noted above and a $0.3 million increase in rent paid based on a percentage of franchisees' retail sales, partially offset by a $0.4 million decrease in interest expense as finance lease obligations are repaid and a $0.2 million decrease in depreciation expense.

Rental segment revenue for the nine months ended September 30, 2021 increased as compared to the same period of the prior year, primarily due to a $3.5 million increase in rental income based on a percentage of franchisees' retail sales and a $2.8 decline in level rent adjustments, partially offset by a $3.5 million decrease due to restaurant closures, lease buy-outs and the scheduled expiration of leases, as well as a progressive decline of $1.0 million in interest income as direct financing leases are repaid. Additionally, rental revenue increased $4.0 million due to the gross presentation of certain elements of variable sublease income, previously reported on a net basis as discussed above. Rental segment expenses for the nine months ended September 30, 2021 increased compared to the same period of the prior year due to the $4.0 million of certain elements of variable sublease income offsetting the revenue increase noted above and a $0.6 million increase in rent paid based on a percentage of franchisees' retail sales, partially offset by a $1.3 million decrease in base rent, primarily due to restaurant closures, lease buy-outs and expirations, a $0.9 million decrease in interest expense as finance lease obligations are repaid and a $0.9 million decrease in depreciation expense.

Company Restaurant Operations

	Three months ended September 30,		Favorable (Unfavorable) Variance	Nine months ended September 30,		Favorable (Unfavorable) Variance
	2021	2020		2021	2020

Effective Restaurants	69	69	—	69	68	1
	(In millions)
Applebee's Company restaurant sales (1)	$35.2	$27.4	$7.8	$109.4	$75.4	$34.0
Applebee's Company restaurant expenses (1)	33.7	27.5	(6.2)	101.0	78.0	(23.0)
IHOP restaurant expenses (2)	0.1	0.8	0.7	0.5	1.8	1.3
Company restaurant gross profit	$1.4	$(0.9)	$2.3	$7.9	$(4.4)	$12.3
Gross profit as % of revenue (3)	4.4%	(0.6)%		7.7%	(3.4)%
_____________________________________________________
(1) Related to 69 Applebee's company-operated restaurants.
(2) Costs associated with IHOP restaurants in the process of being refranchised.
(3) Calculated for Applebee's company-operated restaurants only. Percentages calculated on actual amounts, not rounded amounts presented above.

Applebee's company same-restaurant sales for the three months ended September 30, 2021 increased 26.1% compared to the same period of 2020, the significant majority of which was due to an increase in customer traffic. Applebee's company same-restaurant sales for the nine months ended September 30, 2021 increased 44.6% compared to the same period of 2020, primarily due to an increase in customer traffic as well as an increase in average check.

The increase in customer traffic primarily was due to the favorable change in operating capacity of the restaurants during the nine months ended September 30, 2021 compared to the same period of 2020. All 69 of the Applebee's company-operated restaurants are located in South Carolina or North Carolina. Since the second week of January 2021, the 27 restaurants in South Carolina have operated without capacity limitations, while the 42 restaurants in North Carolina operated at 50% capacity until June 1, 2021, from which point those 42 restaurants also were able to operate without capacity limitations. In comparison, all 69 restaurants operated without restriction for the first 10 weeks of 2020 but essentially were limited only to off-premise sales from the middle of March until the middle of May 2020, at which time all 69 restaurants were allowed to operate at 50% capacity. The increase in average check for the three months and nine months ended September 30, 2021 was due to favorable product mix and daypart shifts, as well as menu price increases.

Gross profit and gross profit as a percentage of revenue for the three and nine months ended September 30, 2021 improved compared the same periods of the prior year, which were adversely impacted by the COVID-19-related operating constraints described above. The decline in gross profit and gross profit as a percentage of revenue for the three months ended September 30, 2021 when compared to that for the nine months ended September 30, 2021 was due to higher food, labor and delivery costs in the third quarter.

Company segment restaurant expenses for the three and nine months ended September 30, 2021 and 2020 also include costs associated with reacquired IHOP restaurants in the process of being refranchised. None of the reacquired IHOP restaurants were open during the three and nine months ended September 30, 2021 and 2020 and recorded no restaurant revenues in any of those periods.

Financing Operations

Financing revenues primarily consist of interest income from the financing of IHOP equipment leases and franchise fees as well as interest income on Applebee's notes receivable from franchisees. Financing expenses are the cost of taxes related to IHOP equipment leases.

Financing revenue and gross profit for the three and nine months ended September 30, 2021 declined compared to the same periods of the prior year, primarily because of progressive decline in interest income as note balances are repaid.

G&A Expenses	Three months ended September 30,		Increase	Nine months ended September 30,		Increase
	2021	2020		2021	2020
	(In millions)
Total G&A expenses	$43.7	$36.9	$(6.8)	$122.9	$105.4	$(17.5)

G&A expenses for the three months ended September 30, 2021 increased 18.5% compared to the same period of the prior year, primarily due to an increase in personnel-related costs. The increase in personnel-related costs primarily was due to higher costs of bonus and equity-based incentive compensation. Included in total G&A expenses for the three months ended September 30, 2021 were $1.3 million of expenses related to company-operated restaurants, an increase of $0.4 million from the same period of the prior year.

G&A expenses for the nine months ended September 30, 2021 increased 16.6% compared to the same period of the prior year, primarily due to an increase in personnel-related costs, partially offset by a decrease in professional services expenses and lower depreciation costs. The increase in personnel-related costs primarily was due to higher costs of bonus and equity-based incentive compensation. Included in total G&A expenses for the nine months ended September 30, 2021 were $4.0 million of expenses related to company-operated restaurants, an increase of $0.9 million from the same period of the prior year.

Impairment and Closure Charges	Three months ended September 30,		Favorable (Unfavorable) Variance	Nine months ended September 30,		Favorable (Unfavorable) Variance
	2021	2020		2021	2020
	(In millions)
Closure charges	$0.4	$0.2	$(0.2)	$3.3	$0.9	$(2.4)
Long-lived tangible asset impairment	(0.0)	(0.0)	0.0	1.7	17.1	15.4
Goodwill impairment	—	—	—	—	92.2	92.2
Tradename impairment	—	—	—	—	11.0	11.0
Impairment of reacquired franchise rights	—	—	—	—	3.3	3.3
Total impairment and closure charges	$0.4	$0.2	$(0.2)	$5.0	$124.5	$119.5

2021 Charges

The closure charges for the three months ended September 30, 2021 related to revisions to existing closure reserves, including accretion, primarily for 52 IHOP restaurants closed prior to June 30, 2021. The closure charges for the nine months ended September 30, 2021 comprised $2.0 million related to 23 IHOP restaurants closed in 2021 and $1.3 million for revisions to existing closure reserves, including accretion, primarily for 29 IHOP restaurants closed prior to December 31, 2020.

Long-lived tangible asset impairment charges for the nine months ended September 30, 2021 related to four IHOP franchisee-operated restaurants for which the carrying amount exceeded the undiscounted cash flows. The charges in both periods primarily related to the impairment of operating lease right-of-use assets that had been recorded in 2019 upon adoption of new lease accounting guidance codified in Accounting Standards Codification Topic 842 (“ASC 842”).

2020 Charges

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

As a result of performing the quantitative test of impairment, the Company recognized an impairment of Applebee's goodwill of $92.2 million and an impairment of Applebee's tradename of $11.0 million during the nine months ended September 30, 2020. The majority of the impairment was due to an increase in the assessed risk premium incorporated in the discount rate. These assets are at risk of additional impairment in the future in the event of sustained downward movement in the Company's stock price, downward revisions of long-term performance assumptions or increases in the assumed long-term discount rate.

During the nine months ended September 30, 2020, we recognized a long-lived asset impairment totaling $17.2 million related to 46 Applebee's company-operated restaurants and 33 IHOP franchisee-operated restaurants for which the carrying amount exceeded the undiscounted cash flows. The impairment recorded represented the difference between the carrying value and the estimated fair value. Approximately $9.4 million of the total impairment related to operating lease right-of-use assets that had been recorded in 2019 upon adoption of ASC 842, while $7.8 million related to impairments of land, building, leasehold improvements and finance leases. The impairments by individual property varied in amount, ranging from the largest individual impairment of $1.3 million to less than $5,000.

An impairment of $3.3 million was recognized during the nine months ended September 30, 2020 related to the reacquired franchise rights intangible asset recorded in the purchase price allocation of the December 2018 acquisition of 69 Applebee's restaurants from a former franchisee.

Other Income and Expense Items	Three months ended September 30,		Favorable (Unfavorable) Variance	Nine months ended September 30,		Favorable (Unfavorable) Variance
	2021	2020		2021	2020
	(In millions)
Interest expense, net	$15.7	$16.8	$1.1	$48.0	$49.1	$1.2
Amortization of intangible assets	2.7	2.7	(0.0)	8.0	8.2	0.2
Loss on disposition of assets	1.3	1.1	(0.2)	1.4	2.6	1.2
Total	$19.7	$20.6	$0.9	$57.4	$60.0	$2.6

Interest expense, net

Interest expense, net for the three months ended September 30, 2021 declined compared to the same period of the prior year due to a decrease in interest expense on our Credit Facility. We had no borrowings outstanding under our Credit Facility during the three months ended September 30, 2021, whereas we had $220 million outstanding during the three months ended September 30, 2020.

Interest expense, net for the nine months ended September 30, 2021 declined compared to the same period of the prior year due to a decrease in interest expense on our Credit Facility, partially offset by a decrease in interest income. Borrowings under our Credit Facility were outstanding for fewer days in the 2021 period than the 2020 period. We borrowed $220.0 million during the third week of March 2020 and that amount remained outstanding until it was repaid the first week of March 2021. Interest income was $0.1 million for nine months ended September 30, 2021, a decrease from interest income of $0.9 million for the nine months ended September 30, 2020. See “Liquidity and Capital Resources” for additional discussion related to our Credit Facility.

Loss on disposition of assets

The loss on disposition of assets for the three and nine months ended September 30, 2021 primarily related to disposition of capitalized software no longer in use. The loss on disposition of assets for the three months ended September 30, 2020 primarily related to disposition of capitalized software no longer in use. The loss on disposition of assets for the nine months ended September 30, 2020 primarily related to the termination of 12 IHOP restaurant leases and the loss on capitalized software no longer in use recognized during the three months ended September 30, 2020.

Income Taxes	Three months ended September 30,		Favorable (Unfavorable) Variance	Nine months ended September 30,		Favorable (Unfavorable) Variance
	2021	2020		2021	2020
	(In millions)
Income (loss) before income taxes	$30.8	$9.2	$21.6	$93.4	$(108.6)	$202.0
Income tax provision (benefit)	$7.7	$(0.9)	$(8.5)	$15.4	$(6.1)	$(21.5)
Effective tax rate	24.9%	(9.5)%	(34.3)%	16.4%	5.6%	(10.8)%
Our income tax provision or benefit will vary from period to period in our normal course of business for two reasons: a change in income (loss) before income taxes and a change in the effective tax rate. Changes in our income (loss) before income taxes were addressed in the preceding sections of “Consolidated Results of Operations - Comparison of the Three and Nine Months Ended September, 2021 and 2020.”
Our effective tax rate for the three months ended September 30, 2021 was significantly different than the rate of the prior comparable period primarily due to the release of unrecognized tax benefits in the third quarter of 2020. Our effective tax rate for the nine months ended September 30, 2021 was significantly different than the rate of the prior comparable period and the statutory federal tax rate of 21% primarily due to the one-time recognition of excess tax benefits on stock-based compensation related to the departure of our previous chief executive officer in the first quarter of 2021 and the impairment of goodwill in the second quarter of 2020, which was not deductible for income tax purposes and therefore had no associated tax benefit.

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

As of September 30, 2021, our leverage ratio was 4.36x. As a result, quarterly principal payments on the 2019 Class A-2 Notes are no longer required. The last required $3.25 million principal payment was made on September 7, 2021.

The Company may voluntarily repay the 2019 Class A-2 Notes at any time; however, if we repay the 2019 Class A-2 Notes prior to certain dates we would be required to pay make-whole premiums. As of September 30, 2021, the make-whole premium associated with voluntary prepayment of the Class A-2-I Notes was approximately $15 million; this amount declines each quarter to zero in June 2022. As of September 30, 2021, the make-whole premium associated with voluntary prepayment of the Class A-2-II Notes was approximately $46 million; this amount declines each quarter to zero in June 2024. We would also be subject to a make-whole premium in the event of a mandatory prepayment required following a Rapid Amortization Event or certain asset dispositions. The mandatory make-whole premium requirements are considered derivatives embedded in the New Notes that must be bifurcated for separate valuation. We estimated the fair value of these derivatives to be immaterial as of September 30, 2021, based on the probability-weighted discounted cash flows associated with either event.
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

Our DSCR for the reporting period ended September 30, 2021 was approximately 4.8x.

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

Use of Credit Facilities

In March 2020, the Co-Issuers drew down a total of $220.0 million from the Credit Facility. The $220.0 million borrowing was repaid on March 5, 2021. The current interest rate for borrowings under the Credit Facility is the three-month LIBOR rate plus 2.15% for 60% of the advances and the commercial paper funding rate of our conduit investor plus 2.15% for 40% of the advances. The weighted average interest rate on Credit Facility borrowings for the period outstanding during the nine months ended September 30, 2021 was 2.4%. There were no Credit Facility borrowings outstanding during the three months ended September 30, 2021.

At September 30, 2021, there were no outstanding borrowings under the Credit Facility. At September 30, 2021, $3.3 million was pledged against the Credit Facility for outstanding letters of credit, leaving $221.7 million available for borrowing. The letters of credit are used primarily to satisfy insurance-related collateral requirements.

Capital Allocation

To maintain financial flexibility in light of the COVID-19 pandemic, we suspended our repurchasing of common stock and the declaration of dividends on our common stock after the first quarter of 2020. After evaluating repurchases of common stock and dividend payments on common stock within the context of our overall capital allocation strategy, giving consideration to our current and forecast earnings, financial condition, cash requirements and other factors, we will be reinstating repurchases of common stock under the 2019 Repurchase Program, approved by the Board of Directors in February 2019. As of September 30, 2021, $70.2 million of the $200 million remains available for repurchases. Additionally, on October 28, 2021, our Board of Directors declared a fourth quarter 2021 cash dividend of $0.40 per common share, payable to shareholders of record as of December 20, 2021 on January 7, 2022. This marks the first dividend the Board of Directors has declared since the first quarter of 2020.

Dividends

Dividends declared and paid per share for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Dividends declared per common share	$—	$—	$—	$0.76
Dividends paid per common share	$—	$—	$—	$1.45

Stock Repurchases

We did not repurchase any shares of common stock during three and nine months ended September 30, 2021. We did not repurchase any shares during the three months ended September 30, 2020 and repurchased 459,899 shares during the nine months ended September 30, 2020. As of September 30, 2021, cumulative repurchases of stock total 1,697,597 shares at a cost of $129.8 million, with $70.2 million remaining for repurchase under the 2019 Repurchase Program.

From time to time, we also repurchase shares owned and tendered by employees to satisfy tax withholding obligations on the vesting of restricted stock awards. Shares are deemed purchased at the closing price of our common stock on the vesting date. See Part II, Item 2 for detail on this stock repurchase activity during the third quarter of 2021.

Cash Flows

In summary, our cash flows for the nine months ended September 30, 2021 and September 30, 2020 were as follows:

	Nine months ended September 30,
	2021	2020	Variance
	(In millions)
Net cash provided by operating activities	$145.6	$36.7	$108.9
Net cash provided by investing activities	7.5	5.3	2.2
Net cash (used in) provided by financing activities	(223.8)	175.1	(398.9)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(70.8)	$217.1	$(287.9)

Operating Activities

Cash provided by operating activities increased $108.9 million during the nine months ended September 30, 2021 compared to the same period of the prior year. Our net income plus the non-cash reconciling items shown in our statements of cash flows (primarily closure and impairment charges, depreciation, deferred taxes and stock-based compensation) increased $13.6 million from 2020. This was primarily due to an increase in gross profit, partially offset by an increase in G&A expenses, and the recognition of excess tax benefits on stock-based compensation, each of which was discussed in preceding sections of the MD&A. Net changes in working capital provided cash of $43.8 million during the nine months ended September 30, 2021 compared to using cash of $51.5 million during the same period of the prior year, a favorable change of $95.3 million. The favorable change in working capital was primarily due to an increase in cash from trade receivables, a favorable change in taxes payable, an increase in accrued employee compensation and benefits and the timing of marketing disbursements. As discussed under “Update on COVID-19 Pandemic Actions,” during the first nine months ended September 30, 2020, we allowed our Applebee's and IHOP franchisees to defer approximately $58 million of payments for royalty, advertising and other fees, adversely impacting our net change in working capital for that period. During the nine months ended September 30, 2021, we collected approximately $29 million in repayments of those deferrals. Taxes had a negative impact on cash from operating activities during the nine months ended September 30, 2020 due to the non-deductibilty of certain impairment charges recorded in that period.

Investing Activities

Investing activities provided net cash of $7.5 million for the nine months ended September 30, 2021. Principal receipts from notes, equipment contracts and other long-term receivables of $14.8 million and proceeds from asset sales of $0.9 million were partially offset by capital expenditures of $7.9 million. Investing activities provided net cash of $5.3 million for the nine months ended September 30, 2020. The variance between the two periods primarily was due to decreases in capital expenditures and loans to franchisees during the nine months ended September 30, 2021 compared to the same period of the prior year.

Financing Activities

Financing activities used net cash of $223.8 million for the nine months ended September 30, 2021. As discussed above under “Use of Credit Facilities,” we repaid $220.0 million borrowed from our Credit Facility. We also made payments totaling $17.5 million on long-term debt and capital lease obligations and paid $9.8 million for taxes withheld for vesting of restricted stock units. We had a net cash inflow of approximately $23.5 million related to equity compensation awards.

Financing activities provided net cash of $175.1 million for the nine months ended September 30, 2020, primarily due to borrowing of $220.0 million from our Credit Facility to increase our financial flexibility in light of current market conditions and uncertainty due to the COVID-19 outbreak. We also had a net cash inflow of approximately $17.9 million related to equity compensation awards. These financing inflows were partially offset by cash dividends paid on our common stock totaling $23.9 million, repurchases of our common stock totaling $29.9 million and repayments of finance lease obligations of $9.0 million.

Cash and Cash Equivalents

Our total cash balances as of September 30, 2021 and December 31, 2020 were are follows:

	September 30, 2021	December 31, 2020
	(In millions)
Cash and cash equivalents	$304.2	$383.4
Restricted cash, current	64.7	39.9
Restricted cash, non-current	16.4	32.8
Total	$385.3	$456.1

Cash and cash equivalents include $50.7 million and $71.6 million of cash held for gift card programs and advertising funds as of September 30, 2021 and December 31, 2020, respectively. The decrease in cash and cash equivalents between December 31, 2020 and September 30, 2021 was due to the repayment of $220.0 million discussed above under “Use of Credit Facilities,” offset by cash provided by operating activities during the nine months ended September 30, 2021.

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

	Nine months ended September 30,
	2021	2020	Variance
	(In millions)
Cash flows provided by operating activities	$145.6	$36.7	$108.9
Receipts from notes and equipment contracts receivable	8.4	8.0	0.4
Additions to property and equipment	(7.9)	(9.1)	1.2
Adjusted free cash flow	$146.1	$35.6	$110.5

Off-Balance Sheet Arrangements

We have obligations for guarantees on certain franchisee lease agreements, as disclosed in Note 15 - Commitments and Contingencies, of Notes to Consolidated Financial Statements of Part I, Item 1 of this Form 10-Q. Other than such guarantees, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K as of September 30, 2021.

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

A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2020. During the nine months ended September 30, 2021, there were no significant changes in our critical accounting policies or in our critical accounting estimates.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

The following change from the information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 took place during the nine months ended September 30, 2021:

Interest Rate Risk

We are only exposed to interest rate risk on borrowings we make under our Credit Facility, borrowings from which are subject to variable interest rates. As of September 30, 2021, we have no borrowings outstanding under the Credit Facility and currently are not exposed to interest rate risk.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Company
Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Approximate dollar value of shares that may yet be purchased under the plans or programs (b)
July 5, 2021 - August 1, 2021	946	$83.27	—	$70,200,000
August 2, 2021 - August 29, 2021	533	73.69	—	$70,200,000
August 30, 2021 - October 3, 2021	283	79.28	—	$70,200,000
	1,762	$79.73	—	$70,200,000
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

Dine Brands Global, Inc. (Registrant)

Dated:	4th day of November, 2021	By:	/s/ John W. Peyton
John W. Peyton Chief Executive Officer (Principal Executive Officer)

Dated:	4th day of November, 2021	By:	/s/ Vance Y. Chang
Vance Y. Chang Chief Financial Officer (Principal Financial Officer)

Dated:	4th day of November, 2021	By:	/s/ Allison Hall
Allison Hall Chief Accounting Officer (Principal Accounting Officer)