Form 10-K
period 2021-12-31
Dine Brands Global, Inc.
filed 2022-03-02
CIK 49754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 001-15283
Dine Brands Global, Inc.
(Exact name of registrant as specified in its charter)

Delaware		95-3038279
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
450 North Brand Boulevard,
Glendale,	CA	91203-2346
(Address of principal executive offices)		(Zip Code)

(818)	240-6055
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	DIN	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2021 was $1.4 billion.
As of February 23, 2022, the Registrant had 17,067,586 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on Thursday, May 12, 2022 are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be part of this report.

DINE BRANDS GLOBAL, INC. AND SUBSIDIARIES
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2021
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

Factors that could cause actual results to differ materially from the projections, forecasts, estimates and expectations discussed in this Annual Report on Form 10-K include, among other things: uncertainty regarding the duration and severity of the ongoing COVID-19 pandemic (including the emergence of variant strains) and its ultimate impact on our business; general economic conditions; our level of indebtedness; compliance with the terms of our securitized debt; our ability to refinance our current indebtedness or obtain additional financing; our dependence on information technology; potential cyber incidents; the implementation of restaurant development plans; our dependence on our franchisees; the concentration of our Applebee’s franchised restaurants in a limited number of franchisees; the financial health of our franchisees, including any insolvency or bankruptcy; credit risks from our IHOP franchisees operating under our previous IHOP business model in which we built and equipped IHOP restaurants and then franchised them to franchisees; insufficient insurance coverage to cover potential risks associated with the ownership and operation of restaurants; our franchisees’ and other licensees’ compliance with our quality standards and trademark usage; general risks associated with the restaurant industry; potential harm to our brands’ reputation; risks of food-borne illness or food tampering; possible future impairment charges; trading volatility and fluctuations in the price of our stock; our ability to achieve the financial guidance we provide to investors; successful implementation of our business strategy; the availability of suitable locations for new restaurants; shortages or interruptions in the supply or delivery of products from third parties or availability of utilities; the management and forecasting of appropriate inventory levels; development and implementation of innovative marketing and use of social media; changing health or dietary preference of consumers; risks associated with doing business in international markets; the results of litigation and other legal proceedings; third-party claims with respect to intellectual property assets; delivery initiatives and use of third-party delivery vendors; our allocation of human capital and our ability to attract and retain management and other key employees; compliance with federal, state and local governmental regulations; risks associated with our self-insurance; natural disasters or other serious incidents; our success with development initiatives outside of our core business; the adequacy of our internal controls over financial reporting and future changes in accounting standards; and other matters in the “Risk Factors” section of this Annual Report on Form 10-K for the fiscal year ended December 31, 2021, many of which are beyond our control.

Fiscal Year End

We have a 52/53 week fiscal year ending on the Sunday nearest to December 31 of each year. For convenience, in this Annual Report on Form 10-K, we refer to all fiscal years as ending on December 31 and all interim fiscal quarters as ending on March 31, June 30 and September 30 of the respective fiscal year. There were 52 calendar weeks in our 2021 fiscal year that ended January 2, 2022. There were 53 calendar weeks in our 2020 fiscal year that ended January 3, 2021 and our fiscal 2020 fourth quarter contained 14 calendar weeks. There were 52 calendar weeks in our 2019 fiscal year that ended on December 29, 2019.

PART I

Item 1.    Business
Dine Brands Global, Inc.®, together with its subsidiaries (referred to as the “Company,” “Dine Brands Global,” “we,” “our” and “us”), owns, franchises and operates the Applebee's Neighborhood Grill + Bar® (“Applebee's”) concept in the bar and grill segment within the casual dining category of the restaurant industry and owns and franchises the International House of Pancakes® (“IHOP”) concept in the family dining category of the restaurant industry. References herein to Applebee's® and IHOP® restaurants are to these two restaurant concepts, whether operated by franchisees, area licensees and their sub-licensees or by us. As of December 31, 2021, the substantial majority of our 3,431 restaurants across both brands were franchised. We believe this highly franchised business model requires less capital investment and general and administrative overhead, generates higher gross profit margins and reduces the volatility of adjusted free cash flow performance, as compared to a business model based on owning a significant number of company-operated restaurants.
We generated revenue during the year ended December 31, 2021 from five operating segments, comprised as follows:
•Our two franchise operations (each a separate operating segment) - primarily royalties, advertising fees and other income from 1,611 Applebee’s franchised restaurants and 1,751 IHOP franchised and area licensed restaurants;
•Rental operations - primarily rental income derived from lease or sublease agreements covering 598 IHOP franchised restaurants and two Applebee’s franchised restaurants;
•Financing operations - primarily interest income from approximately $33 million of receivables for equipment leases and franchise fee notes generally associated with IHOP franchised restaurants developed before 2003 and approximately $15 million of notes receivable from franchisees; and
•Company restaurant operations - retail sales from 69 Applebee's company-operated restaurants.
Most of our revenue is derived from domestic sources within these five operating segments, with approximately 71% of our total revenues for the year ended December 31, 2021 being generated from our two franchise operating segments. Internationally, our restaurants are in 15 countries and two United States territories at December 31, 2021. Revenue derived from all international operations comprised less than 2% of total consolidated revenue for the year ended December 31, 2021. At December 31, 2021, there were no long-lived assets located outside of the United States. See Note 18 - Segment Reporting, of the Notes to the Consolidated Financial Statements, included in this report for additional segment information.
COVID-19 Pandemic
In March 2020, the World Health Organization (“WHO”) declared a global pandemic related to the outbreak of a novel strain of coronavirus, designated “COVID-19.” Initially, federal, state, local and international governments reacted to the COVID-19 pandemic by encouraging or requiring social distancing, instituting shelter-in-place orders, and requiring, in varying degrees, reduced operating hours, restaurant dine-in and/or indoor dining limitations, capacity limitations or other restrictions that largely limited restaurants to off-premise sales (take-out and delivery) in the early stages of the pandemic, particularly from the second week of March 2020 until May 2020. As infection rates from the initial outbreak declined, domestic governmental entities slowly began to relax restrictions, and the degree of relaxation varied by individual geographic area. Restaurants allowed to re-open were largely limited to occupancy of 50% or less of capacity during the period from May 2020 to March 2021. As vaccines became widely available and incidents of infection continued to decrease, many restrictions on domestic restaurant operations were removed, such that by June 2021, 98% of domestic IHOP and Applebee's restaurants and 8% of international restaurants were operating without government-mandated restrictions. As of December 31, 2021, 99% of domestic IHOP and Applebee's restaurants and 32% of international restaurants were operating without government-mandated restrictions. Throughout the pandemic, we and our franchisees instituted and continue to maintain operational procedures to protect the health and foster the confidence of employees and guests at the restaurants.
The operating status of our restaurants continues to face uncertainty as governmental authorities modify existing restrictions or implement new restrictions on restaurant operations in response to changes in the number of COVID-19 infections and the emergence of variant strains of the virus in their respective jurisdictions. We and our franchisees continue to monitor developing health authority recommendations and regulatory requirements.
The impact of the COVID-19 pandemic on our results of operations and liquidity is discussed in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

Our Goal
Our goal is to accelerate profitable growth and create significant value for stockholders and franchisees.
Our Strategic Priorities
To build value, we seek to maximize our business by focusing on these key strategic priorities:
•Evolve strong brands and drive same-restaurant sales, traffic and system sales growth;
•Facilitate franchisee restaurant development; and
•Maintain strong financial discipline.
Our fundamental approach to brand building centers on a strategic combination of initiatives to continually innovate and evolve our existing brands as well as explore investments in or acquisitions of new concepts. We intend to leverage our significant scale and our franchise business model to drive robust margins and cash flows. We are actively supporting our brands with focused teams that are responsible and accountable at the brand level to drive strong performance. In partnership with our franchisees, significant investments have been made and will continue to be made in marketing across traditional and digital channels to drive traffic to our restaurants. We are placing greater emphasis on quantitative analytics to leverage our favorable guest dynamics. We are investing in technology to create more ways for customers to access our brands and in growth platforms such as online ordering, off-premise business and delivery. We will continue to focus on generating strong adjusted free cash flow and returning a portion of it to stockholders through quarterly cash dividends and repurchases of our common stock taking into consideration COVID-related changes to business conditions. We will continue to reevaluate our capital allocation strategy to maximize long-term stockholder return. Our business strategy includes evaluating the addition of new brands to our restaurant portfolio through mergers and acquisitions.
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
The first restaurant in what became the Applebee’s chain opened in 1980 in Decatur, Georgia. Applebee's International, Inc, (“AII”) became a public company in 1989, comprised of 100 restaurants. In November 2007, we completed the acquisition of AII, which comprised 1,455 franchised restaurants and 510 company-operated restaurants at the time of the acquisition. We subsequently refranchised all Applebee's company-operated restaurants and were 100% franchised until we acquired 69 restaurants from a former Applebee's franchisee in December 2018.
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
We strive to provide genuine and neighborly service, appetizers, drinks and entrees and limited-time offers. Our menu features a selection of grill and bar fare, such as appetizers, bar snacks, burgers, pasta entrees and lighter fare, as well as cocktails, beers and desserts. During the current global pandemic, we continue to enhance our very popular “Eatin’ Good in the Neighborhood” positioning while providing safe and sanitary dining options whether in limited indoor or outside seating or To

Go. Applebee's offers online ordering via web and a mobile app for Carside To Go pick up options or Applebee’s Delivery with no-contact options and new tamper-proof packaging. We also contract with all major delivery service providers, such as DoorDash, Uber Eats and GrubHub, providing multiple options for our guests to continue to enjoy Applebee’s at home during this challenging time. Applebee's also opened our first ghost kitchens (small kitchens with no store-front presence, used to fill online orders) in 2020 to further expand our delivery options and reach even more of our customers at home. We began offering catering, a third component of our off-premise options, as a national program in 2019, and plan to continue expansion of our catering offerings to align with the needs of our customers as larger events with catering needs are anticipated to become more frequent as COVID-19 infection rates decline.
As of December 31, 2021, 49 franchise groups (31 domestic and 18 international) operated 1,611 Applebee’s franchise restaurants. We operated 69 Applebee's restaurants acquired from a former franchisee in December 2018. Applebee's restaurants were located in 49 states within the United States, two United States territories and 11 countries outside of the United States. The June 2021 issue of Nation's Restaurant News reported that Applebee's was the fourth largest restaurant system in the casual dining category in terms of United States system-wide sales during 2020.
IHOP
We franchise restaurants in the family dining category of the restaurant industry under the names IHOP and International House of Pancakes. IHOP restaurants feature full table service and high quality, moderately priced food and beverage offerings in an attractive and comfortable family atmosphere. Although the restaurants are best known for their award-winning pancakes and putting an unexpected twist on “all things breakfast, any time of the day,” IHOP is committed to accelerating growth through menu innovation, day-part expansion, off-premise initiatives and development. Focused on meeting the needs of today’s guest, IHOP leverages industry analytics and brand-specific insights to help effectively drive positive behaviors, including increased frequency of visit and average check.
IHOP restaurants are open throughout the day and evening hours. As of December 31, 2021, approximately 26% of IHOP restaurants operate 24 hours a day, seven days a week, with 68 additional restaurants operating 24 hours a day for some portion of the week. In comparison, approximately 45% of IHOP restaurants operated 24 hours a day, seven days a week, with 245 additional restaurants operating 24 hours a day for some portion of the week as of December 31, 2019, the last fiscal year end prior to the COVID-19 pandemic. Operating hours remain affected by varying dine-in restrictions mandated by federal, state, local and international jurisdictions in which the restaurants are located, as well as by recent labor challenges and staffing shortages experienced by franchisees.

We announced the most comprehensive remodel program in our brand’s history, “Rise ‘N’ Shine,” in late 2015. Since starting the program in 2016, our domestic franchisees have remodeled over 1,175 of their restaurants. Including new restaurants opened in the past six years, more than 86% of our domestic IHOP franchise restaurants reflect the new, contemporary look. In light of the COVID-19 pandemic, we allowed franchisees to defer their 2021 and 2020 unit remodel obligations, but nevertheless franchisees still completed 24 remodels in 2021.

We remain committed to giving more people, more reasons to enjoy more IHOP, more often. Placing an emphasis on building its IHOP ‘N’ Go business, IHOP offers an online ordering platform, a mobile app, and a national delivery program with leading service providers including DoorDash, Uber Eats and GrubHub. In 2021, our off-premise business sustained significantly elevated volume compared to pre-pandemic volumes. We now offer delivery directly through our website and mobile app at close to 100% of our restaurants, as well as Curbside Pickup options. We believe the convenience of take-out and delivery will remain appealing to our guests even as dining room restrictions are eased around the world. Additionally, we implemented several measures to enhance our in-restaurant health safety and sanitation operational procedures in order to protect the health and foster the confidence of employees and guests at the restaurants.
As of December 31, 2021, 289 franchise groups (270 domestic, 19 international) operated 1,751 IHOP franchise and area license restaurants. These restaurants were in all 50 states within the United States, in the District of Columbia, in two United States territories and in seven countries outside of the United States. We no longer operate any company-owned IHOP restaurants on a permanent basis, but we may operate, on a temporary basis until refranchised, IHOP restaurants that we reacquire for a variety of reasons from IHOP franchisees. There were no such reacquired restaurants at December 31, 2021. The June 2021 issue of Nation's Restaurant News reported that IHOP was the largest restaurant system in the family dining category in terms of United States system-wide sales during 2020.
See Item 2 - Properties, for the geographic location of all Applebee’s and IHOP restaurants.

Franchising

Franchisee Relationships

We highly value good relationships with our IHOP and Applebee's franchisees and strive to maintain positive working relationships with them. For several years, IHOP and Applebee’s franchisees have participated in Company-sponsored advisory groups. These groups provide a forum for franchisees to share demonstrated best practices, offer counsel and review successful strategies, while working side-by-side with management of the Applebee's and IHOP brands. Applebee’s sponsors its Franchise Business Council (“FBC”), which consists of eight elected franchisee representatives and three Applebee's representatives. IHOP sponsors its Franchise Leadership Council (“FLC”), an elected and appointed body of 12 IHOP franchisees. The Applebee's FBC and the IHOP FLC assist Applebee's and IHOP senior management in key areas of the business and strategy, including brand marketing, operations, restaurant development, information technology, menu, and innovation.
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

In limited instances, we have agreed to accept reduced royalties and/or lease payments from franchisees or have provided other accommodations to franchisees for specified periods of time to assist them in either establishing or reinvigorating their businesses. For example, in response to the impact of the COVID-19 pandemic, we allowed our franchisees to defer their development obligations for up to 15 months. We also offered Applebee's franchisees the opportunity to defer payment of their royalty, advertising and other fees, and IHOP franchisees the opportunity to defer payment of their royalty, advertising, equipment rent and sublease rent payments, primarily for the months of March and April 2020. From time to time, we may also offer reduced or eliminated initial franchise fees, key money grants, and periods of reduced royalties as development incentives to encourage the development of new restaurants.

We have the contractual right, subject to applicable law, to terminate a development and franchise agreement for a variety of reasons, such as a franchisee’s failure to make required payments when due, failure to timely develop restaurants and failure to adhere to specified brand policies and standards.
Advertising Fees
The Applebee's franchise agreements generally require domestic franchisees of Applebee's restaurants to (i) contribute 3.25% of their gross sales to a national advertising fund, which funds the development of national promotions, television and radio commercials, print advertising materials and digital marketing and (ii) spend at least 0.5% of their gross sales on local marketing and promotional activities. Under the current Applebee's franchise agreements, we have the ability to increase the amount of the required combined contribution to the national advertising fund and the amount required to be spent on local marketing and promotional activities to a maximum of 5% of gross sales. Virtually all domestic Applebee’s franchisees have either entered into an amendment to their franchise agreements to increase their contribution to the Applebee's national advertising fund (the “Applebee’s NAF”) or entered into new franchise agreements in connection with renewals setting forth the current advertising contribution requirements. Virtually all franchisees who entered into amendments agreed to an incremental temporary increase in the national advertising contribution rate to 4.25% through December 31, 2022, with no requirement that franchisees spend on local marketing during that time.
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
In 2014, we and franchisees whose restaurants account for a large majority of total annual contributions to the IHOP NAF entered into franchise agreement amendments that increased the advertising contribution percentage of those restaurants' gross sales. Pursuant to the amendment, for the period from January 1, 2015 to December 31, 2017, 3.50% of each participating restaurant's gross sales was contributed to the IHOP NAF with no significant contribution to local advertising cooperatives required. The amended advertising contribution percentage also was applicable to all new franchise agreements and to IHOP company-operated restaurants open at the time. In 2016, we and franchisees whose restaurants account for a large majority of total annual contributions to the IHOP NAF extended this additional contribution through 2022, and in 2022 it was further extended through 2027. The current IHOP franchise agreements generally provide for advertising fees comprised of (i) a local advertising fee equal to 0% of gross sales under the franchise agreement, and (ii) a national advertising fee equal to 3.5% of weekly gross sales under the franchise agreement. Commencing on January 1, 2028, the local advertising fee and the national advertising fee are subject to change.
The Company temporarily discontinued the national advertising programs of both brands in March 2020 due to uncertainty related to the COVID-19 pandemic; however, both brands returned to national media advertising in July 2020.
IHOP Area License Agreements
We have entered into four long-term area license agreements for IHOP restaurants covering the state of Florida and certain counties in the state of Georgia, the province of British Columbia, Canada, the country of Pakistan and certain countries or islands in the Caribbean, including Aruba, Bonaire and Curacao (ABC Islands), Bahamas, Barbados, Guyana, Jamaica, St.

Lucia, St. Maarten and Trinidad & Tobago. The area license agreements provide the licensees with the right to develop and franchise new IHOP restaurants in their respective territories and provide for royalties ranging from 1.0% to 5.5% of gross sales and advertising fees ranging from 0.25% to approximately 2.0% of gross sales. During 2014, the advertising fee contribution provisions of the Florida area license agreement were amended for the period through December 31, 2017 on substantially similar terms as the franchise agreement amendment described above and such amendments were subsequently extended through 2022. We also derive revenues from the sale of proprietary products to these area licensees and, in certain instances, to their sub-franchisees. Revenues from our area licensees are included in franchise operations revenues.
As of December 31, 2021, the area licensee for the state of Florida and certain counties in Georgia operated or sub-franchised a total of 148 IHOP restaurants. The area licensee for the province of British Columbia, Canada operated or sub-franchised a total of eight IHOP restaurants. The area licensee for the country of Pakistan opened its first franchise IHOP restaurant in 2020 and may begin to sub-license restaurants once a required number of franchise restaurants have been opened. The area licensee for the Caribbean also may begin to sub-license restaurants once a required number of franchise restaurants have been opened. The area license for British Columbia expires in 2026; the area license for Pakistan expires in 2047; the area license for the Caribbean expires after the year 2042, with the date of expiration changing depending on the number of qualified restaurant openings and closures by such licensee; and the area license for Florida and Georgia expires after the year 2100, with the date of expiration changing depending on the number of qualified restaurant openings and closures by such licensee.

Other Franchise-related Revenues and Fees

Approximately 90% of franchise segment revenue for the year ended December 31, 2021 consisted of Applebee's and IHOP royalties and advertising revenue. Most of the remaining 10% consisted of sales of proprietary products (primarily IHOP pancake and waffle dry mix), initial franchise and renewal fees and software maintenance and support fees. Depending on circumstances, we may seek to recover a portion of any royalties and fees lost due to early termination of a franchise agreement; however, not all franchise restaurant closures necessarily result in our receipt of such fees.
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
As of December 31, 2021, we had signed commitments from IHOP franchisees to build 387 IHOP restaurants over the next nine years, comprised of 98 restaurants under single restaurant or non-traditional development agreements, 135 restaurants under domestic multi-restaurant development agreements and 154 restaurants under international development agreements. We also have signed option agreements to build an additional 17 restaurants over the next 11 years, primarily under domestic multi-restaurant development agreements. As of December 31, 2021, we had signed commitments from Applebee's franchisees for the opening of approximately 20 international restaurants over the next nine years and we are beginning to re-establish Applebee's domestic development pipeline. Developers’ level of compliance with development obligations varies per year and could change; therefore, the number of signed commitment and/or development agreements in place at any given time may not be a reliable indicator of future development activity. In light of the COVID-19 pandemic, we allowed franchisees to defer their 2020 development obligations for up to 15 months.

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
Composition of Franchise Systems

As of December 31, 2021, 31 Applebee’s franchisees owned a total of 1,509 domestic Applebee's restaurants. The number of domestic restaurants held by a single franchisee ranged from one restaurant to 441 restaurants. As of December 31, 2021, 18 franchisees owned a total of 102 international Applebee's restaurants. The number of international restaurants held by a single franchisee ranged from one restaurant to 19 restaurants. Our five largest Applebee’s franchisees owned 53% of the total 1,611 Applebee's franchise restaurants.

As of December 31, 2021, 270 franchisees owned a total of 1,657 domestic IHOP restaurants, including 108 franchisees that each owned one restaurant. The largest single IHOP franchisee owned 272 domestic restaurants. As of December 31, 2021, 19 franchisees owned a total of 94 international IHOP franchise restaurants. The number of international restaurants held by a single franchisee ranged from one restaurant to 15 restaurants. Our five largest IHOP franchisees owned 30% of the total 1,751 IHOP franchise restaurants.
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
From time to time, we also may reacquire a small number of restaurants from franchisees for a variety of reasons. Historically, we have been able to refranchise these restaurants quickly to new franchisees. When reacquired restaurants are not refranchised quickly, we typically operate the reacquired restaurants until they can be refranchised. These temporarily reacquired restaurants may require investments in remodeling and rehabilitation before they can be refranchised. As a result, a reacquired restaurant may incur operating losses for some period of time. There were no such reacquired restaurants at December 31, 2021.
Supply Chain
In February 2009, Centralized Supply Chain Services, LLC (“CSCS” or the “Co-op”), an independent cooperative entity, was formed by us and franchisees of Applebee's and IHOP domestic restaurants. CSCS has been appointed as the sole authorized purchasing organization and purchasing agent for goods, equipment and distribution services for Applebee's and IHOP restaurants in the United States. As of December 31, 2021, 100% of Applebee's domestic franchise restaurants and 99.8% of IHOP domestic franchise restaurants were members of CSCS.
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
Applebee's competes in the casual dining segment against national and multi-state restaurant chains such as Buffalo Wild Wings, Olive Garden, Chili's Grill & Bar, Texas Roadhouse and Outback Steakhouse, among others, as well as fast-casual and quick service restaurant chains. In addition, there are many independent restaurants across the country in the casual dining segment. The June 2021 issue of Nation's Restaurant News reported that Applebee's was the fourth largest restaurant system in the casual dining category in terms of United States system-wide sales during 2020.
IHOP competes in the family dining segment against national and multi-state restaurant chains such as Denny's, Cracker Barrel Old Country Store, Golden Corral, Waffle House and Bob Evans Restaurants. IHOP also faces competition from fast-casual and quick service restaurant chains that serve breakfast. In addition, there are many independent restaurants and diners across the country in the family dining segment. The June 2021 issue of Nation's Restaurant News reported that IHOP was the largest restaurant system in the family dining category in terms of United States system-wide sales during 2020.
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
Trademarks and Service Marks
We and our affiliates have registered or submitted registrations for certain trademarks and service marks with the United States Patent and Trademark Office and various international jurisdictions, including “Dine Brands Global®.” We own trademarks and service marks used in the Applebee's system, including various logos and the trademarks “Applebee's®,” “Applebee's Neighborhood Grill + Bar®” and variations of each. In addition, we own trademarks and service marks used in the IHOP system, including various logos and the trademarks “IHOP®,” “International House of Pancakes®” and variations of each.
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
Seasonality
We do not consider our operations to be seasonal to a material degree. We may experience a slight increase in system-wide sales in the first quarter of our fiscal year due to redemptions of gift cards sold during the preceding December holiday season. In terms of average sales over the five-year time period covering 2016 to 2021, excluding the year 2020, 25% of our annual system-wide sales (retail sales reported to us by our franchisees plus sales at our company-operated restaurants) occurred in the first, second and fourth quarters of the fiscal year, with 24% occurring in the third quarter (Note: does not add to 100% due to rounding). The 2020 time period was excluded in the five-year average above due to distortions caused by COVID-19 pandemic in that year. Sales at restaurants owned by franchisees are not attributable to the Company.
Government Regulation
We are subject to regulation by the Federal Trade Commission (“FTC”) and a number of foreign and state laws that regulate the offer and sale of franchises. We also are subject to a number of foreign and state laws that regulate substantive aspects of the franchisor-franchisee relationship. The FTC's Trade Regulation Rule on Franchising, as amended (the “FTC Rule”), requires us to furnish to prospective domestic franchisees a Franchise Disclosure Document containing information prescribed by the FTC Rule unless an exemption applies.
State laws that regulate the offer and sale of franchises and the franchisor-franchisee relationship presently exist in a number of states and some of these laws require registration of the franchise offering with state authorities. Those states that regulate the franchise relationship generally require that the franchisor deal with its franchisees in good faith, prohibit interference with the right of free association among franchisees, limit the imposition of unreasonable standards of performance on a franchisee and regulate discrimination against franchisees with respect to charges, royalty fees or other fees. Although such laws may restrict a franchisor in the termination and/or non-renewal of a franchise agreement by, for example, requiring “good cause” to exist as a basis for the termination and/or non-renewal, advance notice to the franchisee of the termination or non-renewal, an opportunity to cure a default and a repurchase of inventory or other compensation upon termination, these provisions have not historically had a significant effect on our business.
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

We are also subject to laws and regulations, which may vary from jurisdiction to jurisdiction, relating to nutritional content and menu labeling. In recent years, there has been an increased legislative, regulatory and consumer focus at the federal, state and municipal levels on the food industry including nutrition and advertising practices. Restaurants operating in the quick-service and fast-casual segments have been a particular focus. In addition to the United States Food and Drug Administration’s menu labeling requirements for restaurants requiring that chain restaurants include calorie information on their menus or make other nutritional information available, a number of other jurisdictions around the United States have adopted regulations related to disclosure of other information, such as sodium content, and imposing requirements for children's menus. Initiatives in the area of nutrition disclosure or advertising, such as requirements to provide information about the nutritional content of our food, may result in increased costs of compliance with the requirements and may also change customer buying habits in a way that adversely impacts our sales. For further information regarding governmental regulation, see Item 1A, Risk Factors.
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
We maintain six Team Member Resource Groups (TMRGs) as part of our diversity and inclusion efforts. TMRGs are team member-led, self-directed, voluntary groups, each sponsored by a member of our Executive team, that offer internal networking opportunities, career development, expand our innovation and problem solving and in general, act as a vehicle to enhance diversity and inclusion.
We assess our culture and listen to our workforce through periodic employee engagement surveys. Numerous policy changes have been made or been influenced by the feedback we receive from our employees. Some recent examples of these changes include our new flexible hybrid work schedule, which offers increased flexibility for our restaurant support center employees, and our COVID-19 vaccination policy, which protects the health and safety of our employees.
We believe in accountability that starts with our leadership and extends to all of our team members. Our Chief Executive Officer, John W. Peyton, has taken the CEO Action for Diversity and Inclusion pledge. Substantially all our restaurant support center team members as well as our Board members have undertaken a comprehensive diversity and inclusion training seminar.
As of December 31, 2021, we had 3,521 employees, of whom 3,008 were employees of our company-owned restaurants and 513 were corporate employees at our restaurant support centers or in the field. Of our corporate employees, 60% are male and 40% are female, while 59% are white and 41% are people of color. Approximately 81% of our corporate employees are salaried, with 19% paid hourly.

Of our company owned restaurant employees, 59% are female and 41% are male, while 52% are people of color and 48% are white. Nearly 93% of our company-owned restaurant employees are paid on an hourly basis, while certain restaurant and operations management and corporate positions are salaried. We employ both full-time and part-time restaurant employees in order to provide the flexibility necessary during peak periods of restaurant operations and meet the individual needs of our employees. Our employees are not presently represented by any collective bargaining agreements and we have not experienced any significant work stoppages. We believe our relations with employees are good. Our franchisees are independent business owners and their employees are not our employees. Therefore, their employees are not included in our employee count.
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

We and our franchisees have been and could further be adversely affected by government restrictions on public gatherings; shelter-in-place orders; and limitations on operations of restaurants, including dine-in restrictions, mandatory or voluntary closures or restrictions on hours of operations. As of December 31, 2021, 99% of domestic IHOP and Applebee's restaurants and 32% of international restaurants were operating without government-mandated restrictions. However, the operating status of our restaurants continues to face uncertainty as governmental authorities modify existing restrictions or implement new restrictions on restaurant operations in response to changes in the number of COVID-19 infections and the emergence of variant strains of the virus in their respective jurisdictions .

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
Our level of indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under our debt. As of December 31, 2021, certain of our indirect, wholly-owned subsidiaries had approximately $1.3 billion of long-term debt. In addition, we had approximately $0.5 billion in operating lease, finance lease and other financing obligations as of December 31, 2021. We may incur substantial additional indebtedness in the future. If new debt is added to our current debt levels, the related risks that we now face could increase. Our level of indebtedness and the financial and other restrictive covenants in our indebtedness could have important consequences to our financial health. For example, it could:

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
•subject us to risks associated with rising interest rates and uncertainty related to the phase-out of the London Interbank Offered Rate (LIBOR) and the use of alternate benchmark interest rates; and
•result in an event of default if we fail to satisfy our obligations under our debt or fail to comply with the financial and other restrictive covenants contained in our debt documents, which event of default could result in all of our debt becoming immediately due and payable and could permit certain of our lenders to foreclose on our assets securing such debt.

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

Our delivery initiatives and use of third-party delivery vendors subjects us and our franchisees to a variety of risks related to the delivery of our products by third parties and may not generate expected returns. There can be no assurance that delivery vendors will not take actions that could have a material adverse effect on our brands and/or subject us to increased litigation and costs. Our delivery initiatives also introduce new operating procedures to our and our franchisees’ restaurants, which could adversely affect the business, brands, and the experience of our guests.

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

Development initiatives outside our core business could negatively impact our brands. Our business expansion into virtual brands, non-traditional restaurant formats, including restaurants with a smaller footprint, restaurants located in non-traditional locations and restaurants that operate on a delivery-only and/or ghost kitchen basis, could create new risks to our brand and reputation.

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

Changes in tax laws and unanticipated tax liabilities could adversely affect our financial results. We are subject to income and other taxes in the United States and foreign jurisdictions. Any significant changes in U.S. or foreign laws and related authoritative interpretations could affect our tax expense and profitability. We are also impacted by the outcome of tax audits, which could have a material effect on our results of operations and cash flows in the period or periods for which that determination is made. In addition, our effective income tax rate and our results may be impacted by our ability to realize deferred tax benefits and any increases or decreases of our valuation allowance applied to our deferred tax assets.

Declines in our financial performance have resulted in and could result in future impairment charges.   United States generally accepted accounting principles (“U.S. GAAP”) require annual (or more frequently if events or changes in circumstances warrant) impairment tests of goodwill, intangible assets and other long-lived assets. Generally speaking, if the carrying value of the asset is in excess of the estimated fair value of the asset, the carrying value will be adjusted to fair value through an impairment charge. Fair values of goodwill and intangible assets are primarily estimated using discounted cash flows based on five-year forecasts of financial results that incorporate assumptions including, among other things, same-restaurant sales trends, future development plans, brand-enhancing initiatives, restaurant closures and an appropriate discount rate. Fair values of long-lived tangible assets are primarily estimated using discounted cash flows over the estimated useful lives of the assets. Significant underachievement of forecasted results or changes in the discount rate assumption could reduce the estimated fair value of these assets below the carrying value, requiring non-cash impairment charges to reduce the carrying value of the asset. In the second quarter of 2020, as a result of performing the interim quantitative test, we recognized an impairment of Applebee's goodwill of $92.2 million, an impairment of Applebee's tradename of $11.0 million and an impairment of various long-lived assets of $17.2 million. As of December 31, 2021, our total stockholders' deficit was $242.8 million. Any significant impairment write-down of goodwill, intangible assets or long-lived assets in the future could increase the stockholders' deficit. Repurchases of our common stock will also increase the stockholders' deficit. While such a deficit balance does not create an event of default in any of our contractual agreements, the negative perception of such a deficit could have an adverse effect on our stock price and could impair our ability to obtain new financing, or refinance existing indebtedness on commercially reasonable terms or at all.

Failure to meet investor and stakeholder expectations regarding environmental, social and corporate governance (ESG) matters may damage our reputation. There is an increasing focus from certain investors, customers, consumers, employees and other stakeholders concerning ESG matters. Additionally, public interest and legislative pressure related to public companies’ ESG practices continue to grow. If our ESG practices fail to meet investor, customer, consumer, employee or other stakeholders’ evolving expectations and standards for responsible corporate citizenship in areas including environmental stewardship and animal welfare, Board of Directors and employee diversity, human capital management, corporate governance and transparency, our reputation, brand, appeal to investors and employee retention may be negatively impacted, which could have a material adverse effect on our business or financial condition.

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
•challenges in the general labor market and our franchisees' ability to maintain adequate staffing of restaurants;
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

Additionally, our franchise agreements have expiration dates.  Upon expiration, franchisees are generally offered new franchise agreements in order to extend the franchise relationship.  We or the franchisee may or may not elect to enter into these successor franchise agreements based on a number of factors, including a failure to meet our criteria, lack of interest by either party and/or the inability of franchisees to enter into successor franchise agreements.  It is expected that, in the ordinary course of business, some franchise agreements will expire without successor franchise agreements.  As our franchise portfolio matures with initial franchise agreements that are successfully renewed being replaced with renewal or successor franchise agreements, we generally expect to see a larger number of franchise agreements coming up for renewal on an annual basis due to the fact that the duration of renewal agreements is less than the duration of initial franchise agreements. We continue to have a substantial number of franchise agreements set to expire for both brands, including for IHOP in 2024 through 2028. We cannot ensure that renewal or successor franchise agreements or extensions will be entered into once the current term expires.  This may result in reduced royalties and other payments due to a decrease in the number of restaurants operating under our brands.

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
Concentration of Applebee's franchised restaurants in a limited number of franchisees subjects us to greater risk.  As of December 31, 2021, Applebee's franchisees operated 1,509 Applebee's restaurants in the United States. Of those restaurants, the ten largest Applebee's franchisees owned 1,158 restaurants, representing 77% of all franchised Applebee's restaurants in the United States. The largest Applebee's franchisee owned 441 restaurants, representing 29% of all franchised Applebee's restaurants in the United States. The concentration of franchised restaurants in a limited number of franchisees subjects us to a potentially higher level of risk with respect to such franchisees because their obligations to us, including financial obligations, are greater as compared to those franchisees with fewer restaurants. The risk associated with these franchisees is also greater where franchisees are the sole or dominant franchisee for a particular region of the United States, as is the case for most domestic Applebee's franchised territories. In particular, if any of these franchisees experience financial or other difficulties, the franchisee may default on its obligations under multiple franchise agreements, notes receivable or other agreements, including payments to us and the maintenance and improvement of its restaurants. From time to time, we may work with our franchisees who are experiencing financial difficulties to assess and address their financial health and their ability to satisfy their financial obligations to us. In certain of these situations, we may agree to alternative arrangements with franchisees for the payment of amounts due to us under our franchise and other agreements. We cannot assure you that these arrangements will be successful, nor can we assure you that they will result in us receiving all or any of the amounts due to us under our franchise agreements, notes receivable and other agreements. Any franchisee that owns and operates a significant number of Applebee's restaurants and fails to comply with other obligations under the franchise agreement, such as those relating to the quality and preparation of food and maintenance of restaurants, could cause significant harm to the Applebee's brand and subject us to claims by consumers even if we are not legally liable for the franchisee's actions or failure to act. Development rights for Applebee's restaurants are also concentrated among a limited number of existing franchisees. If any of these existing franchisees experience financial difficulties, future development of Applebee's restaurants may be materially adversely affected.

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

We are subject to credit risk from our IHOP franchisees operating under our Previous IHOP Business Model, and a default by these franchisees may negatively affect our cash flows. Prior to 2003, new IHOP restaurants were generally developed by us, and we were involved in all aspects of the construction and financing of the restaurants. We typically identified and leased or purchased the restaurant sites for new company-developed IHOP restaurants, built and equipped the restaurants and then franchised them to franchisees. In addition, we typically financed as much as 80% of the franchise fee for periods ranging from five to eight years and leased the restaurant and equipment to the franchisee over a 25-year period. Therefore, in addition to franchise fees and royalties, the revenues received from an IHOP franchisee operating under the Previous IHOP Business Model may include, among other things, lease or sublease rents for the restaurant property building, rent under an equipment lease and interest income from the financing arrangements for the unpaid portion of the franchise fee under the franchise notes. If any of these IHOP franchisees were to default on their payment obligations to us, we may be unable to collect the amounts owed under the building property lease/sublease agreement and our notes and equipment contract receivables, as well as outstanding franchise royalties. The additional amounts owed to us by each of these IHOP franchisees subject us to greater credit risk and defaults by IHOP franchisees operating under our Previous IHOP Business Model and may negatively affect our cash flows. Of the 1,657 IHOP domestic franchise and area license restaurants as of December 31, 2021, approximately 600 restaurants have property lease/sublease agreements and/or notes and equipment contract obligations outstanding.

We and our franchisees are subject to potential losses that may not be covered by insurance. We and our franchisees may have insufficient insurance coverage to cover all of the potential risks associated with the ownership and operation of restaurants. We and our franchisees may have insufficient funds to cover future unanticipated increases in insurance premiums or losses that are not covered by insurance. Certain extraordinary hazards may not be insurable and insurance may not be available (or may be available only at prohibitively expensive rates) with respect to many other risks. Moreover, there is no assurance that any loss incurred will not exceed the limits on the policies obtained, or that claim payments on such policies will be received on a timely basis. Further, there can be no assurance that any such payments, even if obtained on a timely basis, will prevent losses to franchisees or enable timely franchise payments. Accordingly, in cases in which a franchisee experiences increased insurance premiums or must pay out-of-pocket claims, the franchisee may not have the funds necessary to make franchise and other payments to us, and franchisees may be unable to perform other obligations under their franchise agreements.

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
•declines in comparable restaurant sales growth rates due to: (i) failure to meet or adequately adapt to changing customer expectations for food type, quality and taste, or to innovate and develop new menu items to retain existing customers and attract new customers; (ii) competitive intrusions in our markets, including competitive pricing initiatives and day-part expansion by competitors; (iii) opening new restaurants that cannibalize the sales of existing restaurants; (iv) failure of national or local marketing to be effective; and (v) natural or man-made disasters or adverse weather conditions;
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
•the highly competitive nature of the restaurant and related industries with respect to, among other things: (i) price, service, location, personnel and the type and quality of food; (ii) the trend toward convergence in grocery, deli, retail and restaurant services, as well as the continued expansion of restaurants into the breakfast day-part; (iii) the entry of major market players in non-competing industries into the food services market; (iv) the decline in the price of groceries which may increase the attractiveness of dining at home versus dining out; and (v) the emergence of new or improved technologies and changes in consumer behavior facilitated by such technology;
•the inability to increase menu pricing to offset increased operating expenses; and
•failure to effectively manage further penetration into mature markets.

Factors outside our control may harm our brands' reputations.  The success of our business is largely dependent upon brand recognition and the strength of our franchise systems. Our and our franchisees’ continued success is directly dependent upon maintaining a favorable public view of the Applebee's and IHOP brands. Negative publicity (e.g., crime, scandal, litigation, on-site accidents and injuries or other harm to customers, social issues and food-borne illness) at a single Applebee's or IHOP location can have a substantial negative impact on all restaurants within the Applebee's or IHOP system. Multi-unit food service businesses such as ours can be materially and adversely affected by widespread negative publicity of any type, including through social media, but particularly regarding food quality, food-borne illness, food tampering or preparation, obesity, discrimination or bias, injury or other health concerns with respect to certain foods and actions of our or our franchisees’ managers or employees, regardless of whether such claims are accurate or valid.

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

Any inability to effectively manage or forecast appropriate inventory levels may adversely affect our business. Effective management of inventory levels depends, in part, on our ability to anticipate and respond in a timely manner to changing consumer demand and preferences. From time to time, we may carry excessive inventory resulting from menu events that vary from forecasted demand which may result in financial loss to us and/or to our franchisees. Conversely, if we underestimate demand, we may experience inventory shortages, which may result in lost revenues.

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

Item 1B.    Unresolved Staff Comments.
None.

Item 2.    Properties.
The table below shows the location and ownership type of Applebee's and IHOP restaurants as of December 31, 2021:

	Applebee's (a)			IHOP (a)
	Franchise	Company	Total Applebee's	Franchise	Company	Area License		Total IHOP
United States
Alabama	30	—	30	16	—	—		16
Alaska	1	—	1	4	—	—		4
Arizona	21	—	21	42	—	—		42
Arkansas	8	—	8	15	—	—		15
California	107	—	107	222	—	—		222
Colorado	24	—	24	36	—	—		36
Connecticut	6	—	6	9	—	—		9
Delaware	12	—	12	7	—	—		7
District of Columbia	—	—	—	2	—	—		2
Florida	92	—	92	—	—	145	(b)	145
Georgia	58	—	58	82	—	3		85
Hawaii	—	—	—	5	—	—		5
Idaho	12	—	12	7	—	—		7
Illinois	36	—	36	43	—	—		43
Indiana	57	—	57	27	—	—		27
Iowa	25	—	25	11	—	—		11
Kansas	30	—	30	31	—	—		31
Kentucky	27	—	27	12	—	—		12
Louisiana	14	—	14	29	—	—		29
Maine	12	—	12	4	—	—		4
Maryland	18	—	18	51	—	—		51
Massachusetts	25	—	25	22	—	—		22
Michigan	84	—	84	28	—	—		28
Minnesota	47	—	47	8	—	—		8
Mississippi	20	—	20	13	—	—		13
Missouri	47	—	47	31	—	—		31
Montana	7	—	7	4	—	—		4
Nebraska	15	—	15	6	—	—		6
Nevada	13	—	13	24	—	—		24
New Hampshire	13	—	13	6	—	—		6
New Jersey	55	—	55	49	—	—		49
New Mexico	20	—	20	15	—	—		15
New York	98	—	98	60	—	—		60
North Carolina	1	42	43	50	—	—		50
North Dakota	11	—	11	2	—	—		2
Ohio	77	—	77	34	—	—		34
Oklahoma	12	—	12	33	—	—		33
Oregon	17	—	17	13	—	—		13
Pennsylvania	76	—	76	29	—	—		29
Rhode Island	7	—	7	5	—	—		5
South Carolina	—	27	27	30	—	—		30
South Dakota	6	—	6	2	—	—		2
Tennessee	29	—	29	35	—	—		35
Texas	89	—	89	212	—	—		212
Utah	9	—	9	21	—	—		21
Vermont	3	—	3	1	—	—		1
Virginia	49	—	49	66	—	—		66
Washington	40	—	40	32	—	—		32
West Virginia	14	—	14	8	—	—		8
Wisconsin	31	—	31	13	—	—		13
Wyoming	4	—	4	2	—	—		2
Total Domestic	1,509	69	1,578	1,509	—	148		1,657

	Applebee's (a)			IHOP (a)
	Franchise	Company	Total Applebee's	Franchise	Company	Area License		Total IHOP
International
Bahrain	1	—	1	—	—	—		—
Brazil	2	—	2	—	—	—		—
Canada	13	—	13	19	—	8	(b)	27
Dominican Republic	2	—	2	—	—	—		—
Ecuador	—	—	—	5		—		5
Egypt	1	—	1	—	—	—		—
Guam	1	—	1	2	—	—		2
Guatemala	4	—	4	—	—	—		—
India	—	—	—	2	—	—		2
Kuwait	6	—	6	—	—	—		—
Mexico	40	—	40	47	—	—		47
Pakistan	—	—	—	1	—	—		1
Panama	3	—	3	3	—	—		3
Peru	—	—	—	1		—		1
Puerto Rico	8	—	8	6	—	—		6
Qatar	7	—	7	—	—	—		—
Saudi Arabia	14	—	14	—	—	—		—
Total International	102	—	102	86	—	8		94
Totals	1,611	69	1,680	1,595	—	156		1,751

(a) The properties identified in this table generate revenue in our franchise, rental, financing and company restaurant operating segments.
(b) Of these restaurants, 22 in Florida and five in Canada have been sub-licensed by the area licensee.
Of the 1,595 IHOP restaurants operated by franchisees, 55 were located on sites owned by us, 543 were located on sites leased by us from third parties and 997 were located on sites owned or leased by franchisees. All of the IHOP restaurants operated by area licensees and 1,609 of the franchisee-operated Applebee's restaurants were located on sites owned or leased by the area licensees or the franchisees. We owned one site on which a franchisee-operated Applebee's restaurant was located and one franchisee-operated Applebee's restaurant was located on site leased by us from third parties. The 69 Applebee's restaurants we operated as of December 31, 2021 were located on sites leased by us from third parties.
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
We currently occupy our principal corporate offices and restaurant support center located in Glendale, California, under a lease expiring in April 2023. We lease approximately 20,000 square feet of office space in Leawood, Kansas, under a lease expiring in October 2031. We lease approximately 3,000 square feet of office space in Raleigh, North Carolina under a lease expiring in April 2024.

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

Holders

As of February 18, 2022, there were 357 holders of our common stock. This number does not include beneficial owners whose shares are held in street name by brokers and other nominees.

Dividends on Common Stock

Refer to Note 12 - Stockholders' Deficit, of the Notes to the Consolidated Financial Statements for information on dividends declared and paid in the fiscal years ended December 31, 2021, 2020 and 2019.

Issuer Purchases of Equity Securities

Purchases of Equity Securities by the Company
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (c)	Approximate dollar value of shares that may yet be purchased under the plans or programs (c)
October 4, 2021 – October 31, 2021(a)	122	$80.10	—	$70,200,000
November 1, 2021 – November 28, 2021(a)	8,671	$77.38	8,398	$69,500,000
November 29, 2021 – January 2, 2022(b)	53,313	$75.54	50,701	$65,700,000
Total	62,106	$75.81	59,099	$65,700,000
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

(b)  Total number of shares repurchased includes 2,612 shares owned and tendered by employees at an average price of 74.70 per share to satisfy tax withholding obligations arising upon the vesting of restricted stock awards. Shares so surrendered by the participants are repurchased by us pursuant to the terms of the plan under which the shares were issued and the applicable individual award agreements and not pursuant to publicly announced repurchase authorizations.

(c)  In February 2019, our Board of Directors approved the 2019 Repurchase Program authorizing the Company to repurchase up to $200 million of the Company's common stock. The 2019 Repurchase Program, as approved by the Board of Directors, does not require the repurchase of a specific number of shares and can be terminated at any time.

Stock Performance Graph
The graph below shows a comparison of the cumulative total stockholder return on our common stock with the cumulative total return on the Standard & Poor's 500 Composite Index and the Value-Line Restaurants Index (“Restaurants Index”) over the five-year period ended December 31, 2021. The graph and table assume $100 was invested at the close of trading on the last day of trading in 2016 in our common stock and in each of the market indices, with reinvestment of all dividends. Stockholder returns over the indicated periods should not be considered indicative of future stock prices or stockholder returns.
Comparison of Five-Year Cumulative Total Stockholder Return
Dine Brands Global, Inc., Standard & Poor's 500 and Value Line Restaurants Index
(Performance Results through December 31, 2021)

$250.00
$225.00
$200.00
$175.00
$150.00
$125.00
$100.00
$75.00
$50.00
2016
2017
2018
2019
2020
2021
Dine Brands Global, Inc.
Standard & Poor's 500
Restaurants Index

	2016	2017	2018	2019	2020	2021
Dine Brands Global, Inc.	$100.00	$71.60	$98.32	$126.08	$91.30	$119.98
Standard & Poor's 500	100.00	121.83	116.49	153.17	181.36	233.43
Value Line Restaurants Index (1)	100.00	124.06	137.87	173.48	215.24	166.84
(1) The Value Line Restaurants index is a comprehensive restaurant industry index. In addition to the family dining and casual dining segments, the Index also includes the fast-casual and quick-service segments of the restaurant industry.

The foregoing performance graph is being furnished as part of this report solely in accordance with the requirement under Rule 14a-3(b)(9) to furnish our stockholders with such information, and therefore, shall not be deemed to be filed or incorporated by reference into any filings by the Company under the Securities Act of 1933, as amended (the “Securities Act”) or the Exchange Act.

Item 6.    [Reserved]

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

General
The following discussion provides analyses of our results of operations and reasons for material changes for 2021 as compared to 2020 and as compared to 2019 and should be read together with the financial statements included in this Annual Report on Form 10-K. For a detailed discussion of year-to-year comparisons between fiscal 2020 and fiscal 2019, please refer to the applicable portion of “Management's Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 2, 2021, which is hereby incorporated by reference.

The financial tables appearing in Management's Discussion and Analysis present amounts in millions of dollars that are rounded from our consolidated financial statements presented in thousands of dollars. As a result, the tables may not foot or cross foot due to rounding.

The first International House of Pancakes restaurant opened in 1958 in Toluca Lake, California. Shortly thereafter, the Company's predecessor began developing and franchising additional restaurants. The Company was incorporated under the laws of the State of Delaware in 1976 with the name IHOP Corp. In November 2007, the Company completed the acquisition of Applebee's International, Inc., which became a wholly-owned subsidiary of the Company. Effective June 2, 2008, the name of the Company was changed to DineEquity, Inc. and on February 20, 2018, the name of the Company was changed to Dine Brands Global, Inc.® (“Dine Brands Global,” “we” or “our”). Through various subsidiaries (see Exhibit 21, Subsidiaries of Dine Brands Global, Inc.), we own, franchise and operate the Applebee's Neighborhood Grill + Bar® (“Applebee's”) concept in the bar and grill segment within the casual dining category of the restaurant industry and we own and franchise the International House of Pancakes® (“IHOP”) concept in the family dining category of the restaurant industry. References herein to Applebee's® and IHOP® restaurants are to these two concepts, whether operated by franchisees, area licensees or us.
Domestically, IHOP restaurants are in all 50 states and the District of Columbia, while Applebee's restaurants are located in every state except Hawaii. Internationally, IHOP restaurants are in two United States territories and seven countries, while Applebee's restaurants are in two United States territories and 11 countries. With over 3,400 restaurants combined, 98% of which are franchised, we believe we are one of the largest full-service restaurant companies in the world. The June 2021 issue of Nation's Restaurant News reported that IHOP was the largest restaurant system in the family dining category and Applebee's was the fourth largest restaurant system in the casual dining category, in terms of United States system-wide sales during 2020.

We have a 52/53 week fiscal year ending on the Sunday nearest to December 31 of each year. For convenience, in this annual report on Form 10-K, we refer to all fiscal years as ending on December 31 and all interim fiscal quarters as ending on March 31, June 30 and September 30 of the respective fiscal year. There were 52 calendar weeks in our 2021 fiscal year ended January 2, 2022. There were 53 calendar weeks in our 2020 fiscal year ended on January 3, 2021 and our fiscal 2020 fourth quarter contained 14 calendar weeks. There were 52 calendar weeks in our 2019 fiscal year ended December 29, 2019.

Events Impacting Comparability of Financial Information

COVID-19 Pandemic
In March 2020, the World Health Organization declared a global pandemic related to the outbreak of a novel strain of coronavirus, designated “COVID-19.” Initially, federal, state, local and international governments reacted to the COVID-19 pandemic by encouraging or requiring social distancing, instituting shelter-in-place orders, and requiring, in varying degrees, reduced operating hours, restaurant dine-in and/or indoor dining limitations, capacity limitations or other restrictions that largely limited most restaurants to off-premise sales (take-out and delivery) in the early stages of the pandemic, particularly from the second week of March 2020 until May 2020.
As infection rates from the initial outbreak declined, domestic governmental entities slowly began to relax restrictions, with the degree of relaxation varying by individual geographic area. In general, restaurants opened for dining were largely limited to occupancy of 50% or less of capacity during the period from May 2020 to March 2021. As vaccines became available and incidents of infection continued to decrease, many restrictions on domestic restaurant operations were removed, such that by June 2021, 98% of domestic IHOP and Applebee's restaurants and 8% of international restaurants were operating without government-mandated restrictions. As of December 31, 2021, 99% of domestic IHOP and Applebee's restaurants and 32% of international restaurants were operating without government-mandated restrictions.

At the onset of the pandemic in March 2020, we took several actions to mitigate the effects of the COVID-19 pandemic on the Company, its operations and its franchisees, including the temporary suspension of dividends and stock repurchases as well as giving IHOP and Applebee's franchisees the opportunity to defer payment of amounts due to us for royalty, advertising and other items. See “Liquidity and Capital Resources of the Company,” for further discussion of these actions.
We and our franchisees continue to monitor developing governmental and health authority recommendations and regulatory requirements. The operating status of our restaurants will remain subject to uncertainty as governmental authorities modify existing restrictions or implement new restrictions on restaurant operations in response to changes in the number of COVID-19 infections or emergence of new variants of the virus in their respective jurisdictions.
Impairments Recognized in Fiscal 2020
The significance of the impacts of the COVID-19 pandemic resulted in our performing impairment assessments of our long-lived assets, goodwill and other intangible assets. As a result of these assessments, we recorded impairment charges of $129.6 million during the twelve months ended December 31, 2020. See “Consolidated Results of Operations - Fiscal 2021, 2020 and 2019 - Closure and Impairment Charges” for further discussion of the impairments.
53rd week in Fiscal 2020

Our fiscal year ends on the Sunday nearest to December 31 of each year. Every five or six years, our fiscal year contains 53 calendar weeks. Our 2020 fiscal year contained 53 calendar weeks, whereas fiscal 2021 and 2019 each contained 52 calendar weeks. The estimated impact of the 53rd week on results of operations for the year ended December 31, 2020 was additional revenue of $14.4 million, additional gross profit of $4.7 million and a decrease in loss before income taxes of $2.2 million.

Overview of 2021 Performance

In light of the significant impact the measures taken by governmental entities in response to the COVID-19 pandemic have had on our restaurant operations, many comparisons of financial and statistical information between fiscal years 2021 and 2020 result in extreme variances that could impact analysis of the comparisons. We believe a more complete perspective on our 2021 performance can be obtained also by comparing the fiscal year 2021 results to the pre-pandemic results of fiscal year 2019. Accordingly, in addition to the required discussion and analysis of the results of the current fiscal year with those of the prior fiscal year, the Company is also presenting a discussion and analysis comparing of the results of the 2021 fiscal year with the results of the 2019 fiscal year.

Financial Summary			Variance 2021 vs 2020 Favorable (Unfavorable)		Variance 2021 vs 2019 Favorable (Unfavorable)
	2021	2020		2019
	(In thousands, except per share amounts)
Income (loss) before income taxes	121,923	(108,562)	$230,485	138,473	$(16,550)
Income tax (provision) benefit	(24,059)	4,568	(28,627)	(34,127)	10,068
Net income (loss)	97,864	(103,994)	$201,858	104,346	$(6,482)
			Variance 2021 vs 2020		Variance 2021 vs 2019

Effective tax rate	19.7%	4.2%	(15.5)%	24.6%	4.9%
Net income (loss) per diluted share	$5.66	$(6.43)	$12.09	$5.85	$(0.19)
Weighted average diluted shares (millions)	16.9	16.2	0.7	17.2	(0.3)

The primary reasons for the variances in income (loss) before income taxes are summarized as follows:

	2021 vs. 2020	2021 vs. 2019
	(In millions)
Increase (decrease) in gross profit:
Franchise operations	$105.5	$(2.4)
Company operations	12.8	1.3
Rental and Financing operations	8.2	(6.5)
Total gross profit increase (decrease)	126.5	(7.6)
Decrease (increase) in closure and impairment charges	127.2	(3.9)
Increase in General & Administrative (“G&A”) expenses	(27.0)	(9.0)
All other	3.8	3.9
Increase (decrease) in income before income taxes	$230.5	$(16.6)

The significant increase in gross profit in 2021 compared to 2020 primarily was due to the relaxation and removal during 2021 of government-mandated restrictions that had adversely impacted our restaurants during 2020. The significant increase in in income before income taxes in 2021 compared to 2020 was due to the increase in gross profit and the absence of significant impairment charges taken in 2020 that did not recur, partially offset by higher G&A expenses.

The decrease in gross profit in 2021 compared to 2019 primarily was due to the impact of permanent restaurant closures on franchise and rental operations, as well as the progressive decline in Rental and Financing interest income over the two-year period of comparison. The decrease in income before income taxes in 2021 compared to 2019 primarily was due to the decrease in gross profit and higher G&A expenses.
Our 2021 effective tax rate of 19.7% applied to pretax book income was different than the statutory Federal income tax rate of 21% primarily due to the recognition of excess tax benefits on stock-based compensation, offset by non-deductibility of executive compensation and state and local income taxes. Our 2020 effective tax rate of 4.2% applied to pretax book loss was significantly different than the statutory Federal income tax rate of 21% primarily because a $92.2 million impairment of goodwill was not deductible for income tax purposes and therefore had no associated tax benefit. Our 2019 overall effective tax rate applied to pretax book income was different than the U.S. statutory rate of 21% primarily because of state taxes and unrecognized tax benefits offset by benefits associated with an increase in general business credits. See Note 16 - Income Taxes, of the Notes to the Consolidated Financial Statements for reconciliations between our effective rates and the statutory Federal income tax rate for each of the years ended December 31, 2021, 2020 and 2019.

Key Performance Indicators

In evaluating the performance of each restaurant concept, we consider the key performance indicators to be the system-wide sales percentage change, the percentage change in domestic system-wide same-restaurant sales (“domestic same-restaurant sales”), net franchise restaurant development/reduction and the change in total effective restaurants. Changes in both domestic same-restaurant sales and in the number of Applebee's and IHOP restaurants will impact our reported retail sales that drive franchise royalty revenues and, where applicable, rental payments under leases that partially may be based on a percentage of their sales. Net franchise restaurant development/reduction also impacts franchise revenues in the form of initial franchise fees and, in the case of IHOP restaurants, sales of proprietary pancake and waffle dry mix.

Our key performance indicators for the year ended December 31, 2021 were as follows:

	Applebee's	IHOP
Percentage increase (decrease) in reported retail sales:
2021 vs 2020	34.4%	38.5%
2021 vs 2019	2.0%	(9.9)%
Domestic system-wide same-restaurant sales percentage increase (decrease):
2021 vs 2020	38.2%	40.2%
2021 vs 2019	6.2%	(7.0)%
Net global franchise restaurant reduction:
Reductions during the year ended December 31, 2021	(29)	(21)
Reductions during the two-year period ended December 31, 2021	(107)	(90)
Net (decrease) increase in global effective restaurants: (1)
2021 vs 2020	(2)	40
2021 vs 2019	(124)	(93)
________________________________________
(1) Change in the weighted average number of franchise, area license and company-operated restaurants open during the year ended December 31, 2021, compared to the weighted average number of those open during the prior year referenced.

The change in total effective restaurants for each brand reflects both a net reduction in franchise restaurants due to permanent closures, net of openings, and the weighted effect of restaurants temporarily closed during the course of the years being compared.

In light of the distortion caused by the pandemic and a 53rd week in fiscal 2020 on the percentage changes in reported retail sales and domestic same-restaurant sales, we believe a comparison of average weekly unit sales, a function of reported retail sales and the number of effective restaurants, for the individual months of 2021, 2020 and 2019, provides additional insight into each brand's performance during the year ended December 31, 2021 as compared to the same periods of 2020 and 2019:

Average Weekly Unit Sales by Month - Applebee's
(in thousands)
$60.0
$40.0
$20.0
$0.0
January
February
March
April
May
June
July
August
September
October
November
December
2021
2020
2019

Average Weekly Unit Sales, by Month - Applebee's

	Jan	Feb	Mar	Apr	May	June	July	Aug	Sept	Oct	Nov	Dec
Year ended December 31,	(in thousands)
2021	$39.6	$43.5	$54.3	$53.9	$53.1	$52.9	$52.7	$50.3	$49.7	$52.5	$50.3	$51.5
2020	49.8	49.7	35.1	14.5	22.5	33.8	37.6	38.4	40.0	44.6	39.9	33.2
2019	48.2	47.9	51.1	48.2	48.4	47.5	45.9	45.1	42.9	45.1	46.7	45.3

After governmental authorities began to relax restrictions on dining in our restaurants towards the end of the first quarter of 2021, Applebee's average weekly unit sales volumes in 2021 consistently exceeded those of the comparable month of 2019, beginning in March 2021.

Average Weekly Unit Sales by month - IHOP
(in thousands)
$60.0
$40.0
$20.0
$0.0
January
February
March
April
May
June
July
August
September
October
November
December
2021
2020
2019

Average Weekly Unit Sales, by Month - IHOP

	Jan	Feb	Mar	Apr	May	Jun	July	Aug	Sept	Oct	Nov	Dec
Year ended December 31,	(in thousands)
2021	$24.8	$27.4	$35.1	$35.5	$35.8	$37.6	$38.3	$36.0	$34.4	$36.6	$37.9	$38.0
2020	36.1	35.0	25.3	8.7	13.7	22.1	23.8	25.7	26.8	28.7	27.6	24.7
2019	35.9	35.8	39.2	36.9	36.2	37.2	37.0	36.1	34.4	36.8	36.1	38.7

After governmental authorities began to relax restrictions on dining in our restaurants towards the end of the first quarter of 2021, IHOP's average weekly unit sales volumes in 2021 essentially matched those of the comparable month of 2019, beginning in April 2021.

Domestic Same-Restaurant Sales

Restaurant Data - System-wide Sales and Domestic Same-Restaurant Sales

The following table sets forth for each of the past three years the number of Global Effective Restaurants in the Applebee’s and IHOP systems and information regarding the percentage change in sales at those restaurants compared to the same periods in the prior two years. Sales at restaurants that are owned by franchisees and area licensees are not attributable to the Company and, as such, the percentage changes in sales presented below are based on non-GAAP internal sales data. However, we believe that presentation of this information is useful in analyzing our revenues because franchisees and area licensees pay us royalties and advertising fees that are generally based on a percentage of their sales, and, where applicable, rental payments under leases that partially may be based on a percentage of their sales. Management also uses this information to make decisions about future plans for the development of additional restaurants as well as evaluation of current operations.

Applebee's
	Year Ended December 31,
Global Effective Restaurants:(a)	2021	2020	2019
Franchise	1,621	1,624	1,745
Company	69	68	69
Total	1,690	1,692	1,814
System-wide:(b)
Domestic sales percentage change(c)	34.4%	(24.1)%	(3.0)%
Domestic same-restaurant sales percentage change(d)	38.2%	(22.4)%	(0.7)%
Franchise:(b)
Domestic sales percentage change(c) (e)	34.4%	(24.3)%	(5.9)%
Domestic same-restaurant sales percentage change(d)	38.2%	(22.6)%	(0.7)%
Domestic average weekly unit sales (in thousands)	$50.9	$37.1	$47.3

IHOP
Global Effective Restaurants:(a)
Franchise	1,571	1,532	1,663
Area license	156	155	157
Total	1,727	1,687	1,820
System-wide:(b)
Sales percentage change(c)	38.5%	(34.9)%	2.2%
Domestic same-restaurant sales percentage change(d)	40.2%	(32.8)%	1.1%
Franchise:(b)
Sales percentage change(c)	38.1%	(35.0)%	2.2%
Domestic same-restaurant sales percentage change(d)	39.7%	(32.8)%	1.0%
Average weekly unit sales (in thousands)	$34.9	$25.4	$36.7
Area License:(b)
IHOP sales percentage change(c)	42.4%	(34.2)%	2.7%
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
(b)“System-wide sales” are retail sales at Applebee’s domestic restaurants operated by franchisees and IHOP restaurants operated by franchisees and area licensees, as reported to the Company, in addition to retail sales at company-operated restaurants.  Sales at restaurants that are owned by franchisees and area licensees are not attributable to the Company. An increase or decrease in franchisees' reported sales will result in a corresponding increase or decrease in our royalty revenue. Sales at company-operated restaurants and unaudited reported sales for Applebee's domestic franchise restaurants, IHOP franchise restaurants and IHOP area license restaurants for the years ended December 31, 2021, 2020 and 2019 were as follows:

	Year Ended December 31,
Reported retail sales	2021	2020	2019
	(In millions)
Applebee's domestic franchise restaurant sales	$4,021.7	$2,993.0	$3,954.3
Applebee's company-operated restaurants	146.0	108.0	131.2
IHOP franchise restaurant sales	2,850.3	2,063.6	3,174.2
IHOP area license restaurant sales	271.3	190.5	289.5
Total	$7,289.3	$5,355.1	$7,549.2
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

Domestic Same-Restaurant Sales Trends
Applebee’s system-wide domestic same-restaurant sales increased 34.8% for the three months ended December 31, 2021 and increased 38.2% for the year ended December 31, 2021 as compared to the comparable periods of 2020. The increase in both periods was due to a significant increase in customer traffic as well as an increase in customer check. The increase in customer traffic primarily was due to the relaxation or removal over the course of 2021 of government-mandated restrictions on restaurant operating capacity that had been in place during 2020, as well as increased consumer desire to patronize restaurants after the relaxation of pandemic restrictions. The increase in average check was primarily due to favorable mix shifts related to a reduction in core menu items, successful promotional food and beverage offerings and a larger number of items purchased with off-premise orders, as well as menu price increases by franchisees.

 Applebee’s system-wide domestic same-restaurant sales increased 9.1% for the three months ended December 31, 2021 and increased 6.2% for the year ended December 31, 2021 as compared to the same respective periods of 2019. The increase in both periods was due to a significant increase in average check, partially offset by a decline in customer traffic. The increase in average check was primarily due to favorable mix shifts related to a reduction in core menu items, successful promotional food and beverage offerings and a larger number of items purchased with off-premise orders, as well as menu price increases by franchisees.

Based on data from Black Box Intelligence, a restaurant sales reporting firm (“Black Box”), the casual dining segment of the restaurant industry experienced an increase in same-restaurant sales during the three and twelve months ended December 31, 2021 as compared to the comparable periods of 2019, resulting from an increase in average customer check, partially offset by a decline in customer traffic. During the three and twelve months ended December 31, 2021, Applebee's outperformed the casual dining segment. During the last two weeks of December 2021, we experienced a decrease in domestic same-restaurant sales due to the resurgence of COVID infections due to new variants, as cases started to spike again around the holidays.

Applebee's Off-premise Sales Data	Three months ended December 31,			Twelve months ended December 31,
	2021	2020	2019	2021	2020	2019
Off-premise sales (in millions) (1)	$280.5	$314.2	$126.5	$1,241.0	$1,037.2	$513.1
% sales mix	26.8%	36.8%	13.0%	30.1%	33.7%	12.7%
(1)   Primarily to-go, delivery and catering sales.

Applebee's off-premise sales dollars and percentage of sales mix for the three months ended December 31, 2021 decreased compared to the same period of 2020 due to guests returning to dine-in. However, both off-premise sales dollars and percentage of sales mix for the three months ended December 31, 2021 increased significantly compared to the pre-pandemic levels from the fourth quarter of 2019. Applebee's off-premise sales dollars for the twelve months ended December 31, 2021 increased compared to the same period of 2020. While Applebee's off-premise sales as a percentage of sales mix for the twelve months ended December 31, 2021 declined compared to the same period of 2020, both off-premise sales dollars and percentage of sales mix and peak have increased significantly compared to the pre-pandemic levels of 2019.

IHOP’s domestic same-restaurant sales increased 39.2% for the three months ended December 31, 2021 and increased 40.2% for the year ended December 31, 2021, as compared to the same respective periods of 2020. Most of the improvement in both periods was due to a significant increase in customer traffic as well an increase in average check. The increase in customer traffic primarily was due to the relaxation or removal over the course of 2021 of government-mandated restrictions on restaurant operating capacity that had been in place during 2020, as well as increased consumer desire to patronize restaurants after the relaxation of pandemic restrictions. The increase in average check was primarily due to an increase in menu prices, as well as a general increase in consumer spending due to larger party sizes and greater spending per person.

IHOP’s domestic same-restaurant sales decreased 3.0% for the three months ended December 31, 2021 and decreased 7.0% for the year ended December 31, 2021 as compared to the same respective periods of 2019. The decrease in both periods primarily was due to a decline in customer traffic as a result of the lingering effects of COVID-19, partially mitigated by a significant increase in average check. A contributing factor to the overall traffic decline was a decrease in late-night traffic as more than half of IHOP restaurants that operated 24 hours a day for all or parts of a week prior to the pandemic are currently closed during overnight hours. Late evening/overnight operating hours remain affected by varying dine-in restrictions mandated by federal, state, local and international jurisdictions in which the restaurants are located, as well as by labor challenges experienced by franchisees. The increase in average check was primarily due to an increase in menu prices, as well as a general increase in consumer spending due to larger party sizes and greater spending per person.
IHOP's domestic same-restaurant sales for the three and twelve months ended December 31, 2021 underperformed the family dining segment of the restaurant industry as compared to the respective periods of 2019. Based on data from Black Box, the family dining segment also experienced decreases in same-restaurant sales resulting from a large decline in customer traffic that was partially offset by an increase in average customer check. However, the decreases in same-restaurant sales experienced by the family dining segment were smaller than IHOP's decreases in each period. The primary reason for the performance differential was that IHOP experienced a larger decrease in traffic, partially offset by IHOP's increase in average customer check that was larger than the family dining segment. Additionally, during the fourth quarter of 2021, IHOP was comparing against its successful Addams' Family promotion from the fourth quarter of 2019, as well as a mismatch of the timing of menu price increases. The breakfast category, in general, continues to experience larger transaction declines than other day-parts, although the impact diminished during 2021, as working remotely decreased across the country.

IHOP Off-premise Sales Data	Three months ended December 31,			Twelve months ended December 31,
	2021	2020	2019	2021	2020	2019
Off-premise sales (in millions) (1)	$169.8	$167.8	$74.1	$690.0	$559.9	$272.0
% sales mix	23.3%	33.5%	10.1%	26.1%	31.0%	9.6%
(1)   Primarily to-go, delivery and catering sales.

IHOP's off-premise sales dollars for the three and twelve months ended December 31, 2021 increased compared to the same periods of 2020. While IHOP's off-premise sales as a percentage of sales mix for the three and twelve months ended December 31, 2021 declined compared to the same period of 2020, both off-premise sales dollars and percentage of sales mix and peak have increased significantly compared to the pre-pandemic levels of 2019.

Net Franchise Restaurant Development
Summary

	Year Ended December 31,
	2021	2020	2019
Total Restaurant Development Activity
Restaurants opened	46	31	54
Restaurants closed	(96)	(178)	(94)
Net restaurant reductions	(50)	(147)	(40)
In response to the impact of the COVID-19 pandemic on our franchisees, in March 2020, we allowed our franchisees to defer their development obligations for up to 15 months. Additionally, in 2020, we and certain of our IHOP franchisees evaluated the long-term viability of certain IHOP restaurants in light of individual restaurant-level economics impacted by the COVID-19 pandemic. The evaluation resulted in the closure of 41 IHOP restaurants.
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
The total number of Applebee's restaurants (domestic and international) open at December 31, 2021 declined 1.7% from the number open at December 31, 2020 and declined 6.0% from the number open at December 31, 2019. The total number of IHOP restaurants (domestic and international) open at December 31, 2021 decreased 1.2% from the number open at December 31, 2020 and decreased 4.9% from the number open at December 31, 2019. Internationally, the number of restaurants of both brands declined 8.0% from the number open at December 31, 2020 and declined 22.5% from the number open at December 31, 2019.
The following tables present Applebee's and IHOP net restaurant development activity over the past three years:

	Year Ended December 31,
	2021	2020	2019
Applebee's Restaurant Development Activity

Summary - beginning of period:
Franchise	1,640	1,718	1,768
Company restaurants	69	69	69
Total Applebee's restaurants, beginning of period	1,709	1,787	1,837
Domestic	1,598	1,665	1,693
International	111	122	144

Franchise restaurants opened:
Domestic	5	1	1
International	1	3	2
Total franchise restaurants opened	6	4	3
Franchise restaurants closed:
Domestic	(25)	(68)	(29)
International	(10)	(14)	(24)
Total franchise restaurants closed	(35)	(82)	(53)
Net franchise restaurant reduction	(29)	(78)	(50)

Summary - end of period:
Franchise	1,611	1,640	1,718
Company restaurants	69	69	69
Total Applebee's restaurants, end of period	1,680	1,709	1,787
Domestic	1,578	1,598	1,665
International	102	111	122
% Decrease in total Applebee's restaurants from prior year	(1.7)%	(4.4)%	(2.7)%

	Year Ended December 31,
	2021	2020	2019
IHOP Restaurant Development Activity

Summary - beginning of period:
Franchise	1,611	1,680	1,669
Area license	158	161	162
Company	3	—	—
Total IHOP restaurants, beginning of period	1,772	1,841	1,831
Domestic	1,670	1,710	1,705
International	102	131	126

Franchise/area license restaurants opened:
Domestic franchise	35	16	33
Domestic area license	2	3	5
International franchise	3	8	13
Total franchise/area license restaurants opened	40	27	51
Franchise/area license restaurants closed:
Domestic franchise	(47)	(56)	(27)
Domestic area license	(3)	(3)	(6)
International franchise	(10)	(34)	(8)
International area license	(1)	(3)	—
Total franchise/area license restaurants closed	(61)	(96)	(41)
Net franchise/area license restaurant (reduction) development	(21)	(69)	10
Refranchised from Company restaurants	4	—	—
Franchise restaurants reacquired by the Company	(1)	(3)	—
Net franchise/area license restaurant (reductions) additions	(18)	(72)	10

Summary - end of period:
Franchise	1,595	1,611	1,680
Area license	156	158	161
Company	—	3	—
Total IHOP restaurants, end of period	1,751	1,772	1,841
Domestic	1,657	1,670	1,710
International	94	102	131
% (Decrease) increase in total IHOP restaurants from prior year	(1.2)%	(3.7)%	0.5%

The restaurant counts and activity presented above do not include two domestic Applebee's ghost kitchens (small kitchens with no store-front presence, used to fill off-premise orders), eight international Applebee's ghost kitchens and 13 international IHOP ghost kitchens. The Applebee's franchise restaurant count of 1,642 restaurants originally reported at the end of the year ended December 2020 was adjusted downward by two restaurants, representing two ghost kitchens that had been included in the total reported count as of December 31, 2020.

The closures presented in the tables above represent permanent closures of restaurants. Temporary closures, which can occur for a variety of reasons, are not reflected as reductions in these tables and temporarily closed restaurants are included in the summary counts at the beginning and end of each period shown. However, temporary closures are reflected in the weighted calculation of Global Effective Restaurants presented in the preceding Restaurant Data tables.

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

Consolidated Results of Operations - Fiscal 2021, 2020 and 2019
The tables in the following section of this Form 10-K present information from our Consolidated Statements of Comprehensive Income (Loss) for our 2021, 2020 and 2019 fiscal years. The discussion of year-to-year comparisons between fiscal 2021 and fiscal 2020 can be found below. Additionally, as discussed above under Overview of 2021 Performance, in light of the significant impact the measures taken by governmental entities in response to the COVID-19 pandemic have had on our restaurant operations, particularly in 2020, the Company is also presenting a discussion comparing the results of the 2021 fiscal year with the results of the 2019 fiscal year.
For a detailed discussion of year-to-year comparisons between fiscal 2020 and fiscal 2019, please refer to the applicable portion of “Management's Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which is hereby incorporated by reference.
Financial Review

			Variance 2021 vs 2020 Favorable (Unfavorable)			Variance 2021 vs 2019 Favorable (Unfavorable)
Revenue	2021	2020			2019
	(In millions)
Franchise operations	$631.9	$469.5	$162.4		$651.2	$(19.3)
Company restaurant operations	146.0	108.1	37.9		131.2	14.8
Rental operations	114.0	105.9	8.1		120.7	(6.7)
Financing operations	4.3	5.8	(1.5)		7.1	(2.8)
Total revenue	$896.2	$689.3	$206.9	206900000	$910.2	$(14.0)
% Increase (decrease)			30.0%			(1.5)%
Our 2021 total revenue increased $206.9 million compared to 2020. The increase primarily was due to the relaxation or removal over the course of 2021 of government-mandated restrictions on restaurant operations that had been in place during 2020, as well as changes in consumer behavior resulting therefrom. Total revenue in 2020 was favorably impacted by approximately $14.4 million due to a 53rd week in fiscal 2020 that did not recur in 2021.
Our 2021 total revenue decreased $14.0 million compared to 2019. The decrease primarily was due to a 7.0% decrease in IHOP domestic same-restaurant sales and permanent restaurant closures of both IHOP and Applebee's restaurants. Additionally, the progressive decline in Rental and Financing interest income reduced revenue by $5.4 million over the two-year period of comparison.

			Variance 2021 vs 2020 Favorable (Unfavorable)		Variance 2021 vs 2019 Favorable (Unfavorable)
Gross Profit (Loss)	2021	2020		2019
	(In millions)
Franchise operations	$336.0	$230.5	$105.5	$338.4	$(2.4)
Company restaurant operations	9.3	(3.5)	12.8	8.0	1.3
Rental operations	26.1	16.4	9.7	29.9	(3.8)
Financing operations	3.8	5.3	(1.5)	6.5	(2.7)
Total gross profit	$375.2	$248.7	$126.5	$382.8	$(7.6)
% Increase (decrease)			50.9%		(2.0)%
Our 2021 total gross profit increased $126.5 million compared to 2020, primarily due to the revenue increase cited above as well a $17.7 million decrease in bad debt expense. We recorded a bad debt recovery of $4.9 million in 2021 compared to bad debt expense of $12.8 million in 2020. Total gross profit in 2020 was favorably impacted by approximately $4.7 million due to a 53rd week in fiscal 2020 that did not recur in 2021.
Our 2021 total gross profit decreased $7.6 million compared to 2019, primarily due to the revenue decreases cited above, partially offset by a $4.5 million decrease in bad debt expense. We recorded a bad debt recovery of $4.9 million in 2021 compared to bad debt recovery of $0.4 million in 2019.

Franchise Operations			Variance 2021 vs 2020 Favorable (Unfavorable)		Variance 2021 vs 2019 Favorable (Unfavorable)
	2021	2020		2019
	(In millions, except number of restaurants)
Global Effective Franchise Restaurants:(1)
Applebee’s	1,621	1,624	(3)	1,745	(124)
IHOP	1,727	1,687	40	1,820	(93)

Franchise Revenues:
Applebee's	$167.6	$124.8	$42.8	$163.6	$4.0
IHOP	189.5	143.2	46.3	204.6	(15.1)
Advertising	274.8	201.5	73.3	283.0	(8.2)
Total franchise revenues	631.9	469.5	162.4	651.2	(19.3)
Franchise Expenses:
Applebee’s	2.9	7.0	4.1	4.3	1.4
IHOP	20.7	30.0	9.3	26.7	6.0
Advertising	272.3	202.0	(70.3)	281.8	9.5
Total franchise expenses	295.9	239.0	(56.9)	312.8	16.9
Franchise Segment Profit:
Applebee’s	164.7	117.8	46.9	159.3	5.4
IHOP	168.8	113.2	55.6	177.9	(9.1)
Advertising	2.5	(0.5)	3.0	1.2	1.3
Total franchise segment profit	$336.0	$230.5	$105.5	$338.4	$(2.4)
Gross profit as % of total revenue	53.2%	49.1%		52.0%
Gross profit as % of franchise fees (2)	93.4%	86.2%		91.6%
______________________________________________________________________________________________________

(1) Effective Franchise Restaurants are the weighted average number of franchise and area license restaurants open in a given fiscal period, adjusted to account for franchise and area license restaurants open for only a portion of the period.
(2) Total franchise revenue excluding advertising.

Our total franchise revenue increased $162.4 million in 2021 compared to 2020, due to the following changes:

•Applebee's franchise revenue increased 34.4% compared to 2020. Approximately $42 million of the improvement was due to an increase of 38.2% in domestic franchise same-restaurant sales. Additionally, revenue increased $2.6 million due to the reopening of domestic restaurants temporarily closed due to the pandemic and $2.0 million due to improved collectibility. These favorable changes were partially offset by 53rd week revenue of $2.4 million in 2020 that did not recur in 2021, a decrease of $1.7 million due to permanent restaurant closures and an increase in domestic delivery credits that reduce royalty revenue. Applebee's international revenues increased $0.8 million, primarily due to an improvement in same-restaurant sales, partially offset by permanent restaurant closures and a decrease in franchise fees. The recovery in international revenues compared to domestic revenues was dampened because roughly two-thirds of international restaurants remained subject to government-mandated operating restrictions during 2021.

•IHOP franchise revenue increased 32.3% compared to 2020, primarily due to higher royalty and pancake and waffle dry mix revenues resulting from a 40.2% increase in domestic franchise same-restaurant sales. These favorable changes were partially offset by additional revenue from the 53rd week of approximately $3.0 million that did not recur in 2021, a $1.5 million decrease in franchise fees, a decrease of $1.1 million due to permanent restaurant closures and an increase in domestic delivery credits that reduce royalty revenue. IHOP's international revenues increased $1.2 million, due primarily to an $1.4 million increase in termination fees and an improvement in same-restaurant sales, partially offset by a decrease of $1.2 million due to permanent restaurant closures and a decrease in other franchise fees. The recovery in international revenue compared to domestic revenues was dampened because roughly two-thirds of international restaurants remain subject to government-mandated operating restrictions during 2021.
•Advertising revenue increased $73.3 million, compared to 2020, as discussed by brand below.

Our 2021 total franchise expenses increased $56.9 million compared to 2020, due to changes in the following components:

•Applebee's franchise expenses decreased $4.1 million, primarily due to a $4.2 million decrease in bad debt expense. We had bad debt recovery of $0.9 million in 2021 as compared to a bad debt expense of $3.3 million in 2020.

•IHOP franchise expenses decreased $9.3 million, primarily due to a $13.5 million decrease in bad debt expense, partially offset by an increase in purchases of pancake and waffle dry mix. IHOP had a bad debt recovery of $4.1 million in 2021 compared to a bad debt expense of $9.4 million in 2020.
•Advertising expenses increased $70.3 million, due to a corresponding increase in advertising revenue, partially offset by the net change in advertising deficit between 2021 and 2020, as discussed below.

Gross profit as a percentage of total revenue increased in 2021 compared to 2020, primarily because of the $17.7 million decrease in bad debt expense.

Our total franchise revenue decreased $19.3 million in 2021 compared to 2019, due to changes in the following components:

•Applebee's franchise revenue increased 2.5% compared to 2019. Approximately $9 million of the improvement was due to an increase of 6.1% in domestic franchise same-restaurant sales. Additionally, revenue increased $2.5 million due to improved collectibility and $1.1 million from higher franchise fees. These favorable changes were partially offset by a $6.0 million decrease due to permanent restaurant closures, as well as an increase in domestic delivery credits that reduce royalty revenue. Applebee's international revenues decreased $2.0 million compared to 2019, due to continuing government-mandated operating restrictions impacting roughly two-thirds of international restaurants during 2021 as well as a $0.5 million due to permanent restaurant closures since December 31, 2019.

•IHOP franchise revenue decreased 7.4% compared to 2019, primarily due to lower royalty and pancake and waffle dry mix revenues resulting from a 7.0% decrease in domestic franchise same-restaurant sales. A contributing factor to the decline was more than half of IHOP restaurants that operated 24 hours a day for all or parts of a week prior to the pandemic are currently closed during overnight hours. Additionally, revenue was unfavorably impacted $2.2 million due to permanent restaurant closures and by an increase in domestic delivery credits that reduce royalty revenue. These unfavorable changes were partially offset by a $2.2 million increase in termination and other franchise fees. IHOP's international revenues declined $1.9 million, due to a $2.5 million decrease related to permanent restaurants closures since December 31, 2019 and continuing government-mandated operating restrictions impacting roughly two-thirds of international restaurants during, partially offset by an increase in international termination fees of $1.4 million.

•Advertising revenue decreased $8.2 million, compared to 2019, as discussed by brand below.

Our 2021 total franchise expenses decreased $16.9 million compared to 2019, due to changes in the following components:

•Applebee's franchise expenses decreased $1.4 million, primarily due to lower help desk costs and a $0.7 million increase in bad debt recovery. We had bad debt recovery of $0.9 million in 2021 as compared to bad debt recovery of $0.2 million in 2019.

•IHOP franchise expenses decreased $6.0 million, primarily due to a $3.9 million decrease in bad debt expense, as well as a decrease in purchases of pancake and waffle dry mix. IHOP had bad debt recovery of $4.1 million in 2021 compared to a bad debt recovery of $0.2 million in 2019.

•Advertising expenses decreased $9.5 million, due to a corresponding decrease in advertising revenue, as well as the net change in advertising deficit between 2021 and 2019, as discussed below.

Gross profit as a percentage of total revenue increased in 2021 compared to 2019, primarily because of the $4.2 million decrease in bad debt expense.

Advertising revenue and expense by brand for fiscal 2021, 2020 and 2019 were as follows:

			Variance 2021 vs 2020 Favorable (Unfavorable)		Variance 2021 vs 2019 Favorable (Unfavorable)
	2021	2020		2019
	(In millions)
Advertising Revenues:
Applebee's	$169.6	$124.8	$44.8	165.5	4.1
IHOP	105.2	76.7	28.5	117.5	(12.3)
Total advertising revenues	$274.8	$201.5	$73.3	$283.0	$(8.2)

Advertising Expenses:
Applebee’s	$166.9	$124.8	$(42.1)	$165.6	$(1.3)
IHOP	105.4	77.2	(28.2)	116.2	10.8
Total advertising expenses	$272.3	$202.0	$(70.3)	$281.8	$9.5

Applebee's advertising revenue for 2021 increased 35.9% compared to 2020, primarily due to the increase of 38.2% in domestic franchise same-restaurant sales. Additionally, advertising revenue increased $3.1 million due to improved collectibility and $2.8 million due to the reopening of domestic restaurants temporarily closed due to the pandemic. These favorable changes were partially offset by 53rd week revenue of approximately $2.6 million in 2020 that did not recur, a decrease of $1.9 million due to permanent restaurant closures and an increase in domestic delivery credits that reduce advertising revenue. The increase in Applebee's advertising expenses was less than the increase in advertising revenue primarily because of a recovery in 2021 of an advertising fund deficit that had been recognized in prior years. IHOP's advertising revenue for 2021 increased by 37.1%, compared to 2020, primarily due to the increase of 40.2% in domestic franchise same-restaurant sales, partially offset by the 53rd week revenue in 2020 of approximately $1.6 million that did not recur in 2021, a $0.9 million decrease due to permanent restaurant closures and an increase in domestic delivery credits that reduce advertising revenue. The increase in IHOP advertising expenses was greater than the increase in advertising revenue due to recognition of a deficit in the international advertising fund.

Applebee's advertising revenue for 2021 increased 2.5% compared to 2019. Approximately $9 million of the increase was due to the increase of 6.1% in domestic franchise same-restaurant sales and a $2.6 million increase due to improved collectibility. These favorable changes were partially offset by a decrease of $6.7 million due to permanent restaurant closures and an increase in domestic delivery credits that reduce advertising revenue. The increase in Applebee's advertising expenses was less than the increase in advertising revenue because of a recovery of an advertising fund deficit that had been recognized in prior years. IHOP's advertising revenue for 2021 decreased by 10.5% compared to 2019, primarily due to the decrease of 7.0% in domestic franchise same-restaurant sales, a $1.9 million decrease due to permanent restaurant closures and an increase in domestic delivery credits that reduce advertising revenue. The decrease in IHOP advertising expenses was $1.5 million less than the decrease in advertising revenue because of the recovery in 2019 of an advertising fund deficit that had been recognized in prior years.

It is our accounting policy to recognize any deficiency in advertising fee revenue compared to advertising expenditure, or recovery of a previously recognized deficiency in advertising fee revenue compared to advertising expenditures, in the fourth quarter of our fiscal year.

Rental Operations			Variance 2021 vs 2020 Favorable (Unfavorable)		Variance 2021 vs 2019 Favorable (Unfavorable)
	2021	2020		2019
	(In millions)
Rental revenues	$114.0	$105.9	$8.1	$120.7	$(6.7)
Rental expenses	87.9	89.5	1.6	90.8	2.9
Rental operations segment profit	$26.1	$16.4	$9.7	$29.9	$(3.8)
Gross profit as % of revenue (1)	22.9%	15.5%		24.8%
(1) Percentages calculated on actual amounts, not rounded amounts shown above.

Rental operations relate primarily to IHOP franchise restaurants that were developed under the Previous IHOP Business Model described under Item 1. - Business. Rental income includes revenue from operating leases and interest income from direct financing leases. Rental expenses are costs of prime operating leases and interest expense on prime finance leases on certain franchise restaurants.

Rental segment revenue for the year ended December 31, 2021 increased as compared to the same period of 2020, primarily due to a $5.6 million increase in rental income based on a percentage of franchisees' retail sales and a $5.2 million decline in level rent adjustments, partially offset by $6.5 million decrease due to restaurant closures, lease buy-outs and the scheduled expiration of leases, as well as a progressive decline of $1.3 million in interest income as direct financing leases are repaid. Additionally, rental revenue increased $4.8 million due to the gross presentation of certain elements of variable sublease income, such as common area maintenance payments received from franchisees and remitted to landlords, which previously were reported on a net basis.

Rental segment expenses for the year ended December 31, 2021 decreased compared to the same period of the prior year due to a $2.8 million decrease in base rent, primarily due to restaurant closures, lease buy-outs and expirations, a $1.4 million decrease in interest expense as finance lease obligations are repaid and a $1.2 million decrease in depreciation expense; additionally, a $2.1 million provision for rent losses on closures recorded in 2020 did not recur in 2021. These favorable items were partially offset by a $4.8 million increase in expense offsetting the revenue increase noted above from the gross presentation of certain elements of variable subleases and a $1.0 million increase in rent paid based on a percentage of franchisees' retail sales.

Rental segment revenue for the year ended December 31, 2021 decreased as compared to the same period of 2019, primarily due to a $6.8 million decrease due to restaurant closures, lease buy-outs and the scheduled expiration of leases, a progressive decline of $2.9 million in interest income as direct financing leases are repaid and a $1.8 million decrease in rental income based on a percentage of franchisees' retail sales. These unfavorable items were partially offset by an increase in rental revenue of $4.8 million due to the gross presentation of certain elements of variable sublease income, such as common area maintenance payments received from franchisees and remitted to landlords, which previously were reported on a net basis.

Rental segment expenses for the year ended December 31, 2021 decreased compared to the same period of 2019 due to a $2.8 million decrease in interest expense as finance lease obligations are repaid, a $2.3 million decrease in depreciation expense, a $1.9 million decrease in base rent, primarily due to restaurant closures, lease buy-outs and expirations and a $0.7 million increase in rent paid based on a percentage of franchisees' retail sales. These favorable items were partially offset by a $4.8 million increase in expense offsetting the revenue increase noted above from the gross presentation of certain elements of variable subleases.

Financing Operations			Variance 2021 vs 2020 Favorable (Unfavorable)		Variance 2021 vs 2019 Favorable (Unfavorable)
	2021	2020		2019
	(In millions)
Financing revenues	$4.3	$5.8	$(1.5)	$7.1	$(2.8)
Financing expenses	0.5	0.5	0.0	0.6	0.1
Financing operations segment profit	$3.8	$5.3	$(1.5)	$6.5	$(2.7)
Gross profit as % of revenue (1)	89.2%	90.9%		91.9%
(1) Percentages calculated on actual amounts, not rounded amounts shown above.

Financing operations relate primarily to IHOP franchise restaurants that were developed under the Previous IHOP Business Model described under Item 1. - Business. Financing operations revenue primarily consists of interest income from the financing of IHOP equipment leases and franchise fees, as well as from notes receivable from Applebee's and IHOP franchisees. Financing expenses are the cost of taxes related to IHOP equipment leases.

Financing revenues decreased $1.5 million in 2021 compared to 2020. The change was due to a $1.3 million decrease in IHOP interest income due to the decline in interest income from the financing of franchise fees and equipment leases as note balances were repaid as well as a decrease in interest income on notes from franchisees.

Financing revenues decreased $2.7 million in 2021 compared to 2019. The change was due to a $2.5 million decrease in IHOP interest income due to the decline in interest income from the financing of franchise fees and equipment leases as note balances were repaid as well as a decrease in interest income on notes from franchisees.

Company Operations			Variance 2021 vs 2020 Favorable (Unfavorable)		Variance 2021 vs 2019 Favorable (Unfavorable)
	2021	2020		2019
Effective Company Restaurants:
Applebee’s	69	68	1	69	—
Average weekly unit sales (in thousands)	$40.6	$29.7	$10.9	$36.6	$4.0

	(In millions)
Applebee's company restaurant sales(1)	$146.0	$108.1	$37.9	$131.2	$14.8
Applebee's company restaurant expenses(1)	135.8	109.7	(26.1)	123.2	(12.6)
IHOP restaurant expenses(2)	0.9	1.9	1.0	—	(0.9)
Company restaurant segment profit (loss)	$9.3	$(3.5)	$12.8	$8.0	$1.3
Gross profit (loss) as % of revenue(3)	6.9%	(1.5)%		6.1%
___________________________________________________________________________________________________
(1) Related to 69 Applebee's company-operated restaurants. Company restaurant sales are retail sales at company-operated restaurants. Company restaurant expenses are operating expenses at company-operated restaurants and include food, beverage, labor, benefits, utilities, rent, depreciation and other operating costs.
(2) Costs associated with IHOP restaurants in the process of being refranchised.
(3) Calculated for Applebee's company-operated restaurants only. Percentages calculated on actual amounts, not rounded amounts shown above.

In December 2018, we acquired 69 Applebee's restaurants in North Carolina and South Carolina from a former Applebee's franchisee. The slight decrease in effective restaurants (a weighted average calculation) for 2020 reflects the temporary closure of seven restaurants for a short period of time during 2020 in compliance with state and local COVID-19-related mitigation measures.

Applebee's company same-restaurant sales for the year ended December 31, 2021 increased 38.0% compared to the same period of 2020, primarily due to a significant increase in customer traffic as well as an increase in average check. The increase in customer traffic primarily was due to the favorable change in operating capacity of the restaurants. Since the second week of January 2021, the 27 restaurants in South Carolina operated without capacity limitations, while the 42 restaurants in North Carolina operated at 50% capacity until June 1, 2021, from which point those 42 restaurants also were able to operate without capacity limitations. In comparison, all 69 restaurants operated without restriction for the first 10 weeks of 2020 but essentially were limited only to off-premise sales from the middle of March until the middle of May 2020, at which time all 69 restaurants were allowed to operate at 50% capacity. The increase in average check was due to favorable product mix and daypart shifts related to a reduction in core menu items, successful promotional food and beverage offerings and a larger number of items purchased with off-premise orders, as well as menu price increases. These favorable impacts were partially offset by additional revenue and gross profit from the 53rd week in 2020 of approximately $2.6 million and $0.2 million, respectively, that did not recur in 2021.

Applebee's company same-restaurant sales for the year ended December 31, 2021 increased 11.0% compared to the same period of 2019 primarily due to an increase in average check, partially offset by a decrease in traffic. The increase in average check was due to favorable product mix and daypart shifts related to a reduction in core menu items, successful promotional food and beverage offerings and a larger number of items purchased with off-premise orders, as well as menu price increases.

From time to time, we may reacquire IHOP restaurants from franchisees that we subsequently refranchise. These restaurants may or may not be operated by us on a temporary basis until refranchised. Company segment restaurant expenses for the years ended December 31, 2021 and 2020 include $0.9 million and $1.9 million, respectively, of costs associated with certain IHOP restaurants incurred while the restaurants were being refranchised. None of the reacquired IHOP restaurants were operated during the years ended December 31, 2021 or 2020, and IHOP recorded no restaurant revenues in either of those periods. We held no reacquired restaurants at December 31, 2021. We may reacquire both IHOP and Applebee's restaurants on a temporary basis in the future.

General and Administrative Expenses			Variance 2021 vs 2020 Favorable (Unfavorable)		Variance 2021 vs 2019 Favorable (Unfavorable)
	2021	2020		2019
	(In millions)
G&A expenses	$171.8	$144.8	$(27.0)	$162.8	$(9.0)

G&A expenses for 2021 increased 18.7% compared to 2020, primarily due an increase in personnel-related expenses. That increase primarily was due to higher costs of bonus and equity-based incentive compensation and higher costs of salaries and benefits. The Company had furloughed approximately one-third of team members across various functional groups for approximately six months during 2020. G&A expenses for 2020 included approximately $1.2 million of costs due to the 53rd week that did not recur in 2021. Included in total G&A expenses for 2021 were $5.8 million of expenses related to company-operated restaurants, as compared to $4.3 million in 2020. The increase in G&A expenses related to company-operated restaurants primarily was due to higher personnel-related costs as well as increased recruitment costs.

G&A expenses for 2021 increased 5.5% compared to 2019, primarily due to higher costs of bonus and equity-based incentive compensation, partially offset by a decrease in costs for travel and conferences as well as lower consumer research expenses. Included in total G&A expenses for 2019 were $5.3 million of expenses related to company-operated restaurants. The increase from 2019 to 2021 related to company-operated restaurants primarily was due to higher personnel-related costs as well as increased recruitment costs.

Closure and Impairment Charges			Variance 2021 vs 2020 Favorable (Unfavorable)		Variance 2021 vs 2019 Favorable (Unfavorable)
	2021	2020		2019
	(In millions)
Closure charges	$3.7	$3.0	$(0.7)	$1.5	$(2.2)
Impairment of goodwill	—	92.2	92.2	—	—
Impairment of tradename	—	11.0	11.0	—	—
Long-lived asset impairment	1.7	22.3	20.6	—	(1.7)
Impairment of reacquired franchise rights	—	3.3	3.3	—	—
Impairment of favorable leasehold intangible	—	0.8	0.8	—	—
Total	$5.4	$132.6	$127.2	$1.5	$(3.9)

Closure Charges

The closure charges of $3.7 million for the year ended December 31, 2021 comprised $2.1 million related to 20 IHOP restaurants closed in 2021 and $1.6 million for revisions to existing closure reserves, including accretion, primarily for 28 IHOP restaurants closed prior to December 31, 2020. Approximately $1.6 million of the $3.0 million of closure charges for the year ended December 31, 2020 related to seven IHOP restaurants closed during 2020, with the remainder primarily related to adjustments to reserves, including accretion, for IHOP and Applebee's restaurants closed prior to 2020. Approximately $0.5 million of the $1.5 million of closure charges for the year ended December 31, 2019 related to two IHOP and one Applebee's restaurant closed during 2019, with the remainder primarily related to adjustments to reserves, including accretion, for IHOP and Applebee's restaurants closed prior to 2019.

Impairment Charges

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

The long-lived asset impairment of $1.7 million for the year ended December 31, 2021 related to five IHOP franchisee-operated restaurants for which the carrying amount exceeded the undiscounted cash flows. The impairment recorded represented the difference between the carrying value and the estimated fair value. The impairments primarily related to operating lease right-of-use assets that had been recorded in 2019 upon adoption of new lease accounting guidance codified in Accounting Standards Codification Topic 842 (“ASC 842”).

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly spreading outbreak of COVID-19. The impacts of the pandemic on our operations were considered indicators of impairment and quantitative tests for impairment were performed. As a result of performing the quantitative tests for impairment, we recognized an impairment of Applebee's goodwill of $92.2 million and an impairment of Applebee's tradename of $11.0 million during the year ended December 31, 2020.

A long-lived asset impairment of $22.3 million was recognized during the year ended December 31, 2020 related to 29 Applebee's company-operated restaurants and 41 IHOP franchisee-operated restaurants for which the carrying amount exceeded the undiscounted cash flows. The impairment recorded represented the difference between the carrying value and the estimated fair value. Approximately $15.1 million of the total impairment related to operating lease right-of-use assets that had been recorded in 2019 upon adoption of ASC 842, while $7.2 million related to impairments of land, building, leasehold improvements and finance leases. The impairments by individual property varied in amount, ranging from the largest single-property impairment of $1.3 million to less than $5,000. We also recognized an impairment of $3.3 million related to the reacquired franchise rights intangible asset recorded in the purchase price allocation of the December 2018 acquisition of 69 Applebee's restaurants from a former franchisee.

Other Income and Expense Items			Variance 2021 vs 2020 Favorable (Unfavorable)			Variance 2021 vs 2019 Favorable (Unfavorable)
	2021	2020			2019
	(In millions)
Interest expense, net	$63.3	$66.9	$3.6		$60.4	$(2.9)
Amortization of intangible assets	10.7	10.9	0.2		11.7	1.0
Loss (gain) on disposition of assets	2.0	2.1	0.1		(0.3)	(2.3)
Loss on extinguishment of debt	—	—	—		8.3	8.3
Total	$76.0	$79.9	$3.9	3900000	$80.1	$4.1

Interest Expense, Net

Interest expense, net, decreased $3.6 million in 2021 compared to 2020, primarily due to a $3.3 million decrease in interest expense related to our revolving credit facility (the “Credit Facility”) and additional interest of approximately $1.2 million on our Class A-2 Notes due to the 53rd week in 2020 that did not recur in 2021, partially offset by lower interest income of $0.6 million. Interest income was $0.4 million in 2021 compared to $1.0 million in 2020. See “Liquidity and Capital Resources” for additional discussion related to borrowings under our Credit Facility.

Interest expense, net, increased $2.9 million in 2021 compared to 2019, primarily due to an increase of $1.2 million on our Class A-2 Notes that were refinanced in 2019, a $1.2 million decrease in interest income and a $0.5 million increase in interest expense related to our Credit Facility. Interest income was $0.4 million in 2021 compared to $1.6 million in 2019.

Amortization of Intangible Assets

Amortization of intangible assets primarily relates to franchising rights arising from the November 2007 acquisition of Applebee's and reacquired franchise rights arising from the December 2018 acquisition of 69 Applebee's restaurants from a former franchisee. The decrease in amortization expense in 2021 as compared to both 2020 and 2019 was due to the impairment of reacquired franchise rights discussed under Impairment Charges above. See Note 7 - Other Intangible Assets, of the Notes to the Consolidated Financial Statements for additional information.

Loss (Gain) on Disposition of Assets

The loss on disposition of assets for the year ended December 31, 2021 primarily related to disposition of capitalized software no longer in use. The loss on disposition of assets for the year ended 2020 primarily related to termination of 12 IHOP restaurant leases and the disposition of capitalized software no longer in use. There were no individually significant gains or losses on disposition of assets during the year ended 2019.

Loss on Extinguishment of Debt

In connection with the refinancing of its long-term debt, the Company recognized a loss on extinguishment of debt of $8.3 million during the year ended December 31, 2019, representing the remaining unamortized costs related to the refinanced indebtedness.

Income Taxes			Variance 2021 vs 2020 Favorable (Unfavorable)		Variance 2021 vs 2019 Favorable (Unfavorable)
	2021	2020		2019
	(In millions)
Income tax provision (benefit)	$24.1	$(4.6)	$(28.7)	$34.1	$10.0
Effective tax rate	19.7%	4.2%	(15.5)%	24.6%	4.9%

The income tax provision will vary from period to period for two primary reasons: a change in pretax book income and a change in the effective tax rate. Changes in our pretax book income between 2021 and 2020 and 2021 and 2019 are addressed in the preceding sections of “Consolidated Results of Operations - Fiscal 2021, 2020 and 2019.”
The 2021 effective tax rate of 19.7% applied to pretax book income was different than the statutory Federal income tax rate of 21% primarily due to the recognition of excess tax benefits on stock-based compensation, offset by non-deductibility of executive compensation and state and local income taxes. The 2020 effective tax rate of 4.2% applied to pretax book loss was significantly different than the statutory Federal income tax rate of 21% primarily because of the $92.2 million impairment of goodwill incurred, which was not deductible for income tax purposes and therefore had no associated tax benefit. The 2019 effective tax rate of 24.6% applied to pretax book income was higher than the statutory Federal tax rate of 21% primarily due to tax expense associated with unrecognized tax benefits and state and local income taxes, offset by the recognized benefit from general business credits. See Note 16 - Income Taxes, of the Notes to the Consolidated Financial Statements for a reconciliation between our effective rates and the statutory Federal income tax rate for the years ended December 31, 2021, 2020 and 2019.

As of each reporting date, we consider new evidence, both positive and negative, that could impact our view with regards to future realization of deferred tax assets. As of December 31, 2021, management determined that it is more likely than not that the benefits from foreign tax credit carryforward and certain state deferred tax assets, including net operating loss carryforwards, from the Applebee’s company-operated restaurants will not be realized. In recognition of this risk, management recorded a valuation allowance of $4.2 million.

Liquidity and Capital Resources of the Company
Our total cash balances, net of revolving credit facility borrowings, at December 31, 2021, 2020 and 2019 were as follows:

	December 31, 2021	December 31, 2020	December 31, 2019
	(In millions)
Cash and cash equivalents	$361.4	$383.4	$116.1
Restricted cash, current	47.5	39.9	40.7
Restricted cash, non-current	16.4	32.8	15.7
Total cash, restricted cash and cash equivalents	425.3	456.1	172.5
Less: Revolving credit facility borrowing	—	(220.0)	—
Total cash, restricted cash and cash equivalents, net of revolving credit facility borrowing	$425.3	$236.1	$172.5
At December 31, 2021 we had contractual obligations to repay debt, make payments under operating leases, finance leases and financing obligations, and to purchase certain goods and services. Material cash requirements to satisfy these obligations were as follows:

Obligation	Due in Fiscal 2022	Due Thereafter	Total	Reference (1)
	(in millions)
Long-term debt (principal)	$—	$1,287.0	$1,287.0	Note 8 - Long-term Debt
Long-term debt (interest)	$57.1	$141.8	$198.9	Note 8 - Long-term Debt
Operating leases	91.8	384.8	476.6	Note 10 - Leases
Finance leases	14.3	81.5	95.8	Note 10 - Leases
Financing obligations	4.5	49.2	53.7	Note 9 - Financing Obligations
Purchase commitments	74.9	3.2	78.1	Note 11 - Commitments and Contingencies
Total	$242.6	$1,947.5	$2,190.1
(1) See referenced note of Notes to the Consolidated Financial Statements for additional information about the obligation.
See Note 11 - Commitments and Contingencies, of Notes to the Consolidated Financial Statements, for a description of the Company's lease guarantees.
We believe that our unrestricted cash and cash equivalents on hand, cash flow from operations and the borrowing capacity available under our Credit Facility will provide us with adequate liquidity for at least the next twelve months.

COVID-19 Pandemic Actions - Impacts on Liquidity

The measures put in place by various governmental entities to help contain the spread of the COVID-19 virus had a significant adverse impact on our restaurant and rental operations over the last ten months of 2020 and a continuing, although less significant, impact in 2021. In response to the uncertainties related to the pandemic, we took several actions that impacted our liquidity in both 2021 and 2020, as discussed below:

Capital Allocation Changes

We temporarily suspended repurchasing our common stock and the declaration of dividends on our common stock after the first quarter of 2020. After evaluating repurchases of common stock and dividend payments on common stock within the context of our overall capital allocation strategy, giving consideration to our current and forecast earnings, financial condition, cash requirements and other factors, we resumed repurchasing our common stock in November 2021 under our existing $200 million stock repurchase program approved by the Board of Directors in 2019 (the “2019 Repurchase Program”). Additionally, in October 2021, our Board of Directors declared a fourth quarter 2021 cash dividend of $0.40 per common share, payable in January 2022.

We repurchased $4.5 million of common stock during the year ended December 31, 2021, leaving $65.7 million available for future repurchases under the 2019 Repurchase program as of December 31, 2021. The fourth quarter 2021 dividend of $6.9 million was paid January 7, 2022. We evaluate dividend payments on common stock within the context of our overall capital allocation strategy with our Board of Directors on an ongoing basis. There can be no assurance that we will continue to pay dividends or the amount of such dividends.

Use of Revolving Credit Facility

We drew down a total of $220 million from our Credit Facility in March 2020. We had no immediate need for additional liquidity, but drew on the Credit Facility to maximize our financial flexibility. We repaid the $220 million drawn on the Credit Facility in the month of March 2021. We incurred additional interest expense on the borrowings while outstanding, partially offset by interest income as the majority of the amount drawn was invested in money market funds.

Franchisee Deferrals

In 2020, we offered Applebee's franchisees the opportunity to defer payment of their royalty, advertising and other fees, primarily amounts due for the months of March and April 2020. A total of 30 franchisees representing 94% of Applebee’s restaurants deferred payments totaling $33.4 million. Repayment of deferred amounts, began in the third quarter of 2020, with $19.7 million collected in fiscal 2020. Approximately $13.7 million was collected during the year ended December 31, 2021, which had a favorable impact on cash provided by operating activities in 2021. As of December 31, 2021, there were no deferred amounts outstanding.

In 2020 we offered IHOP franchisees the opportunity to defer their royalty, advertising, equipment rent and sublease rent payments, primarily for the months of March and April 2020. Initially, 193 franchisees representing 58% of IHOP restaurants deferred payments totaling $24.1 million. Including subsequent deferrals made on a case-by case basis, the deferral program totaled $28.6 million. Repayment began in the third quarter of 2020, with $12.0 million collected in fiscal 2020. In certain instances, repayments were temporarily paused for up to 60 days. As of December 31, 2021, the outstanding balance was less than $0.1 million. Approximately $16.5 million was collected during the year ended December 31, 2021, which had a favorable impact on cash provided by operating activities in 2021.

Rent Deferrals

In 2020, we received rent deferrals and abatements on properties we lease of approximately $11 million, primarily related to rent deferrals for properties on which IHOP restaurants are located, of which approximately $6 million was paid in 2020. Approximately $4.8 million was paid during the year ended December 31, 2021, which had an unfavorable impact on cash provided by operating activities in 2021. As of December 31, 2021, the deferred balance was approximately $0.1 million.

Payroll Tax Deferrals

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. Among the various provisions in the CARES Act, the Company utilized the payroll tax deferrals in 2020, where 50% of the payroll taxes deferred in 2020 are to be paid back by December 31, 2021 with the remaining 50% paid back by December 31, 2022. The Company deferred $3.1 million of payroll taxes in 2020 and paid its first required installment of 50% of the deferral in December 2021.

Long-Term Debt

Key provisions of our long-term debt potentially impacting liquidity are summarized below. See Note 8 - Long-term Debt, of Notes to the Consolidated Financial Statements, for additional detail on long-term debt, including the balances outstanding at December 31, 2021 and 2020.

Instruments

Our long-term debt consists of two tranches of fixed rate senior secured notes, the Series 2019-1 4.194% Fixed Rate Senior Secured Notes, Class A-2-I (“Class A-2-I Notes”) in an initial aggregate principal amount of $700 million and the Series 2019-1 4.723% Fixed Rate Senior Secured Notes in an initial aggregate principal amount of $600 million (the “Class A-2-II Notes” and, together with the Class A-2-I Notes, the “2019 Class A-2 Notes”). We also have our Credit Facility, the 2019-1 Variable Funding Senior Notes, Class A-1 (the “2019 Class A-1 Notes”).
Maturity
The legal final maturity of the 2019 Class A-2 Notes is in June 2049, but it is anticipated that, unless repaid earlier, the Class A-2-I Notes will be repaid in June 2024 and the Class A-2-II Notes will be repaid in June 2026.
It is anticipated that any outstanding principal and interest on the 2019 Class A-1 Notes will be repaid in full on or prior to June 2024, subject to two additional one-year extensions at the option of the Company upon the satisfaction of certain conditions.
Payment of Principal and Interest
While the 2019 Class A-2 Notes are outstanding, payment of principal and interest is required to be made on the Class A-2 Notes on a quarterly basis. The payment of principal on the 2019 Class A-2 Notes may be suspended when the leverage ratio for the Company and its subsidiaries is less than or equal to 5.25x. Exceeding the leverage ratio of 5.25x does not violate any covenant related to the Class A-2 Notes.
As of December 31, 2021 our leverage ratio was 3.86x. Therefore, quarterly principal payments are not required. During 2021, our leverage ratio exceeded 5.25x until the quarterly payment period ended September 30, 2021. Accordingly, we made three principal payments totaling $9.75 million in 2021.
We made four quarterly interest payments on the Class A-2 Notes totaling $57.3 million during the year ended December 31, 2021.
Make-whole Premiums
We may voluntarily repay the Class A-2 Notes at any time; however, if repaid prior to certain dates we would be required to pay make-whole premiums. As of December 31, 2021, the make-whole premium associated with voluntary prepayment of the Class A-2-I Notes was approximately $10 million; this amount declines each quarter to zero in June 2022. As of December 31, 2021, the make-whole premium associated with voluntary prepayment of the Class A-2-II Notes was approximately $39 million; this amount declines each quarter to zero in June 2024. We would also be subject to a make-whole premium in the event of a mandatory prepayment required following a Rapid Amortization Event or certain asset dispositions. The mandatory make-whole premium requirements are considered embedded derivatives that must be bifurcated for separate valuation. We estimated the fair value of these derivatives to be immaterial as of December 31, 2021, based on the probability-weighted discounted cash flows associated with either event.
Covenants and Restrictions
Our long-term debt is subject to a series of covenants and restrictions customary for transactions of this type, including maintenance of a debt service coverage ratio (“DSCR”). In general, the DSCR ratio is Net Cash Flow for the four quarters preceding the calculation date divided by the total debt service payments of the preceding four quarters. The complete definitions of the DSCR and all calculation elements are contained in the indenture, and subsequent amendments thereto, under which the Class A-2 Notes were issued.

Failure to maintain a prescribed DSCR can trigger the following events:
•DSCR less than 1.75x - Cash Flow Sweeping Event
•DSCR less than 1.20x - Rapid Amortization Event
•Interest-only DSCR less than 1.20x - Manager Termination Event
•Interest-only DSCR less than 1.10x - Default Event

Our DSCR for the reporting period ended December 31, 2021 was approximately 4.7x.

Credit Facility

The variable interest rate for borrowings under the Credit Facility is the three-month LIBOR rate plus 2.15% for 60% of the advances and the commercial paper funding rate of our conduit investor plus 2.15% for 40% of the advances. There is a commitment fee of 50 basis points on any unused portion of the Credit Facility and undrawn face amounts of outstanding letters of credit that are not cash collateralized accrue a fee of 2.15% per annum.

In March 2021, we repaid $220.0 million of amounts outstanding under the Credit Facility and have not utilized the Credit Facility subsequent to that repayment. As such, there were no borrowings outstanding under the Credit Facility at December 31, 2021. At December 31, 2021, $3.3 million was pledged against the Credit Facility for outstanding letters of credit, leaving $221.7 million of the Credit Facility available for borrowing. The letters of credit are used primarily to satisfy insurance-related collateral requirements.
The weighted average interest rate on Credit Facility borrowings for the period outstanding during the year ended December 31, 2021 was 2.42%. We made four quarterly payments, comprised of interest and fees, totaling $2.3 million related to the Credit Facility during the year ended December 31, 2021.

The U.K. Financial Conduct Authority announced in 2017 that it intends to phase out LIBOR, initially by the end of 2021. On November 30, 2020, the Federal Reserve announced that LIBOR will be phased out and eventually replaced by June 2023. In the same announcement, U.S. banks were instructed to stop writing contracts using LIBOR by the end of 2021 and all contracts using LIBOR should be amended or terminated by June 30, 2023. We do not believe that the discontinuation of LIBOR as a reference rate for our 2019 Class A-1 Notes will have a material adverse effect on our financial position or materially affect our interest expense; however, it is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates.

Cash Flows			Variance 2021 vs 2020 Favorable (Unfavorable)		Variance 2021 vs 2019 Favorable (Unfavorable)
	2021	2020		2019
	(In millions)
Net cash provided by operating activities	$195.8	$96.5	$99.3	$155.2	$40.6
Net cash provided by (used in) investing activities	3.9	18.7	(14.8)	(0.2)	4.1
Net cash(used in) provided by financing activities	(230.4)	168.4	(398.8)	(182.9)	(47.5)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(30.7)	$283.6	$(314.3)	$(27.9)	$(2.8)
Operating Activities
Cash provided by operating activities is primarily driven by revenues earned and collected from our franchisees, and profit from our company-owned restaurants, rental operations and financing operations.
Cash provided by operating activities increased $99.3 million in 2021 compared to 2020 and $40.6 million compared to 2019. The components of those changes are as follows:

			Variance 2021 vs 2020 Favorable (Unfavorable)		Variance 2021 vs 2019 Favorable (Unfavorable)
	2021	2020		2019
	(In millions)
Net income (loss)	$97.9	$(104.0)	$201.9	$104.3	$(6.4)
Non-cash reconciling items	51.4	164.2	(112.8)	47.6	3.8
Changes in working capital	46.5	36.3	10.2	3.3	43.2
Cash provided by operating activities	$195.8	$96.5	$99.3	$155.2	$40.6

The significant increase in net income in 2021 compared to 2020 was due to an increase in gross profit and the absence of impairment charges taken in 2020 that did not recur in 2021, partially offset by higher G&A expenses, each of which was discussed in preceding sections of this MD&A. Non-cash reconciling items (primarily closure and impairment charges, depreciation and amortization, deferred income taxes, stock-based compensation and loss on extinguishment of debt) decreased $112.8 million from 2020. The decrease primarily was due to impairments of goodwill, intangible assets and long-lived tangible assets totaling $129.6 million taken in 2020 that did not recur in 2021 as discussed in preceding sections of this MD&A. Net changes in working capital provided cash of $46.5 million during 2021 compared to providing cash of $36.3 million during 2020. This favorable change of $10.2 million between years primarily resulted from collection in 2021 of the franchisee deferrals discussed above and an increase in accrued employee incentive compensation, partially offset by an increase in income taxes paid.

The decrease in in net income in 2021 compared to 2019 primarily was due to decrease in gross profit and higher G&A expenses, each of which was discussed in preceding sections of this MD&A. Non-cash reconciling items (primarily closure and impairment charges, depreciation and amortization, deferred income taxes, stock-based compensation and loss on extinguishment of debt) decreased $3.8 million from 2020. The decrease primarily was due to a loss on extinguishment of debt in 2019 that did not recur in 2021. Net changes in working capital provided cash of $46.5 million during 2021 compared to providing cash of $3.3 million during 2019. This favorable change of $43.2 million between years primarily due to an increase in accrued employee incentive compensation, the timing of payments of marketing accruals and a decrease in income taxes paid.

Investing Activities

Investing activities provided net cash of $3.9 million for the year ended December 31, 2021, as compared to providing net cash of $18.7 million in 2020 and using net cash of $0.1 million in 2019. The components of those changes are as follows:

			Variance 2021 vs 2020 Favorable (Unfavorable)		Variance 2021 vs 2019 Favorable (Unfavorable)
	2021	2020		2019
	(In millions)
Principal receipts from notes, equipment contracts and other long-term receivables	$20.2	$31.2	$(11.0)	$24.1	$(3.9)
Additions to property and equipment	(16.8)	(10.9)	(5.9)	(19.4)	2.6
Additions to long-term receivables	—	(1.5)	1.5	(7.0)	7.0
Other	0.5	—	0.5	2.2	(1.7)
Cash provided by (used in) investing activities	$3.9	$18.7	$(14.9)	$(0.1)	$4.0

Principal receipts from notes, equipment contracts and other long-term receivables in 2021 decreased compared to 2020 due to the early payoff of several notes in 2020 that did not recur in 2021 and a progressive decline in annual collections as balances are repaid. Principal receipts from notes, equipment contracts and other long-term receivables in 2021 decreased compared to 2019 due a progressive decline in annual collections as balances are repaid.

Additions to property and equipment increased in 2021 as compared to 2020 due to increased capital spending at company restaurants as well as spending reductions in 2020 because of the pandemic. Additions to long-term receivables for loans to franchisees we made in 2019 did not recur in 2021.

The following table represents the timing of principal receipts from the Company's long-term receivables for equipment, direct financing receivables and other notes receivable from franchisees as of December 31, 2021:

	Principal Receipts Due By Period
	2022	2023	2024	2025	2026	Thereafter	Total
	(In millions)
Equipment leases(1)	$7.3	$7.0	$6.4	$5.3	$3.9	$3.5	$33.4
Direct financing leases(2)	6.6	3.3	1.4	0.7	0.7	4.0	16.7
Other notes(3)	5.5	3.6	2.6	1.5	1.8	0.0	15.0
Total	$19.4	$13.9	$10.4	$7.5	$6.4	$7.5	$65.1
______________________________________________
(1)Equipment lease receivables extend through the year 2029.
(2)Direct financing lease receivables extend through the year 2041.
(3)Other notes receivable extend through the year 2026.

Financing Activities
Financing activities used cash of $230.5 million during the year ended December 31, 2021, as compared to providing cash of $168.4 million in 2020 and using cash of $182.9 million in 2019 . The components of the changes are as follows:

			Variance 2021 vs 2020 Favorable (Unfavorable)		Variance 2021 vs 2019 Favorable (Unfavorable)
	2021	2020		2019
	(In millions)
Repurchase of common stock	$(4.2)	$(29.9)	$25.7	$(109.7)	$105.5
Dividends paid	—	(23.9)	23.9	(46.9)	46.9
Net (repayment) issuance of long-term debt, including issuance costs	(9.8)	(3.3)	(6.5)	3.1	(12.9)
Net (repayment of) borrowing from Credit Facility	(220.0)	220.0	(440.0)	(25.0)	(195.0)
All other	3.5	5.4	(1.9)	(4.4)	7.9
Cash (used in) provided by financing activities	$(230.5)	$168.3	$(398.8)	$(182.9)	$(47.6)

Several actions we took in 2020 noted above in response to the COVID-19 pandemic were the primary factors underlying the significant changes shown above. In March 2021, we repaid $220 million that was drawn on our Credit Facility in March 2020. In March 2020, we temporarily suspended repurchasing our common stock and paying dividends on common stock after the onset of the pandemic. Prior to the suspension, we used cash totaling $53.8 million for dividends and stock repurchases in 2020. We resumed repurchasing common stock in November 2021.
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

			Variance 2021 vs 2020 Favorable (Unfavorable)		Variance 2021 vs 2019 Favorable (Unfavorable)
	2021	2020		2019
	(In millions)
Cash flows provided by operating activities	$195.8	$96.5	$99.3	$155.2	$40.6
Net receipts from notes and equipment receivables	12.0	21.0	(9.0)	13.0	(1.0)
Additions to property and equipment	(16.8)	(10.9)	(5.9)	(19.4)	2.6
Adjusted free cash flow	$191.0	$106.6	$84.4	$148.8	$42.2

The increase in adjusted free cash flow in 2021 compared to 2020 primarily was due to the increase in cash provided by operating activities, partially offset by a decrease in receipts from notes and equipment receivables and an increase in capital expenditures, each of which was discussed in preceding sections of this MD&A. The increase in adjusted free cash flow in 2021 compared to 2019 primarily was due to the increase in cash provided by operating activities.

Capital Allocation

We suspended our repurchasing of common stock and the declaration of dividends on our common stock after the first quarter of 2020 due to COVID-19 pandemic. After evaluating repurchases of common stock and dividend payments on common stock within the context of our overall capital allocation strategy, giving consideration to our current and forecast earnings, financial condition, cash requirements and other factors, we resumed repurchasing our common stock and the declaration of dividends in the fourth quarter of 2021.

Dividends

During the year ended December 31, 2021, our Board of Directors declared a fourth quarter 2021 cash dividend of $0.40 per share, paid in January 2022. See Note 12 - Stockholders' Deficit, of the Notes to the Consolidated Financial Statements included in this report for all dividends paid and declared in fiscal 2021, 2020 and 2019.

On February 17, 2022, our Board of Directors declared a first quarter 2022 cash dividend of $0.46 per share of common stock, payable on April 1, 2022 to the stockholders of record as of the close of business on March 21, 2022.

Share Repurchases

A summary of shares repurchased under the 2019 Repurchase Program, during the year ended December 31, 2021 and cumulatively, is as follows:

	Shares	Cost of shares
		(In millions)
2019 Repurchase Program:
Repurchased during the year ended December 31, 2021	59,099	$4.5
Cumulative (life-of-program) repurchases	1,756,696	$134.3
Remaining dollar value of shares that may be repurchased	n/a	$65.7

See Note 12 - Stockholders' Deficit, of the Notes to the Consolidated Financial Statements included in this report for shares repurchased in fiscal 2021, 2020 and 2019.

On February 17, 2022, the Company's Board of Directors authorized a new share repurchase program, effective April 1, 2022, of up to $250 million (the “2022 Repurchase Program”). Approximately $66 million remained available for repurchases under the existing 2019 Share Repurchase Program as of December 31, 2021. In connection with the approval of the 2022 Repurchase Program, effective April 1, 2022, the 2019 Share Repurchase Program will terminate.

From time to time, we also repurchase shares owned and tendered by employees to satisfy tax withholding obligations on the vesting of restricted stock awards. Shares are deemed purchased at the closing price of our common stock on the vesting date. See Part II, Item 5 for detail on all share repurchase activity during the fourth quarter of 2021.

Critical Accounting Estimates
We prepare our consolidated financial statements in accordance with United States generally accepted accounting principles (“U.S. GAAP”). Our significant accounting policies are comprehensively described in Note 2 - Basis of Presentation and Significant Accounting Policies, of the Notes to the Consolidated Financial Statements contained in Part II, Item 8 of this 10-K. We believe the accounting policies discussed below are particularly important to the understanding of our consolidated financial statements and require higher degree of judgment and/or complexity in the preparation of those consolidated financial statements. In exercising those judgments, we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an ongoing basis, we evaluate our estimates based on historical experience, current conditions and various other assumptions that we believe to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. Accounting assumptions and estimates are inherently uncertain and actual results may differ materially from our estimates. Changes in estimates and judgments could significantly affect our results of operations, financial condition and cash flow in the future.
Goodwill and Intangible Assets
Goodwill and intangible assets considered to have an indefinite life are evaluated throughout the year to determine if indicators of impairment exist. Such indicators include, but are not limited to, events or circumstances such as a significant adverse change in our business, in the business overall climate, unanticipated competition, a loss of key personnel, adverse legal or regulatory developments or a significant decline in the market price of our common stock.
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
There is an inherent degree of uncertainty in preparing any forecast of future results. Future trends in system-wide sales are dependent to a significant extent on national, regional and local economic conditions, and, to a lesser extent, on global economic conditions, particularly those conditions affecting the demographics of the guests that frequently patronize our restaurants. There are numerous potential events that could reasonably be expected to negatively affect the forecast of system-wide sales, including a decrease in customers' disposable income available for discretionary spending or a decrease in the perceived wealth of customers, as well as unexpected events such as a global pandemic. As a result, our restaurants could experience a decline in sales and/or customer traffic as potential customers choose lower-cost alternatives (such as quick-service restaurants) or other alternatives to dining out. Any decreases in customer traffic or average customer check due to these or other reasons could reduce gross sales at franchise restaurants, resulting in lower royalty and other payments from franchisees. This could reduce the profitability of franchise restaurants, potentially impacting the ability of franchisees to make royalty payments owed to us when due, which could adversely impact our current cash flow from franchise operations, and negatively impacting franchisees’ ability to develop new restaurants, which could adversely impact our future cash flows from franchise operations. Any decreases in customer traffic or average customer check also could reduce the profitability of our company-operated restaurants. Significant increases in either the estimated income tax rate or the discount rate also could adversely impact estimated fair values used in quantitative tests for impairment.

As discussed above under “Events Impacting Comparability of Financial Information - COVID 19 Pandemic,” government-mandated restrictions had a significant adverse impact on industry-wide restaurant operations in 2020. As a result, we performed quantitative impairment tests of our goodwill and intangible that reflected, among other things, a reduction in future system-wide sales and resulted in impairment of the goodwill of the Applebee's franchise unit, Applebee's tradename and other intangible assets during the year ended December 31, 2020. See Note 6 - Goodwill and Note 7 - Intangible Assets, of the Notes to the Consolidated Financial Statements for a detail description of these impairments.
During the year ended December 31, 2021, we qualitatively assessed our goodwill and intangible assets for impairment. One of the primary considerations underlying those assessments was the improvement in our system-wide sales in 2021 compared to the year ended December 31, 2020, as discussed above under “Consolidated Results of Operations - Fiscal 2021, 2020 and 2019,” and the impact that had on future system-wide sales forecasts relative to the sales forecasts that had been used in performing the 2020 quantitative tests for impairment. We concluded it was more likely than not that the fair values of goodwill and intangible assets exceeded their respective carrying amounts and quantitative tests of impairment were not necessary during the year ended December 31, 2021.
Long-Lived Assets
On a regular basis, we assess whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived tangible assets (primarily assets related to properties and equipment leased or subleased to franchisees, including operating lease right-of-use assets recorded upon adoption of ASC 842) may not be recoverable. We test impairment using historical cash flows and other relevant facts and circumstances as the primary basis for our estimates of future cash flows. Significant factors considered include, but are not limited to, current and forecast sales, current and forecast cash flows, the number of years the franchisee's restaurant has been in operation, its remaining lease life, and other factors which apply on a case-by-case basis. The analysis is performed at the individual restaurant level for indicators of permanent impairment. Recoverability of the Company's assets is measured by comparing the assets' carrying value to the undiscounted cash flows expected to be generated over the assets' remaining useful life or remaining lease term, whichever is less. This assessment requires the use of estimates and assumptions as to future cash flows of individual restaurants and properties, which are subject to a high degree of judgment and are unique to each property. If assumptions as to future cash flows decrease in the future, we may be required to record impairment charges for these assets. See Note 13 - Closure and Long-lived Tangible Asset

Impairment Charges, of the Notes to the Consolidated Financial Statements for additional information on impairments of long-lived tangible assets.
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
We estimate credit loss reserves in the following manner. We record specific reserves against account balances of franchisees deemed “at-risk” when a potential loss is likely or imminent as a result of prolonged payment delinquency (greater than 90 days past due) and where notable credit deterioration has become evident. For financial assets that are not currently deemed “at-risk,” an allowance is recorded based on expected loss rates that consider four components - historical losses, current conditions, reasonable and supportable forecasts and a reversion to history, if applicable.

The majority of our allowance for credit losses is comprised of specific reserves related to individual franchisees. These reserves are subject to a high degree of judgment and are unique to each franchisee. Changes in circumstances relating to each franchisee may result in increases or decreases to the allowance for credit losses in the future. Since adoption of the CECL methodology, the portion of the allowance based on expected loss rates has not been a material component of the total allowance for credit losses.
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

Accounting Standards Adopted in the Current Fiscal Year
See Note 2 - Basis of Presentation and Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements included in this report for a description of accounting standards we adopted in fiscal 2021.

Newly Issued Accounting Standards Not Yet Adopted
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
Interest Rate Risk
The significant majority of our long-term debt outstanding at December 31, 2021 was issued at fixed interest rates (see Note 8 - Long-Term Debt, of the Notes to Consolidated Financial Statements). We are only exposed to interest rate risk on borrowings we make under our 2019 Class A-1 Notes, a revolving credit facility (the “Credit Facility”), borrowings from which are subject to variable interest rates. In March 2020, we drew down $220.0 million from the Credit Facility, all of which was repaid in March 2021, with no borrowings from the Credit Facility outstanding at December 31, 2021. A 1% increase or decrease in interest rates would not have a material impact on any fees associated with the Credit Facility.
We do not engage in speculative transactions nor do we hold or issue financial instruments for trading purposes. We had no material amounts of derivative instruments at December 31, 2021 and did not hold any material amount of derivative instruments during the year ended December 31, 2021.
Investments in instruments earning a fixed rate of interest carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. We currently do not hold any fixed rate investments.
Based on our interest-earning cash, cash equivalents and restricted cash balances as of December 31, 2021, a 1% increase in interest rates would increase our annual interest income by approximately $1.7 million. A 1% decline in interest rates would decrease our annual interest income by less than this amount as the majority of our cash, cash equivalents and restricted cash accounts are currently yielding less than 1%.
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
The Company and owners of Applebee's and IHOP franchise restaurants are members of CSCS, a Co-op that manages procurement activities for the Applebee's and IHOP restaurants that belong to the Co-op. We believe the larger scale created by combining the supply chain requirements of both brands under one organization can provide cost savings and efficiency in the purchasing function. As of December 31, 2021, 100% of Applebee's domestic franchise restaurants and 99.8% of IHOP domestic franchise restaurants are members of CSCS. In some instances, IHOP and Applebee's may be required to guarantee their purchase of any remaining inventory of certain food and other items purchased by CSCS for the purpose of supplying limited time promotions on behalf of the Applebee's and IHOP systems as a whole. None of these food product guarantees is a derivative instrument. At December 31, 2021, our outstanding guarantees for food product purchases were $3.4 million.

International Currency Exchange Rate Risk
We have minimal exposure to international currency exchange rate fluctuations. Revenue derived from all international country operations comprised less than 2% of total consolidated revenue for the year ended December 31, 2021, such that a hypothetical concurrent 10% adverse change in the currency of every international country in which our franchisees operate restaurants would have a negative impact of less than 0.2% of our consolidated revenue. We do not hold a material amount of cash and cash equivalents in currencies other than the U.S. Dollar.

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Dine Brands Global, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Dine Brands Global, Inc. and Subsidiaries (the Company) as of January 2, 2022 and January 3, 2021, the related consolidated statements of comprehensive income (loss), stockholders’ deficit and cash flows for each of the three years in the period ended January 2, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 2, 2022 and January 3, 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 2, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 2, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 2, 2022 expressed an unqualified opinion thereon.

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

Measurement and valuation of allowance for credit losses
Description of the Matter
As of January 2, 2022, the Company’s allowance for credit losses was $11.9 million against a gross receivables balance of $174.4 million. As discussed in Note 4 to the consolidated financial statements, the Company’s gross receivables primarily consist of amounts due from franchisees related to royalties, advertising fees, leases, and equipment notes, as well as gift card receivables due from third-party vendors. The carrying amount of receivables, net of the allowance, represents the total amount expected to be collected over the life of the receivables. Included in the allowance for credit losses are specific reserves against account balances due from franchisees which are deemed to be “at-risk” based primarily on payment delinquency.

Auditing the allowance for credit losses was complex due to the judgmental nature and the degree of subjectivity involved with evaluating management’s assessment of the collectability of at-risk receivables. In addition to historical collection data, such assessments of the amounts expected to be collected include franchisee-specific evaluations of creditworthiness, which involve a high level of subjectivity.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the establishment of allowance for credit losses, including the information used by management in those controls.

Our audit procedures included, among others, validating the completeness of the identified at-risk receivables based on payment delinquency. We tested management's assessment of historical collections by performing a retrospective analysis over past due balances. We also tested management's evaluation of the creditworthiness of franchisees with material at-risk balances based on management's communications with such franchisees and review of franchisee financial performance. Additionally, we considered payments received subsequent to year end as part of our evaluation of management's assumptions regarding the collectability of the balances.

/s/ ERNST & YOUNG LLP

We have served as the Company’s auditor since 2004.

Los Angeles, California
March 2, 2022

Dine Brands Global, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share amounts)

	December 31,
Assets	2021	2020
Current assets:
Cash and cash equivalents	$361,412	$383,369
Receivables, net of allowance of $4,959 (2021) and $15,057 (2020)	119,968	121,897
Restricted cash	47,541	39,884
Prepaid gift card costs	28,175	29,080
Prepaid income taxes	10,529	6,178
Other current assets	6,728	6,098
Total current assets	574,353	586,506
Other intangible assets, net	539,390	549,671
Operating lease right-of-use assets	335,428	346,086
Goodwill	251,628	251,628
Property and equipment, net	179,411	187,977
Deferred rent receivable	50,257	56,449
Long-term receivables, net of allowance of $6,897 (2021) and $7,999 (2020)	42,493	54,512
Non-current restricted cash	16,400	32,800
Other non-current assets, net	10,006	9,316
Total assets	$1,999,366	$2,074,945

Liabilities and Stockholders' Deficit
Current liabilities:
Current maturities of long-term debt	$—	$13,000
Accounts payable	55,956	37,424
Gift card liability	165,530	144,159
Current maturities of operating lease obligations	72,079	69,672
Current maturities of finance lease and financing obligations	10,693	11,293
Accrued employee compensation and benefits	40,785	21,237
Accrued advertising expenses	33,752	21,641
Deferred franchise revenue, short-term	7,246	7,682
Dividends payable	6,919	—
Other accrued expenses	17,770	22,460
Total current liabilities	410,730	348,568
Long-term debt, net, less current maturities	1,279,623	1,491,996
Operating lease obligations, less current maturities	320,848	345,163
Finance lease obligations, less current maturities	59,625	69,012
Financing obligations, less current maturities	31,967	32,797
Deferred income taxes, net	76,228	78,293
Deferred franchise revenue, long-term	46,100	52,237
Other non-current liabilities	17,052	11,530
Total liabilities	2,242,173	2,429,596
Commitments and contingencies
Stockholders' deficit:
Preferred stock, $1 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; shares: 40,000,000 authorized; 2021 -24,992,275 issued, 17,163,946 outstanding; 2020 - 24,882,122 issued, 16,452,174 outstanding	250	249
Additional paid-in-capital	256,189	257,625
Retained earnings (accumulated deficit)	35,415	(55,553)
Accumulated other comprehensive loss	(59)	(55)
Treasury stock, at cost; shares: 2021 - 7,828,329; 2020 - 8,429,948	(534,602)	(556,917)
Total stockholders' deficit	(242,807)	(354,651)
Total liabilities and stockholders' deficit	$1,999,366	$2,074,945
See the accompanying notes to the consolidated financial statements.

Dine Brands Global, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In thousands, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenues:
Franchise revenues:
Royalties, franchise fees and other	$357,146	$267,959	$368,171
Advertising revenues	274,790	201,494	283,015
Total franchise revenues	631,936	469,453	651,186
Company restaurant sales	146,000	108,054	131,214
Rental revenues	113,933	105,939	120,666
Financing revenues	4,298	5,822	7,112
Total revenues	896,167	689,268	910,178
Cost of revenues:
Franchise expenses:
Advertising expenses	272,303	202,012	281,781
Bad debt (credit) expense	(4,928)	12,756	(365)
Other franchise expenses	28,512	24,204	31,338
Total franchise expenses	295,887	238,972	312,754
Company restaurant expenses	136,748	111,550	123,272
Rental expenses:
Interest expense from finance leases	3,446	4,563	5,602
Other rental expenses	84,397	84,939	85,157
Total rental expenses	87,843	89,502	90,759
Financing expenses	464	528	579
Total cost of revenues	520,942	440,552	527,364
Gross profit	375,225	248,716	382,814
General and administrative expenses	171,838	144,791	162,815
Interest expense, net	63,331	66,895	60,393
Closure and impairment charges	5,409	132,620	1,487
Amortization of intangible assets	10,679	10,903	11,702
Loss on extinguishment of debt	—	—	8,276
Loss (gain) on disposition of assets	2,045	2,069	(332)
Income (loss) before income taxes	121,923	(108,562)	138,473
Income tax (provision) benefit	(24,059)	4,568	(34,127)
Net income (loss)	97,864	(103,994)	104,346
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(4)	3	2
Total comprehensive income (loss)	$97,860	$(103,991)	$104,348
Net income (loss) available to common stockholders:
Net income (loss)	$97,864	$(103,994)	$104,346
Less: Net income allocated to unvested participating restricted stock	(2,295)	(420)	(3,532)
Net income (loss) available to common stockholders	$95,569	$(104,414)	$100,814
Net income (loss) available to common stockholders per share:
Basic	$5.69	$(6.43)	$5.95
Diluted	$5.66	$(6.43)	$5.85
Weighted average shares outstanding:
Basic	16,799	16,230	16,934
Diluted	16,890	16,230	17,245
See the accompanying notes to the consolidated financial statements.

Dine Brands Global, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Deficit
(In thousands)

	Common Stock				Accumulated Other Comprehensive Loss	Treasury Stock
	Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)		Shares	Cost	Total
Balance at December 31, 2018	17,644	$250	$237,726	$10,414	$(60)	7,341	$(450,603)	$(202,273)
Adoption of lease accounting guidance	—	—	—	(5,030)	—	—	—	(5,030)
Net income	—	—	—	104,346	—	—	—	104,346
Other comprehensive gain	—	—	—	—	2	—	—	2
Purchase of common stock	(1,348)	—	—	—	—	1,348	(111,697)	(111,697)
Reissuance of treasury stock	285	(1)	(520)	—	—	(285)	12,490	11,969
Net use of shares for stock plans	(30)	—	—	—	—	—	—	—
Repurchase of restricted shares for taxes	(30)	—	(2,728)	—	—	—	—	(2,728)
Stock-based compensation	—	—	10,808	—	—	—	—	10,808
Dividends on common stock	—	—	982	(48,077)	—	—	—	(47,095)
Tax payments for share settlement of restricted stock units	—	—	(76)	—	—	—	—	(76)
Balance at December 31, 2019	16,522	249	246,192	61,653	(58)	8,404	(549,810)	(241,774)
Adoption of credit loss accounting guidance	—	—	—	(497)	—	—	—	(497)
Net loss	—	—	—	(103,994)	—	—	—	(103,994)
Other comprehensive gain	—	—	—	—	3	—	—	3
Purchase of common stock	(460)	—	—	—	—	460	(26,527)	(26,527)
Reissuance of treasury stock	433	—	1,102	—	—	(433)	19,420	20,522
Net use of shares for stock plans	(8)	—	—	—	—	—	—	—
Repurchase of restricted shares for taxes	(36)	—	(2,479)	—	—	—	—	(2,479)
Stock-based compensation	—	—	12,508	—	—	—	—	12,508
Dividends on common stock	—	—	507	(12,715)	—	—	—	(12,208)
Tax payments for share settlement of restricted stock units	—	—	(205)	—	—	—	—	(205)
Balance at December 31, 2020	16,452	249	257,625	(55,553)	(55)	8,430	(556,917)	(354,651)
Net income	—	—	—	97,864	—	—	—	97,864
Other comprehensive loss	—	—	—	—	(4)	—	—	(4)
Purchase of common stock	(59)	—	—	—	—	59	(4,480)	(4,480)
Reissuance of treasury stock	661	1	(1,459)	—	—	(661)	26,795	25,337
Net use of shares for stock plans	132	—	—	—	—	—	—	—
Repurchase of restricted shares for taxes	(22)	—	(1,771)	—	—	—	—	(1,771)
Stock-based compensation	—	—	11,577	—	—	—	—	11,577
Dividends on common stock	—	—	—	(6,896)	—	—	—	(6,896)
Tax payments for share settlement of restricted stock units	—	—	(9,783)	—	—	—	—	(9,783)
Balance at December 31, 2021	17,164	$250	$256,189	$35,415	$(59)	7,828	$(534,602)	$(242,807)

See the accompanying notes to the consolidated financial statements.

Dine Brands Global, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net income (loss)	$97,864	$(103,994)	$104,346
Adjustments to reconcile net income (loss) to cash flows provided by operating activities:
Depreciation and amortization	39,885	42,829	42,493
Non-cash stock-based compensation expense	11,577	12,508	10,808
Non-cash closure and impairment charges	5,324	132,501	1,485
Non-cash interest expense	2,852	2,698	3,369
Deferred income taxes	(2,065)	(20,049)	(5,494)
Deferred revenue	(6,573)	(7,111)	(7,695)
Loss on extinguishment of debt	—	—	8,276
Loss (gain) on disposition of assets	2,041	2,069	(332)
Other	(1,593)	(1,246)	(3,568)
Changes in operating assets and liabilities:
Accounts receivable, net	7,301	(9,750)	(396)
Deferred rent receivable	6,192	13,859	6,761
Current income tax receivables and payables	(3,837)	16,143	8,677
Operating lease assets and liabilities	(18,212)	(15,179)	(8,567)
Gift card receivables and payables	14,759	12,231	(1,037)
Other current assets	(629)	(2,191)	(498)
Accounts payable	13,131	6,455	583
Accrued employee compensation and benefits	19,714	(1,909)	(3,575)
Accrued advertising expenses	12,111	12,881	(1,166)
Other current liabilities	(4,007)	3,758	710
Cash flows provided by operating activities	195,835	96,503	155,180
Cash flows from investing activities
Principal receipts from notes, equipment contracts and other long-term receivables	20,230	31,155	24,075
Net additions to property and equipment	(16,849)	(10,927)	(19,424)
Proceeds from sale of property and equipment	946	537	2,540
Additions to long-term receivables	—	(1,475)	(6,955)
Other	(466)	(565)	(389)
Cash flows provided by (used in) investing activities	3,861	18,725	(153)
Cash flows from financing activities
Proceeds from issuance of long-term debt	—	—	1,300,000
Repayment of long-term debt	(9,750)	(3,250)	(1,283,750)
Borrowings from revolving credit facility	—	220,000	—
Repayments of revolving credit facility	(220,000)	—	(25,000)
Payment of debt issuance costs	—	—	(13,150)
Dividends paid on common stock	—	(23,934)	(46,859)
Repurchase of common stock	(4,191)	(29,853)	(109,698)
Principal payments of finance lease obligations	(10,238)	(12,451)	(13,639)
Proceeds from stock options exercised	25,337	20,523	11,969
Repurchase of restricted stock for tax payments upon vesting	(1,771)	(2,480)	(2,728)
Tax payments for share settlement of restricted stock units	(9,783)	(205)	(76)
Cash flows (used in) provided by financing activities	(230,396)	168,350	(182,931)
Net change in cash, cash equivalents and restricted cash	(30,700)	283,578	(27,904)
Cash, cash equivalents and restricted cash at beginning of year	456,053	172,475	200,379
Cash, cash equivalents and restricted cash at end of year	$425,353	$456,053	$172,475
Supplemental disclosures
Interest paid	$65,229	$69,208	$66,104
Income taxes paid	$31,300	$11,873	$44,748
Non-cash conversion of accounts receivable to notes receivable	$4,258	$1,307	$185
See the accompanying notes to the consolidated financial statements.

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

1. The Company
The first International House of Pancakes® (“IHOP”) restaurant opened in 1958 in Toluca Lake, California. Shortly thereafter, the Company began developing and franchising additional restaurants. The Company was incorporated as IHOP Corp. under the laws of the State of Delaware in 1976. In November 2007, the Company acquired Applebee's International, Inc., which became a wholly-owned subsidiary of the Company. Effective June 2, 2008, the name of the Company was changed to DineEquity, Inc. and on February 20, 2018, the name of the Company was changed to Dine Brands Global, Inc.® (“Dine Brands Global”). The Company owns, franchises and operates two restaurant concepts: Applebee's Neighborhood Grill + Bar® (“Applebee's”), in the bar and grill segment within the casual dining category of the restaurant industry, and IHOP® in the family dining category of the restaurant industry.
As of December 31, 2021, there were 1,751 IHOP restaurants, of which 1,595 were subject to franchise agreements and 156 were subject to area license agreements. These IHOP restaurants were located in all 50 states of the United States, the District of Columbia, two United States territories and seven countries outside the United States. As of December 31, 2021, there were 1,680 Applebee's® restaurants, of which 1,611 were subject to franchise agreements and 69 were company-operated restaurants. These Applebee's restaurants were located in 49 states of the United States, two United States territories and 11 countries outside the United States.
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
Fiscal Periods
The Company has a 52/53 week fiscal year that ends on the Sunday nearest to December 31 of each year. In a 52-week fiscal year, each fiscal quarter contains 13 weeks, comprised of two, four-week fiscal months followed by a five-week fiscal month. In a 53-week fiscal year, the last month of the fourth fiscal quarter contains six weeks. For convenience, the Company refers to its fiscal years as ending on December 31 and its fiscal quarters as ending on March 31, June 30 and September 30. The December 31, 2021 fiscal year ended January 2, 2022 and contained 52 weeks. The 2020 fiscal year ended January 3, 2021 contained 53 weeks. The 2019 fiscal year ended December 29, 2019 contained 52 weeks.
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
Risks and Uncertainties

The Company is subject to risks and uncertainties as a result of the outbreak of a novel strain of coronavirus, designated “COVID-19” and declared to be a pandemic in March 2020. The Company first began to experience impacts from COVID-19 in March 2020, as federal, state and local governments reacted to the public health crisis by encouraging and/or requiring social distancing, instituting shelter-in-place orders, and requiring, in varying degrees, restaurant dine-in limitations and other restrictions that largely limited the restaurants of the Company's franchisees and its company-operated restaurants to take-out and delivery sales during the initial stages of the pandemic. Subsequently, government-imposed dine-in restrictions have been

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)
relaxed, removed and reinstated as incidents of infection decrease or increase within the respective governmental jurisdictions. As of December 31, 2021, 99% of domestic Applebee's and IHOP restaurants and 32% of international Applebee's and IHOP restaurants were open and operating without government-mandated restriction.

We cannot predict how long the pandemic will last, whether/when recurrences of the virus and its variants may arise, what restrictions on in-restaurant dining may be enacted or re-enacted, the availability and acceptance of vaccines, the timing and extent of customer re-engagement with the Company's brands and, in general, what the short- and long-term impact on consumer discretionary spending the COVID-19 pandemic might have on the Company and the restaurant industry as a whole, all of which are uncertain and cannot be predicted. As such, the extent to which the COVID-19 pandemic may continue to materially impact the Company's financial condition, liquidity, or results of operations remains highly uncertain.

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
Accounts receivable are derived from revenues earned from franchisees and area licensees located primarily in the United States. Financing receivables arise from the financing of restaurant equipment, real estate leases or franchise fees with the Company by IHOP franchisees. The Company is subject to a concentration of credit risk with respect to receivables from franchisees that own a large number of Applebee's or IHOP restaurants. As of December 31, 2021, two franchisees (one Applebee's franchisee and one franchisee with cross-brand ownership) operated a combined total of 825 Applebee's and IHOP restaurants in the United States, which comprised 26.1% of the total Applebee's and IHOP franchise and area license restaurants in the United States. Revenues from these two franchisees represented 18.0%, 17.1%, and 17.4% of total consolidated revenue for the years ended December 31, 2021, 2020 and 2019, respectively. One franchisee represented 11.8%, 11.0% and 10.6% of total consolidated revenue for the years ended December 31, 2021, 2020 and 2019, respectively. Receivables from these franchisees totaled $19.7 million and $20.4 million at December 31, 2021 and 2020, respectively.
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

	December 31,
	2021	2020
	(In millions)
Money market funds	$30.0	$175.0
IHOP advertising funds and gift card programs	101.5	71.6
Other depository accounts	229.9	136.8
Total cash and cash equivalents	$361.4	$383.4
Restricted Cash
Current
Current restricted cash primarily consisted of funds required to be held in trust in connection with the Company's securitized debt and funds from Applebee's franchisees pursuant to franchise agreements, usage of which was restricted to advertising activities. The components of current restricted cash were as follows:

	December 31,
	2021	2020
	(In millions)
Securitized debt reserves	$29.9	$27.0
Applebee's advertising funds	17.5	12.8
Other	0.1	0.1
Total current restricted cash	$47.5	$39.9

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)
Non-current
Non-current restricted cash of $16.4 million and $32.8 million at December 31, 2021 and 2020, respectively, represents interest reserves set aside for the duration of the securitized debt. The required reserve is approximately one quarter's interest payment on the Company's securitized debt. The Company voluntarily increased the amount held in non-current cash to twice the required amount during the year ended December 31, 2020 and reduced the reserve back to the minimum amount during the year ended December 31, 2021.
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
Long-Lived Assets
On a regular basis, the Company assesses whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived assets (primarily assets related to property and equipment leased or subleased to franchisees) may not be recoverable. The analysis is performed at the restaurant level for indicators of impairment. The Company tests for impairment using current and historical operating results and cash flows as well as other relevant facts and circumstances as the primary basis for estimates of future cash flows. The Company considers factors such as the number of years the franchisee's restaurant has been in operation, sales trends, cash flow trends, remaining lease life and other factors which apply on a case-by-case basis. Continuing losses associated with an asset are an indicator of impairment.
If it is decided that there has been an impairment, the carrying amount of the asset is written down to the estimated fair value as determined in accordance with U.S. GAAP governing fair value measurements. The primary method of estimating fair value is based on a discounted cash flow analysis. Any loss resulting from impairment is recognized as a charge against operations.
See Note 13 - Closure and Long-lived Tangible Asset Impairment Charges, of the Notes to the Consolidated Financial Statements for additional information.
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
When evaluating goodwill and indefinite-lived intangible assets for impairment, under U.S. GAAP, the Company may first perform an assessment of qualitative factors to determine if the fair value of the reporting unit or the intangible asset is more-likely-than-not greater than the carrying amount. Such qualitative factors include, but are not limited to, macro-economic conditions, market and industry conditions, cost considerations, current and future income tax rates, the competitive environment, fluctuations in the market value of the Company's common stock, absolute and relative to peers, overall financial performance and results of past impairment tests. If, based on a review of the qualitative factors, the Company determines it is more-likely-than-not that the fair value is greater than the carrying value, the Company may bypass a quantitative test for impairment.
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
In determining the amount and timing of revenue from contracts with customers, the Company exercises judgment with respect to collectibility of the amount; however, the timing of recognition does not require significant judgment as it is based on either the franchise term, the month of sale as reported by the franchisee or the date of product shipment, none of which require estimation.
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
Gift Card
The Company administers gift card programs for Applebee's and IHOP. The Company records a liability in the period in which a gift card is sold and recognizes costs associated with its administration of the gift card programs as prepaid assets when the costs are incurred. The liability and prepaid asset recorded on the Company's books are relieved when gift cards are redeemed. If redemption occurs at a franchisee-operated restaurant, the gift card revenue, net of costs, is remitted to the franchisee. The Company receives gift card breakage revenue only from gift cards redeemed at company-operated restaurants. Breakage revenue for gift cards estimated to be redeemable at company-operated restaurants for the years ended December 31, 2021 and 2020 was $0.3 million in each year. Breakage revenue was not recorded for the year ended December 31, 2019 as the Company did not have sufficient history from operating the restaurants on which to base an estimate for breakage.
Allowance for Credit Losses
The allowance for credit losses is the Company's best estimate of the amount of probable credit losses incurred on existing receivables; however, changes in circumstances relating to receivables may result in changes to the allowance in the future. The Company determines the allowance based on historical losses, current conditions, and reasonable and supportable forecasts used in assessing the franchisee's or area licensee's ability to pay outstanding balances. The primary indicator of credit quality is delinquency, which is considered to be a receivable balance greater than 90 days past due. The Company continually reviews the allowance for credit losses. Past due balances and future obligations are reviewed individually for collectability. Account balances are charged against the allowance after all collection efforts have been exhausted and the potential for recovery is considered remote. See Note 4, Current Expected Credit Losses, of the Notes to the Consolidated Financial Statements for additional information.

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
Operating lease assets and liabilities are recognized at the lease commencement date, or were recognized upon adoption of ASC 842. Operating lease liabilities represent the present value of lease payments not yet paid. Operating lease assets represent the Company's right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives and impairment of operating lease assets.
The Company's lease agreements generally do not provide information to determine the implicit interest rate in the agreements. This requires the Company to estimate an incremental borrowing rate to be used in calculating operating lease liabilities as of the adoption or commencement date. The Company estimates the incremental borrowing rate primarily by reference to (i) yield rates on debt issuances by companies of a similar credit rating as the Company; (ii) U.S. Treasury rates as of the adoption or commencement date; and (iii) adjustments for differences between these rates and the lease term.
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
The rental payments (as lessee) or receipts (as lessor) on those property leases that meet the finance lease criteria result in the recognition of interest expense or interest income and a reduction of finance lease obligation or financing lease receivable, respectively. Finance lease obligations are amortized based on the Company's incremental borrowing rate and direct financing lease receivables are amortized using the implicit interest rate.
Pre-opening Expenses
Expenditures related to the opening of new or relocated restaurants are charged to expense when incurred.
Advertising
Advertising expense reflected in the Consolidated Statements of Comprehensive Income (Loss) includes contributions to the national advertising fund made by Applebee's and IHOP, local marketing advertising costs incurred by company-operated restaurants, and certain advertising costs incurred by the Company to benefit future franchise operations. Costs of advertising typically are expensed either as incurred or the first time the advertising takes place. Any excess or deficiency of advertising fee revenue compared to advertising expenditures, is recognized in the fourth quarter of the Company's fiscal year. Any excess of revenue over expenditures is recognized only to the extent of previously recognized deficits. When advertising revenues exceed the related advertising expenses and there is no recovery of a previously recognized deficit of advertising revenues, advertising costs are accrued up to the amount of revenues.
Advertising expense included in company restaurant operations for the years ended December 31, 2021, 2020 and 2019 was $6.8 million, $5.2 million and $6.1 million, respectively.

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
The fair values of non-current financial instruments, determined based on Level 2 inputs, are shown in the following table:

	December 31,
	2021	2020
	(In millions)
Face value of Series 2019-1 Fixed Rate Senior Secured Notes	$1,287.0	$1,296.8
Fair value of Series 2019-1 Fixed Rate Senior Secured Notes	$1,312.9	$1,259.5

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

The Company is taxed on global intangible low-tax income ("GILTI") earned by certain foreign subsidiaries and recognizes the current tax on GILTI as an expense in the period the tax is incurred. The Company includes the current tax impact of GILTI in our effective tax rate.

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
Other Comprehensive Income (Loss)
For the years ended December 31, 2021, 2020 and 2019, the income tax benefit or provision allocated to items of other comprehensive income (loss) was not significant.
Treasury Stock
The Company may from time to time utilize treasury stock when vested stock options are exercised, when restricted stock awards are granted and when restricted stock units settle in stock upon vesting. The cost of treasury stock re-issued is determined using the first-in, first-out method.
Dividends
Dividends declared on common stock are recorded as a reduction of retained earnings to the extent retained earnings are available at the close of the period prior to the date of the dividend declaration. Dividends declared in excess of retained earnings are recorded as a reduction of additional paid-in capital.
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
Franchise Segment
As of December 31, 2021, the franchise operations reportable segment consisted of 1,611 restaurants operated by Applebee's franchisees in the United States, two United States territories and 11 countries outside the United States and 1,751 restaurants operated by IHOP franchisees and area licensees in the United States, two United States territories and seven countries outside the United States. Franchise operations revenue consists primarily of royalties and advertising fees based on a percentage of the franchisee's gross sales, sales of proprietary products (primarily IHOP pancake and waffle dry mixes) and other franchise fees.
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
Financing Segment
Financing operations revenue primarily consists of interest income from the financing of IHOP franchise fees and equipment leases, notes receivable from Applebee's and IHOP franchisees and sales of equipment associated with refranchised IHOP restaurants. Financing expenses are the cost of restaurant equipment.
Company Segment
As of December 31, 2021, the Company operated 69 Applebee's restaurants that were acquired from a former franchisee in December 2018. All company-operated restaurants were located in the United States. Company restaurant sales are retail sales at company-operated restaurants. Company restaurant expenses are operating expenses at company-operated restaurants and include food, beverage, labor, benefits, utilities, rent and other operating costs.

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

3. Revenue Disclosures

The following table disaggregates our franchise revenues by major type for the years ended December 31, 2021, 2020 and 2019:

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

3. Revenue Disclosures (Continued)

	Year ended December 31,
	2021	2020	2019
	(In thousands)
Franchise Revenues:
Royalties	$292,372	$215,214	$302,169
Advertising fees	274,790	201,494	283,015
Pancake and waffle dry mix sales and other	51,250	38,936	53,973
Franchise and development fees	13,524	13,809	12,029
Total franchise revenues	$631,936	$469,453	$651,186

Accounts and other receivables related to franchise revenues as of December 31, 2021 and 2020 were $66 million (net of allowance of $1.1 million) and $76.3 million (net of allowance of $11.4 million), respectively, and were included in receivables, net in the Consolidated Balance Sheets.

Changes in the Company's deferred franchise revenue during the year ended December 31, 2021 were as follows:

Deferred Franchise Revenue (short- and long-term)
(In thousands)
Balance at December 31, 2020	59,919
Recognized as revenue during the year ended December 31, 2021	(12,101)
Fees deferred during the year ended December 31, 2021	5,528
Balance at December 31, 2021	$53,346

The balance of deferred franchise revenue as of December 31, 2021 is expected to be recognized as follows:

(In thousands)
2022	$7,246
2023	6,800
2024	6,191
2025	5,416
2026	4,597
Thereafter	23,096
Total	$53,346

4. Current Expected Credit Losses (“CECL”)

The CECL reserve methodology requires companies to measure expected credit losses on financial instruments based on the total estimated amount to be collected over the lifetime of the instrument. Under the CECL model, reserves may be established against financial asset balances even if the risk of loss is remote or has not yet manifested itself.

In applying the CECL methodology, the Company developed its estimated loss reserves in the following manner. The Company continued to record specific reserves against account balances of franchisees deemed “at-risk” when a potential loss is likely or imminent as a result of prolonged payment delinquency (greater than 90 days past due) and where notable credit deterioration has become evident. For financial assets that are not currently deemed “at-risk,” an allowance is recorded based on expected loss rates derived pursuant to the following CECL methodology that assesses four components - historical losses, current conditions, reasonable and supportable forecasts, and a reversion to history, if applicable.

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

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

4. Current Expected Credit Losses (Continued)

Current Conditions

The Company identified three metrics that it believes provide the most relevant reflection of the current risks inherent in the Company’s franchisee-based restaurant business, as follows: (1) delinquency status, (2) system-wide same-restaurant sales, and (3) restaurant unit-level economics. The current conditions adjustment factor was adjusted to account for the impact of the COVID-19 pandemic.

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

Notes Receivable

Notes receivable balances primarily relate to the conversion of certain Applebee's franchisee accounts receivable to notes receivable, cash loans to franchisees for working capital purposes, a note receivable in connection with the sale of IHOP company restaurants in June 2017, and IHOP franchise fee and other notes. The notes are typically collateralized by the franchise. The notes have a term from one to seven years and bear interest averaging 4.0% and 4.7% per annum at December 31, 2021 and 2020, respectively. Due to the risk inherent in Applebee's notes that were converted from previously delinquent franchisee accounts receivable balances, a significant portion of these notes have specific reserves recorded against them totaling $10.4 million as of December 31, 2021.

Equipment Leases Receivable
Equipment leases receivable primarily relate to IHOP franchise development activity prior to 2003. IHOP provided the financing for the leasing of the equipment. Equipment lease contracts are collateralized by the equipment in the restaurant. Equipment lease contracts are due in equal weekly installments, and bear interest averaging 9.9% and 9.8% per annum at December 31, 2021 and 2020, respectively. The term of an equipment lease contract typically coincides with the term of the corresponding restaurant building lease. The weighted average remaining life of the Company’s equipment leases is 4.7 years as of December 31, 2021. The estimated fair value of the equipment collateralizing these lease contracts are not deemed to be significant given the very seasoned and mature nature of this portfolio.

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

4. Current Expected Credit Losses (Continued)

Direct Financing Leases Receivable
Direct financing lease receivables also primarily relate to IHOP franchise development activity prior to 2003 when IHOP typically leased or purchased the restaurant site, built and equipped the restaurant, and then franchised the restaurant to a franchisee. IHOP provided the financing for leasing or subleasing the site. Direct financing leases at December 31, 2021, comprised 70 leases with a weighted average remaining life of 5.2 years, and relate to locations that IHOP is leasing from third parties and subleasing to franchisees. Where applicable, building leases and equipment contracts contain cross-default provisions wherein a default under one constitutes a default under all.

Distributor Receivables

Receivables due from distributors are related to the sale of IHOP’s proprietary pancake and waffle dry mix to franchisees through the Company’s network of suppliers and distributors and are included as part of Other receivables.

Total receivables balances at December 31, 2021 and 2020 were as follows:

Receivables	2021	2020
	(In millions)
Accounts receivable	$63.6	$85.7
Gift card receivables	33.4	22.5
Notes receivable	19.7	18.6
Financing receivables:
Equipment leases receivable	33.4	43.9
Direct financing leases receivable	16.7	22.7
Other	7.6	6.1
	174.4	199.5
Less: allowance for doubtful accounts and notes receivable	(11.9)	(23.1)
	162.5	176.4
Less: current portion	(120.0)	(121.9)
Long-term receivables	$42.5	$54.5
Changes in the allowance for credit losses during the years ended December 31, 2021 and 2020 were as follows:

	Accounts Receivable	Notes receivable, short-term	Notes receivable, long-term	Lease Receivables	Equipment Receivables	Other (1)	Total
	(In millions)
Balance, December 31, 2019	$0.7	$2.4	$8.2	$—	$—	$—	$11.3
Increase due to CECL adoption	0.3	—	0.1	0.1	0.1	0.1	0.7
Bad debt expense for the year ended December 31, 2020	5.0	2.5	0.5	1.2	3.4	0.2	12.8
Advertising provision adjustment	5.4	(0.7)	(1.2)	—	—	—	3.5
Write-offs	(0.2)	(0.6)	(2.3)	(0.9)	(1.2)	—	(5.2)
Recoveries	0.0	—	—	0.0	—	—	—
Balance, December 31, 2020	$11.2	$3.6	$5.3	$0.4	$2.3	$0.3	$23.1
Bad debt (credit) expense for the year ended December 31, 2021	(8.2)	1.4	1.1	0.1	0.8	(0.1)	(4.9)
Advertising provision adjustment	(1.8)	(0.3)	0.2	—	—	—	(1.9)
Write-offs	(0.2)	(0.9)	—	(0.5)	(3.0)	—	(4.6)
Recoveries	0.0	—	—	0.2	—	—	0.2
Balance, December 31, 2021	$1.0	$3.8	$6.6	$0.2	$0.1	$0.2	$11.9
(1) Primarily distributor receivables, gift card receivables and credit card receivables

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

4. Current Expected Credit Losses (Continued)

The Company's primary credit quality indicator for all portfolio segments is delinquency. The delinquency status of receivables (other than accounts receivable, gift card receivables and distributor receivables) at December 31, 2021 was as follows:

	Notes receivable, short-term	Notes receivable, long-term	Lease Receivables	Equipment Receivables	Other (1)	Total
	(In millions)
Current	$5.0	$13.3	$16.7	$33.4	$1.8	$70.2
30-59 days	0.0	—	—	—	—	0.0
60-89 days	0.0	—	—	—	—	—
90-119 days	—	—	—	—	—	—
120+ days	1.4	—	—	—	—	1.4
Total	$6.4	$13.3	$16.7	$33.4	$1.8	$71.6
(1) Primarily credit card receivables

The year of origination of the Company's financing receivables is as follows:

	Notes receivable, short and long-term	Lease Receivables	Equipment Receivables	Total
	(In millions)
2021	$13.1	$2.7	$—	$15.8
2020	0.6	1.4	—	2.0
2019	0.2	0.8	—	1.0
2018	—	—	—	—
2017	5.7	—	—	5.7
Prior	0.1	11.8	33.4	45.3
Total	$19.7	$16.7	$33.4	$69.8

The Company does not place its financing receivables in non-accrual status.
The following table summarizes the activity in the allowance for doubtful accounts and notes receivable for the year ended December 31, 2019, prior to the adoption of CECL:

Allowance for Doubtful Accounts	(In millions)
Balance at December 31, 2018	$17.2
Provision	(0.4)
Write-offs	(5.0)
Recoveries	(0.5)
Balance at December 31, 2019	$11.3

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

5. Property and Equipment
Property and equipment by category at December 31, 2021 and 2020 were as follows:

	2021	2020
	(In millions)
Leaseholds and improvements	$221.1	$221.7
Properties under finance leases	94.6	95.2
Equipment and fixtures	52.5	51.3
Buildings and improvements	54.2	55.4
Land	51.3	52.1
Internal-use software	55.7	47.8
Construction in progress	5.5	5.0
Property and equipment, gross	534.9	528.5
Less: accumulated depreciation and amortization	(355.5)	(340.5)
Property and equipment, net	$179.4	$188.0
The Company recorded depreciation expense on property and equipment of $29.2 million, $31.9 million and $30.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Accumulated depreciation and amortization includes accumulated amortization for properties under finance leases in the amount of $52.7 million and $49.6 million at December 31, 2021 and 2020, respectively.

6. Goodwill
The significant majority of the Company's goodwill arose from the November 29, 2007 acquisition of Applebee's. Changes in the carrying amount of goodwill for the years ended December 31, 2021, 2020 and 2019 are as follows:

	Applebee's Franchise Unit	Applebee's Company Unit	IHOP Franchise Unit	Total
	(In millions)
Balance at December 31, 2018	$328.4	$6.1	$10.8	$345.3
Purchase price adjustment related to business acquisition	—	(1.5)	—	(1.5)
Balance at December 31, 2019	328.4	4.6	10.8	343.9
Impairment loss	(92.2)	—	—	(92.2)
Balance at December 31, 2020	236.2	4.6	10.8	251.6
Balance at December 31, 2021	$236.2	$4.6	$10.8	$251.6

Gross and net carrying amounts of goodwill at December 31, 2021 and 2020 are as follows:

	December 31, 2021			December 31, 2020
	Gross	Accumulated Impairment Loss	Net	Gross	Accumulated Impairment Loss	Net
	(In millions)
Applebee's Franchise Unit	$686.7	$(450.5)	$236.2	$686.7	$(450.5)	$236.2
Applebee's Company Unit	4.6	—	4.6	4.6	—	4.6
IHOP Franchise Unit	10.8	—	10.8	10.8	—	10.8
Total	$702.1	$(450.5)	$251.6	$702.1	$(450.5)	$251.6

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
2021 Assessment
In the fourth quarter of 2021, the Company performed qualitative assessments of its goodwill in accordance with its accounting policies. As result of the qualitative assessment, the Company concluded it was more likely than not that the fair values of each unit exceeded the respective carrying amounts and therefore, a quantitative test of impairment was not necessary.
2020 Assessment
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

As a result of performing the quantitative test of impairment, the Company recognized an impairment loss of $92.2 million in 2020 to the goodwill of the Applebee's Franchise unit. The majority of the impairment was due to an increase in the assessed risk premium incorporated into the discount rate assumption. There was no impairment of the Applebee's Company unit.
2019 Assessment
In the fourth quarter of 2019, the Company performed qualitative assessments of its goodwill in accordance with its accounting policies. As result of the qualitative test, the Company concluded it was more likely than not that the fair values of each unit exceeded the respective carrying amounts and therefore, a quantitative test of impairment was not necessary.

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

7. Other Intangible Assets
The significant majority of the Company's other intangible assets arose from the November 29, 2007 acquisition of Applebee's. Changes in the carrying amounts for the years ended December 31, 2021, 2020 and 2019 are as follows:

	Not Subject to Amortization		Subject to Amortization
	Tradename	Other	Franchising Rights	Reacquired Franchise Rights	Favorable Leaseholds	Total
	(In millions)
Balance at December 31, 2018	$479.0	$2.7	$89.0	$11.5	$3.6	$585.9
Amortization expense	—	—	(10.0)	(1.7)	(0.1)	(11.7)
Additions	—	0.5	—	—	0.5	1.0
Balance at December 31, 2019	479.0	3.2	79.0	9.8	4.1	575.1
Impairment	(11.0)	—	—	(3.3)	(0.8)	(15.1)
Amortization expense	—	—	(10.0)	(0.8)	(0.1)	(10.9)
Additions	—	0.6	—	—	—	0.5
Balance at December 31, 2020	468.0	3.8	69.0	5.7	3.2	549.7
Amortization expense	—	—	(10.0)	(0.6)	(0.1)	(10.7)
Additions	—	0.4	—	—	—	0.4
Balance at December 31, 2021	$468.0	$4.2	$59.0	$5.1	$3.1	$539.4

In December 2018, the Company acquired 69 Applebee's restaurants. In its allocation of the purchase price, the Company recorded $11.6 million of reacquired franchise rights as an intangible asset. Additions other intangibles for the years ended December 31, 2021, 2020 and 2019 are individually insignificant.

Impairments in 2020

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

Annual amortization expense for the next five fiscal years is estimated to be approximately $10.7 million per year.

Gross and net carrying amounts of intangible assets subject to amortization at December 31, 2021 and 2020 are as follows:

	December 31, 2021			December 31, 2020
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In millions)
Franchising rights	$200.0	$(141.0)	$59.0	$200.0	$(131.0)	$69.0
Reacquired franchise rights	8.3	(3.2)	5.1	8.3	(2.6)	5.7
Favorable leaseholds	3.4	(0.3)	3.1	$3.4	$(0.2)	3.2
Total	$211.7	$(144.5)	$67.2	$211.7	$(133.7)	$78.0

In the fourth quarter of fiscal 2021 and 2019, the Company performed a qualitative assessment of the Applebee's tradename and concluded the fair value exceeded the carrying amount.

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

8. Long-Term Debt
Long-term debt at December 31, 2021 and 2020 consists of the following components:

	2021	2020
	(In millions)
Series 2019-1 4.194% Fixed Rate Senior Secured Notes, Class A-2-I	$693.0	$698.3
Series 2019-1 4.723% Fixed Rate Senior Secured Notes, Class A-2-II	594.0	598.5
Series 2019-1 Variable Funding Senior Notes Class A-1, variable interest rate of 2.42% at December 31, 2021	—	220.0
Debt issuance costs	(7.4)	(11.8)
Long-term debt, net of debt issuance costs	1,279.6	1,505.0
Current portion of long-term debt	—	(13.0)
Long-term debt	$1,279.6	$1,492.0

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
The Co-Issuers also replaced their existing revolving financing facility, the 2018-1 Variable Funding Senior Notes, Class A-1 (“2018 Class A-1 Notes”), with a new revolving financing facility, the 2019-1 Variable Funding Senior Notes, Class A-1 (the “Credit Facility”), on substantially the same terms as the 2018 Class A-1 Notes in order to conform the term of the Credit Facility to the anticipated repayment dates for the 2019 Class A-2 Notes. The Credit Facility and the 2019 Class A-2 Notes are referred to collectively herein as the “New Notes.”
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
As of December 31, 2021 the Company's leverage ratio was 3.86x. Therefore, quarterly principal payments are not required. During 2021, the Company's leverage ratio exceeded 5.25x until the quarterly payment period ended September 30, 2021. Accordingly, the Company made three principal payments totaling $9.75 million in 2021.
The Company may voluntarily repay the New Notes at any time; however, if the Company repays the New Notes prior to certain dates, it would be required to pay make-whole premiums. As of December 31, 2021, the make-whole premium associated with voluntary prepayment of the Class A-2-I Notes was approximately $10 million; this amount declines each quarter to zero in June 2022. As of December 31, 2021, the make-whole premium associated with voluntary prepayment of the Class A-2-II Notes was approximately $39 million; this amount declines each quarter to zero in June 2024. The Company would also be subject to a make-whole premium in the event of a mandatory prepayment required following a Rapid Amortization Event or certain asset dispositions. The mandatory make-whole premium requirements are considered derivatives

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

8. Long-Term Debt (Continued)

embedded in the New Notes that must be bifurcated for separate valuation. The Company estimated the fair value of these derivatives to be immaterial as of December 31, 2021, based on the probability-weighted discounted cash flows associated with either event.
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

2019 Class A-1 Notes

The Co-Issuers also entered into the Credit Facility that allows for drawings up to $225 million of variable funding notes and the issuance of letters of credit. The 2019 Class A-1Notes were issued under the Indenture. Drawings and certain additional terms related to the Credit Facility are governed by the 2019 Class A-1 Note Purchase Agreement, dated June 5, 2019, among the Co-Issuers, certain special-purpose, wholly-owned indirect subsidiaries of the Company, each as a Guarantor (“the Guarantors”), the Company, as manager, certain conduit investors, financial institutions and funding agents, and Barclays Bank PLC, as provider of letters of credit, swingline lender and administrative agent (the “Purchase Agreement”).
The Credit Facility is governed, in part, by the Purchase Agreement and by certain generally applicable terms contained in the Indenture. The applicable interest rate under the Credit Facility depends on the type of borrowing by the Co-Issuers. The applicable interest rate for advances is generally calculated at a per annum rate equal to the commercial paper funding rate or one-, two-, three- or six-month Eurodollar Funding Rate, in either case, plus 2.15%. The applicable interest rate for swingline advances and unreimbursed draws on outstanding letters of credit is a per annum base rate equal to the sum of (a) 1.15% plus (b) the greatest of (i) the Prime Rate in effect from time to time, (ii) the Federal Funds Rate in effect from time to time plus 0.50% and (iii) the one-month Eurodollar Funding Rate plus 1.00%. There is no upfront fee for the Credit Facility. There is a fee of 50 basis points on any unused portion of the Credit Facility. Undrawn face amounts of outstanding letters of credit that are not cash collateralized accrue a fee of 2.15% per annum. It is anticipated that the principal and interest on the Credit Facility will be repaid in full on or prior to the quarterly payment date in June 2024 (the “2019 Class A-1 Anticipated Repayment Date”), subject to two additional one-year extensions at the option of the Company upon the satisfaction of certain conditions.
Management Agreement
Under the terms of the Management Agreement, dated September 30, 2014, as amended and restated as of September 5, 2018, as further amended and restated as of June 5, 2019 and as amended by that certain Amendment No. 1 to Management Agreement dated November 21, 2019, among the Co-Issuers and the Guarantors (collectively, the “Securitization Entities”), the Company, Applebee’s Services, Inc., International House of Pancakes, LLC and the Trustee, the Company will act as the manager with respect to substantially all of the assets of the Securitization Entities (the “Securitized Assets”) . The primary responsibilities of the manager will be to perform certain franchising, distribution, intellectual property and operational functions on behalf of the Securitization Entities with respect to the Securitized Assets pursuant to the Management Agreement. The manager will be entitled to the payment of the weekly management fee, as set forth in the Management Agreement and will be subject to the liabilities set forth in the Management Agreement. The Company, as Manager, voluntarily began waiving its receipt of the weekly management fee in April 2020 and resumed its receiving the weekly management fee in July 2020.
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

The Company's DSCR for the reporting period ended December 31, 2021 was approximately 4.7x.

Use of Credit Facilities

In March 2020, the Co-Issuers drew down a total of $220.0 million of the amount then available under the Credit Facility. The entire $220.0 million was repaid on March 5, 2021, and there have been no new borrowings since that date. The maximum amount of borrowings from the Credit Facility outstanding during the year ended December 31, 2021 was $220.0 million. At December 31, 2021, there were no borrowings outstanding under the Credit Facility. It is anticipated that any principal and interest on the Credit Facility outstanding will be repaid in full on or prior to the quarterly payment date in June 2024, subject to two additional one-year extensions at the option of the Company upon the satisfaction of certain conditions.

The current interest rate for borrowings under the Credit Facility is the three-month LIBOR rate plus 2.15% for 60% of the advances and the commercial paper funding rate of our conduit investor plus 2.15% for 40% of the advances. The weighted average interest rate on Credit Facility borrowings for the period outstanding during the year ended December 31, 2021 was 2.42%.

At December 31, 2021, $3.3 million was pledged against the Credit Facility for outstanding letters of credit, leaving $221.7 million of the Credit Facility available for borrowing. The letters of credit are used primarily to satisfy insurance-related collateral requirements.

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

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

8. Long-Term Debt (Continued)

Debt Issuance Costs

The Company incurred costs of approximately $12.9 million in connection with the issuance of the 2019 Class A-2 Notes. These debt issuance costs are being amortized using the effective interest method over estimated life of each tranche of the 2019 Class A-2 Notes. Amortization costs of $2.2 million, $2.1 million and $1.2 million included in interest expense for the years ended December 31, 2021, 2020 and 2019, respectively. Unamortized debt issuance costs of $7.4 million are reported as a direct reduction of the Class A-2 Notes in the Consolidated Balance Sheets.

The Company incurred costs of approximately $0.2 million in connection with the replacement of the 2018-1 Class A-1 Notes with the Credit Facility in 2019. These debt issuance costs have been added to the remaining unamortized costs of approximately $2.8 million related to the 2018 Class A-1 Notes, the total of which costs is now being amortized using the effective interest method over the estimated five-year life of the Credit Facility. Amortization costs of $0.6 million, $0.6 million and $0.8 million were included in interest expense for the years ended December 31, 2021, 2020 and 2019, respectively.

Total unamortized debt issuance costs of $1.5 million related to the Credit Facility and prior credit facility are classified as other long-term assets because there are no borrowings outstanding against the Credit Facility at December 31, 2021. At December 31, 2020, unamortized debt issuance costs of $2.2 million were reported as a direct reduction of the Class A-1 Notes in the Consolidated Balance Sheets.

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
As of December 31, 2021, the portion of the original Sale-Leaseback Transaction related to 158 of the 181 Properties has qualified as a sale by assignment of the lease obligation to a qualified franchisee or a release from the lessor. In accordance with the accounting described above, the property and equipment and financing obligations have each been cumulatively reduced by approximately $284.2 million.

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

9. Financing Obligations (Continued)
As of December 31, 2021, future minimum lease payments under financing obligations during the initial terms of the leases related to the sale-leaseback transactions are as follows:

Fiscal Years	(In millions)
2022	$4.5
2023	4.4
2024	5.0
2025	5.0
2026	5.4
Thereafter	29.4
Total minimum lease payments	53.7
Less: interest	(20.9)
Total financing obligations	32.8
Less: current portion(1)	(0.8)
Long-term financing obligations	$32.0
______________________________________________________________________

(1)Included in current maturities of finance lease and financing obligations on the consolidated balance sheets.

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
The Company currently leases from third parties the real property on which approximately 540 IHOP franchisee-operated restaurants and one Applebee's franchisee-operated restaurant are located; the Company (as lessor) subleases the property to the franchisees that operate those restaurants. The Company also leases property it owns to the franchisees that operate 55 IHOP restaurants and one Applebee's restaurant. The Company leases from third parties the real property on which 69 Applebee's company-operated restaurants are located. The Company also leases office space for its principal corporate office in Glendale, California and restaurant support centers in Leawood, Kansas and Raleigh, North Carolina. The Company does not have a significant amount of non-real estate leases.

The Company's existing leases/subleases related to IHOP restaurants generally provide for an initial term of 20 to 25 years, with most having one or more five-year renewal options. Leases related to Applebee's restaurants generally have an initial term of 10 to 20 years, with renewal terms of five to 20 years. Option periods were not included in determining liabilities and right-of-use assets related to operating leases. Restaurants associated with approximately 330 of the Company's leases met the sales levels that required variable rent payments to the Company (as lessor), based on a percentage of restaurant sales in 2021. Restaurants associated with approximately 65 of the Company's leases met the sales levels that required variable rent payments by the Company (as lessee), based on a percentage of restaurant sales in 2021.

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

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

10. Lease Disclosures (Continued)

The Company's lease cost for the years ended December 31, 2021, 2020, and 2019 was as follows:

	Year Ended December 31,
	2021	2020	2019
Finance lease cost:	(In millions)
Amortization of right-of-use assets	$4.6	$5.0	$5.3
Interest on lease liabilities	5.4	6.6	7.7
Operating lease cost	98.7	109.8	106.2
Variable lease cost	7.0	0.8	2.7
Short-term lease cost	0.1	0.0	0.0
Sublease income	(104.6)	(96.8)	(110.9)
Lease cost	$11.2	$25.4	$11.0
Future minimum lease payments under noncancelable leases as lessee as of December 31, 2021 were as follows:

	Finance Leases	Operating Leases
	(In millions)
2022	$14.3	$91.8
2023	11.7	76.6
2024	9.9	72.0
2025	8.1	59.5
2026	7.5	49.9
Thereafter	44.3	126.8
Total minimum lease payments	95.8	476.6
Less: interest/imputed interest	(26.3)	(83.7)
Total obligations	69.5	392.9
Less: current portion	(9.9)	(72.1)
Long-term lease obligations	$59.6	$320.8

The weighted average remaining lease term as of December 31, 2021 was 9.5 years for finance leases and 6.8 years for operating leases. The weighted average discount rate as of December 31, 2021 was 10.1% for finance leases and 5.5% for operating leases.

During the years ended December 31, 2021, 2020 and 2019, the Company made the following cash payments for leases:

	Year Ended December 31,
	2021	2020	2019
	(In millions)
Principal payments on finance lease obligations	$10.2	$12.5	$13.6
Interest payments on finance lease obligations	$5.4	$6.6	$7.7
Payments on operating leases	$91.7	$101.1	$91.9
Variable lease payments	$6.2	$0.7	$2.5

The Company's income from operating leases for the years ended December 31, 2021, 2020 and 2019 was as follows:

	Year Ended December 31,
	2021	2020	2019
	(In millions)
Minimum lease payments	$96.0	$97.2	$102.8
Variable lease income	15.3	5.2	11.5
Total operating lease income	$111.3	$102.4	$114.3

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

10. Lease Disclosures (Continued)

Future minimum payments to be received as lessor under noncancelable operating leases as of December 31, 2021 were as follows:

(In millions)
2022	$102.3
2023	98.1
2024	89.9
2025	76.9
2026	62.4
Thereafter	131.1
Total minimum rents receivable	$560.7
The Company's income from direct financing leases at December 31, 2021, 2020 and 2019 was as follows:

	Year Ended December 31,
	2021	2020	2019
	(In millions)
Interest income	$2.1	$3.4	$5.0
Variable lease income	0.5	0.3	1.3
Total financing lease income	$2.6	$3.7	$6.3

Future minimum payments to be received as lessor under noncancelable direct financing leases as of December 31, 2021 were as follows:

(In millions)
2022	$7.8
2023	3.9
2024	1.8
2025	1.0
2026	0.9
Thereafter	4.4
Total minimum rents receivable	19.8
Less: unearned income	(3.1)
Total direct financing leases receivable	16.7
Less: current portion	(6.6)
Long-term direct financing leases receivable	$10.1

11. Commitments and Contingencies
Purchase Commitments
In some instances, the Company enters into commitments to purchase advertising and other items. Most of these agreements are fixed price purchase commitments. At December 31, 2021, the outstanding purchase commitments were $78.1 million, of which $62.7 million related to advertising commitments over the next twelve months.
Lease Guarantees
In connection with the sale of Applebee's restaurants to franchisees and other parties, the Company has, in certain cases, guaranteed or had potential continuing liability for lease payments. The Company had outstanding lease guarantees or was contingently liable for approximately $223.1 million and $245.6 million as of December 31, 2021 and 2020, respectively. These amounts represent the maximum potential liability of future payments under these leases. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from 2022 through 2048. Excluding unexercised option periods, the Company's potential liability for future payments under these leases as of December 31, 2021 was $49.2 million. In the event of default, the indemnity and default clauses in our sale or assignment agreements govern our ability to pursue and recover damages incurred. No material liabilities for these guarantees have been recorded as of December 31, 2021.

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
Letters of Credit
The Company provides letters of credit, primarily to various insurance carriers to collateralize obligations for outstanding claims. As of December 31, 2021, the Company had approximately $3.3 million of unused letters of credit outstanding that reduce the Company's available borrowing under its 2019 Class A-1 Notes. These letters of credit expire on various dates in 2021 and are automatically renewed for an additional year if no cancellation notice is submitted.

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

A summary of shares repurchased under the 2019 Repurchase Program and the 2015 Repurchase Program, during the years ended December 31, 2021, 2020 and 2019, and cumulatively for each program, is as follows:

	Shares	Cost of shares
		(In millions)
2019 Repurchase Program:
Repurchased during the year ended December 31, 2021	59,099	$4.5
Repurchased during the year ended December 31, 2020	459,899	$26.5
Repurchased during the year ended December 31, 2019	1,237,698	$103.3
Cumulative (life-of-program) repurchases	1,756,696	$134.3
Remaining dollar value of shares that may be repurchased	n/a	$65.7

2015 Repurchase Program:
Repurchased during the year ended December 31, 2019	110,499	$8.4
Cumulative (life-of-program) repurchases	1,589,995	$126.2
Remaining dollar value of shares that may be repurchased	n/a	n/a

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

12. Stockholders' Deficit (Continued)

Dividends
On October 28, 2021, the Board of Directors declared a fourth quarter 2021 cash dividend of $0.40 per share of common stock, payable on January 7, 2022 to the stockholders of record as of the close of business on December 17, 2021. Dividends were not declared for the first, second and third quarters of 2021.

During the fiscal years ended December 31, 2021, 2020 and 2019, the Company declared and paid dividends on common stock as follows:

Year ended December 31, 2021	Declaration Date	Payment Date	Dividends declared per share	Dividends paid per share	Total dividends paid(1)
					(In millions)
Fourth quarter	December 20, 2021	(2)	0.40	—	—
Total			$0.40	$—	$—

Year ended December 31, 2020	Declaration Date	Payment Date	Dividends declared per share	Dividends paid per share	Total dividends paid(1)
Payment of prior year declaration	(3)	January 10, 2020	—	$0.69	$11.7
First quarter	February 20, 2020	April 3, 2020	$0.76	0.76	12.7

Total			$0.76	$1.45	$24.4

Year ended December 31, 2019
Payment of prior year declaration	(4)	January 4, 2019	$—	$0.63	$11.4
First quarter	February 20, 2019	April 5, 2019	$0.69	0.69	12.5
Second quarter	May 13, 2019	July 12, 2019	0.69	0.69	12.2
Third quarter	August 1, 2019	October 4, 2019	0.69	0.69	11.8
Fourth quarter	October 8, 2019	(3)	0.69	—	—
Total			$2.76	$2.70	$47.9
(1) Includes dividend equivalents paid on restricted stock units
(2) The fourth quarter 2021 dividend of $6.9 million was paid on January 7, 2022.
(3) The fourth quarter 2019 dividend of $11.7 million was paid on January 10, 2020.
(4) The fourth quarter 2018 dividend of $11.4 million was paid on January 4, 2019.

Dividends declared on common stock are recorded as a reduction of retained earnings to the extent retained earnings are available at the close of the period prior to the date of the declared dividend. Dividends in excess of retained earnings are recorded as a reduction of additional paid-in capital. All dividends declared during the fiscal years ended December 31, 2021, 2020 and 2019 were declared from retained earnings.

Treasury Stock
Repurchases of the Company's common stock are included in treasury stock at the cost of shares repurchased plus any transaction costs. Treasury stock may be re-issued when vested stock options are exercised, when restricted stock awards are granted and when restricted stock units settle in stock upon vesting. The cost of treasury stock re-issued is determined on the first-in, first-out (“FIFO”) method. The Company re-issued 660,718 shares, 433,477 shares and 285,302 shares, respectively, during the years ended December 31, 2021, 2020 and 2019 at a total FIFO cost of $26.8 million, $19.4 million and $12.5 million, respectively.

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

13. Closure and Long-lived Tangible Asset Impairment Charges

Closure and long-lived tangible asset impairment charges for the years ended December 31, 2021, 2020 and 2019 were as follows:

	Year Ended December 31,
	December 31, 2021	2020	2019
	(In millions)
Closure charges	$3.7	$3.0	$1.5
Long-lived tangible asset impairment	1.7	22.3	—
Total closure and long-lived tangible asset impairment charges	$5.4	$25.3	$1.5

Closure Charges

The closure charges of $3.7 million for the year ended December 31, 2021 comprised $2.1 million related to 20 IHOP restaurants closed in 2021 and $1.6 million for revisions to existing closure reserves, including accretion, primarily for 28 IHOP restaurants closed prior to December 31, 2020.

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

Long-lived Tangible Asset Impairment

The long-lived asset impairment of $1.7 million for the year ended December 31, 2021 related to five IHOP franchisee-operated restaurants for which the carrying amount exceeded the future projected cash flows. The primary method of estimating fair value is based on a discounted cash flow analysis. The Company also considers factors such as the number of years the restaurant has been in operation, sales trends, cash flow trends, remaining lease life and other factors which apply on a case-by-case basis. For locations owned by the Company, current purchase offers, if any, or valuations from independent third party sources are utilized, if available. The analysis is performed at the restaurant level for indicators of permanent impairment. The impairment recorded represented the difference between the carrying value and the estimated fair value. The impairments primarily related to operating lease right-of-use assets.

The long-lived asset impairment of $22.3 million for the year ended December 31, 2020 related to 29 Applebee's company-operated restaurants and 41 IHOP franchisee-operated restaurants for which the carrying amount exceeded the undiscounted cash flows. Approximately $15.1 million of the total impairment related to operating lease right-of-use assets, while $7.2 million related to impairments of land, building, leasehold improvements and finance leases. The impairments by individual property varied in amount, ranging from the largest single-property impairment of $1.3 million to less than $5,000.
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

The Dine Brands Global, Inc. 2016 Stock Incentive Plan (the “2016 Plan”) was adopted in 2016 to permit the issuance of up to 3,750,000 shares of the Company’s common stock for incentive stock awards. The 2016 Plan was terminated upon adoption of the 2019 Plan, but there are stock options (vested and unvested) and unvested restricted stock and restricted stock units issued under the 2016 Plan that are outstanding as of December 31, 2021.
The DineEquity, Inc. 2011 Stock Incentive Plan (the “2011 Plan”) was adopted in 2011 to permit the issuance of up to 1,500,000 shares of the Company’s common stock for incentive stock awards. The 2011 Plan was terminated upon adoption of the 2016 Plan, but there are vested stock options issued under the 2011 Plan that are outstanding as of December 31, 2021.
The 2019 Plan, 2016 Plan and the 2011 Plan are collectively referred to as the “Plans.”
Stock-Based Compensation Expense
From time to time, the Company has granted nonqualified stock options, restricted stock, cash-settled and stock-settled restricted stock units and performance units to officers, other employees and non-employee directors of the Company under the Plans. The nonqualified stock options generally vest ratably over a three-year period in one-third increments and have a maturity of ten years from the grant date. Options vest immediately upon a change in control of the Company, as defined in the Plans. Option exercise prices equal the closing price of the Company's common stock on the New York Stock Exchange on the date of grant. Restricted stock and restricted stock units are issued at no cost to the holder and vest over terms determined by the Compensation Committee of the Company's Board of Directors, generally either three years from the date of grant or in one-third increments over three years, as well as immediately upon a change in control of the Company, as defined in the Plans. The Company either utilizes treasury stock or issues new shares from its authorized but unissued share pool when vested stock options are exercised, when restricted stock awards are granted and when restricted stock units settle in stock upon vesting. See Note 13, Stockholders' Deficit, of Notes to the Consolidated Financial Statements, for treasury shares utilized related to equity grants during the years ended December 31. 2021, 2020 and 2019.
The following table summarizes the Company's stock-based compensation expense included as a component of general and administrative expenses in the consolidated financial statements:

	Year Ended December 31,
	2021	2020	2019
	(In millions)
Total stock-based compensation expense:
Equity classified awards expense	$11.6	$12.6	$10.9
Liability classified awards expense	2.3	1.0	3.2
Total pretax stock-based compensation expense	13.9	13.6	14.1
Book income tax benefit	(3.5)	(3.4)	(3.5)
Total stock-based compensation expense, net of tax	$10.4	$10.2	$10.6
As of December 31, 2021, total unrecognized compensation cost related to restricted stock and restricted stock units of $15.9 million and $2.9 million related to stock options is expected to be recognized over a weighted average period of approximately 1.3 years for restricted stock and restricted stock units and 1.5 years for stock options.
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

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

14. Stock-Based Incentive Plans (Continued)
The following table summarizes the assumptions used in the Black-Scholes model for stock options granted in the years ended December 31, 2021, 2020 and 2019:

	2021	2020	2019
Risk free interest rate	0.5%	1.2%	2.5%
Weighted average historical volatility	67.7%	30.5%	30.3%
Dividend yield	—%	3.5%	2.8%
Expected years until exercise	4.5	4.6	4.7
Weighted average fair value of options granted	$40.25	$17.53	$21.93

Stock option activity for the years ended December 31, 2021, 2020 and 2019 is summarized as follows:

	Number of Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Millions)
Outstanding at December 31, 2018	1,439,708	$63.21
Granted	132,832	98.97
Exercised	(211,352)	57.36
Forfeited	(106,745)	72.19
Expired	(37,005)	93.06
Outstanding at December 31, 2019	1,217,438	66.43
Granted	167,969	87.17
Exercised	(270,024)	76.01
Forfeited	(45,247)	86.39
Expired	(55,466)	107.78
Outstanding at December 31, 2020	1,014,670	64.16
Granted	95,891	75.28
Exercised	(524,536)	48.79
Forfeited	(59,468)	88.39
Expired	(50,653)	98.61
Outstanding at December 31, 2021	475,904	$76.65	6.8	$3.5
Vested and Expected to Vest at December 31, 2021	462,179	$76.59	6.7	$3.5
Exercisable at December 31, 2021	296,959	$73.28	5.7	$3.0
The total intrinsic value of options exercised during the years ended December 31, 2021, 2020 and 2019 was $17.9 million, $4.3 million and $6.9 million, respectively.
Cash received from options exercised under all stock-based payment arrangements for the years ended December 31, 2021, 2020 and 2019 was $25.3 million, $20.5 million and $12.0 million, respectively. The actual tax benefit realized for the tax deduction from option exercises under the stock-based payment arrangements totaled $4.5 million, $1.1 million and $1.8 million, respectively, for the years ended December 31, 2021, 2020 and 2019.

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

14. Stock-Based Incentive Plans (Continued)
Equity Classified Awards - Restricted Stock and Restricted Stock Units
Activity in equity classified awards of restricted stock and restricted stock units for the years ended December 31, 2021, 2020 and 2019 is as follows:

	Shares of Restricted Stock	Weighted Average Grant-Date Per Share Fair Value	Restricted Stock Units	Weighted Average Grant-Date Per Share Fair Value
Outstanding at December 31, 2018	267,242	$64.21	374,529	$31.05
Granted	75,556	96.86	23,427	95.77
Released	(76,962)	76.25	(12,347)	90.34
Forfeited	(41,321)	67.20	(27,802)	34.53
Outstanding at December 31, 2019	224,515	70.52	357,807	30.35
Granted	163,522	73.68	30,997	77.33
Released	(95,211)	55.75	(33,234)	63.98
Forfeited	(38,495)	85.03	—	—
Outstanding at December 31, 2020	254,331	76.50	355,570	28.01
Granted	141,264	83.24	68,998	63.04
Released	(60,407)	66.90	(318,976)	23.19
Forfeited	(58,577)	82.09	—	—
Outstanding at December 31, 2021	276,611	$80.85	105,592	$71.00
Liability Classified Awards - Cash-settled Restricted Stock Units

The Company has granted cash-settled restricted stock units to certain employees. These instruments are recorded as liabilities at fair value as of the respective period end.

Cash-Settled Restricted Stock Units
Outstanding at December 31, 2018	53,766
Granted	20,989
Released	(462)
Forfeited	(10,441)
Outstanding at December 31, 2019	63,852
Granted	2,658
Released	(1,426)
Forfeited	(12,128)
Outstanding at December 31, 2020	52,956
Granted	—
Released	(38,916)
Forfeited	(1,241)
Outstanding at December 31, 2021	12,799
For the years ended December 31, 2021, 2020 and 2019, $1.5 million, $0.3 million and, $1.6 million respectively, was included as stock-based compensation expense related to cash-settled restricted stock units. At December 31, 2021 and 2020, liabilities of $0.9 million and $2.5 million, respectively, related to cash-settled restricted stock units were included as part of accrued employee compensation and benefits in the Consolidated Balance Sheets.

Liability Classified Awards - Long-Term Incentive Awards
The Company has granted cash long-term incentive awards to certain employees (“LTIP awards”). Annual LTIP awards vest over a three-year period and are determined using a multiplier from 0% to 200% of the target award based on the total stockholder return of the Company's common stock compared to the total stockholder returns of a peer group of companies. Though LTIP awards are only paid in cash, since the multiplier is primarily based on the price of the Company's common stock, the awards are considered stock-based compensation in accordance with U.S. GAAP and are classified as liabilities. For the years ended December 31, 2021, 2020 and 2019, expense of $0.8 million, $0.7 million and $1.7 million, respectively, was included in stock-based compensation expense related to the LTIP awards. At December 31, 2021 and 2020, liabilities of $1.5 million and $2.1 million, respectively, were included as accrued employee compensation and benefits in the Consolidated Balance Sheets.

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

15. Employee Benefit Plans
401(k) Savings and Investment Plan
Effective January 1, 2013, the Company amended the Dine Brands Global, Inc. 401(k) Plan to (i) modify the Company matching formula and (ii) eliminate the one-year completed service requirement that previously had to be met to become eligible for Company matching contributions. As amended, the Company matches 100% of the first four percent of the employee's eligible compensation deferral and 50% of the next two percent of the employee's eligible compensation deferral. All contributions under this plan vest immediately. Company common stock is not an investment option for employees in the 401(k) Plan, other than shares transferred from a prior employee stock ownership plan. Substantially all of the administrative cost of the 401(k) plan is borne by the Company. The Company's matching contribution expense was $2.9 million, $2.8 million and $3.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.

16. Income Taxes
The provision (benefit) for income taxes for the years ended December 31, 2021, 2020 and 2019 was as follows:

	Year Ended December 31,
	2021	2020	2019
Provision (benefit) for income taxes:	(In millions)
Current
Federal	$20.2	$11.0	$31.2
State	4.6	3.1	6.5
Foreign	1.4	1.3	1.9
	26.2	15.4	39.6
Deferred
Federal	(2.3)	(17.3)	(3.8)
State	0.2	(2.7)	(1.7)
	(2.1)	(20.0)	(5.5)
Provision (benefit) for income taxes	$24.1	$(4.6)	$34.1
The provision (benefit) for income taxes differs from the expected federal income tax rates as follows:

	Year Ended December 31,
	2021	2020	2019
Statutory federal income tax rate	21.0%	21.0%	21.0%
Non-deductibility of goodwill impairment	—	(17.9)	—
Non-deductibility of officer's compensation	2.2	(0.9)	1.0
State and other taxes, net of federal tax benefit	3.1	1.2	2.8
Excess tax deficiencies or benefits	(7.1)	0.1	(0.6)
Change in unrecognized tax benefits	(0.1)	2.0	1.8
Change in valuation allowance	0.5	(1.5)	0.5
Changes in tax rates and state tax laws	0.2	(0.4)	(0.5)
General business credits	(0.9)	0.8	(1.3)
Other	0.8	(0.2)	(0.1)
Effective tax rate	19.7%	4.2%	24.6%

The 2021 effective tax rate of 19.7% applied to pretax book income was different than the statutory Federal income tax rate of 21% primarily due to the one-time recognition of excess tax benefits on stock-based compensation, offset by non-deductibility of executive compensation and state and local income taxes.

The 2020 effective tax rate of 4.2% applied to pretax book loss was significantly different than the statutory Federal income tax rate of 21% primarily because of the $92.2 million impairment of goodwill incurred, which was not deductible for income tax purposes and therefore had no associated tax benefit.

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

Net deferred tax assets (liabilities) at December 31, 2021 and 2020 consisted of the following components:

	2021	2020
	(In millions)
Lease liabilities	$112.9	$119.6
Employee compensation	12.1	7.5
Revenue recognition	35.4	36.6
Other	8.4	10.2
Deferred tax assets	168.8	173.9
Valuation allowance	(4.2)	(3.0)
Total deferred tax assets after valuation allowance	164.6	170.9
Recognition of franchise and equipment sales	(8.2)	(10.7)
Capitalization and depreciation (2)	(122.7)	(123.2)
Lease assets	(108.6)	(114.2)
Other	(1.3)	(1.1)
Deferred tax liabilities	(240.8)	(249.2)
Net deferred tax liabilities	$(76.2)	$(78.3)
(1) Primarily related to the 2007 Applebee's acquisition.

As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regards to future realization of deferred tax assets. As of December 31, 2021, management determined it is more likely than not that the benefit from foreign tax credit carryforward and certain state deferred tax assets, including net operating loss carryforwards, from the Applebee’s company-operated restaurants will not be realized. In recognition of this risk, the Company provided a valuation allowance of $4.2 million.

The Company had gross operating loss carryforwards for state tax purposes of $23.6 million and $13.3 million as of December 31, 2021 and 2020, respectively. The net operating loss carryforwards begin to expire in 2034 if not utilized.

The total gross unrecognized tax benefit as of December 31, 2021 and 2020 was $1.9 million and $2.2 million, respectively, excluding interest, penalties and related income tax benefits. If recognized, these amounts would affect the Company's effective income tax rates.

The Company estimates the unrecognized tax benefits may decrease over the upcoming 12 months by an amount up to less than $0.1 million related to settlements with taxing authorities, statutes of limitations expirations and method changes. For the remaining liability, due to the uncertainties related to these tax matters, the Company is unable to make a reasonable estimate as to when cash settlement with a taxing authority will occur. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2021	2020	2019
	(In millions)
Unrecognized tax benefit as of January 1	$2.2	$7.6	$5.2
Changes for tax positions of prior years	0.5	—	2.1
Increases for tax positions related to the current year	0.3	0.2	0.5
Decreases relating to settlements and lapsing of statutes of limitations	(1.1)	(5.6)	(0.2)
Unrecognized tax benefit as of December 31	$1.9	$2.2	$7.6

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

Note 16. Income Taxes (Continued)

As of December 31, 2021, the accrued interest was $0.6 million and accrued penalties were less than $0.1 million, excluding any related income tax benefits. As of December 31, 2020, the accrued interest and penalties were $0.9 million and less than $0.1 million, respectively, excluding any related income tax benefits. The Company recognizes interest accrued related to unrecognized tax benefits and penalties as a component of the income tax provision recognized in the Consolidated Statements of Comprehensive Income (Loss).

On March 11, 2021, the American Rescue Plan Act of 2021 (“ARP Act”) was enacted in response to the COVID-19 pandemic. The ARP Act did not result in a material impact on our income tax provision for the year ended December 31, 2021.

17. Net Income (Loss) Per Share
The computation of the Company's basic and diluted net income (loss) per share is as follows:

	Year Ended December 31,
	2021	2020	2019
	(In thousands, except per share data)
Numerator for basic and diluted income (loss) per common share:
Net income (loss)	$97,864	$(103,994)	$104,346
Less: Net income allocated to unvested participating restricted stock	(2,295)	(420)	(3,532)
Net income (loss) available to common stockholders - basic	95,569	(104,414)	100,814
Effect of unvested participating restricted stock	13	—	33
Numerator - income (loss) available to common shareholders - diluted	$95,582	$(104,414)	$100,847
Denominator:
Weighted average outstanding shares of common stock - basic	16,799	16,230	16,934
Effect of dilutive securities:
Stock options	91	—	311
Weighted average outstanding shares of common stock - diluted	16,890	16,230	17,245
Net income (loss) per common share:
Basic	$5.69	$(6.43)	$5.95
Diluted	$5.66	$(6.43)	$5.85

For the year ended December 31, 2020, diluted loss per common share was computed using the basic weighted average number of shares outstanding during the period as the 100,056 shares from common stock equivalents would have been antidilutive.

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

18. Segment Reporting
Information on segments and a reconciliation of gross profit to income (loss) before income taxes is as follows:

	Year Ended December 31,
	2021	2020	2019
Revenues		(In millions)
Franchise operations	$631.9	$469.5	$651.2
Rental operations	114.0	105.9	120.7
Company restaurants	146.0	108.1	131.2
Financing operations	4.3	5.8	7.1
Total	$896.2	$689.3	$910.2

Gross profit (loss), by segment
Franchise operations	$336.0	$230.5	$338.4
Rental operations	26.1	16.4	29.9
Company restaurants	9.3	(3.5)	8.0
Financing operations	3.8	5.3	6.5
Total gross profit	375.2	248.7	382.8
Corporate and unallocated expenses, net	(253.3)	(357.3)	(244.3)
Income (loss) before income taxes	$121.9	$(108.6)	$138.5

Interest expense
Rental operations	$4.9	$6.3	$7.7
Company restaurants	3.3	2.7	2.1
Corporate	63.3	66.9	60.4
Total	$71.5	$75.9	$70.2

Depreciation and amortization
Franchise operations	$10.1	$10.1	$10.3
Rental operations	11.1	12.3	13.4
Company restaurants	7.0	7.0	6.4
Corporate	11.7	13.4	12.4
Total	$39.9	$42.8	$42.5

Impairment of goodwill and intangible assets, closure and other impairment charges
Franchise operations	$1.7	$122.1	$—
Company restaurants	3.7	10.5	1.5
Total	$5.4	$132.6	$1.5

Capital expenditures
Franchise operations	$—	$—	$0.6
Company restaurants	6.5	2.7	3.2
Corporate	10.3	8.2	15.6
Total	$16.8	$10.9	$19.4

Goodwill
Franchise operations	$247.0	$247.0	$339.3
Company restaurants	4.6	4.6	4.6
Total	$251.6	$251.6	$343.9

Total assets
Franchise operations	$991.0	$997.7	$1,116.2
Rental operations	426.5	451.5	503.8
Company restaurants	117.2	121.1	134.3
Financing operations	39.7	49.9	72.0
Corporate	425.0	454.7	223.2
Total	$1,999.4	$2,074.9	$2,049.5

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

19. Subsequent Events

On February 17, 2022, the Company's Board of Directors declared a first quarter 2022 cash dividend of $0.46 per share of common stock, payable on April 1, 2022 to the stockholders of record as of the close of business on March 21, 2022.

On February 17, 2022, the Company's Board of Directors authorized a new share repurchase program, effective April 1, 2022, of up to $250 million (the “2022 Repurchase Program”). Approximately $66 million remained available for repurchases under the existing 2019 Share Repurchase Program as of December 31, 2021. In connection with the approval of the 2022 Repurchase Program, effective April 1, 2022, the 2019 Share Repurchase Program will terminate.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 2, 2022 based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of January 2, 2022.
The effectiveness of our internal control over financial reporting as of January 2, 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report that appears herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Dine Brands Global, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Dine Brands Global, Inc. and Subsidiaries’ internal control over financial reporting as of January 2, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Dine Brands Global, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 2, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 2, 2022 and January 3, 2021, the related consolidated statements of comprehensive income (loss), stockholders’ deficit and cash flows for each of the three years in the period ended January 2, 2022, and the related notes and our report dated March 2, 2022 expressed an unqualified opinion thereon.

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
March 2, 2022

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.
The information included in the sections entitled “Corporate Governance,” “Information about our Executive Officers” and “Proposal One: Election of Directors” to be set forth in our Proxy Statement for the 2022 Annual Meeting of Shareholders (“2022 Proxy Statement”) is hereby incorporated by reference into this Item.

Item 11.    Executive Compensation.
The information included in the sections entitled “Executive Compensation” and “Director Compensation” to be set forth in our 2022 Proxy Statement is hereby incorporated by reference into this Item.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information included in the section entitled “Security Ownership of Certain Beneficial Owners and
Management” to be set forth in our 2022 Proxy Statement is hereby incorporated by reference into this Item.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2021, regarding shares outstanding and available for issuance under the Dine Brands Global, Inc. 2019 Stock Incentive Plan (the “2019 Plan”):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	475,904	$76.65	1,087,403
Equity compensation plans not approved by security holders	—	—	—
Total	475,904	$76.65	1,087,403
The number of securities remaining available for future issuance represents shares under the 2019 Plan. Please refer to Note 14 - Stock-Based Incentive Plans, of the Notes to the Consolidated Financial Statements for a description of the 2019 Plan.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information included in the sections entitled “Corporate Governance—Certain Relationships and Related Person Transactions” and “Corporate Governance—Director Independence” to be set forth in our 2022 Proxy Statement is hereby incorporated by reference into this item.

Item 14.    Principal Accountant Fees and Services.
The information included in the section entitled “Audit-Related Matters” to be set forth in our 2022 Proxy Statement is hereby incorporated by reference into this item.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.
(a)(1) Consolidated Financial Statements
The following documents are contained in Part II, Item 8 of this Annual Report on Form 10-K:
•Reports of Independent Registered Public Accounting Firm.
•Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020.
•Consolidated Statements of Comprehensive Income (Loss) for each of the three years in the period ended
December 31, 2021.
•Consolidated Statements of Stockholders' Deficit for each of the three years in the period ended
December 31, 2021.
•Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2021.
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

†10.21
Dine Brands Global, Inc. 2019 Stock Incentive Plan Restricted Stock Award Agreement - Employees - 4-year Ratable Vesting (Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended June 30, 2021 is incorporated herein by reference).

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

†10.62	IHOP Corp. 2001 Stock Incentive Plan Non-Qualified Stock Option Agreement (Exhibit 10.15 to Registrant's 2003 Form 10-K is incorporated herein by reference).
†10.63	IHOP Corp 2001 Stock Incentive Plan as amended and restated (Appendix A to Registrant's Proxy Statement, filed on April 17, 2008 is incorporated herein by reference).
†10.64	DineEquity, Inc. Senior Executive Incentive Plan as amended and restated (Annex A to Registrant's Proxy Statement, filed on April 5, 2012 is incorporated herein by reference).
†10.65	Form of DineEquity, Inc. Indemnification Agreement (Exhibit 10.27 to Registrant's Form 10-K for the year ended December 31, 2011 is incorporated herein by reference).
†10.66	Dine Brands Global, Inc. Nonqualified Deferred Compensation Plan (Exhibit 10.53 to Registrant’s Form 10-K for the year ended December 31, 2018 is incorporated herein by reference).
†10.67	Amendment to Dine Brands Global, Inc. Nonqualified Deferred Compensation Plan (Exhibit 10.54 to Registrant’s Form 10-K for the year ended December 31, 2018 is incorporated herein by reference).
10.68
Purchase Agreement, dated May 28, 2019, among the Registrant, certain subsidiaries of the Registrant, Barclays Capital Inc. and Credit Suisse Securities (USA) LLC. (Exhibit 99.1 to the Registrant’s Form 8-K filed on May 28, 2019 is incorporated herein by reference).

10.69
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

10.70
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

†10.73
Separation Agreement and General Release between Greggory H. Kalvin and Dine Brands Global, Inc. dated February 20, 2019 (Exhibit 10.1 to Registrant's Form 8-K filed on February 21, 2019 is incorporated herein by reference).

†10.74
Employment Agreement dated as of November 13, 2020 by and between the Registrant and John W. Peyton (Exhibit 10.76 to Registrant's Form 10-K for the year ended December 31, 2020 is incorporated herein by reference).

†10.75
Amendment to Employment Agreement, dated as of November 16, 2020, by and between the Registrant and Stephen P. Joyce (Exhibit 10.77 to Registrant's Form 10-K for the year ended December 31, 2020 is in incorporated herein by reference).

†10.76
Nonqualified Stock Option Agreement, dated January 4, 2021, by and between the Registrant and John W. Peyton (Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended March 31, 2021 is incorporated herein by reference)

†10.77
Restricted Stock Unit Agreement, dated January 4, 2021, by and between the Registrant and John W. Peyton (Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended March 31, 2021 is incorporated herein by reference)

†10.78
Employment Agreement, dated May 10, 2021, by and between the Registrant and Vance Y. Chang (Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended June 30, 2021 is incorporated herein by reference)

†10.79
Employment Agreement, dated effective March 9, 2022 by and between the Registrant and John C. Cywinski (Exhibit 10.1 to Registrant’s Form 8-K filed on February 18, 2022 is incorporated herein by reference.)

†10.80
Employment Agreement, dated effective March 9, 2022 by and between the Registrant and Jay D. Johns (Exhibit 10.2 to Registrant’s Form 8-K filed on February 18, 2022 is incorporated herein by reference.)

*†10.81	Dine Brands Global, Inc. Executive Severance and Change in Control Plan
*21	Subsidiaries of Dine Brands Global, Inc.
*23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
*31.1	Certification of CEO pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
*31.2	Certification of CFO pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
*32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Schema Document.***
101.CAL	Inline XBRL Calculation Linkbase Document.***
101.DEF	Inline XBRL Definition Linkbase Document.***
101.LAB	Inline XBRL Label Linkbase Document.***
101.PRE	Inline XBRL Presentation Linkbase Document.***
104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 2nd day of March, 2022.

DINE BRANDS GLOBAL, INC.
By:	/s/ JOHN W. PEYTON
John W. Peyton Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities indicated, on this 2nd day of March, 2022.

Name	Title

/s/ JOHN W. PEYTON	Chief Executive Officer (Principal Executive Officer), Director
John W. Peyton

/s/ VANCE Y. CHANG	Chief Financial Officer (Principal Financial Officer)
Vance Y. Chang

/s/ ALLISON HALL	Chief Accounting Officer (Principal Accounting Officer)
Allison Hall

/s/ RICHARD J. DAHL	Chairman, Director
Richard J. Dahl

/s/ HOWARD M. BERK	Director
Howard M. Berk

/s/ DANIEL J. BRESTLE	Director
Daniel J. Brestle

/s/ SUSAN M. COLLYNS	Director
Susan M. Collyns

/s/ MICHAEL C. HYTER	Director
Michael C. Hyter

/s/ LARRY A. KAY	Director
Larry A. Kay

/s/ CAROLINE W. NAHAS	Director
Caroline W. Nahas

/s/ DOUGLAS M. PASQUALE	Director
Douglas M. Pasquale

/s/ MARTHA C. POULTER	Director
Martha C. Poulter

/s/ LILIAN C. TOMOVICH	Director
Lilian C. Tomovich