Form 10-Q
period 2022-03-31
Dine Brands Global, Inc.
filed 2022-05-04
CIK 49754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
 (Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2022
 OR
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

As of April 27, 2022, the Registrant had 16,751,012 shares of Common Stock outstanding.

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

development and implementation of innovative marketing and use of social media; changing health or dietary preference of consumers; risks associated with doing business in international markets; the results of litigation and other legal proceedings; third-party claims with respect to intellectual property assets; delivery initiatives and use of third-party delivery vendors; our allocation of human capital and our ability to attract and retain management and other key employees; compliance with federal, state and local governmental regulations; risks associated with our self-insurance; natural disasters or other serious incidents; our success with development initiatives outside of our core business; the adequacy of our internal controls over financial reporting and future changes in accounting standards; and other matters in the “Risk Factors” section of this report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and in our other filings with the Securities and Exchange Commission, many of which are beyond our control.

Fiscal Quarter End

The Company’s fiscal quarters end on the Sunday closest to the last day of each calendar quarter. For convenience, the fiscal quarters of each year are referred to as ending on March 31, June 30, September 30 and December 31. The first fiscal quarter of 2022 began on January 3, 2022 and ended on April 3, 2022. The first fiscal quarter of 2021 began on January 4, 2021 and ended on April 4, 2021.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.
Dine Brands Global, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	March 31, 2022	December 31, 2021
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$294,738	$361,412
Receivables, net of allowance of $4,490 (2022) and $4,959 (2021)	94,009	119,968
Restricted cash	47,168	47,541
Prepaid gift card costs	23,981	28,175
Prepaid income taxes	6,867	10,529
Other current assets	10,092	6,728
Total current assets	476,855	574,353
Other intangible assets, net	536,812	539,390
Operating lease right-of-use assets	329,895	335,428
Goodwill	251,628	251,628
Property and equipment, net	175,515	179,411
Long-term receivables, net of allowance of $6,319 (2022) and $6,897 (2021)	42,651	42,493
Deferred rent receivable	48,280	50,257
Non-current restricted cash	16,400	16,400
Other non-current assets, net	10,247	10,006
Total assets	$1,888,283	$1,999,366
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$38,421	$55,956
Gift card liability	137,123	165,530
Current maturities of operating lease obligations	72,451	72,079
Current maturities of finance lease and financing obligations	10,692	10,693
Accrued employee compensation and benefits	14,240	40,785
Accrued advertising	40,681	33,752
Dividends payable	—	6,919
Deferred franchise revenue, short-term	7,028	7,246
Other accrued expenses	14,134	17,770
Total current liabilities	334,770	410,730
Long-term debt	1,280,182	1,279,623
Operating lease obligations, less current maturities	313,634	320,848
Finance lease obligations, less current maturities	61,223	59,625
Financing obligations, less current maturities	30,147	31,967
Deferred income taxes, net	73,634	76,228
Deferred franchise revenue, long-term	45,141	46,100
Other non-current liabilities	14,724	17,052
Total liabilities	2,153,455	2,242,173
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $1 par value, 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; shares: 40,000,000 authorized; March 31, 2022 - 24,991,163 issued, 16,746,028 outstanding; December 31, 2021 - 24,992,275 issued, 17,163,946 outstanding	250	250
Additional paid-in-capital	250,150	256,189
Retained earnings	52,516	35,415
Accumulated other comprehensive loss	(60)	(59)
Treasury stock, at cost; shares: March 31, 2022 - 8,245,135; December 31, 2021 - 7,828,329	(568,028)	(534,602)
Total stockholders’ deficit	(265,172)	(242,807)
Total liabilities and stockholders’ deficit	$1,888,283	$1,999,366
 See the accompanying Notes to Consolidated Financial Statements.

Dine Brands Global, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Revenues:
Franchise revenues:
Royalties, franchise fees and other	$90,349	$80,091
Advertising revenues	70,883	60,885
Total franchise revenues	161,232	140,976
Company restaurant sales	39,416	35,949
Rental revenues	28,807	26,142
Financing revenues	968	1,132
Total revenues	230,423	204,199
Cost of revenues:
Franchise expenses:
Advertising expenses	70,883	60,885
Bad debt credit	(299)	(1,993)
Other franchise expenses	7,448	6,051
Total franchise expenses	78,032	64,943
Company restaurant expenses	37,408	32,884
Rental expenses:
Interest expense from finance leases	768	962
Other rental expenses	21,355	19,996
Total rental expenses	22,123	20,958
Financing expenses	107	128
Total cost of revenues	137,670	118,913
Gross profit	92,753	85,286
General and administrative expenses	41,548	39,911
Interest expense, net	15,533	16,496
Closure and impairment charges	146	2,010
Amortization of intangible assets	2,665	2,688
(Gain) loss on disposition of assets	(1,296)	167
Income before income taxes	34,157	24,014
Income tax (provision) benefit	(9,307)	1,589
Net income	24,850	25,603
Other comprehensive income net of tax:
Foreign currency translation adjustment	(1)	(1)
Total comprehensive income	$24,849	$25,602
Net income available to common stockholders:
Net income	$24,850	$25,603
Less: Net income allocated to unvested participating restricted stock	(598)	(548)
Net income available to common stockholders	$24,252	$25,055

Net income available to common stockholders per share:
Basic	$1.45	$1.52
Diluted	$1.45	$1.51
Weighted average shares outstanding:
Basic	16,722	16,460
Diluted	16,758	16,630
See the accompanying Notes to Consolidated Financial Statements.

Dine Brands Global, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Deficit
(In thousands)
(Unaudited)

	Three Months ended March 31, 2021
	Common Stock				Accumulated Other Comprehensive Loss	Treasury Stock
	Shares Outstanding	Amount	Additional Paid-in Capital	(Accumulated Deficit)		Shares	Cost	Total
Balance at December 31, 2020	16,452	$249	$257,625	$(55,553)	$(55)	8,430	$(556,917)	$(354,651)
Net income	—	—	—	25,603	—	—	—	25,603
Other comprehensive loss	—	—	—	—	(1)	—	—	(1)
Reissuance of treasury stock	539	1	(2,290)	—	—	(539)	21,773	19,484
Net issuance of shares for stock plans	166	—	—	—	—	—	—	—
Repurchase of restricted shares for taxes	(15)	—	(1,220)	—	—	—	—	(1,220)
Stock-based compensation	—	—	3,094	—	—	—	—	3,094
Tax payments for share settlement of restricted stock units	—	—	(9,711)	—	—	—	—	(9,711)
Balance at March 31, 2021	17,142	$250	$247,498	$(29,950)	$(56)	7,891	$(535,144)	$(317,402)

	Three Months ended March 31, 2022
	Common Stock				Accumulated Other Comprehensive Loss	Treasury Stock
	Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings		Shares	Cost	Total
Balance at December 31, 2021	17,164	$250	$256,189	$35,415	$(59)	7,828	$(534,602)	$(242,807)
Net income	—	—	—	24,850	—	—	—	24,850
Other comprehensive loss	—	—	—	—	(1)	—	—	(1)
Purchase of Company common stock	(588)	—	—	—	—	588	(41,445)	(41,445)
Reissuance of treasury stock	171	—	(7,778)	—	—	(171)	8,019	241
Net issuance of shares for stock plans	22	—	—	—	—	—	—	—
Repurchase of restricted shares for taxes	(23)	—	(1,745)	—	—	—	—	(1,745)
Stock-based compensation	—	—	4,341	—	—	—	—	4,341
Dividends on common stock	—	—	96	(7,749)	—	—	—	(7,653)
Tax payments for share settlement of restricted stock units	—	—	(953)	—	—	—	—	(953)
Balance at March 31, 2022	16,746	$250	$250,150	$52,516	$(60)	8,245	$(568,028)	$(265,172)

See the accompanying Notes to Consolidated Financial Statements.

Dine Brands Global, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net income	$24,850	$25,603
Adjustments to reconcile net income to cash flows (used in) provided by operating activities:
Depreciation and amortization	9,938	9,995
Non-cash closure and impairment charges	45	1,959
Non-cash stock-based compensation expense	4,341	3,094
Non-cash interest expense	714	712
Deferred income taxes	(873)	(8,267)
Deferred revenue	(1,177)	(1,565)
(Gain) loss on disposition of assets	(1,296)	167
Other	(1,766)	1,058
Changes in operating assets and liabilities:
Accounts receivable, net	(3,567)	(4,323)
Deferred rent receivable	1,977	1,736
Current income tax receivables and payables	2,352	(552)
Gift card receivables and payables	(2,180)	(3,246)
Other current assets	(3,365)	(3,072)
Accounts payable	(11,683)	809
Operating lease assets and liabilities	(2,909)	(4,374)
Accrued employee compensation and benefits	(26,646)	(6,968)
Accrued advertising	6,929	22,836
Other current liabilities	(3,474)	(5,037)
Cash flows (used in) provided by operating activities	(7,790)	30,565
Cash flows from investing activities:
Principal receipts from notes, equipment contracts and other long-term receivables	4,848	4,651
Net additions to property and equipment	(5,298)	(2,357)
Proceeds from sale of property and equipment	2,862	946
Additions to long-term receivables	(669)	—
Other	(30)	(110)
Cash flows provided by investing activities	1,713	3,130
Cash flows from financing activities:
Repayment of long-term debt	—	(3,250)
Repayment of revolving credit facility	—	(220,000)
Dividends paid on common stock	(14,588)	—
Repurchase of common stock	(41,585)	—
Principal payments on finance lease obligations	(2,340)	(2,621)
Proceeds from stock options exercised	241	19,484
Repurchase of restricted stock for tax payments upon vesting	(1,745)	(1,220)
Tax payments for share settlement of restricted stock units	(953)	(9,711)
Cash flows used in financing activities	(60,970)	(217,318)
Net change in cash, cash equivalents and restricted cash	(67,047)	(183,623)
Cash, cash equivalents and restricted cash at beginning of period	425,353	456,053
Cash, cash equivalents and restricted cash at end of period	$358,306	$272,430
Supplemental disclosures:
Interest paid in cash	$15,869	$17,240
Income taxes paid in cash	$7,945	$7,441
Non-cash conversion of accounts receivable to notes receivable	$—	$1,269

See the accompanying Notes to Consolidated Financial Statements.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1. General

The accompanying unaudited consolidated financial statements of Dine Brands Global, Inc. (the “Company” or “Dine Brands Global”) have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2022.

The consolidated balance sheet at December 31, 2021 has been derived from the audited consolidated financial statements at that date but does not include all of information and footnotes required by U.S. GAAP for complete financial statements.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

2. Basis of Presentation

The Company’s fiscal quarters end on the Sunday closest to the last day of each calendar quarter. For convenience, the fiscal quarters of each year are referred to as ending on March 31, June 30, September 30 and December 31. The first fiscal quarter of 2022 began on January 3, 2022 and ended on April 3, 2022. The first fiscal quarter of 2021 began on January 4, 2021 and ended on April 4, 2021.

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

Risks and Uncertainties

The Company was subject to risks and uncertainties as a result of the continuing outbreak of a novel strain of coronavirus, designated “COVID-19,” and evolving variants thereof. The extent of the continued impact of the COVID-19 pandemic on the Company's business remains uncertain and difficult to predict, as measures taken in response to and the effect of the pandemic have varied and continue to vary by country, state and municipalities within states. The Company first began to experience impacts from the COVID-19 pandemic in March 2020, as federal, state, local and international governments reacted to the public health crisis by encouraging social distancing and requiring, in varying degrees, restaurant dine-in limitations and other restrictions that largely limited the restaurants of the Company's franchisees and its company-operated restaurants to take-out and delivery sales during the initial stages of the pandemic. Subsequently, government-imposed dine-in restrictions have been relaxed or removed in many of the locations in which the Company operates as incidents of infection decline and vaccination rates increase within the respective governmental jurisdictions. As of March 31, 2022, substantially all domestic Applebee's and IHOP restaurants were open and operating without government-mandated restrictions.

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

3. Accounting Standards Adopted and Newly Issued Accounting Standards Not Yet Adopted

Accounting Standards Adopted in the Current Fiscal Year

In July 2021, the Financial Accounting Standards Board (“FASB”) issued guidance which affect lessors with lease contracts that (i) have variable lease payments that do not depend on a reference index or a rate and (ii) would have resulted in the recognition of a selling loss at lease commencement if classified as sales-type or direct financing. The amendments are effective for fiscal years beginning after December 15, 2021. Adoption did not have any material effect on the consolidated financial statements.

Additional new accounting guidance became effective for the Company as of the beginning of fiscal 2022 that the Company reviewed and concluded was either not applicable to its operations or had no material effect on its consolidated financial statements in the current or future fiscal years.

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

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

4. Revenue Disclosures (Continued)

The following table disaggregates franchise revenue by major type for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
	2022	2021
	(In thousands)
Franchise Revenue:
Royalties	$75,242	$65,767
Advertising fees	70,883	60,885
Pancake and waffle dry mix sales and other	12,931	10,890
Franchise and development fees	2,176	3,434
Total franchise revenue	$161,232	$140,976

Accounts and other receivables from franchisees as of March 31, 2022 and December 31, 2021 were $68.7 million (net of allowance of $0.7 million) and $66.0 million (net of allowance of $1.1 million), respectively, and were included in receivables, net in the Consolidated Balance Sheets.

Changes in the Company's contract liability for deferred franchise and development fees during the three months ended March 31, 2022 were as follows:

Deferred Franchise Revenue (short- and long-term)
(In thousands)
Balance at December 31, 2021	$53,346
Recognized as revenue during the three months ended March 31, 2022	(2,049)
Fees deferred during the three months ended March 31, 2022	872
Balance at March 31, 2022	$52,169
The balance of deferred revenue as of March 31, 2022 is expected to be recognized as follows:

(In thousands)
2022 (remaining nine months)	$5,271
2023	6,915
2024	6,259
2025	5,473
2026	4,653
Thereafter	23,598
Total	$52,169
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

Notes Receivable

Notes receivable balances primarily relate to the conversion of certain past due Applebee's franchisee accounts receivable to notes receivable, cash loans to franchisees for working capital purposes, a note receivable in connection with the sale of IHOP company restaurants and IHOP franchise fee and other notes. The notes are typically collateralized by the franchise. A significant portion of these notes have specific reserves recorded against them amounting to $9.8 million as of March 31, 2022.

Equipment Leases Receivable

Equipment leases receivable relate to IHOP franchise development activity prior to 2003 when IHOP typically leased or purchased the restaurant site, built and equipped the restaurant, then franchised the restaurant to a franchisee. Equipment lease contracts are collateralized by the equipment in the restaurant. The estimated fair value of the equipment collateralizing these lease contracts are not deemed to be significant given the very seasoned and mature nature of this portfolio. The weighted average remaining life of the Company’s equipment leases is 3.1 years as of March 31, 2022.

Real Estate Leases Receivable
Real estate leases receivable relate to IHOP franchise development activity prior to 2003. IHOP provided the financing for leasing or subleasing the site. Real estate leases at March 31, 2022, comprised 68 leases with a weighted average remaining life of 6.7 years, and relate to locations that IHOP is leasing from third parties and subleasing to franchisees.

Distributor Receivables

Receivables due from distributors are related to the sale of IHOP’s proprietary pancake and waffle dry mix to franchisees through the Company’s network of suppliers and distributors and are included as part of Other receivables.

	March 31, 2022	December 31, 2021
	(In millions)
Accounts receivable	$66.0	$63.6
Gift card receivables	5.3	33.4
Notes receivable	18.8	19.7
Financing receivables:
Equipment leases receivable	31.8	33.4
Real estate leases receivable	17.7	16.7
Other	7.9	7.6
	147.5	174.4
Less: allowance for credit losses	(10.8)	(11.9)
	136.7	162.5
Less: current portion	(94.0)	(120.0)
Long-term receivables	$42.7	$42.5

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

5. Current Expected Credit Losses (Continued)

The Company's primary credit quality indicator for all portfolio segments is delinquency. Changes in the allowance for credit losses during the three months ended March 31, 2022 were as follows:

	Accounts Receivable	Notes receivable, short-term	Notes receivable, long-term	Lease Receivables	Equipment Notes	Other (1)	Total
	(In millions)
Balance, December 31, 2021	$1.0	$3.8	$6.6	$0.2	$0.1	$0.2	$11.9
Bad debt (credit) expense	(0.1)	0.1	(0.3)	(0.0)	0.0	0.0	(0.3)
Advertising provision adjustment	(0.0)	(0.0)	(0.2)	—	—	—	(0.2)
Write-offs	(0.2)	(0.3)	—	—	—	(0.2)	(0.7)
Recoveries	0.1	—	—	—	0.0	—	0.1
Balance, March 31, 2022	$0.8	$3.6	$6.1	$0.2	$0.1	$0.0	$10.8
(1) Primarily distributor receivables, gift card receivables and credit card receivables

The delinquency status of receivables (other than accounts receivable, gift card receivables and distributor receivables) at March 31, 2022 was as follows:

	Notes receivable, short-term	Notes receivable, long-term	Lease Receivables	Equipment Notes	Other (1)	Total
	(In millions)
Current	$4.5	$12.7	$17.7	$31.8	$2.6	$69.3
30-59 days	0.1	—	—	—	—	0.1
60-89 days	0.0	—	—	—	—	0.0
90-119 days	0.0	—	—	—	—	0.0
120+ days	1.5	—	—	—	—	1.5
Total	$6.1	$12.7	$17.7	$31.8	$2.6	$70.9
(1) Primarily credit card receivables

The year of origination of the Company's notes receivable and financing receivables is as follows:

	Notes receivable, short and long-term	Lease Receivables	Equipment Notes	Total
	(In millions)
2022	$0.3	$2.9	$—	$3.2
2021	12.2	2.6	—	14.8
2020	0.5	1.4	—	1.9
2019	0.2	0.8	—	1.0
2018	—	—	—	0.0
2017	5.5	—	—	5.5
Prior	0.1	10.0	31.8	41.9
Total	$18.8	$17.7	$31.8	$68.3

The Company does not place its financing receivables in non-accrual status.

6. Lease Disclosures

The Company engages in leasing activity as both a lessee and a lessor. The Company currently leases from third parties the real property on which approximately 540 IHOP franchisee-operated restaurants and one Applebee's franchisee-operated restaurant are located; the Company (as lessor) subleases the property to the franchisees that operate those restaurants. The Company also leases property it owns to the franchisees that operate approximately 50 IHOP restaurants and one Applebee's restaurant. The Company leases from third parties the real property on which 69 Applebee's company-operated restaurants are located. The Company also leases office space for its principal corporate office in Glendale, California and restaurant support centers in Leawood, Kansas and Raleigh, North Carolina. The Company does not have a significant amount of non-real estate leases.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

6. Lease Disclosures (Continued)

The Company's existing leases/subleases related to IHOP restaurants generally provide for an initial term of 20 to 25 years, with most having one or more five-year renewal options. Leases related to Applebee's restaurants generally have an initial term of 10 to 20 years, with renewal terms of five to 20 years. Option periods were not included in determining liabilities and right-of-use assets related to operating leases. Approximately 260 of the Company's leases met the sales levels that required variable rent payments to the Company (as lessor), based on a percentage of restaurant sales during the three months ended March 31, 2022. Approximately 40 of the leases met the sales levels that required variable rent payments by the Company (as lessee), based on a percentage of restaurant sales during the three months ended March 31, 2022.

The Company's lease cost for the three months ended March 31, 2022 and 2021 was as follows:

	Three months ended March 31,
	2022	2021
	(In millions)
Finance lease cost:
Amortization of right-of-use assets	$1.1	$1.2
Interest on lease liabilities	1.3	1.5
Operating lease cost(1)	21.1	21.3
Variable lease cost	1.7	0.3
Short-term lease cost	0.0	0.0
Sublease income	(26.4)	(24.2)
Lease (income) cost	$(1.2)	$0.1
(1)Operating lease cost for the three months ended March 31, 2021 previously disclosed as $25.1 million was overstated due to the inclusion of certain finance lease activity. The correct operating lease cost for the three months ended March 31, 2021 was $21.3 million as reflected in the above table. The overstatement only impacted this note disclosure, and there was no impact to the Consolidated Statement of Comprehensive Income.

Future minimum lease payments under noncancelable leases as lessee as of March 31, 2022 were as follows:

	Finance Leases	Operating Leases
	(In millions)
2022 (remaining nine months)	$10.8	$69.2
2023	11.9	77.8
2024	10.2	73.3
2025	8.5	60.7
2026	7.9	51.2
Thereafter	48.4	135.4
Total minimum lease payments	97.7	467.6
Less: interest/imputed interest	(26.6)	(81.5)
Total obligations	71.1	386.1
Less: current portion	(9.9)	(72.5)
Long-term lease obligations	$61.2	$313.6

The weighted average remaining lease term as of March 31, 2022 was 9.9 years for finance leases and 6.7 years for operating leases. The weighted average discount rate as of March 31, 2022 was 10.0% for finance leases and 5.5% for operating leases.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

6. Lease Disclosures (Continued)

During the three months ended March 31, 2022 and 2021, the Company made the following cash payments for leases:

	Three months ended March 31,
	2022	2021
	(In millions)
Principal payments on finance lease obligations	$2.3	$2.6
Interest payments on finance lease obligations	$1.3	$1.5
Payments on operating leases	$23.0	$23.0
Variable lease payments	$2.1	$0.3

The Company's income from operating leases for the three months ended March 31, 2022 and 2021 was as follows:

	Three months ended March 31,
	2022	2021
	(In millions)
Minimum lease payments	$24.4	$23.8
Variable lease income	3.9	1.6
Total operating lease income	$28.3	$25.4

Minimum payments to be received as lessor under noncancelable operating leases as of March 31, 2022 were as follows:

(In millions)
2022 (remaining nine months)	$76.8
2023	98.6
2024	90.2
2025	77.2
2026	62.9
Thereafter	133.9
Total minimum rents receivable	$539.6

The Company's income from real estate leases for the three months ended March 31, 2022 and 2021 was as follows:

	Three months ended March 31,
	2022	2021
	(In millions)
Interest income	$0.4	$0.6
Variable lease income	0.1	0.1
Total real estate lease income	$0.5	$0.7

Minimum payments to be received as lessor under noncancelable real estate leases as of March 31, 2022 were as follows:

(In millions)
2022 (remaining nine months)	$5.3
2023	3.6
2024	1.4
2025	0.7
2026	0.6
Thereafter	2.6
Total minimum rents receivable	14.2
Less: unearned income	(2.1)
Total net investment in real estate leases	12.1
Less: current portion	(5.7)
Long-term investment in real estate leases	$6.4

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7. Long-Term Debt

At March 31, 2022 and December 31, 2021, long-term debt consisted of the following:

	March 31, 2022	December 31, 2021
	(In millions)
Series 2019-1 4.194% Fixed Rate Senior Secured Notes, Class A-2-I	$693.0	$693.0
Series 2019-1 4.723% Fixed Rate Senior Secured Notes, Class A-2-II	594.0	594.0
Debt issuance costs	(6.8)	(7.4)
Long-term debt, net of debt issuance costs	1,280.2	1,279.6
Current portion of long-term debt	—	—
Long-term debt	$1,280.2	$1,279.6

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

As of March 31, 2022, the Company's leverage ratio was 4.05x. As a result, quarterly principal payments on the 2019 Class A-2 Notes of $3.25 million currently are not required.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7. Long-Term Debt (Continued)

The Company may voluntarily repay the 2019 Class A-2 Notes at any time; however, if the 2019 Class A-2 Notes are repaid prior to certain dates, the Company would be required to pay make-whole premiums. As of March 31, 2022, the make-whole premium associated with voluntary prepayment of the Class A-2-I Notes was approximately $3 million; this amount declines progressively each quarter to zero in June 2022. As of March 31, 2022, the make-whole premium associated with voluntary prepayment of the Class A-2-II Notes was approximately $18 million; this amount declines progressively each quarter to zero in June 2024. The Company would also be subject to a make-whole premium in the event of a mandatory prepayment required following a Rapid Amortization Event or certain asset dispositions. The mandatory make-whole premium requirements are considered derivatives embedded in the New Notes that must be bifurcated for separate valuation. The Company estimated the fair value of these derivatives to be immaterial as of March 31, 2022, based on the probability-weighted discounted cash flows associated with either event.

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

In March 2020, the Company borrowed $220.0 million against the Credit Facility. The $220.0 million was repaid on March 5, 2021, and there have been no new borrowings since that date. As of March 31, 2022, there were no outstanding borrowings under the Credit Facility. The interest rate for borrowings under the Credit Facility is the three-month LIBOR rate plus 2.15% for 60% of the advances and the commercial paper funding rate of our conduit investor plus 2.15% for 40% of the advances.

At March 31, 2022, $3.5 million was pledged against the Credit Facility for outstanding letters of credit, leaving $221.5 million available for borrowing. The letters of credit are used primarily to satisfy insurance-related collateral requirements.

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

The Company's DSCR for the reporting period ended March 31, 2022 was approximately 4.6x.

Debt Issuance Costs

Amortization of costs incurred in connection with the issuance of the 2019 Class A-2 Notes of $0.5 million and $0.5 million were included in interest expense for the three months ended March 31, 2022 and 2021, respectively. Amortization costs incurred in connection with the Company's Credit Facility and prior credit facility of $0.2 million and $0.2 million were included in interest expense for the three months ended March 31, 2022 and 2021, respectively.
At March 31, 2022, total unamortized debt issuance costs related to the 2019 Class A-2 Notes of $6.8 million are reported as a direct reduction of the 2019 Class A-2 Notes in the Consolidated Balance Sheets. At March 31, 2022, total unamortized debt issuance costs of $1.4 million related to the Credit Facility and prior credit facility are classified as other long-term assets because there are no borrowings outstanding against the Credit Facility.

Maturities of Long-term Debt

•The anticipated repayment date of the Class A-2-I Notes is June 2024.
•The anticipated repayment date of the Class A-2-II Notes is June 2026.
•Quarterly principal payments on the Class A-2-I and Class A-2-II Notes totaling $3.25 million ($13.0 million per annum) are required if the Company's leverage ratio is greater than 5.25x.

8. Stockholders' Deficit

Dividends

Dividends declared and paid per share for the three months ended March 31, 2022 and 2021 were as follows:

	Three months ended March 31,
	2022	2021
Dividends declared per common share	$0.46	$—
Dividends paid per common share	$0.86	$—

On October 28, 2021, the Board of Directors declared a fourth quarter 2021 cash dividend of $0.40 per share of common stock, paid on January 7, 2022 to the stockholders of record as of the close of business on December 17, 2021.

On February 17, 2022, the Company's Board of Directors declared a first quarter 2022 cash dividend of $0.46 per share of common stock, paid on April 1, 2022 to the stockholders of record as of the close of business on March 21, 2022.

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

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

8. Stockholders' Deficit (Continued)
On February 17, 2022, the Company's Board of Directors authorized a new share repurchase program, effective April 1, 2022, of up to $250 million (the “2022 Repurchase Program”). In connection with the approval of the 2022 Repurchase Program, the 2019 Share Repurchase Program terminated effective April 1, 2022.

During the three months ended March 31, 2022, the Company repurchased 588,108 shares of common stock at a cost of $41.4 million. Cumulatively, the Company repurchased 2,344,804 shares at a cost of $175.8 million under the 2019 Repurchase Program through April 1, 2022, the effective date of termination as noted above.

Treasury Stock

Repurchases of the Company's common stock are included in treasury stock at the cost of shares repurchased plus any transaction costs. Treasury stock may be re-issued when stock options are exercised, when restricted stock awards are granted and when restricted stock units settle in stock upon vesting. The cost of treasury stock re-issued is determined using the first-in, first-out (“FIFO”) method. During the three months ended March 31, 2022, the Company re-issued 171,302 shares of treasury stock at a total FIFO cost of $8.0 million.

9. Income Taxes

The Company's effective tax rate was 27.2% (a tax provision of $9.3 million on pre-tax book income of $34.2 million) for the three months ended March 31, 2022, as compared to (6.6)% (a tax benefit of $1.6 million on pre-tax book income of $24.0 million) for the three months ended March 31, 2021. The effective tax rate for the three months ended March 31, 2022 was different than the rate of the prior comparable period primarily due to the recognition of excess tax benefits on stock-based compensation related to the departure of the Company's previous chief executive officer in the first quarter of 2021.

The total gross unrecognized tax benefit as of March 31, 2022 and December 31, 2021 was $2.2 million and $1.9 million, respectively, excluding interest, penalties and related tax benefits. The Company estimates the unrecognized tax benefit as of March 31, 2022 may decrease over the upcoming 12 months by an amount up to $0.3 million related to settlements with taxing authorities and expiring statutes of limitations. For the remaining liability, due to the uncertainties related to these tax matters, the Company is unable to make a reasonable estimate as to when cash settlement with a taxing authority will occur.

As of March 31, 2022, accrued interest was $0.7 million and accrued penalties were less than $0.1 million, excluding any related income tax benefits. As of December 31, 2021, accrued interest was $0.6 million and accrued penalties were less than $0.1 million, excluding any related income tax benefits. The Company recognizes interest accrued related to unrecognized tax benefits and penalties as a component of its income tax provision recognized in its Consolidated Statements of Comprehensive Income.

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

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

10. Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense included in general and administrative expenses in the Consolidated Statements of Comprehensive Income:

	Three months ended March 31,
	2022	2021
Total stock-based compensation expense:	(In millions)
Equity classified awards expense	$4.4	$3.1
Liability classified awards expense	0.4	1.5
Total pre-tax stock-based compensation expense	4.8	4.6
Book income tax benefit	(1.2)	(1.1)
Total stock-based compensation expense, net of tax	$3.6	$3.5

As of March 31, 2022, total unrecognized compensation expense of $26.3 million related to restricted stock and restricted stock units and $4.6 million related to stock options are expected to be recognized over a weighted average period of 1.7 years for restricted stock and restricted stock units and 1.8 years for stock options.

Fair Value Assumptions

The following table summarizes the assumptions used in the Black-Scholes model for stock options granted during the three months ended March 31, 2022.

Risk-free interest rate	1.7%
Historical volatility	70.1%
Dividend yield	2.6%
Expected years until exercise	4.5
Fair value of options granted	$33.23

Equity Classified Awards - Stock Options

Stock option balances at March 31, 2022, and activity for the three months ended March 31, 2022 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Millions)
Outstanding at December 31, 2021	475,904	$76.65
Granted	75,795	70.08
Exercised	(3,505)	68.08
Forfeited	(2,635)	90.54
Outstanding at March 31, 2022	545,559	75.72	7.0	$3.9
Vested at March 31, 2022 and Expected to Vest	522,263	75.82	6.9	$3.7
Exercisable at March 31, 2022	374,716	$75.93	6.0	$3.1

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price of the Company’s common stock on the last trading day of the first quarter of 2022 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2022. The aggregate intrinsic value will change based on the fair market value of the Company’s common stock and the number of in-the-money options.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

10. Stock-Based Compensation (Continued)
Equity Classified Awards - Restricted Stock and Restricted Stock Units

Outstanding balances as of March 31, 2022, and activity related to restricted stock and restricted stock units for the three months ended March 31, 2022 were as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value	Stock-Settled Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	276,611	$80.85	105,592	$71.00
Granted	167,797	70.09	59,002	46.64
Released	(56,687)	89.34	(40,599)	66.31
Forfeited	(6,667)	86.86	—	—
Outstanding at March 31, 2022	381,054	$74.77	123,995	$61.01

Liability Classified Awards - Cash-settled Restricted Stock Units

The Company has granted cash-settled restricted stock units to certain employees. These instruments are recorded as liabilities at fair value as of the respective period end.

Cash-Settled Restricted Stock Units
Outstanding at December 31, 2021	12,799
Granted	67
Released	(12,866)
Outstanding at March 31, 2022	—

For the three months ended March 31, 2022 and 2021, an expense of $0.2 million and $1.4 million, respectively, was included as stock-based compensation expense related to cash-settled restricted stock units. At March 31, 2022 and December 31, 2021, liabilities were zero and $0.9 million, respectively, related to cash-settled restricted stock units were included as part of accrued employee compensation and benefits in the Consolidated Balance Sheets.

Liability Classified Awards - Long-Term Incentive Awards
The Company has granted cash long-term incentive awards (“LTIP awards”) to certain employees. Annual LTIP awards vest over a three-year period and are determined using multipliers from 0% to 200% of the target award based on the total stockholder return of Dine Brands Global common stock compared to the total stockholder returns of a peer group of companies. The awards are considered stock-based compensation and are classified as liabilities measured at fair value as of the respective period end. For the three months ended March 31, 2022 and 2021, an expense of $0.2 million and $0.1 million, respectively, were included in total stock-based compensation expense related to LTIP awards. At March 31, 2022 and December 31, 2021, liabilities of $1.2 million and $1.5 million, respectively, related to LTIP awards were included as part of accrued employee compensation and benefits in the Consolidated Balance Sheets.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

11. Net Income per Share

The computation of the Company's basic and diluted net income per share is as follows:

	Three months ended March 31,
	2022	2021
	(In thousands, except per share data)
Numerator for basic and diluted income per common share:
Net income	$24,850	$25,603
Less: Net income allocated to unvested participating restricted stock	(598)	(548)
Net income available to common stockholders - basic	24,252	25,055
Effect of unvested participating restricted stock in two-class calculation	1	6
Net income available to common stockholders - diluted	$24,253	$25,061
Denominator:
Weighted average outstanding shares of common stock - basic	16,722	16,460
Dilutive effect of stock options	36	170
Weighted average outstanding shares of common stock - diluted	16,758	16,630
Net income per common share:
Basic	$1.45	$1.52
Diluted	$1.45	$1.51

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

 As of March 31, 2022, the franchise operations segment consisted of (i) 1,606 restaurants operated by Applebee’s franchisees in the United States, two U.S. territories and 11 countries outside the United States and (ii) 1,756 restaurants operated by IHOP franchisees and area licensees in the United States, two U.S. territories and seven countries outside the United States. Franchise operations revenue consists primarily of franchise royalty revenues, franchise advertising revenue, sales of proprietary products to franchisees (primarily pancake and waffle dry mixes for the IHOP restaurants), and franchise fees.  Franchise operations expenses include advertising expenses, the cost of IHOP proprietary products, bad debt expense, franchisor contributions to marketing funds, pre-opening training expenses and other franchise-related costs.

Company restaurant sales are retail sales at 69 Applebee's company-operated restaurants. Company restaurant expenses are operating expenses at company-operated restaurants and include food, labor, utilities, rent and other restaurant operating costs.
Rental operations revenue includes revenue from operating leases and interest income from real estate leases. Rental operations expenses are costs of operating leases and interest expense from finance leases on which the Company is the lessee.
Financing revenues primarily consist of interest income from the financing of IHOP equipment leases and franchise fees and interest income on Applebee's notes receivable from franchisees. Financing expenses are the cost of taxes related to IHOP equipment leases.

Dine Brand Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

12. Segments (Continued)
Information on segments is as follows:

	Three months ended March 31,
	2022	2021
	(In millions)
Revenues from external customers:
Franchise operations	$161.2	$141.0
Rental operations	28.8	26.1
Company restaurants	39.4	36.0
Financing operations	1.0	1.1
Total	$230.4	$204.2

Interest expense:
Rental operations	$1.1	$1.3
Company restaurants	0.8	0.9
Corporate	15.5	16.5
Total	$17.4	$18.7

Depreciation and amortization:
Franchise operations	$2.5	$2.5
Rental operations	2.6	2.8
Company restaurants	1.9	1.8
Corporate	2.9	2.9
Total	$9.9	$10.0

Gross profit (loss), by segment:
Franchise operations	$83.2	$76.0
Rental operations	6.7	5.2
Company restaurants	2.0	3.1
Financing operations	0.9	1.0
Total gross profit	92.8	85.3
Corporate and unallocated expenses, net	(58.6)	(61.3)
Income (loss) before income taxes	$34.2	$24.0

13. Closure and Impairment Charges

Closure and impairment charges for the three months ended March 31, 2022 and 2021 were as follows:

Closure and Impairment Charges	Three months ended March 31,
	2022	2021
	(In millions)
Closure charges	$0.1	$1.9
Long-lived tangible asset impairment	—	0.1
Total impairment and closure charges	$0.1	$2.0

The closure charges for the three months ended March 31, 2022 related to revisions to existing closure reserves, including accretion, primarily for 28 IHOP restaurants closed prior to December 31, 2021.
The closure charges of $1.9 million for the three months ended March 31, 2021 related to the establishment of or revisions to existing closure reserves for approximately 35 IHOP restaurants.

The long-lived asset impairment of $0.1 million for the three months ended March 31, 2021 related to one IHOP franchisee-operated restaurants for which the carrying amount exceeded the undiscounted cash flows.

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

The fair values of the Company's 2019 Class A-2 Notes at March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022	December 31, 2021
	(In millions)
Face Value of Class A-2 Notes	$1,287.0	$1,287.0
Fair Value of Class A-2 Notes	$1,275.8	$1,312.9

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

Lease Guarantees

In connection with the sale of Applebee’s restaurants to franchisees, the Company has, in certain cases, guaranteed or has potential continuing liability for lease payments totaling $219.6 million as of March 31, 2022. This amount represents the maximum potential liability for future payments under these leases. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from 2022 through 2048. Excluding unexercised option periods, the Company's potential liability for future payments under these leases is $48.0 million. In the event of default, the indemnity and default clauses in the sale or assignment agreements govern the Company's ability to pursue and recover damages incurred.

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

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

16. Cash, Cash Equivalents and Restricted Cash (Continued)

The components of cash and cash equivalents were as follows:

	March 31, 2022	December 31, 2021
	(In millions)
Money market funds	$15.0	$30.0
IHOP advertising funds and gift card programs	92.4	101.5
Other depository accounts	187.3	229.9
Total cash and cash equivalents	$294.7	$361.4

Current Restricted Cash
Current restricted cash primarily consisted of funds required to be held in trust in connection with the Company's securitized debt and funds from Applebee's franchisees pursuant to franchise agreements, usage of which was restricted to advertising activities. The components of current restricted cash were as follows:

	March 31, 2022	December 31, 2021
	(In millions)
Securitized debt reserves	$30.6	$29.9
Applebee's advertising funds	16.5	17.5
Other	0.1	0.1
Total current restricted cash	$47.2	$47.5

Non-current Restricted Cash
Non-current restricted cash was $16.4 million and $16.4 million at March 31, 2022 and December 31, 2021, respectively, and represents interest reserves required to be set aside for the duration of the Company's securitized debt.

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

Overview

The following discussion and analysis provides information which we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes thereto and the MD&A contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Except where the context indicates otherwise, the words “we,” “us,” “our,” “Dine Brands Global” and the “Company” refer to Dine Brands Global, Inc., together with its subsidiaries that are consolidated in accordance with United States generally accepted accounting principles (“U.S. GAAP”).

Through various subsidiaries, we own, franchise and operate the Applebee's Neighborhood Grill & Bar® (“Applebee's”) concept in the bar and grill segment within the casual dining category of the restaurant industry and we own and franchise the International House of Pancakes® (“IHOP”) concept in the family dining category of the restaurant industry. References herein to Applebee's® and IHOP® restaurants are to these two restaurant concepts, whether operated by franchisees, area licensees and their sub-licensees (collectively, “area licensees”) or by us. With 3,431 restaurants combined, 98% of which are franchised, we believe we are one of the largest full-service restaurant companies in the world.

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

Events Impacting Comparability of Financial Information

Comparisons of financial results for the three months ended March 31, 2022 with those for the three months ended March 31, 2021 were impacted by the extent of restrictions in place on restaurant operations in 2021. In March 2020, the World Health Organization declared a global pandemic related to the outbreak of a novel strain of coronavirus, designated “COVID-19.” Initially, federal, state, local and international governments reacted to the COVID-19 pandemic by encouraging or requiring social distancing, instituting shelter-in-place orders, and requiring, in varying degrees, reduced operating hours, restaurant dine-in and/or indoor dining limitations, capacity limitations or other restrictions.

The operating status of our restaurants was fluid during the three months ended March 31, 2021 and subject to change. Restrictions on restaurant operations were relaxed, removed or increased in response to changes in the number of COVID-19 infections, the availability and acceptance of vaccines and an increase in vaccination rates within the respective governmental jurisdictions. Generally speaking, during the second quarter of 2021, many federal, state and local governments began to relax or remove the restrictive protocols noted above, while most international governments maintained the restrictions, the degree of which varied by country.

As of March 31, 2022, almost all domestic Applebee's and IHOP restaurants were open and operating without government-mandated restrictions. This represents a significant improvement from March 31, 2021, at which time approximately 23% of domestic Applebee's restaurants and 11% of domestic IHOP restaurants were operating without government-mandated restrictions. Internationally, government-mandated restrictions vary by country, with many international restaurants still under restrictions. As of March 31, 2022, approximately 58% of international restaurants were operating without restrictions, an improvement from March 31, 2021, at which time no international restaurants were operating without restrictions.

Government-mandated restrictions notwithstanding, almost half of IHOP restaurants that operated 24 hours a day for all or parts of a week prior to the pandemic are currently closed during overnight hours. As of March 31, 2022, approximately 450 IHOP restaurants were operating 24 hours a day, seven days a week, with approximately 75 restaurants operating 24 hours a day for some portion of the week. As of December 31, 2019, the last reporting period prior to the pandemic, approximately 845 IHOP restaurants were operating 24 hours a day, seven days a week, with approximately 245 restaurants operating 24 hours a day for some portion of the week.

We have experienced a number of temporary and permanent closures of our restaurants during the COVID-19 pandemic. These closures occurred for a variety of reasons, and all closures were not necessarily related to the impact of the COVID-19 pandemic or related restrictions. We cannot predict the recurrences of the virus and the emergence of new variants of the virus, the acceptance of vaccines and booster vaccines worldwide and the availability of vaccines internationally, restrictions on in-restaurant dining that may be re-imposed, and, in general, what the short- and long-term impact on consumer discretionary spending the COVID-19 pandemic might have on our operations and the restaurant industry as a whole.

Key Financial Results

The financial tables appearing in MD&A present amounts in millions of dollars that are rounded from our consolidated financial statements presented in thousands of dollars. As a result, the tables may not foot or crossfoot due to rounding.

	Three months ended March 31,		Favorable (Unfavorable) Variance
	2022	2021

	(In millions, except per share data)
Income before income taxes	$34.2	$24.0	$10.2
Income tax (provision) benefit	(9.3)	1.6	(10.9)
Net income	$24.9	$25.6	$(0.7)

Effective tax rate	27.2%	(6.6)%	(33.8)%

Net income per diluted share	$1.45	$1.51	$(0.06)
			% increase
Weighted average diluted shares	16.8	16.6	0.8%

The effective tax rate for the three months ended March 31, 2022 was different than the rate of the prior comparable period primarily due to the recognition of excess tax benefits on stock-based compensation related to the departure of the Company's previous chief executive officer in the first quarter of 2021.

The following table highlights the primary components of the increase in our income before income taxes for the three months ended March 31, 2022, compared to our income before income taxes for the three ended March 31, 2021:

Favorable (Unfavorable) Variance
Three months ended March 31, 2022
(In millions)
Increase in gross profit:
Applebee's franchise operations	$5.6
IHOP franchise operations	1.6
Company restaurant operations	(1.1)
Rental and financing operations	1.4
Total increase in gross profit	7.5
Decrease in closure and impairment charges	1.9
Increase in general and administrative ("G&A") expenses	(1.6)
Other	2.4
Increase in income before income taxes	$10.1

Total gross profit for the three months ended March 31, 2022 increased compared with the same period of the prior year, primarily due to the increased revenue from franchise and rental operations, partially offset by higher costs for food, beverage and labor in company restaurant operations. Additionally, the increase in income before income taxes included a decrease in closure and impairment charges and a gain on the disposition of assets, offset by an increase in G&A expenses.

Increases in commodity, labor and other restaurant operating costs experienced at restaurants owned and operated by our franchisees could impact us to the extent our franchisees are adversely impacted by a sustained decline in their operating margins. At company operated restaurants, increases in commodity, labor and other restaurant operating costs impact us directly. As of March 31, 2022, we operate 69 Applebee’s restaurants, representing 2% of the 3,431 restaurants comprising our system.

See “Consolidated Results of Operations - Comparison of the Three Months ended March 31, 2022 and March 31, 2021” for additional discussion of the changes shown above.

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

Our key performance indicators for the three months ended March 31, 2022 were as follows:

	Three months ended March 31, 2022
	Applebee's	IHOP
Sales percentage increase in reported retail sales - 2022 vs. 2021	13.9%	19.9%
% increase in domestic system-wide same-restaurant sales - 2022 vs. 2021	14.3%	18.1%
Net franchise restaurant (reduction) increase (1)	(5)	5
Net (decrease) increase in total effective restaurants (2)	(21)	21
________________________________________________
(1) Franchise and area license restaurant closings, net of openings, during the three months ended March 31, 2022.
(2) Change in the weighted average number of franchise, area license and company-operated restaurants open during the three months ended March 31, 2022, compared to the weighted average number of those open during the same period of 2021.

The changes in sales percentage and domestic same-restaurant sales of both brands were impacted by the varying degrees of restrictions on in-restaurant dining in effect during the first quarter of 2021 that substantially had been relaxed during the first quarter of 2022, as discussed under “Events Impacting the Comparability of Financial Information.”

The change in total effective restaurants for each brand reflects both permanent closures, net of openings, over the past 12 months as well as the weighted effect of restaurants temporarily closed during each period.

Domestic Same-Restaurant Sales

Applebee’s system-wide domestic same-restaurant sales increased 14.3% for the three months ended March 31, 2022 compared to the same period of 2021. The increase was due to an increase in customer traffic as well as increase in average check. The increase in customer traffic primarily was due to the positive changes in restaurant operating status as discussed under “Events Impacting the Comparability of Financial Information,” as well as increased consumer desire to patronize restaurants after the relaxation of pandemic restrictions. The increase in average check was primarily due to favorable mix shifts related to a reduction in core menu items, successful promotional food and beverage offerings and a larger number of items purchased with off-premise orders, as well as menu price increases by franchisees.

Applebee's Off-premise Sales Data	Three months ended March 31,
	2022	2021
Off-premise sales (in millions) (1)	$297.0	$344.4
% sales mix	27.6%	36.7%
(1)   Primarily to-go, delivery and catering sales for comparable 2022 and 2021 restaurants.

Based on data from Black Box Intelligence, a restaurant sales reporting firm (“Black Box”), Applebee's increase in same-restaurant sales for the three months ended March 31, 2022 underperformed the casual dining segment of the restaurant industry (excluding Applebee's) during the same period of 2022.

IHOP's system-wide domestic same-restaurant sales increased 18.1% for the three months ended March 31, 2022 as compared to the same period of 2021. The improvement was due to an increase in average check as well as an increase in customer traffic. The increase in average check was primarily due to an increase in menu prices as well as a general increase in consumer spending due to larger party sizes and greater spending per person. The increase in customer traffic was primarily due to the positive changes in restaurant operating status as discussed under “Events Impacting the Comparability of Financial Information,” as well as increased consumer desire to patronize restaurants after the relaxation of pandemic restrictions.

IHOP Off-premise Sales Data	Three months ended March 31,
	2022	2021
Off-premise sales (in millions) (1)	$161.7	$182.8
% sales mix	24.6%	33.3%
(1)   Primarily to-go, delivery and catering sales for comparable 2022 and 2021 restaurants

Based on data from Black Box, IHOP's increase in same-restaurant sales for the three months ended March 31, 2022 underperformed the family dining segment of the restaurant industry (excluding IHOP) during that same period of 2022.

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

	Three months ended March 31,
	2022	2021
Applebee's Restaurant Data	(Unaudited)
Effective Restaurants(a)
Franchise	1,607	1,628
Company	69	69
Total	1,676	1,697
System-wide(b)
Domestic sales percentage change(c)	13.9%	1.2%
Domestic same-restaurant sales percentage change(d)	14.3%	11.9%
Franchise(b)
Domestic sales percentage change(c)	14.1%	0.7%
Domestic same-restaurant sales percentage change(d)	14.5%	11.5%
Average weekly domestic unit sales (in thousands)	$53.9	$46.8

IHOP Restaurant Data
Effective Restaurants(a)
Franchise	1,586	1,563
Area license	155	157
Total	1,741	1,720

System-wide(b)
Sales percentage change(c)	19.9%	(12.1)%
Domestic same-restaurant sales percentage change, including area license restaurants(d)	18.1%	(0.9)%
Franchise(b)
Sales percentage change(c)	20.5%	(12.9)%
Domestic same-restaurant sales percentage change(d)	18.6%	(1.9)%
Average weekly unit sales (in thousands)	$34.9	$29.4
Area License(b)
Sales percentage change(c)	14.4%	(3.7)%
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

	Three months ended March 31,
	2022	2021
Reported sales (in millions)	(Unaudited)

Applebee's domestic franchise restaurant sales	$1,055.0	$924.7
Applebee's company-operated restaurants	39.4	35.9
IHOP franchise restaurant sales	719.6	596.7
IHOP area license restaurant sales	70.5	61.7
Total	$1,884.5	$1,619.0

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

Restaurant Development Activity	Three months ended March 31,
	2022	2021
Applebee's	(Unaudited)
Summary - beginning of period:
Franchise	1,611	1,640
Company	69	69
Beginning of period	1,680	1,709

Franchise restaurants opened:
Domestic	1	2
International	—	—
Total franchise restaurants opened	1	2
Franchise restaurants permanently closed:
Domestic	(4)	(4)
International	(2)	(2)
Total franchise restaurants permanently closed	(6)	(6)
Net franchise restaurant reduction	(5)	(4)

Summary - end of period:
Franchise	1,606	1,636
Company	69	69
Total Applebee's restaurants, end of period	1,675	1,705
Domestic	1,575	1,596
International	100	109

IHOP
Summary - beginning of period:
Franchise	1,595	1,611
Area license	156	158
Company	—	3
Total IHOP restaurants, beginning of period	1,751	1,772

Franchise/area license restaurants opened:
Domestic franchise	7	8
Domestic area license	1	—
International franchise	2	—
Total franchise/area license restaurants opened	10	8
Franchise/area license restaurants permanently closed:
Domestic franchise	(3)	(16)
Domestic area license	(1)	(2)
International franchise	(1)	(9)
International area license	—	—
Total franchise/area license restaurants permanently closed	(5)	(27)
Net franchise/area license restaurant additions (reductions)	5	(19)
Refranchised by the Company	—	—
Franchise restaurants reacquired by the Company	—	(1)
Net increase (decrease) in franchise/area license restaurants	5	(20)

Summary - end of period:
Franchise	1,600	1,593
Area license	156	156
Company	—	4
Total IHOP restaurants, end of period	1,756	1,753
Domestic	1,661	1,660
International	95	93

The restaurant counts and activity presented above do not include two domestic Applebee's ghost kitchens (small kitchens with no store-front presence, used to fill off-premise orders), 10 international Applebee's ghost kitchens and 19 international IHOP ghost kitchens.

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

CONSOLIDATED RESULTS OF OPERATIONS
Comparison of the Three Months ended March 31, 2022 and 2021

Financial Results

Revenue	Three months ended March 31,		Favorable (Unfavorable) Variance
	2022	2021
	(In millions)
Franchise operations	$161.2	$141.0	$20.2
Rental operations	28.8	26.1	2.7
Company restaurant operations	39.4	36.0	3.4
Financing operations	1.0	1.1	(0.1)
Total revenue	$230.4	$204.2	$26.2
Change vs. prior period	12.8%

Total revenue for the three months ended March 31, 2022 increased compared with the same period of the prior year. As discussed under “Events Impacting the Comparability of Financial Information,” during the 2022 period, many governmental authorities relaxed or eliminated restrictions on restaurant operations that had been in place during the 2021 period in response to declines in the number of COVID-19 infections, the availability of vaccines and an increase of the number of vaccinated individuals within their respective jurisdictions. This had a favorable impact on same-restaurant sales and customer traffic in our franchise and company restaurant operations as well as a favorable impact on rental revenue based on a percentage of franchisees' retail sales.

Gross Profit	Three months ended March 31,		Favorable (Unfavorable) Variance
	2022	2021
	(In millions)
Franchise operations	$83.2	$76.0	$7.2
Rental operations	6.7	5.2	1.5
Company restaurant operations	2.0	3.1	(1.1)
Financing operations	0.9	1.0	(0.1)
Total gross profit	$92.8	$85.3	$7.5
Change vs. prior period	8.8%

Total gross profit for the three months ended March 31, 2022 increased compared with the same period of the prior year, primarily due to the increased revenue from franchise, company-operated restaurant and rental operations, partially offset by higher costs of food, beverage and labor in company restaurant operations.

	Three months ended March 31,		Favorable (Unfavorable) Variance
Franchise Operations	2022	2021
	(In millions, except number of restaurants)
Effective Franchise Restaurants:(1)
Applebee’s	1,607	1,628	(21)
IHOP	1,741	1,720	21

Franchise Revenues:
Applebee’s franchise fees	$44.1	$38.7	$5.4
IHOP franchise fees	46.2	41.4	4.8
Advertising fees	70.9	60.9	10.0
Total franchise revenues	161.2	141.0	20.2
Franchise Expenses:
Applebee’s	0.9	1.1	0.2
IHOP	6.2	3.0	(3.2)
Advertising expenses	70.9	60.9	(10.0)
Total franchise expenses	78.0	65.0	(13.0)
Franchise Gross Profit:
Applebee’s	43.2	37.6	5.6
IHOP	40.0	38.4	1.6
Total franchise gross profit	$83.2	$76.0	$7.2
Gross profit as % of franchise revenue (2)	51.6%	53.9%
Gross profit as % of franchise fees (2)(3)	92.1%	94.9%
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

Applebee's franchise fee revenue for the three months ended March 31, 2022 increased 14.0% as compared with the same period of the prior year, primarily due to the favorable impact on royalties of a 14.3% increase in domestic same-restaurant sales. Applebee's international revenues increased $1.0 million due to improvement in sales.

The decrease in Applebee's franchise expenses for the three months ended March 31, 2022 compared with the same period of the prior year primarily was due to the recovery of bad debt expense. Applebee's reduced its allowance for bad debts by $0.2 million during the three months ended March 31, 2022 as compared to bad debt expense of less than $0.1 million in the prior year period.

IHOP's franchise fee revenue for the three months ended March 31, 2022 increased 11.6% as compared with the same period of the prior year, primarily due to the favorable impact on royalties and pancake and waffle dry mix revenue of an 18.1% increase in domestic same-restaurant sales, partially offset by a $1.7 million decrease in termination fees and a $0.6 million decrease in other franchise fees.

IHOP franchise expenses for the three months ended March 31, 2022 increased $3.2 million as compared with same period of the prior year, primarily due to lower recovery of bad debt expense of $1.9 million and an increase in purchases of pancake and waffle dry mix. IHOP reduced its allowance for bad debts by $0.2 million during the three months ended March 31, 2022 as compared a reduction of $2.1 million in the first quarter of 2021.

Advertising revenue and expense by brand for the three months ended March 31, 2022 and 2021 were as follows:

	Three months ended March 31,		Increase
	2022	2021
	(In millions)
Advertising Revenues and Expenses:
Applebee’s	$44.4	$38.6	$5.8
IHOP	26.4	22.3	4.1
Total advertising revenues and expenses	$70.8	$60.9	$9.9

Applebee's and IHOP's advertising revenue and expense for the three months ended March 31, 2022 increased 15.0% and 18.4%, respectively, compared to the same period of the prior year primarily due to the increases in customer traffic and average check as noted above.

It is our accounting policy to recognize any deficiency in advertising fee revenue compared to advertising expenditure or any recovery of a previously recognized deficiency in advertising fee revenue compared to advertising expenditure in the fourth quarter of our fiscal year.

Rental Operations	Three months ended March 31,		Favorable (Unfavorable) Variance
	2022	2021
	(In millions)
Rental revenues	$28.8	$26.1	$2.7
Rental expenses	22.1	20.9	(1.2)
Rental operations gross profit	$6.7	$5.2	$1.5
Gross profit as % of revenue (1)	23.2%	19.8%
___________________________________________________
(1) Percentages calculated on actual amounts, not rounded amounts presented above.

Rental operations relate primarily to IHOP franchise restaurants. Rental income includes sublease revenue from operating leases and interest income from real estate leases. Rental expenses are costs of prime operating leases and interest expense on prime finance leases.

Rental segment revenue for the three months ended March 31, 2022 increased as compared to the same period of the prior year, primarily due to a $1.3 million increase in rental income based on a percentage of franchisees' retail sales. Additionally, rental revenue increased $1.3 million due to the gross presentation of certain elements of variable sublease income, such as common area maintenance payments received from franchisees and remitted to landlords, which previously were reported on a net basis. Rental segment expenses for the three months ended March 31, 2022 increased compared to the same period of the prior year, primarily due to a $1.3 million gross-up of lease-related expenses.

Company Restaurant Operations

	Three months ended March 31,		Favorable (Unfavorable) Variance
	2022	2021

Effective Restaurants	69	69	—
	(In millions)
Applebee's Company restaurant sales (1)	$39.4	$36.0	$3.4
Applebee's Company restaurant expenses (1)	37.4	32.7	(4.7)
IHOP restaurant expenses (2)	—	0.2	0.2
Company restaurant gross profit	$2.0	$3.1	$(1.1)
Gross profit as % of revenue (3)	5.1%	9.0%
_____________________________________________________
(1) Related to 69 Applebee's company-operated restaurants.
(2) Costs associated with IHOP restaurants in the process of being refranchised.
(3) Calculated for Applebee's company-operated restaurants only. Percentages calculated on actual amounts, not rounded amounts presented above.

Applebee's company same-restaurant sales for the three months ended March 31, 2022 increased 9.9% compared to the same period of 2021, the significant majority of which was due to an increase in customer traffic.

The increase in customer traffic primarily was due to the favorable change in operating capacity of the restaurants during the three months ended March 31, 2022 compared to the same period of 2021. All 69 of the Applebee's company-operated restaurants are located in South Carolina or North Carolina. Since the second week of January 2021, the 27 restaurants in South Carolina have operated without capacity limitations, while the 42 restaurants in North Carolina operated at 50% capacity until June 1, 2021, from which point those 42 restaurants also were able to operate without capacity limitations.

Gross profit and gross profit as a percentage of revenue for the three months ended March 31, 2022 were unfavorable compared the same period of the prior year, due to higher food, labor and delivery costs.

Company segment restaurant expenses include costs associated with reacquired IHOP restaurants in the process of being refranchised. There were no reacquired IHOP restaurants expenses during the three months ended March 31, 2022 and approximately $0.2 million of expenses during the three months ended March 31, 2021.

Financing Operations

Financing revenues primarily consist of interest income from the financing of IHOP equipment leases and franchise fees as well as interest income on Applebee's notes receivable from franchisees. Financing expenses are the cost of taxes related to IHOP equipment leases.

Financing revenue and gross profit for the three months ended March 31, 2022 declined compared to the same period of the prior year, primarily because of progressive decline in interest income as note balances are repaid.

G&A Expenses	Three months ended March 31,		Increase
	2022	2021
	(In millions)
Total G&A expenses	$41.5	$39.9	$(1.6)

G&A expenses for the three months ended March 31, 2022 increased 4.1% compared to the same period of the prior year, primarily due to increases in travel and conference expenses, personnel-related costs and professional services, partially offset by a decrease in recruitment costs. Included in total G&A expenses for the three months ended March 31, 2022 was $1.3 million of expense related to company-operated restaurants, an increase of $0.1 million from the same period of the prior year.

Closure and Impairment Charges	Three months ended March 31,		Favorable (Unfavorable) Variance
	2022	2021
	(In millions)
Closure charges	$0.1	$1.9	$1.8
Long-lived tangible asset impairment	—	0.1	0.1
Total impairment and closure charges	$0.1	$2.0	$1.9

The closure charges for the three months ended March 31, 2022 were minimal and primarily related to the revisions to existing closure reserves, including accretion, primarily for 28 IHOP restaurants. The closure charges for the three months ended March 31, 2021 related to the establishment or revisions to existing closure reserves, including accretion, primarily for 35 IHOP restaurants. Long-lived tangible asset impairment charges for the three months ended March 31, 2021 related to the impairment of operating lease right-of-use asset of one IHOP restaurant.

Other Income and Expense Items	Three months ended March 31,		Favorable (Unfavorable) Variance
	2022	2021
	(In millions)
Interest expense, net	$15.5	$16.5	$1.0
Amortization of intangible assets	2.7	2.7	0.0
(Gain) loss on disposition of assets	(1.3)	0.2	1.5
Total	$16.9	$19.4	$2.5

Interest expense, net

Interest expense, net for the three months ended March 31, 2022 declined compared to the same period of the prior year due to a decrease in interest expense on our Credit Facility. We had no borrowings outstanding under our Credit Facility during the three months ended March 31, 2022, whereas we had $220 million outstanding for approximately nine weeks during the three months ended March 31, 2021. See “Liquidity and Capital Resources” for additional discussion related to our Credit Facility.

(Gain) loss on disposition of assets

The gain on disposition of assets for the three months ended March 31, 2022 primarily related to sale of land and buildings for two IHOP restaurants located on sites owned by us. There were no individually significant gains or losses on disposition of assets during the three months ended March 31, 2021.

Income Taxes	Three months ended March 31,		Favorable (Unfavorable) Variance
	2022	2021
	(In millions)
Income before income taxes	$34.2	$24.0	$10.2
Income tax provision (benefit)	$9.3	$(1.6)	$(10.9)
Effective tax rate	27.2%	(6.6)%	(33.8)%
Our income tax provision or benefit will vary from period to period in our normal course of business for two reasons: a change in income before income taxes and a change in the effective tax rate. Changes in our income before income taxes were addressed in the preceding sections of “Consolidated Results of Operations - Comparison of the Three Months Ended March 31, 2022 and 2021.”
Our effective tax rate for the three months ended March 31, 2022 was different than the rate of the prior comparable period primarily due to the recognition of excess tax benefits on stock-based compensation related to the departure of the Company's previous chief executive officer in the first quarter of 2021.

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

As of March 31, 2022, our leverage ratio was 4.05x. As a result, quarterly principal payments on the 2019 Class A-2 Notes are not required.

The Company may voluntarily repay the 2019 Class A-2 Notes at any time; however, if we repay the 2019 Class A-2 Notes prior to certain dates we would be required to pay make-whole premiums. As of March 31, 2022, the make-whole premium associated with voluntary prepayment of the Class A-2-I Notes was approximately $3 million; this amount declines each quarter to zero in June 2022. As of March 31, 2022, the make-whole premium associated with voluntary prepayment of the Class A-2-II Notes was approximately $18 million; this amount declines each quarter to zero in June 2024. We would also be subject to a make-whole premium in the event of a mandatory prepayment required following a Rapid Amortization Event or certain asset dispositions. The mandatory make-whole premium requirements are considered derivatives embedded in the New Notes that must be bifurcated for separate valuation. We estimated the fair value of these derivatives to be immaterial as of March 31, 2022, based on the probability-weighted discounted cash flows associated with either event.
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

Our DSCR for the reporting period ended March 31, 2022 was approximately 4.6x.

Use of Credit Facilities

In March 2020, the Co-Issuers drew down a total of $220.0 million from the Credit Facility. The $220.0 million borrowing was repaid on March 5, 2021, and there have been no borrowings subsequent to that date. The current interest rate for borrowings under the Credit Facility is the three-month LIBOR rate plus 2.15% for 60% of the advances and the commercial paper funding rate of our conduit investor plus 2.15% for 40% of the advances.

At March 31, 2022, there were no outstanding borrowings under the Credit Facility. At March 31, 2022, $3.5 million was pledged against the Credit Facility for outstanding letters of credit, leaving $221.5 million available for borrowing. The letters of credit are used primarily to satisfy insurance-related collateral requirements.

Capital Allocation

To maintain financial flexibility in light of the COVID-19 pandemic, we suspended our repurchasing of common stock and the declaration of dividends on our common stock after the first quarter of 2020. After evaluating repurchases of common stock and dividend payments on common stock within the context of our overall capital allocation strategy, giving consideration to our current and forecast earnings, financial condition, cash requirements and other factors, we resumed repurchasing our common stock under the 2019 Share Repurchase Program and the declaration of dividends on our common stock in the fourth quarter of 2021.

Additionally, on February 17, 2022, the Company's Board of Directors authorized a new share repurchase program, effective April 1, 2022, of up to $250 million (the “2022 Repurchase Program”). In connection with the approval of the 2022 Repurchase Program, the 2019 Share Repurchase Program terminated effective April 1, 2022.

Dividends

Dividends declared and paid per share for the three months ended March 31, 2022 and 2021 were as follows:

	Three months ended March 31,
	2022	2021
Dividends declared per common share	$0.46	$—
Dividends paid per common share	$0.86	$—

On October 28, 2021, the Board of Directors declared a fourth quarter 2021 cash dividend of $0.40 per share of common stock, paid on January 7, 2022 to the stockholders of record as of the close of business on December 17, 2021.

On February 17, 2022, the Company's Board of Directors declared a first quarter 2022 cash dividend of $0.46 per share of common stock, paid on April 1, 2022 to the stockholders of record as of the close of business on March 21, 2022.

Stock Repurchases

During the three months ended March 31, 2022, the Company repurchased 588,108 shares of common stock at a cost of $41.4 million. Cumulatively, we repurchased 2,344,804 shares at a cost of $175.8 million under the 2019 Repurchase Program through April 1, 2022, the effective date of termination as noted above.

From time to time, we also repurchase shares owned and tendered by employees to satisfy tax withholding obligations on the vesting of restricted stock awards. Shares are deemed purchased at the closing price of our common stock on the vesting date. See Part II, Item 2 for detail on this stock repurchase activity during the first quarter of 2022.

Cash Flows

In summary, our cash flows for the three months ended March 31, 2022 and March 31, 2021 were as follows:

	Three months ended March 31,
	2022	2021	Variance
	(In millions)
Net cash (used in) provided by operating activities	$(7.8)	$30.6	$(38.4)
Net cash provided by investing activities	1.7	3.1	(1.4)
Net cash used in financing activities	(61.0)	(217.3)	156.3
Net decrease in cash, cash equivalents and restricted cash	$(67.1)	$(183.6)	$116.5

Operating Activities

Cash provided by operating activities decreased $38.4 million during the three months ended March 31, 2022 compared to the same period of the prior year. Our net income plus the non-cash reconciling items shown in our statements of cash flows (primarily depreciation, impairment and closure charges, stock-based compensation and deferred taxes) increased $2.0 million from 2021. This was primarily due to an increase in gross profit, partially offset by an increase in G&A expenses and the recognition of excess tax benefits on stock-based compensation in 2021 that did not recur in 2022 , each of which was discussed in preceding sections of the MD&A. Net changes in working capital used cash of $42.6 million during the three months ended March 31, 2022 compared to using cash of $2.2 million during the same period of the prior year, an unfavorable change of $40.4 million. The unfavorable change in working capital was primarily due to an increase in payments for corporate bonuses and other employee compensation and the timing of marketing disbursements.

Investing Activities

Investing activities provided net cash of $1.7 million for the three months ended March 31, 2022. Principal receipts from notes, equipment contracts and other long-term receivables of $4.8 million and proceeds from asset sales of $2.9 million were partially offset by capital expenditures of $5.3 million and additions to long-term receivables of $0.7 million.

Financing Activities

Financing activities used net cash of $61.0 million for the three months ended March 31, 2022. We repurchased common stock in the amount of $41.6 million, paid dividends of $14.6 million and made payments on finance lease obligations of $2.3 million. The decrease in cash used by financing activities was due to a $220 million repayment of Credit Facility in 2021 that did not recur in 2022, partially offset by the resumption of dividend repurchases and dividend payments in 2022 that had been suspended in 2021.

Cash and Cash Equivalents

Our total cash balances as of March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022	December 31, 2021
	(In millions)
Cash and cash equivalents	$294.7	$361.4
Restricted cash, current	47.2	47.5
Restricted cash, non-current	16.4	16.4
Total	$358.3	$425.3

Cash and cash equivalents include $92.4 million and $101.5 million of cash held for gift card programs and advertising funds as of March 31, 2022 and December 31, 2021, respectively. The decrease in cash and cash equivalents between March 31, 2022 and December 31, 2021 was primarily due to payments to repurchase common stock, dividend payments and other payments including employee bonuses and advertising.

We believe that our unrestricted cash and cash equivalents on hand, cash flow from operations, and the $221.5 million of borrowing capacity available under our Credit Facility will provide us with adequate liquidity for the next twelve months.

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

Adjusted free cash flow is a non-U.S. GAAP measure. This non-U.S. GAAP measure is not defined in the same manner by all companies and may not be comparable to other similarly titled measures of other companies. Non-U.S. GAAP measures should be considered in addition to, and not as a substitute for, the U.S. GAAP information contained within our financial statements. Reconciliation of the cash provided by operating activities to adjusted (negative) free cash flow is as follows:

	Three months ended March 31,
	2022	2021	Variance
	(In millions)
Cash flows (used in) provided by operating activities	$(7.8)	$30.6	$(38.4)
Receipts from notes and equipment contracts receivable	3.0	2.5	0.5
Additions to property and equipment	(5.3)	(2.4)	(2.9)
Adjusted (negative) free cash flow	$(10.1)	$30.7	$(40.8)

Adjusted free cash flow for the three months ended March 31, 2022 declined compared to the same period of the prior year due to the decrease in cash flows provided by operating activities and the increase in capital expenditures, partially offset by an increase in receipts from notes and equipment contracts receivable, each of which was discussed in preceding sections of this MD&A.

Contractual Obligations and Commitments

There were no material changes to the contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2021. During the three months ended March 31, 2022, there were no significant changes in our critical accounting policies or in our critical accounting estimates.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

There were no material changes from the information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Item 1A.  Risk Factors.

 There are no material changes from the risk factors set forth under Item 1A of Part I of the Company’s Annual Report on
Form 10-K for the fiscal year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Company
Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Approximate dollar value of shares that may yet be purchased under the plans or programs (b)
January 3, 2022 - January 30, 2022	71,018	$69.63	70,780	$60,700,000
January 31, 2022 - February 27, 2022	50,450	76.13	40,886	$57,700,000
February 28, 2022 - April 3, 2022	489,612	70.27	476,442	$24,200,000
	611,080	$70.68	588,108	$24,200,000
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
(b)   In February 2019, the Company’s Board of Directors approved the 2019 Repurchase Program authorizing the Company to repurchase up to $200 million of the Company's common stock. On February 17, 2022, the Company's Board of Directors authorized a new share repurchase program, effective April 1, 2022, of up to $250 million (the “2022 Repurchase Program”). In connection with the approval of the 2022 Repurchase Program, the 2019 Share Repurchase Program terminated effective April 1, 2022. The 2022 Repurchase Program, as approved by the Board of Directors, does not require the repurchase of a specific number of shares and can be terminated at any time.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

None.

Item 6. Exhibits.

†10.1
Employment Agreement, dated effective March 9, 2022 by and between Dine Brands Global, Inc. and John C. Cywinski (Exhibit 10.1 to Registrant’s Form 8-K filed on February 18, 2022 is incorporated herein by reference.)

†10.2
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

Dine Brands Global, Inc. (Registrant)

Dated:	4th day of May, 2022	By:	/s/ John W. Peyton
John W. Peyton Chief Executive Officer (Principal Executive Officer)

Dated:	4th day of May, 2022	By:	/s/ Vance Y. Chang
Vance Y. Chang Chief Financial Officer (Principal Financial Officer)

Dated:	4th day of May, 2022	By:	/s/ Allison Hall
Allison Hall Chief Accounting Officer (Principal Accounting Officer)