Form 10-Q
period 2022-06-30
Dine Brands Global, Inc.
filed 2022-08-09
CIK 49754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
 (Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2022
 OR
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

As of August 2, 2022, the Registrant had 15,681,189 shares of Common Stock outstanding.

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

Factors that could cause actual results to differ materially from the projections, forecasts, estimates and expectations discussed in this Quarterly Report on Form 10-Q include, among other things: uncertainty regarding the duration and severity of the ongoing COVID-19 pandemic (including the emergence of variant strains) and its ultimate impact on our business; general economic conditions, including the impact of inflation; our level of indebtedness; compliance with the terms of our securitized debt; our ability to refinance our current indebtedness or obtain additional financing; our dependence on information technology; potential cyber incidents; the implementation of restaurant development plans; our dependence on our franchisees; the concentration of our Applebee’s franchised restaurants in a limited number of franchisees; the financial health of our franchisees, including any insolvency or bankruptcy; credit risks from our IHOP franchisees operating under our previous IHOP business model in which we built and equipped IHOP restaurants and then franchised them to franchisees; insufficient insurance coverage to cover potential risks associated with the ownership and operation of restaurants; our franchisees’ and other licensees’ compliance with our quality standards and trademark usage; general risks associated with the restaurant industry; potential harm to our brands’ reputation; risks of food-borne illness or food tampering; possible future impairment charges; trading volatility and fluctuations in the price of our stock; our ability to achieve the financial guidance we provide to investors; successful implementation of our business strategy; the availability of suitable locations for new restaurants; shortages or interruptions in the supply or delivery of products from third parties or availability of utilities; the management and forecasting of appropriate inventory levels; development and implementation of innovative marketing and use of social media; changing health or dietary preference of consumers; risks associated with doing business in international markets; the results of litigation and other legal proceedings; third-party claims with respect to intellectual property assets; delivery initiatives and use of third-party delivery vendors; our allocation of human capital and our ability to attract and retain management and other key employees; compliance with federal, state and local governmental regulations; risks associated with our self-insurance; natural disasters or other serious incidents; our success with development initiatives outside of our core business; the adequacy of our internal controls over financial reporting and future changes in accounting standards; and other matters in the “Risk Factors” section of this report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and in our other filings with the Securities and Exchange Commission, many of which are beyond our control.

Fiscal Quarter End

The Company’s fiscal quarters end on the Sunday closest to the last day of each calendar quarter. For convenience, the fiscal quarters of each year are referred to as ending on March 31, June 30, September 30 and December 31. The first fiscal quarter of 2022 began on January 3, 2022 and ended on April 3, 2022; the second fiscal quarter of 2022 ended on July 3, 2022. The first fiscal quarter of 2021 began on January 4, 2021 and ended on April 4, 2021; the second fiscal quarter of 2021 ended on July 4, 2021.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.
Dine Brands Global, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	June 30, 2022	December 31, 2021
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$263,536	$361,412
Receivables, net of allowance of $4,500 (2022) and $4,959 (2021)	91,888	119,968
Restricted cash	49,776	47,541
Prepaid gift card costs	25,028	28,175
Prepaid income taxes	6,890	10,529
Other current assets	12,710	6,728
Total current assets	449,828	574,353
Other intangible assets, net	534,247	539,390
Operating lease right-of-use assets	355,149	335,428
Goodwill	251,628	251,628
Property and equipment, net	175,265	179,411
Deferred rent receivable	46,293	50,257
Long-term receivables, net of allowance of $5,713 (2022) and $6,897 (2021)	43,076	42,493
Non-current restricted cash	16,400	16,400
Other non-current assets, net	9,880	10,006
Total assets	$1,881,766	$1,999,366
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$38,537	$55,956
Gift card liability	133,874	165,530
Current maturities of operating lease obligations	71,663	72,079
Current maturities of finance lease and financing obligations	10,662	10,693
Accrued employee compensation and benefits	21,202	40,785
Accrued advertising	33,574	33,752
Dividends payable	8,239	6,919
Deferred franchise revenue, short-term	7,077	7,246
Other accrued expenses	18,970	17,770
Total current liabilities	343,798	410,730
Long-term debt	1,280,747	1,279,623
Operating lease obligations, less current maturities	338,169	320,848
Finance lease obligations, less current maturities	63,562	59,625
Financing obligations, less current maturities	29,887	31,967
Deferred income taxes, net	75,064	76,228
Deferred franchise revenue, long-term	43,873	46,100
Other non-current liabilities	15,322	17,052
Total liabilities	2,190,422	2,242,173
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $1 par value, 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; shares: 40,000,000 authorized; June 30, 2022 - 24,974,835 issued, 15,823,390 outstanding; December 31, 2021 - 24,992,275 issued, 17,163,946 outstanding	250	250
Additional paid-in-capital	253,213	256,189
Retained earnings	68,265	35,415
Accumulated other comprehensive loss	(63)	(59)
Treasury stock, at cost; shares: June 30, 2022 - 9,151,445; December 31, 2021 - 7,828,329	(630,321)	(534,602)
Total stockholders’ deficit	(308,656)	(242,807)
Total liabilities and stockholders’ deficit	$1,881,766	$1,999,366
 See the accompanying Notes to Consolidated Financial Statements.

Dine Brands Global, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues:
Franchise revenues:
Royalties, franchise fees and other	$94,148	$94,630	$184,497	$174,721
Advertising revenues	74,111	72,324	144,994	133,209
Total franchise revenues	168,259	166,954	329,491	307,930
Company restaurant sales	39,511	38,194	78,927	74,143
Rental revenues	29,066	27,382	57,873	53,524
Financing revenues	958	1,089	1,926	2,221
Total revenues	237,794	233,619	468,217	437,818
Cost of revenues:
Franchise expenses:
Advertising expenses	74,111	72,324	144,994	133,209
Bad debt credit	(147)	(291)	(446)	(2,284)
Other franchise expenses	8,305	7,224	15,753	13,275
Total franchise expenses	82,269	79,257	160,301	144,200
Company restaurant expenses	37,881	34,759	75,289	67,643
Rental expenses:
Interest expense from finance leases	746	893	1,514	1,855
Other rental expenses	21,097	19,718	42,452	39,714
Total rental expenses	21,843	20,611	43,966	41,569
Financing expenses	106	115	213	243
Total cost of revenues	142,099	134,742	279,769	253,655
Gross profit	95,695	98,877	188,448	184,163
General and administrative expenses	44,063	39,276	85,611	79,187
Interest expense, net	15,359	15,739	30,892	32,235
Closure and impairment charges	1,311	2,571	1,457	4,581
Amortization of intangible assets	2,665	2,663	5,330	5,351
(Gain) loss on disposition of assets	(234)	(30)	(1,530)	137
Income before income taxes	32,531	38,658	66,688	62,672
Income tax provision	(8,569)	(9,296)	(17,876)	(7,707)
Net income	23,962	29,362	48,812	54,965
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(3)	(1)	(4)	(2)
Total comprehensive income	$23,959	$29,361	$48,808	$54,963
Net income available to common stockholders:
Net income	$23,962	$29,362	$48,812	$54,965
Less: Net income allocated to unvested participating restricted stock	(673)	(657)	(1,273)	(1,431)
Net income available to common stockholders	$23,289	$28,705	$47,539	$53,534

Net income available to common stockholders per share:
Basic	$1.45	$1.70	$2.90	$3.21
Diluted	$1.45	$1.69	$2.90	$3.19
Weighted average shares outstanding:
Basic	16,050	16,886	16,386	16,673
Diluted	16,080	16,977	16,418	16,802
See the accompanying Notes to Consolidated Financial Statements.

Dine Brands Global, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Deficit
(In thousands)
(Unaudited)

	Three Months Ended June 30, 2022
	Common Stock				Accumulated Other Comprehensive Loss	Treasury Stock
	Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings		Shares	Cost	Total
Balance at March 31, 2022	16,746	$250	$250,150	$52,516	$(60)	8,245	$(568,028)	$(265,172)
Net income	—	—	—	23,962	—	—	—	23,962
Other comprehensive loss	—	—	—	—	(3)	—	—	(3)
Purchase of common stock	(913)	—	—	—	—	913	(62,608)	(62,608)
Reissuance of treasury stock	7	—	(315)	—	—	(7)	315	—
Net issuance of shares for stock plans	(8)	—	—	—	—	—	—	—
Repurchase of restricted shares for taxes	(9)	—	(608)	—	—	—	—	(608)
Stock-based compensation	—	—	3,986	—	—	—	—	3,986
Dividends on common stock	—	—	—	(8,213)	—	—	—	(8,213)
Balance at June 30, 2022	15,823	$250	$253,213	$68,265	$(63)	9,151	$(630,321)	$(308,656)

	Six Months Ended June 30, 2022
	Common Stock				Accumulated Other Comprehensive Loss	Treasury Stock
	Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings		Shares	Cost	Total
Balance at December 31, 2021	17,164	$250	$256,189	$35,415	$(59)	7,828	$(534,602)	$(242,807)
Net income	—	—	—	48,812	—	—	—	48,812
Other comprehensive loss	—	—	—	—	(4)	—	—	(4)
Purchase of common stock	(1,501)	—	—	—	—	1,501	(104,053)	(104,053)
Reissuance of treasury stock	178	—	(8,093)	—	—	(178)	8,334	241
Net issuance of shares for stock plans	14	—	—	—	—	—	—	—
Repurchase of restricted shares for taxes	(32)	—	(2,353)	—	—	—	—	(2,353)
Stock-based compensation	—	—	8,327	—	—	—	—	8,327
Dividends on common stock	—	—	96	(15,962)	—	—	—	(15,866)
Tax payments for share settlement of restricted stock units	—	—	(953)	—	—	—	—	(953)
Balance at June 30, 2022	15,823	$250	$253,213	$68,265	$(63)	9,151	$(630,321)	$(308,656)

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

See the accompanying Notes to Consolidated Financial Statements.

Dine Brands Global, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net income	$48,812	$54,965
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	19,969	19,976
Non-cash closure and impairment charges	1,348	4,514
Non-cash stock-based compensation expense	8,327	5,612
Non-cash interest expense	1,436	1,427
Deferred income taxes	(773)	(10,007)
Deferred revenue	(2,396)	(4,678)
(Gain) loss on disposition of assets	(1,530)	137
Other	(2,647)	2,139
Changes in operating assets and liabilities:
Accounts receivable, net	(1,114)	4,928
Deferred rent receivable	3,964	3,432
Current income tax receivables and payables	3,715	5,315
Gift card receivables and payables	(8,397)	(3,837)
Other current assets	(5,983)	(2,036)
Accounts payable	(9,656)	6,195
Operating lease assets and liabilities	(5,724)	(9,179)
Accrued employee compensation and benefits	(18,894)	1,466
Accrued advertising	(178)	31,066
Other current liabilities	(400)	(5,419)
Cash flows provided by operating activities	29,879	106,016
Cash flows from investing activities:
Principal receipts from notes, equipment contracts and other long-term receivables	9,476	9,703
Net additions to property and equipment	(12,749)	(4,064)
Proceeds from sale of property and equipment	3,658	946
Additions to long-term receivables	(1,069)	—
Other	(93)	(237)
Cash flows (used in) provided by investing activities	(777)	6,348
Cash flows from financing activities:
Repayment of long-term debt	—	(6,500)
Repayment of revolving credit facility	—	(220,000)
Dividends paid on common stock	(14,588)	—
Repurchase of common stock	(102,394)	—
Principal payments on finance lease obligations	(4,696)	(5,244)
Proceeds from stock options exercised	241	22,511
Repurchase of restricted stock for tax payments upon vesting	(2,353)	(1,403)
Tax payments for share settlement of restricted stock units	(953)	(9,783)
Cash flows used in financing activities	(124,743)	(220,419)
Net change in cash, cash equivalents and restricted cash	(95,641)	(108,055)
Cash, cash equivalents and restricted cash at beginning of period	425,353	456,053
Cash, cash equivalents and restricted cash at end of period	$329,712	$347,998
Supplemental disclosures:
Interest paid in cash	$31,701	$33,405
Income taxes paid in cash	$16,065	$13,341
Non-cash conversion of accounts receivable to notes receivable	$—	$1,640

See the accompanying Notes to Consolidated Financial Statements.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1. General

The accompanying unaudited consolidated financial statements of Dine Brands Global, Inc. (the “Company” or “Dine Brands Global”) have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2022.

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

2. Basis of Presentation

The Company’s fiscal quarters end on the Sunday closest to the last day of each calendar quarter. For convenience, the fiscal quarters of each year are referred to as ending on March 31, June 30, September 30 and December 31. The first fiscal quarter of 2022 began on January 3, 2022 and ended on April 3, 2022; the second fiscal quarter of 2022 ended on July 3, 2022. The first fiscal quarter of 2021 began on January 4, 2021 and ended on April 4, 2021; the second fiscal quarter of 2021 ended on July 4, 2021.

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

Risks and Uncertainties

The Company was subject to risks and uncertainties as a result of the continuing outbreak of a novel strain of coronavirus, designated “COVID-19,” and evolving variants thereof. The extent of the continued impact of the COVID-19 pandemic on the Company's business remains uncertain and difficult to predict, as measures taken in response to and the effect of the pandemic have varied and continue to vary by country, state and municipalities within states. The Company first began to experience impacts from the COVID-19 pandemic in March 2020, as federal, state, local and international governments reacted to the public health crisis by encouraging social distancing and requiring, in varying degrees, restaurant dine-in limitations and other restrictions that largely limited the restaurants of the Company's franchisees and its company-operated restaurants to take-out and delivery sales during the initial stages of the pandemic. Subsequently, government-imposed dine-in restrictions have been relaxed or removed in many of the locations in which the Company operates as incidents of infection decline and vaccination rates increase within the respective governmental jurisdictions. As of June 30, 2022, substantially all domestic Applebee's Neighborhood Grill & Bar® (“Applebee's”) and International House of Pancakes® (“IHOP”) were open and operating without government-mandated restrictions.

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

Franchising Activities

The Company owns, franchises and operates the Applebee's concept in the casual dining category of the restaurant industry and the Company owns and franchises the IHOP concept in the family dining category of the restaurant industry. The franchise arrangement for both brands is documented in the form of a franchise agreement and, in most cases, a development agreement. The franchise arrangement between the Company as the franchisor and the franchisee as the customer requires the Company to perform various activities to support the brands that do not directly transfer goods and services to the franchisee, but instead represent a single performance obligation, which is the transfer of the franchise license. The intellectual property subject to the franchise license is symbolic intellectual property as it does not have significant standalone functionality, and substantially all the utility is derived from its association with the Company’s past or ongoing activities. The nature of the Company’s promise in granting the franchise license is to provide the franchisee with access to the respective brand’s symbolic intellectual property

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

4. Revenue Disclosures (Continued)
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

The following table disaggregates franchise revenue by major type for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(In thousands)
Franchise Revenue:
Royalties	$78,006	$78,124	$153,248	$142,401
Advertising fees	74,111	72,324	144,994	133,209
Pancake and waffle dry mix sales and other	14,077	13,525	27,008	24,415
Franchise and development fees	2,065	2,981	4,241	7,905
Total franchise revenue	$168,259	$166,954	$329,491	$307,930

Accounts and other receivables related to franchise revenues as of June 30, 2022 and December 31, 2021 were $65.4 million (net of allowance of $0.7 million) and $66.0 million (net of allowance of $1.1 million), respectively, and were included in receivables, net in the Consolidated Balance Sheets.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

4. Revenue Disclosures (Continued)

Changes in the Company's contract liability for deferred franchise and development fees during the six months ended June 30, 2022 were as follows:

Deferred Franchise Revenue (short- and long-term)
(In thousands)
Balance at December 31, 2021	$53,346
Recognized as revenue during the six months ended June 30, 2022	(4,075)
Fees deferred during the six months ended June 30, 2022	1,679
Balance at June 30, 2022	$50,950
The balance of deferred revenue as of June 30, 2022 is expected to be recognized as follows:

(In thousands)
2022 (remaining six months)	$3,539
2023	6,994
2024	6,297
2025	5,516
2026	4,692
Thereafter	23,912
Total	$50,950
5. Current Expected Credit Losses (“CECL”)

The CECL reserve methodology requires companies to measure expected credit losses on financial instruments based on the total estimated amount to be collected over the lifetime of the instrument. Under the CECL model, reserves may be established against financial asset balances even if the risk of loss is remote or has not yet manifested itself. The Company records specific reserves against account balances of franchisees deemed at-risk when a potential loss is likely or imminent as a result of prolonged payment delinquency (greater than 90 days past due) and where notable credit deterioration has become evident. For financial assets that are not currently deemed at-risk, an allowance is recorded based on expected loss rates derived pursuant to the Company's CECL methodology that assesses four components – historical losses, current conditions, reasonable and supportable forecasts, and a reversion to history, if applicable.

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

Notes Receivable

Notes receivable balances primarily relate to the conversion of certain past due Applebee's franchisee accounts receivable to notes receivable, cash loans to franchisees for working capital purposes, a note receivable in connection with the sale of IHOP company restaurants and IHOP franchise fee and other notes. The notes are typically collateralized by the franchise. A significant portion of these notes have specific reserves recorded against them amounting to $9.2 million as of June 30, 2022.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

5. Current Expected Credit Losses (Continued)

Equipment Leases Receivable

Equipment leases receivable relate to IHOP franchise development activity prior to 2003 when IHOP typically leased or purchased the restaurant site, built and equipped the restaurant, then franchised the restaurant to a franchisee. Equipment lease contracts are collateralized by the equipment in the restaurant. The estimated fair value of the equipment collateralizing these lease contracts are not deemed to be significant given the very seasoned and mature nature of this portfolio. The weighted average remaining life of the Company’s equipment leases is 4.3 years as of June 30, 2022.

Real Estate Leases Receivable
Real estate leases receivable relate to IHOP franchise development activity prior to 2003. IHOP provided the financing for leasing or subleasing the site. Real estate leases at June 30, 2022, comprised 62 leases with a weighted average remaining life of 5.8 years, and relate to locations that IHOP is leasing from third parties and subleasing to franchisees.

Distributor Receivables

Receivables due from distributors are related to the sale of IHOP’s proprietary pancake and waffle dry mix to franchisees through the Company’s network of suppliers and distributors and are included as part of Other receivables.

	June 30, 2022	December 31, 2021
	(In millions)
Accounts receivable	$62.5	$63.6
Gift card receivables	6.8	33.4
Notes receivable	17.9	19.7
Financing receivables:
Equipment leases receivable	30.2	33.4
Real estate leases receivable	19.4	16.7
Other	8.4	7.6
	145.2	174.4
Less: allowance for credit losses	(10.2)	(11.9)
	135.0	162.5
Less: current portion	(91.9)	(120.0)
Long-term receivables	$43.1	$42.5

Changes in the allowance for credit losses during the six months ended June 30, 2022 were as follows:

	Accounts Receivable	Notes receivable, short-term	Notes receivable, long-term	Lease Receivables	Equipment Notes	Other (1)	Total
	(In millions)
Balance, December 31, 2021	$1.0	$3.8	$6.6	$0.2	$0.1	$0.2	$11.9
Bad debt (credit) expense	(0.2)	0.8	(1.0)	(0.1)	0.1	0.0	(0.4)
Advertising provision adjustment	0.0	(0.3)	(0.2)	—	—	—	(0.5)
Write-offs	(0.1)	(0.5)	—	—	—	(0.2)	(0.8)
Recoveries	0.0	—	—	—	0.0	—	0.0
Balance, June 30, 2022	$0.7	$3.8	$5.4	$0.1	$0.2	$0.0	$10.2
(1) Primarily distributor receivables, gift card receivables and credit card receivables

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

5. Current Expected Credit Losses (Continued)

The Company's primary credit quality indicator for all portfolio segments is delinquency. The delinquency status of receivables (other than accounts receivable, gift card receivables and distributor receivables) at June 30, 2022 was as follows:

	Notes receivable, short-term	Notes receivable, long-term	Lease Receivables	Equipment Notes	Other (1)	Total
	(In millions)
Current	$4.6	$11.6	$19.4	$30.2	$2.4	$68.2
30-59 days	0.0	—	—	—	—	0.0
60-89 days	0.0	—	—	—	—	0.0
90-119 days	0.1	—	—	—	—	0.1
120+ days	1.6	—	—	—	—	1.6
Total	$6.3	$11.6	$19.4	$30.2	$2.4	$69.9
(1) Primarily credit card receivables

The year of origination of the Company's notes receivable and financing receivables is as follows:

	Notes receivable, short and long-term	Lease Receivables	Equipment Notes	Total
	(In millions)
2022	$0.5	$6.3	$—	$6.8
2021	11.4	2.6	—	14.0
2020	0.5	1.4	—	1.9
2019	0.2	0.8	—	1.0
2018	—	—	—	0.0
Prior	5.3	8.3	30.2	43.8
Total	$17.9	$19.4	$30.2	$67.5

The Company does not place its financing receivables in non-accrual status.

6. Lease Disclosures

The Company engages in leasing activity as both a lessee and a lessor. The Company currently leases from third parties the real property on which approximately 540 IHOP franchisee-operated restaurants and one Applebee's franchisee-operated restaurant are located; the Company (as lessor) subleases the property to the franchisees that operate those restaurants. The Company also leases property it owns to the franchisees that operate approximately 50 IHOP restaurants and one Applebee's restaurant. The Company leases from third parties the real property on which 69 Applebee's company-operated restaurants are located. The Company also leases office space for its principal corporate offices in Glendale, California and Pasadena, California and restaurant support centers in Leawood, Kansas and Raleigh, North Carolina. The Company does not have a significant amount of non-real estate leases.

The Company's existing leases/subleases related to IHOP restaurants generally provide for an initial term of 20 to 25 years, with most having one or more five-year renewal options. Leases related to Applebee's restaurants generally have an initial term of 10 to 20 years, with renewal terms of five to 20 years. Option periods were not included in determining liabilities and right-of-use assets related to operating leases. Approximately 285 of the Company's leases met the sales levels that required variable rent payments to the Company (as lessor), based on a percentage of restaurant sales during the six months ended June 30, 2022. Approximately 40 of the leases met the sales levels that required variable rent payments by the Company (as lessee), based on a percentage of restaurant sales during the six months ended June 30, 2022.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

6. Lease Disclosures (Continued)

The Company's lease cost for the three and six months ended June 30, 2022 and 2021 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Finance lease cost:
Amortization of right-of-use assets	$1.1	$1.1	$2.2	$2.3
Interest on lease liabilities	1.2	1.4	2.5	2.8
Operating lease cost(1)	21.2	21.0	42.3	42.4
Variable lease cost	1.9	0.5	3.6	0.7
Short-term lease cost	0.0	0.0	0.0	0.0
Sublease income	(26.6)	(24.9)	(53.1)	(49.1)
Lease (income) cost	$(1.2)	$(0.9)	$(2.5)	$(0.9)
(1)Operating lease cost for the three and six months ended June 30, 2021 previously disclosed as $24.7 million and $49.8 million, respectively, were overstated due to the inclusion of certain finance lease activity. The correct operating lease cost for the three and six months ended June 30, 2021 was $21.0 million and $42.4 million, respectively, as reflected in the above table. The overstatement only impacted this note disclosure, and there was no impact to the Consolidated Statement of Comprehensive Income.

Future minimum lease payments under noncancelable leases as lessee as of June 30, 2022 were as follows:

	Finance Leases	Operating Leases
	(In millions)
2022 (remaining six months)	$7.3	$41.9
2023	12.2	68.5
2024	10.6	76.8
2025	9.0	65.1
2026	8.4	56.1
Thereafter	54.6	180.2
Total minimum lease payments	102.1	488.6
Less: interest/imputed interest	(28.8)	(78.8)
Total obligations	73.3	409.8
Less: current portion	(9.7)	(71.7)
Long-term lease obligations	$63.6	$338.2

The weighted average remaining lease term as of June 30, 2022 was 10.0 years for finance leases and 6.6 years for operating leases. The weighted average discount rate as of June 30, 2022 was 9.8% for finance leases and 5.5% for operating leases.

During the three and six months ended June 30, 2022 and 2021, the Company made the following cash payments for leases:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Principal payments on finance lease obligations	$2.4	$2.6	$4.7	$5.2
Interest payments on finance lease obligations	$1.2	$1.4	$2.5	$2.8
Payments on operating leases	$22.8	$22.8	$45.8	$45.8
Variable lease payments	$1.8	$0.3	$3.9	$0.6

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

6. Lease Disclosures (Continued)

The Company's income from operating leases for the three and six months ended June 30, 2022 and 2021 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Minimum lease payments	$24.0	$23.9	$47.8	$47.7
Variable lease income	4.6	2.8	8.5	4.4
Total operating lease income	$28.6	$26.7	$56.3	$52.1

Minimum payments to be received as lessor under noncancelable operating leases as of June 30, 2022 were as follows:

(In millions)
2022 (remaining six months)	$51.4
2023	99.4
2024	90.8
2025	77.9
2026	63.5
Thereafter	139.0
Total minimum rents receivable	$522.0

The Company's income from real estate leases receivables for the three and six months ended June 30, 2022 and 2021 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Interest income	$0.4	$0.5	$0.8	$1.1
Variable lease income	0.2	0.2	0.4	0.3
Selling (loss) profit	(0.1)	—	0.4	—
Total real estate lease income	$0.5	$0.7	$1.6	$1.4

Minimum payments to be received as lessor under noncancelable real estate leases as of June 30, 2022 were as follows:

(In millions)
2022 (remaining six months)	$3.7
2023	4.5
2024	2.3
2025	1.5
2026	1.5
Thereafter	12.2
Total minimum rents receivable	25.7
Less: unearned income	(6.3)
Total net investment in real estate leases	19.4
Less: current portion	(5.3)
Long-term investment in real estate leases	$14.1

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7. Long-Term Debt

At June 30, 2022 and December 31, 2021, long-term debt consisted of the following:

	June 30, 2022	December 31, 2021
	(In millions)
Series 2019-1 4.194% Fixed Rate Senior Secured Notes, Class A-2-I	$693.0	$693.0
Series 2019-1 4.723% Fixed Rate Senior Secured Notes, Class A-2-II	594.0	594.0
Debt issuance costs	(6.3)	(7.4)
Long-term debt, net of debt issuance costs	1,280.7	1,279.6
Current portion of long-term debt	—	—
Long-term debt	$1,280.7	$1,279.6

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

As of June 30, 2022, the Company's leverage ratio was 4.27x. As a result, quarterly principal payments on the 2019 Class A-2 Notes of $3.25 million currently are not required.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7. Long-Term Debt (Continued)

The Company may voluntarily repay the 2019 Class A-2 Notes at any time; however, if the 2019 Class A-2 Notes are repaid prior to certain dates, the Company would be required to pay make-whole premiums. As of June 30, 2022, the make-whole premium associated with voluntary prepayment of the Class A-2-I Notes was zero and will remain as such. As of June 30, 2022, the make-whole premium associated with voluntary prepayment of the Class A-2-II Notes was approximately $16 million; this amount declines progressively each quarter to zero in June 2024. The Company also would be subject to a make-whole premium in the event of a mandatory prepayment required following a Rapid Amortization Event or certain asset dispositions. The mandatory make-whole premium requirements are considered derivatives embedded in the New Notes that must be bifurcated for separate valuation. The Company estimated the fair value of these derivatives to be immaterial as of June 30, 2022, based on the probability-weighted discounted cash flows associated with either event.

2019 Class A-1 Notes
The Co-Issuers entered into the Credit Facility that allows for drawings up to $225 million of variable funding notes and the issuance of letters of credit. The applicable interest rate under the Credit Facility depends on the type of borrowing by the Co-Issuers. The applicable interest rate for advances is generally calculated at a per annum rate equal to the commercial paper funding rate or one-, two-, three- or six-month Eurodollar Funding Rate, in either case, plus 2.15%. The applicable interest rate for swingline advances and unreimbursed draws on outstanding letters of credit is a per annum base rate equal to the sum of (a) 1.15% plus (b) the greatest of (i) the Prime Rate in effect from time to time; (ii) the Federal Funds Rate in effect from time to time plus 0.50% and (iii) the one-month Eurodollar Funding Rate plus 1.00%. There is no upfront fee for the Credit Facility. There is a fee of 50 basis points on any unused portion of the revolving financing facility. Undrawn face amounts of outstanding letters of credit that are not cash collateralized accrue a fee of 2.15% per annum.

In March 2020, the Company borrowed $220.0 million against the Credit Facility. The $220.0 million was repaid on March 5, 2021, and there have been no new borrowings since that date. As of June 30, 2022, there were no outstanding borrowings under the Credit Facility. The interest rate for borrowings under the Credit Facility is the three-month LIBOR rate plus 2.15% for 60% of the advances and the commercial paper funding rate of the Company's conduit investor plus 2.15% for 40% of the advances.

At June 30, 2022, $3.5 million was pledged against the Credit Facility for outstanding letters of credit, leaving $221.5 million available for borrowing. The letters of credit are used primarily to satisfy insurance-related collateral requirements.

Covenants and Restrictions

The New Notes are subject to a series of covenants and restrictions customary for transactions of this type, including: (i) that the Co-Issuers maintain specified reserve accounts to be used to make required payments in respect of the New Notes; (ii) provisions relating to optional and mandatory prepayments, and the related payment of specified amounts, including specified call redemption premiums in the case of Class A-2 Notes under certain circumstances; (iii) certain indemnification payments in the event, among other things, the transfers of the assets pledged as collateral for the New Notes are in stated ways defective or ineffective; and (iv) covenants relating to recordkeeping, access to information and similar matters. The New Notes are subject to customary rapid amortization events provided for in the Indenture, including events tied to failure of the Securitization Entities (as defined in the Indenture) to maintain the stated debt service coverage ratio (“DSCR”), the sum of domestic retail sales for all restaurants being below certain levels on certain measurement dates, certain manager termination events, certain events of default and the failure to repay or refinance the Class A-2 Notes on the anticipated repayment dates. The New Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal or other amounts due on or with respect to the New Notes, failure of the Securitization Entities to maintain the stated DSCR, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties and certain judgments.

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

The Company's DSCR for the reporting period ended June 30, 2022 was approximately 4.31x.

Debt Issuance Costs

Amortization of costs incurred in connection with the issuance of the 2019 Class A-2 Notes of $0.6 million and $0.6 million were included in interest expense for the three months ended June 30, 2022 and 2021, respectively. Amortization of costs incurred in connection with the issuance of the 2019 Class A-2 Notes of $1.1 million and $1.1 million were included in interest expense for the six months ended June 30, 2022 and 2021, respectively. Amortization costs incurred in connection with the Company's Credit Facility of $0.1 million and $0.1 million were included in interest expense for the three months ended June 30, 2022 and 2021, respectively. Amortization costs incurred in connection with the Company's Credit Facility of $0.3 million and $0.3 million were included in interest expense for the six months ended June 30, 2022 and 2021, respectively.
At June 30, 2022, total unamortized debt issuance costs related to the 2019 Class A-2 Notes of $6.3 million are reported as a direct reduction of the 2019 Class A-2 Notes in the Consolidated Balance Sheets. At June 30, 2022, total unamortized debt issuance costs of $1.2 million related to the Credit Facility are classified as other long-term assets.

Maturities of Long-term Debt

•The anticipated repayment date of the Class A-2-I Notes is June 2024.
•The anticipated repayment date of the Class A-2-II Notes is June 2026.
•Quarterly principal payments on the Class A-2-I and Class A-2-II Notes totaling $3.25 million ($13.0 million per annum) are required if the Company's leverage ratio is greater than 5.25x.

8. Stockholders' Deficit

Dividends

Dividends declared and paid per share for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Dividends declared per common share	$0.51	$—	$0.97	$—
Dividends paid per common share	$—	$—	$0.86	$—

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

On May 12, 2022, the Company's Board of Directors declared a second quarter 2022 cash dividend of $0.51 per share of common stock, paid on July 8, 2022 to the stockholders of record as of the close of business on June 20, 2022.

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

On February 17, 2022, the Company's Board of Directors authorized a new share repurchase program, effective April 1, 2022, of up to $250 million (the “2022 Repurchase Program”). In connection with the approval of the 2022 Repurchase Program, the 2019 Repurchase Program terminated effective April 1, 2022. Cumulatively, the Company repurchased 2,344,804 shares at a cost of $175.8 million under the 2019 Repurchase Program through April 1, 2022.

During the three and six months ended June 30, 2022, the Company repurchased 912,992 and 1,501,100 shares of common stock at a cost of $62.6 million and $104.1 million, respectively. The amounts for the three months ended June 30, 2022 relate to the 2022 Repurchase Program. The Company did not repurchase any shares during the three and six months ended June 30, 2021.

Treasury Stock

Repurchases of the Company's common stock are included in treasury stock at the cost of shares repurchased plus any transaction costs. Treasury stock may be re-issued when stock options are exercised, when restricted stock awards are granted and when restricted stock units settle in stock upon vesting. The cost of treasury stock re-issued is determined using the first-in, first-out (“FIFO”) method. During the six months ended June 30, 2022, the Company re-issued 177,984 shares of treasury stock at a total FIFO cost of $8.3 million.

9. Income Taxes

The Company's effective tax rate was 26.8% (a tax provision of $17.9 million on pre-tax book income of $66.7 million) for the six months ended June 30, 2022, as compared to 12.3% (a tax provision of $7.7 million on pre-tax book income of $62.7 million) for the six months ended June 30, 2021. The effective tax rate for the six months ended June 30, 2022 was different than the rate of the prior comparable period, primarily due to the recognition of excess tax benefits on stock-based compensation related to the departure of the Company's previous chief executive officer in the first quarter of 2021.

The total gross unrecognized tax benefit as of June 30, 2022 and December 31, 2021 was $2.2 million and $1.9 million, respectively, excluding interest, penalties and related tax benefits. The Company estimates the unrecognized tax benefit as of June 30, 2022 may decrease over the upcoming 12 months by an amount up to $0.3 million related to settlements with taxing authorities and expiring statutes of limitations. For the remaining liability, due to the uncertainties related to these tax matters, the Company is unable to make a reasonable estimate as to when cash settlement with a taxing authority will occur.

As of June 30, 2022, accrued interest was $0.7 million and accrued penalties were less than $0.1 million, excluding any related income tax benefits. As of December 31, 2021, accrued interest was $0.6 million and accrued penalties were less than $0.1 million, excluding any related income tax benefits. The Company recognizes interest accrued related to unrecognized tax benefits and penalties as a component of its income tax provision recognized in its Consolidated Statements of Comprehensive Income.

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

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

10. Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense included in general and administrative expenses in the Consolidated Statements of Comprehensive Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total stock-based compensation expense:	(In millions)
Equity classified awards expense	$4.0	$2.5	$8.4	$5.6
Liability classified awards expense	1.0	0.5	1.4	2.0
Total pre-tax stock-based compensation expense	5.0	3.0	9.8	7.6
Book income tax benefit	(1.2)	(0.8)	(2.4)	(1.9)
Total stock-based compensation expense, net of tax	$3.8	$2.2	$7.4	$5.7

As of June 30, 2022, total unrecognized compensation expense of $22.7 million related to restricted stock and restricted stock units and $3.9 million related to stock options are expected to be recognized over a weighted average period of 1.6 years for restricted stock and restricted stock units and 1.6 years for stock options.

Fair Value Assumptions

The following table summarizes the assumptions used in the Black-Scholes model for stock options granted during the six months ended June 30, 2022.

Risk-free interest rate	1.7%
Historical volatility	70.1%
Dividend yield	2.6%
Expected years until exercise	4.5
Fair value of options granted	$33.23

Equity Classified Awards - Stock Options

Stock option balances at June 30, 2022, and activity for the six months ended June 30, 2022 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Millions)
Outstanding at December 31, 2021	475,904	$76.65
Granted	75,795	70.08
Exercised	(3,505)	68.80
Expired	(2,448)	94.43
Forfeited	(2,635)	90.54
Outstanding at June 30, 2022	543,111	75.64	6.4	$1.9
Vested at June 30, 2022 and Expected to Vest	521,010	75.74	6.3	$1.9
Exercisable at June 30, 2022	373,651	$75.86	5.4	$1.7

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price of the Company’s common stock on the last trading day of the second quarter of 2022 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2022. The aggregate intrinsic value will change based on the fair market value of the Company’s common stock and the number of in-the-money options.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

10. Stock-Based Compensation (Continued)

Equity Classified Awards - Restricted Stock and Restricted Stock Units

Outstanding balances as of June 30, 2022, and activity related to restricted stock and restricted stock units for the six months ended June 30, 2022 were as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value	Stock-Settled Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	276,611	$80.85	105,592	$71.00
Granted	174,479	70.19	59,002	49.36
Released	(77,563)	90.37	(42,107)	66.45
Forfeited	(15,708)	77.95	—	—
Outstanding at June 30, 2022	357,819	$73.72	122,487	$62.19

Liability Classified Awards - Cash-settled Restricted Stock Units

The Company has granted cash-settled restricted stock units to certain employees. These instruments are recorded as liabilities at fair value as of the respective period end.

Cash-Settled Restricted Stock Units
Outstanding at December 31, 2021	12,799
Granted	67
Released	(12,866)
Outstanding at June 30, 2022	—

For the three months ended June 30, 2022 and 2021, an expense of zero and $0.1 million, respectively, was included as stock-based compensation expense related to cash-settled restricted stock units. For the six months ended June 30, 2022 and 2021, an expense of $0.2 million and a credit of $1.5 million, respectively, was included as stock-based compensation expense related to cash-settled restricted stock units. At June 30, 2022 and December 31, 2021, liabilities were zero and $0.9 million, respectively, related to cash-settled restricted stock units were included as part of accrued employee compensation and benefits in the Consolidated Balance Sheets.

Liability Classified Awards - Long-Term Incentive Awards
The Company has granted cash long-term incentive awards (“LTIP awards”) to certain employees. Annual LTIP awards vest over a three-year period and are determined using multipliers from 0% to 200% of the target award based on the total stockholder return of the Company's common stock compared to the total stockholder returns of a peer group of companies. The awards are considered stock-based compensation and are classified as liabilities measured at fair value as of the respective period end. For the three months ended June 30, 2022 and 2021, an expense of $1.0 million and $0.4 million, respectively, were included in total stock-based compensation expense related to LTIP awards. For the six months ended June 30, 2022 and 2021, $1.3 million and $0.5 million, respectively, were included in total stock-based compensation expense related to LTIP awards. At June 30, 2022 and December 31, 2021, liabilities of $2.2 million and $1.2 million, respectively, related to LTIP awards were included as part of accrued employee compensation and benefits, and for the long-term portion in other non-current liabilities in the Consolidated Balance Sheets.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

11. Net Income per Share

The computation of the Company's basic and diluted net income per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands, except per share data)
Numerator for basic and diluted income per common share:
Net income	$23,962	$29,362	$48,812	$54,965
Less: Net income allocated to unvested participating restricted stock	(673)	(657)	(1,273)	(1,431)
Net income available to common stockholders - basic	23,289	28,705	47,539	53,534
Effect of unvested participating restricted stock in two-class calculation	1	3	1	10
Net income available to common stockholders - diluted	$23,290	$28,708	$47,540	$53,544
Denominator:
Weighted average outstanding shares of common stock - basic	16,050	16,886	16,386	16,673
Dilutive effect of stock options	30	91	32	129
Weighted average outstanding shares of common stock - diluted	16,080	16,977	16,418	16,802
Net income per common share:
Basic	$1.45	$1.70	$2.90	$3.21
Diluted	$1.45	$1.69	$2.90	$3.19

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

 As of June 30, 2022, the franchise operations segment consisted of (i) 1,604 restaurants operated by Applebee’s franchisees in the United States, two U.S. territories and 11 countries outside the United States and (ii) 1,764 restaurants operated by IHOP franchisees and area licensees in the United States, two U.S. territories and eight countries outside the United States. Franchise operations revenue consists primarily of franchise royalty revenues, franchise advertising revenue, sales of proprietary products to franchisees (primarily pancake and waffle dry mixes for the IHOP restaurants), and franchise fees.  Franchise operations expenses include advertising expenses, the cost of IHOP proprietary products, bad debt expense, franchisor contributions to marketing funds, pre-opening training expenses and other franchise-related costs.

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

Dine Brand Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

12. Segments (Continued)
Information on segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Revenues from external customers:
Franchise operations	$168.3	$166.9	$329.5	$307.9
Rental operations	29.1	27.4	57.9	53.5
Company restaurants	39.5	38.2	78.9	74.2
Financing operations	0.9	1.1	1.9	2.2
Total	$237.8	$233.6	$468.2	$437.8

Interest expense:
Rental operations	$1.0	$1.3	$2.2	$2.6
Company restaurants	0.8	0.8	1.6	1.7
Corporate	15.4	15.7	30.9	32.2
Total	$17.2	$17.8	$34.7	$36.5

Depreciation and amortization:
Franchise operations	$2.5	$2.5	$5.0	$5.0
Rental operations	2.6	2.8	5.3	5.6
Company restaurants	1.9	1.8	3.8	3.5
Corporate	3.0	2.9	5.9	5.9
Total	$10.0	$10.0	$20.0	$20.0

Gross profit (loss), by segment:
Franchise operations	$86.0	$87.7	$169.2	$163.7
Rental operations	7.2	6.8	13.9	12.0
Company restaurants	1.6	3.4	3.6	6.5
Financing operations	0.9	1.0	1.7	2.0
Total gross profit	95.7	98.9	188.4	184.2
Corporate and unallocated expenses, net	(63.2)	(60.2)	(121.8)	(121.5)
Income before income taxes	$32.5	$38.7	$66.7	$62.7

13. Closure and Impairment Charges

Closure and impairment charges for the three and six months ended June 30, 2022 and 2021 were as follows:

Closure and Impairment Charges	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Closure charges	$1.0	$1.0	$1.2	$2.9
Long-lived tangible asset impairment	0.3	1.6	0.3	1.7
Total closure and impairment charges	$1.3	$2.6	$1.5	$4.6

The closure charges for the three and six months ended June 30, 2022 were primarily related to the revisions to existing closure reserves, including accretion, primarily for approximately 35 IHOP restaurants. The closure charges for the three months ended June 30, 2021 related to the establishment of, or revisions to existing closure reserves, including accretion, primarily for approximately 30 IHOP restaurants. The closure charges for the six months ended June 30, 2021 related to the establishment of or revisions to existing closure reserves for approximately 50 IHOP restaurants.

Long-lived tangible asset impairment charges for the three and six months ended June 30, 2022 related to the impairment of land and buildings for two IHOP restaurants located on sites owned by the Company. Long-lived tangible asset impairment charges for the six months ended June 30, 2021 related to four IHOP franchisee-operated restaurants. The impairment recorded represented the difference between the carrying value and the estimated fair value.

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

The fair values of the Company's 2019 Class A-2 Notes at June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022	December 31, 2021
	(In millions)
Face Value of Class A-2 Notes	$1,287.0	$1,287.0
Fair Value of Class A-2 Notes	$1,253.8	$1,312.9

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

Lease Guarantees

In connection with the sale of Applebee’s restaurants to franchisees, the Company has, in certain cases, guaranteed or has potential continuing liability for lease payments totaling $215.8 million as of June 30, 2022. This amount represents the maximum potential liability for future payments under these leases. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from 2022 through 2048. Excluding unexercised option periods, the Company's potential liability for future payments under these leases is $45.5 million. In the event of default, the indemnity and default clauses in the sale or assignment agreements govern the Company's ability to pursue and recover damages incurred.

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

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

16. Cash, Cash Equivalents and Restricted Cash (Continued)

The components of cash and cash equivalents were as follows:

	June 30, 2022	December 31, 2021
	(In millions)
Money market funds	$15.0	$30.0
IHOP advertising funds and gift card programs	82.1	101.5
Other depository accounts	166.4	229.9
Total cash and cash equivalents	$263.5	$361.4

Current Restricted Cash
Current restricted cash primarily consisted of funds required to be held in trust in connection with the Company's securitized debt and funds from Applebee's franchisees pursuant to franchise agreements, usage of which was restricted to advertising activities. The components of current restricted cash were as follows:

	June 30, 2022	December 31, 2021
	(In millions)
Securitized debt reserves	$29.6	$29.9
Applebee's advertising funds	20.1	17.5
Other	0.1	0.1
Total current restricted cash	$49.8	$47.5

Non-current Restricted Cash
Non-current restricted cash was $16.4 million and $16.4 million at June 30, 2022 and December 31, 2021, respectively, and represents interest reserves required to be set aside for the duration of the Company's securitized debt.

17. Subsequent Event

On July 26, 2022, the Company entered into an asset purchase agreement for the refranchising and sale of related restaurant assets of 69 Applebee’s company-operated restaurants located in North Carolina and South Carolina. This sale is expected to close in the fiscal third quarter of 2022.

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

Through various subsidiaries, we own, franchise and operate the Applebee's Neighborhood Grill & Bar® (“Applebee's”) concept in the bar and grill segment within the casual dining category of the restaurant industry and we own and franchise the International House of Pancakes® (“IHOP”) concept in the family dining category of the restaurant industry. References herein to Applebee's® and IHOP® restaurants are to these two restaurant concepts, whether operated by franchisees, area licensees and their sub-licensees (collectively, “area licensees”) or by us. With 3,437 restaurants combined, 98% of which are franchised, we believe we are one of the largest full-service restaurant companies in the world.

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

Events Impacting the Comparability of Financial Information

Comparisons of financial results for the three and six months ended June 30, 2022 with those for the three and six months ended June 30, 2021 were impacted by the extent of restrictions in place on restaurant operations in 2021. In March 2020, the World Health Organization declared a global pandemic related to the outbreak of a novel strain of coronavirus, designated “COVID-19.” Initially, federal, state, local and international governments reacted to the COVID-19 pandemic by implementing restrictions that resulted in, to varying degrees, reduced operating hours, restaurant dine-in and/or indoor dining limitations, capacity limitations or other restrictions.

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

As of June 30, 2022, almost all domestic Applebee's and IHOP restaurants were open and operating without government-mandated restrictions. This represents a slight improvement from June 30, 2021, at which time some restaurants were operating with restrictions that varied by individual geographic area. Internationally, government-mandated restrictions vary by country, with some international restaurants still under restrictions. As of June 30, 2022, approximately 87% of international restaurants were operating without restrictions, a significant improvement from June 30, 2021, at which time there were no international restaurants operating without restrictions.

Government-mandated restrictions notwithstanding, almost half of IHOP restaurants that operated 24 hours a day for all or parts of a week prior to the pandemic are currently closed during overnight hours. As of June 30, 2022, approximately 514 IHOP restaurants were operating 24 hours a day, seven days a week, with approximately 149 restaurants operating 24 hours a day for some portion of the week. As of December 31, 2019, the last reporting period prior to the pandemic, approximately 845 IHOP restaurants were operating 24 hours a day, seven days a week, with approximately 245 restaurants operating 24 hours a day for some portion of the week.

We have experienced a number of temporary and permanent closures of our restaurants during the COVID-19 pandemic. These closures occurred for a variety of reasons, and all closures were not necessarily related to the impact of the COVID-19 pandemic or related restrictions. We cannot predict the duration of the pandemic, recurrences of the virus (including the emergence of new variants of the virus), the acceptance of vaccines and booster vaccines worldwide and the availability of vaccines internationally, restrictions on in-restaurant dining that may be re-imposed, and, in general, what the ultimate impact on consumer discretionary spending the COVID-19 pandemic might have on our operations and the restaurant industry as a whole.

Key Financial Results

The financial tables appearing in MD&A present amounts in millions of dollars that are rounded from our consolidated financial statements presented in thousands of dollars. As a result, the tables may not foot or crossfoot due to rounding.

	Three Months Ended June 30,		Favorable (Unfavorable) Variance	Six Months Ended June 30,		Favorable (Unfavorable) Variance
	2022	2021		2022	2021

	(In millions, except per share data)
Income before income taxes	$32.5	$38.7	$(6.2)	$66.7	$62.7	$4.0
Income tax provision	(8.6)	(9.3)	0.7	(17.9)	(7.7)	$(10.2)
Net income	$24.0	$29.4	$(5.5)	$48.8	$55.0	$(6.2)

Effective tax rate	26.3%	24.0%	(2.3)%	26.8%	12.3%	(14.5)%

Net income per diluted share	$1.45	$1.69	$(0.24)	$2.90	$3.19	$(0.29)
			% decrease			% decrease
Weighted average diluted shares	16.1	17.0	(5.3)%	16.4	16.8	(2.3)%

The effective tax rate for the six months ended June 30, 2022 was different than the rate of the prior comparable period primarily due to the recognition of excess tax benefits on stock-based compensation related to the departure of our previous chief executive officer in the first quarter of 2021.

The following table highlights the primary components of the increase (decrease) in our income before income taxes for the six months ended June 30, 2022, compared to our income before income taxes for the three and six months ended June 30, 2021:

	Favorable (Unfavorable) Variance
	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
	(In millions)
(Decrease) increase in gross profit:
Applebee's franchise operations	$0.0	$5.6
IHOP franchise operations	(1.7)	(0.1)
Company restaurant operations	(1.8)	(2.9)
Rental and financing operations	0.3	1.7
Total (decrease) increase in gross profit	(3.2)	4.3
Increase in general and administrative expenses	(4.8)	(6.4)
Decrease in closure and impairment charges	1.3	3.1
Other	0.6	3.0
(Decrease) increase in income before income taxes	$(6.1)	$4.0

With almost all domestic Applebee’s and IHOP restaurants open and operating without government-mandated restrictions, the Company has returned to normal operations supporting franchisees as well as making strategic growth investments, resulting in the increase in general and administrative (“G&A”) expenses for the three and six months ended June 30, 2022, compared with the same respective periods of the prior year.

Increases in commodity, labor and other restaurant operating costs experienced at restaurants owned and operated by our franchisees could impact us to the extent our franchisees are adversely impacted by a sustained decline in their operating margins; and at company operated restaurants, impact us directly. The changes in company restaurant operations gross profit for the three and six months ended June 30, 2022 compared with the same respective periods of the prior year were primarily impacted by increases in commodity, labor and other restaurant operating costs offset by higher retail sales. As of June 30, 2022, we operate 69 Applebee’s restaurants, representing 2% of the 3,437 restaurants comprising our system.

The decrease in IHOP franchise operations gross profit for the three months ended June 30, 2022 compared with the same period of the prior year was primarily due to higher termination fees in the prior year. The increase in Applebee’s franchise operations gross profit for the six months ended June 30, 2022 compared with the same period of the prior year, was primarily due to higher royalty revenues from a 7.6% domestic franchise same-restaurant sales and increased international royalty revenues.

See “Consolidated Results of Operations - Comparison of the Three and Six Months Ended June 30, 2022 and 2021” for additional discussion of the changes shown above.

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

Our key performance indicators for the three and six months ended June 30, 2022 were as follows:

	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
	Applebee's	IHOP	Applebee's	IHOP
Sales percentage increase in reported retail sales - 2022 vs. 2021	1.4%	5.7%	7.2%	12.1%
% increase in domestic system-wide same-restaurant sales - 2022 vs. 2021	1.8%	3.6%	7.6%	10.1%
Net franchise restaurant (reduction) increase (1)	(2)	8	(7)	13
Net (decrease) increase in total effective restaurants (2)	(19)	26	(20)	24
________________________________________________
(1) Franchise and area license restaurant closings, net of openings, during the three and six months ended June 30, 2022.
(2) Change in the weighted average number of franchise, area license and company-operated restaurants open during the three and six months ended June 30, 2022, compared to the weighted average number of those open during the same period of 2021.

The changes in sales percentage and domestic same-restaurant sales of both brands were impacted by increases in customer traffic and average check, as the varying degrees of restrictions on in-restaurant dining in effect during the first quarter of 2021 that substantially had been relaxed during the first quarter of 2022, as discussed under “Events Impacting the Comparability of Financial Information.”

The change in total effective restaurants for each brand reflects both permanent closures, net of openings, over the past 12 months as well as the weighted effect of restaurants temporarily closed during each period.

Domestic Same-Restaurant Sales

Applebee’s system-wide domestic same-restaurant sales increased 1.8% for the three months ended June 30, 2022 and 7.6% for the six months ended June 30, 2022 as compared to the same period of 2021. The increase of 1.8% for the three months ended June 30, 2022 was due to an increase in average check, partially offset by a decrease in customer traffic. The increase of 7.6% for the six months ended June 30, 2022 was due to an increase in customer traffic and average check. The increase in customer traffic primarily was due to the positive changes in restaurant operating status as discussed under “Events Impacting the Comparability of Financial Information,” as well as increased consumer desire to patronize restaurants after the relaxation of pandemic restrictions. The increase in average check was primarily due to favorable mix shifts related to a reduction in core menu items, successful promotional food and beverage offerings as well as menu price increases by franchisees.

Applebee's Off-premise Sales Data	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Off-premise sales (in millions) (1)	$281.6	$317.1	$578.7	$661.6
% sales mix	25.6%	30.3%	26.6%	33.3%
(1)   Primarily to-go, delivery and catering sales for comparable 2022 and 2021 restaurants.

Based on data from Black Box Intelligence, a restaurant sales reporting firm (“Black Box”), Applebee's increase in same-restaurant sales for both the three and six months ended June 30, 2022 underperformed the casual dining segment of the restaurant industry (excluding Applebee's) during the same period of 2022.

IHOP's system-wide domestic same-restaurant sales increased 3.6% for the three months ended June 30, 2022 and 10.1% for the six months ended June 30, 2022 as compared to the same periods of 2021. The improvement was due to an increase in average check, partially offset by a decrease in customer traffic. The increase in average check was primarily due to an increase in menu prices as well as a general increase in consumer spending due to larger party sizes and greater spending per person.

IHOP Off-premise Sales Data	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Off-premise sales (in millions) (1)	$154.6	$167.4	$317.3	$350.3
% sales mix	21.3%	26.1%	22.9%	29.4%
(1)   Primarily to-go, delivery and catering sales for comparable 2022 and 2021 restaurants

Based on data from Black Box, IHOP's increase in same-restaurant sales for the three and six months ended June 30, 2022 underperformed the family dining segment of the restaurant industry (excluding IHOP) during that same period of 2022.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Applebee's Restaurant Data	(Unaudited)
Effective Restaurants(a)
Franchise	1,604	1,623	1,605	1,625
Company	69	69	69	69
Total	1,673	1,692	1,674	1,694
System-wide(b)
Domestic sales percentage change(c)	1.4%	125.3%	7.2%	43.3%
Domestic same-restaurant sales percentage change(d)	1.8%	102.2%	7.6%	46.4%
Franchise(b)
Domestic sales percentage change(c)	1.3%	125.2%	7.3%	43.0%
Domestic same-restaurant sales percentage change(d)	1.7%	102.1%	7.6%	46.1%
Average weekly domestic unit sales (in thousands)	$55.1	$53.8	$54.5	$50.3

IHOP Restaurant Data
Effective Restaurants(a)
Franchise	1,593	1,568	1,590	1,566
Area license	156	155	156	156
Total	1,749	1,723	1,746	1,722

System-wide(b)
Sales percentage change(c)	5.7%	163.6%	12.1%	39.2%
Domestic same-restaurant sales percentage change, including area license restaurants(d)	3.6%	120.1%	10.1%	40.7%
Franchise(b)
Sales percentage change(c)	5.6%	163.1%	12.3%	38.5%
Domestic same-restaurant sales percentage change(d)	3.6%	118.2%	10.4%	39.4%
Average weekly unit sales (in thousands)	$37.9	$36.4	$36.4	$32.9
Area License(b)
Sales percentage change(c)	6.2%	168.8%	10.0%	46.7%
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Reported sales (in millions)	(Unaudited)

Applebee's domestic franchise restaurant sales	$1,076.7	$1,062.8	$2,131.7	$1,987.5
Applebee's company-operated restaurants	39.5	38.2	78.9	74.1
IHOP franchise restaurant sales	783.8	742.0	1,503.5	1,338.8
IHOP area license restaurant sales	75.3	70.9	145.8	132.6
Total	$1,975.3	$1,913.9	$3,859.9	$3,533.0

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

Restaurant Development Activity	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Applebee's	(Unaudited)
Summary - beginning of period:
Franchise	1,606	1,636	1,611	1,640
Company	69	69	69	69
Beginning of period	1,675	1,705	1,680	1,709

Franchise restaurants opened:
Domestic	1	—	2	2
International	—	1	—	1
Total franchise restaurants opened	1	1	2	3
Franchise restaurants permanently closed:
Domestic	(2)	(6)	(6)	(10)
International	(1)	(4)	(3)	(6)
Total franchise restaurants permanently closed	(3)	(10)	(9)	(16)
Net franchise restaurant reduction	(2)	(9)	(7)	(13)

Summary - end of period:
Franchise	1,604	1,627	1,604	1,627
Company	69	69	69	69
Total Applebee's restaurants, end of period	1,673	1,696	1,673	1,696
Domestic	1,574	1,590	1,574	1,590
International	99	106	99	106

IHOP
Summary - beginning of period:
Franchise	1,600	1,593	1,595	1,611
Area license	156	156	156	158
Company	—	4	—	3
Total IHOP restaurants, beginning of period	1,756	1,753	1,751	1,772

Franchise/area license restaurants opened:
Domestic franchise	8	7	15	15
Domestic area license	—	1	1	1
International franchise	5	1	7	1
Total franchise/area license restaurants opened	13	9	23	17
Franchise/area license restaurants permanently closed:
Domestic franchise	(4)	(14)	(7)	(30)
Domestic area license	—	—	(1)	(2)
International franchise	(1)	—	(2)	(9)
International area license	—	(1)	—	(1)
Total franchise/area license restaurants permanently closed	(5)	(15)	(10)	(42)
Net franchise/area license restaurant additions (reductions)	8	(6)	13	(25)
Refranchised by the Company	—	1	—	1
Franchise restaurants reacquired by the Company	—	—	—	(1)
Net increase (decrease) in franchise/area license restaurants	8	(5)	13	(25)

Summary - end of period:
Franchise	1,608	1,588	1,608	1,588
Area license	156	156	156	156
Company	—	3	—	3
Total IHOP restaurants, end of period	1,764	1,747	1,764	1,747
Domestic	1,665	1,654	1,665	1,654
International	99	93	99	93

The restaurant counts and activity presented above do not include two domestic Applebee's ghost kitchens (small kitchens with no store-front presence, used to fill off-premise orders), 12 international Applebee's ghost kitchens and 28 international IHOP ghost kitchens.

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

CONSOLIDATED RESULTS OF OPERATIONS
Comparison of the Three and Six Months Ended June 30, 2022 and 2021

Financial Results

Revenue	Three Months Ended June 30,		Favorable (Unfavorable) Variance	Six Months Ended June 30,		Favorable (Unfavorable) Variance
	2022	2021		2022	2021
	(In millions)
Franchise operations	$168.3	$166.9	$1.3	$329.5	$307.9	$21.6
Rental operations	29.1	27.4	1.7	57.9	53.5	4.3
Company restaurant operations	39.5	38.2	1.3	78.9	74.2	4.7
Financing operations	0.9	1.1	(0.1)	1.9	2.2	(0.3)
Total revenue	$237.8	$233.6	$4.2	$468.2	$437.8	$30.4
Change vs. prior period	1.8%			6.9%

Total revenue for the three and six months ended June 30, 2022 increased compared with the same period of the prior year. As discussed under “Events Impacting the Comparability of Financial Information,” during the 2022 period, many governmental authorities relaxed or eliminated restrictions on restaurant operations that had been in place during the 2021 period in response to declines in the number of COVID-19 infections, the availability of vaccines and an increase of the number of vaccinated individuals within their respective jurisdictions. This had a favorable impact on same-restaurant sales and customer traffic in our franchise and company restaurant operations as well as a favorable impact on rental revenue based on a percentage of franchisees' retail sales.

Gross Profit	Three Months Ended June 30,		Favorable (Unfavorable) Variance	Six Months Ended June 30,		Favorable (Unfavorable) Variance
	2022	2021		2022	2021
	(In millions)
Franchise operations	$86.0	$87.7	$(1.7)	$169.2	$163.7	$5.5
Rental operations	7.2	6.8	0.4	13.9	12.0	2.0
Company restaurant operations	1.6	3.4	(1.8)	3.6	6.5	(2.9)
Financing operations	0.9	1.0	(0.1)	1.7	2.0	(0.3)
Total gross profit	$95.7	$98.9	$(3.2)	$188.4	$184.2	$4.3
Change vs. prior period	(3.2)%			2.3%

Total gross profit for the three months ended June 30, 2022 decreased compared with the same period of the prior year, primarily due to increased costs of food, beverage and labor in company restaurant operations, along with an increase in the cost of proprietary products for franchise operations, partially offset by rental operations.
Total gross profit for the six months ended June 30, 2022 increased compared with the same period of the prior year, primarily due to the increased revenue from franchise and rental operations, partially offset by higher costs of food, beverage and labor in company restaurant operations.

	Three Months Ended June 30,		Favorable (Unfavorable) Variance	Six Months Ended June 30,		Favorable (Unfavorable) Variance
Franchise Operations	2022	2021		2022	2021
	(In millions, except number of restaurants)
Effective Franchise Restaurants:(1)
Applebee’s	1,604	1,623	(19)	1,605	1,625	(20)
IHOP	1,749	1,723	26	1,746	1,722	24

Franchise Revenues:
Applebee’s franchise fees	$43.9	$43.9	$0.0	$88.0	$82.5	$5.4
IHOP franchise fees	50.3	50.8	(0.5)	96.5	92.2	4.3
Advertising fees	74.1	72.3	1.8	145.0	133.2	11.8
Total franchise revenues	168.3	167.0	1.3	329.5	307.9	21.6
Franchise Expenses:
Applebee’s	0.7	0.7	0.0	1.6	1.7	0.1
IHOP	7.4	6.3	(1.2)	13.7	9.3	(4.4)
Advertising expenses	74.1	72.3	(1.8)	145.0	133.2	(11.8)
Total franchise expenses	82.3	79.3	(3.0)	160.3	144.2	(16.1)
Franchise Gross Profit:
Applebee’s	43.1	43.2	0.0	86.4	80.8	5.6
IHOP	42.8	44.5	(1.7)	82.8	82.9	(0.1)
Total franchise gross profit	$86.0	$87.7	$(1.7)	$169.2	$163.7	$5.5
Gross profit as % of franchise revenue (2)	51.1%	52.5%		51.3%	53.2%
Gross profit as % of franchise fees (2)(3)	91.3%	92.7%		91.7%	93.7%
 _____________________________________________________
(1) Effective Franchise Restaurants are the weighted average number of franchise and area license restaurants open in each fiscal period, adjusted to account for restaurants open for only a portion of the period.
(2) Percentages calculated on actual amounts, not rounded amounts presented above.
(3) From time to time, advertising fee revenue may be different from advertising expenses in a given accounting period. Over the long-term, advertising activity should not generate gross profit or loss.

Applebee’s franchise fee revenue for the three months ended June 30, 2022 was flat compared with the same period of the prior year, primarily due to the favorable impact on royalties of an 1.8% increase in domestic same-restaurant sales offset by a decrease in the effective restaurant count.

Applebee's franchise fee revenue for the six months ended June 30, 2022 increased 6.6% as compared with the same period of the prior year, primarily due to the favorable impact on royalties of a 7.6% increase in domestic same-restaurant sales. Applebee's international revenues increased $0.9 million due to an improvement in sales.

Applebee's franchise expenses for the three months ended June 30, 2022 was flat compared with the same period of the prior year, primarily due to a slightly lower recovery of bad debt.

Applebee's franchise expenses for the six months ended June 30, 2022 decreased $0.1 million compared with the same period of the prior year, primarily due to a higher recovery of bad debt.

IHOP franchise fee revenue for the three months ended June 30, 2022 decreased $0.5 million compared with the same period of the prior year, primarily due to a $1.6 million decrease in international termination fees, a $1.3 million decrease in domestic termination and other franchise fees partially offset by higher royalty revenues from a 3.6% increase in domestic franchise same-restaurant sales.

IHOP franchise fee revenue for the six months ended June 30, 2022 increased 4.7% as compared with the same period of the prior year, primarily due to the favorable impact on royalties and pancake and waffle dry mix revenue of a 10.1% increase in domestic same-restaurant sales, partially offset by a $3.0 million decrease in domestic termination and other franchise fees and a $1.6 million decrease in international termination fees.

IHOP franchise expenses for the three months ended June 30, 2022 increased $1.2 million as compared with same period of the prior year, primarily due to an increase in the cost of proprietary products and an increase in franchisor contributions to the advertising fund.

IHOP franchise expenses for the six months ended June 30, 2022 increased $4.4 million as compared with same period of the prior year, primarily due to a lower recovery of bad debt expense of $2.0 million, an increase in the cost of proprietary products (primarily pancake and waffle dry mix) and an increase in franchisor contributions to the advertising fund.

Advertising revenue and expense by brand for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,		Favorable (Unfavorable) Variance	Six Months Ended June 30,		Favorable (Unfavorable) Variance
	2022	2021		2022	2021
	(In millions)
Advertising Revenues and Expenses:
Applebee’s	$45.3	$44.9	$0.4	$89.8	$83.5	$6.3
IHOP	28.8	27.4	1.4	55.2	49.7	5.5
Total advertising revenues and expenses	$74.1	$72.3	$1.8	$145.0	$133.2	$11.8

Applebee’s advertising revenue and expense for the three months ended June 30, 2022 increased 1.0% compared to the same period of the prior year, primarily due to the 1.8% increase in domestic franchise same-restaurant sales. IHOP advertising revenue and expense for the three months ended June 30, 2022 increased 5.1% compared to the same period of the prior year primarily, due to the 3.6% increase in domestic franchise same-restaurant sales and the reopening of restaurants temporarily closed during the prior year period.

Applebee’s advertising revenue and expense for the six months ended June 30, 2022 increased 7.5% compared to the same period of the prior year, primarily due to the 7.6% increase in domestic franchise same-restaurant sales. IHOP advertising revenue and expense for the six months ended June 30, 2022 increased 11.1% compared to the same period of the prior year, primarily due to the 10.4% increase in domestic franchise same-restaurant sales.

It is our accounting policy to recognize any deficiency in advertising fee revenue compared to advertising expenditure or any recovery of a previously recognized deficiency in advertising fee revenue compared to advertising expenditure in the fourth quarter of our fiscal year.

Rental Operations	Three Months Ended June 30,		Favorable (Unfavorable) Variance	Six Months Ended June 30,		Favorable (Unfavorable) Variance
	2022	2021		2022	2021
	(In millions)
Rental revenues	$29.1	$27.4	$1.7	$57.9	$53.5	$4.3
Rental expenses	21.8	20.6	(1.2)	44.0	41.5	(2.4)
Rental operations gross profit	$7.2	$6.8	$0.5	$13.9	$12.0	$2.0
Gross profit as % of revenue (1)	24.9%	24.7%		24.0%	22.3%
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

Rental segment revenue for the three months ended June 30, 2022 increased as compared to the same period of the prior year, as rental revenue increased $1.4 million due to the gross presentation of certain elements of variable sublease income, such as common area maintenance payments received from franchisees and remitted to landlords, which previously were reported on a net basis. Rental segment expenses for the three months ended June 30, 2022 increased compared to the same period of the prior year, primarily due to a $1.4 million gross-up of lease-related expenses.

Rental segment revenue for the six months ended June 30, 2022 increased as compared to the same period of the prior year, as rental revenue increased $2.7 million due to the gross presentation of certain elements of variable sublease income, such as common area maintenance payments received from franchisees and remitted to landlords, which previously were reported on a net basis. Also adding to the higher rental segment revenue was a $1.7 million increase in rental income based on a percentage of franchisees' retail sales. Rental segment expenses for the six months ended June 30, 2022 increased compared to the same period of the prior year, primarily due to a $2.7 million gross-up of lease-related expenses.

Company Restaurant Operations

	Three Months Ended June 30,		Favorable (Unfavorable) Variance	Six Months Ended June 30,		Favorable (Unfavorable) Variance
	2022	2021		2022	2021

Effective Restaurants	69	69	—	69	69	—
	(In millions)
Applebee's Company restaurant sales (1)	$39.5	$38.2	$1.3	$78.9	$74.2	$4.8
Applebee's Company restaurant expenses (1)	37.9	34.6	(3.3)	75.3	67.3	(8.0)
IHOP restaurant expenses (2)	—	0.2	0.2	—	0.4	0.4
Company restaurant gross profit	$1.6	$3.4	$(1.8)	$3.6	$6.5	$(2.9)
Gross profit as % of revenue (3)	4.1%	9.5%		4.6%	9.3%
_____________________________________________________
(1) Related to 69 Applebee's company-operated restaurants.
(2) Costs associated with IHOP restaurants in the process of being refranchised.
(3) Calculated for Applebee's company-operated restaurants only. Percentages calculated on actual amounts, not rounded amounts presented above.

Applebee's company same-restaurant sales for the three months ended June 30, 2022 increased 3.4% compared to the same period of 2021, the significant majority of which was due to an increase in average check. Applebee's company same-restaurant sales for the six months ended June 30, 2022 increased 6.5% compared to the same period of 2021, the significant majority of which was due to an increase in customer traffic and average check.

The increase in customer traffic primarily was due to the favorable change in operating capacity of the restaurants during the six months ended June 30, 2022 compared to the same period of 2021. All 69 of the Applebee's company-operated restaurants are located in South Carolina or North Carolina. Since the second week of January 2021, the 27 restaurants in South Carolina have operated without capacity limitations, while the 42 restaurants in North Carolina operated at 50% capacity until June 1, 2021, from which point those 42 restaurants also were able to operate without capacity limitations.

Gross profit and gross profit as a percentage of revenue for the three and six months ended June 30, 2022 were unfavorable compared to the same periods of the prior year, due to higher food, labor and delivery costs.

Company segment restaurant expenses include costs associated with reacquired IHOP restaurants in the process of being refranchised. There were no reacquired IHOP restaurants expenses during the three and six months ended June 30, 2022 and approximately $0.2 million and $0.4 million of expenses during the three and six months ended June 30, 2021, respectively.

On July 26, 2022, the Company entered into an asset purchase agreement for the refranchising and sale of related restaurant assets of 69 Applebee’s company-operated restaurants located in North Carolina and South Carolina. This sale is expected to close in the fiscal third quarter of 2022.

Financing Operations

Financing revenues primarily consist of interest income from the financing of IHOP equipment leases and franchise fees as well as interest income on Applebee's notes receivable from franchisees. Financing expenses are the cost of taxes related to IHOP equipment leases.

Financing revenue and gross profit for the six months ended June 30, 2022 declined compared to the same period of the prior year, primarily because of progressive declines in interest income as note balances are repaid.

G&A Expenses	Three Months Ended June 30,		Increase	Six Months Ended June 30,		Increase
	2022	2021		2022	2021
	(In millions)
Total G&A expenses	$44.1	$39.3	$(4.8)	$85.6	$79.2	$(6.4)

G&A expenses for the three months ended June 30, 2022 increased 12.2% compared to the same period of the prior year, primarily due to increases in personnel-related costs, travel and conference expenses and professional services. Included in total G&A expenses for the three months ended June 30, 2022 was $1.8 million of expense related to company-operated restaurants, a slight increase from the same period of the prior year.

G&A expenses for the six months ended June 30, 2022 increased 8.1% compared to the same period of the prior year, primarily due to increases in travel and conference expenses, personnel-related costs and professional services. Included in total G&A expenses for the six months ended June 30, 2022 was $3.6 million of expense related to company-operated restaurants, an increase of $0.2 million from the same period of the prior year.

Closure and Impairment Charges	Three Months Ended June 30,		Favorable (Unfavorable) Variance	Six Months Ended June 30,		Favorable (Unfavorable) Variance
	2022	2021		2022	2021
	(In millions)
Closure charges	$1.0	$1.0	$0.0	$1.2	$2.9	$1.7
Long-lived tangible asset impairment	0.3	1.6	1.3	0.3	1.7	1.4
Total closure and impairment charges	$1.3	$2.6	$1.3	$1.5	$4.6	$3.1

The closure charges for the three and six months ended June 30, 2022 were primarily related to the revisions to existing closure reserves, including accretion, primarily for approximately 35 IHOP restaurants. The closure charges for the three months ended June 30, 2021 related to the establishment of, or revisions to existing closure reserves, including accretion, primarily for approximately 30 IHOP restaurants. The closure charges for the six months ended June 30, 2021 related to the establishment of or revisions to existing closure reserves for approximately 50 IHOP restaurants.

Long-lived tangible asset impairment charges for the three and six months ended June 30, 2022 related to the impairment of land and buildings for two IHOP restaurants located on sites owned by us. Long-lived tangible asset impairment charges for the six months ended June 30, 2021 related to four IHOP franchisee-operated restaurants.

Other Income and Expense Items	Three Months Ended June 30,		Favorable (Unfavorable) Variance	Six Months Ended June 30,		Favorable (Unfavorable) Variance
	2022	2021		2022	2021
	(In millions)
Interest expense, net	$15.4	$15.7	$0.4	$30.9	$32.2	$1.3
Amortization of intangible assets	2.7	2.7	(0.0)	5.3	5.4	0.0
(Gain) loss on disposition of assets	(0.2)	(0.0)	0.2	(1.5)	0.1	1.7
Total	$17.8	$18.4	$0.6	$34.7	$37.7	$2.5

Interest expense, net

Interest expense, net for the six months ended June 30, 2022 declined compared to the same period of the prior year due to a decrease in interest expense on our Credit Facility (as defined below). We had no borrowings outstanding under our Credit Facility during the six months ended June 30, 2022, whereas we had $220 million outstanding for approximately nine weeks during the six months ended June 30, 2021. See “Liquidity and Capital Resources” for additional discussion related to our Credit Facility.

(Gain) loss on disposition of assets

The gain on disposition of assets for the three and six months ended June 30, 2022 primarily related to sale of land and buildings for three IHOP restaurants located on sites owned by us and the termination of an IHOP restaurant lease. There were no individually significant gains or losses on disposition of assets during the three and six months ended June 30, 2021.

Income Taxes	Three Months Ended June 30,		Favorable (Unfavorable) Variance	Six Months Ended June 30,		Favorable (Unfavorable) Variance
	2022	2021		2022	2021
	(In millions)
Income before income taxes	$32.5	$38.7	$(6.2)	$66.7	$62.7	$4.0
Income tax provision	$8.6	$9.3	$0.7	$17.9	$7.7	$(10.2)
Effective tax rate	26.3%	24.0%	(2.3)%	26.8%	12.3%	(14.5)%
Our income tax provision will vary from period to period in our normal course of business for two reasons: a change in income before income taxes and a change in the effective tax rate. Changes in our income before income taxes were addressed in the preceding sections of “Consolidated Results of Operations - Comparison of the Three and Six Months Ended June 30, 2022 and 2021.”
Our effective tax rate for the three months ended June 30, 2022 was different than the rate of the prior comparable period, primarily due to the decrease of unrecognized tax benefits resulting from the closing of a state audit in the second quarter of 2021. Our effective tax rate for the six months ended June 30, 2022 was different than the rate of the prior comparable period primarily due to the recognition of excess tax benefits on stock-based compensation related to the departure of our previous chief executive officer in the first quarter of 2021.

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

As of June 30, 2022, our leverage ratio was 4.27x. As a result, quarterly principal payments on the 2019 Class A-2 Notes are not required.

We may voluntarily repay the 2019 Class A-2 Notes at any time; however, if we repay the 2019 Class A-2 Notes prior to certain dates we would be required to pay make-whole premiums. As of June 30, 2022, the make-whole premium associated with voluntary prepayment of the Class A-2-I Notes was zero and will remain as such. As of June 30, 2022, the make-whole premium associated with voluntary prepayment of the Class A-2-II Notes was approximately $16 million; this amount declines each quarter to zero in June 2024. We would also be subject to a make-whole premium in the event of a mandatory prepayment required following a Rapid Amortization Event or certain asset dispositions. The mandatory make-whole premium requirements are considered derivatives embedded in the New Notes that must be bifurcated for separate valuation. We estimated the fair value of these derivatives to be immaterial as of June 30, 2022, based on the probability-weighted discounted cash flows associated with either event.
Covenants and Restrictions
The New Notes are subject to a series of covenants and restrictions customary for transactions of this type, including: (i) that the Co-Issuers maintain specified reserve accounts to be used to make required payments in respect of the New Notes; (ii) provisions relating to optional and mandatory prepayments, and the related payment of specified amounts, including specified call redemption premiums in the case of Class A-2 Notes under certain circumstances; (iii) certain indemnification payments in the event, among other things, the transfers of the assets pledged as collateral for the New Notes are in stated ways defective or ineffective; and (iv) covenants relating to recordkeeping, access to information and similar matters. The New Notes are subject to customary rapid amortization events provided for in the Indenture, including events tied to failure of the Securitization Entities to maintain the stated debt service coverage ratio (“DSCR”), the sum of domestic retail sales for all restaurants being below certain levels on certain measurement dates, certain manager termination events, certain events of default and the failure to repay or refinance the Class A-2 Notes on the anticipated repayment dates. The New Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal or other amounts due, failure of the Securitization Entities to maintain the stated DSCR, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties and certain judgments.

In general, the DSCR ratio is Net Cash Flow (as defined in the Indenture) for the four quarters preceding the calculation date divided by the total debt service payments (as defined in the Indenture) of the preceding four quarters. The complete definitions of the DSCR and all calculation elements are contained in the Indenture. Failure to maintain a prescribed DSCR can trigger a Cash Flow Sweeping Event, A Rapid Amortization Event, a Manager Termination Event or a Default Event as described below. In a Cash Flow Sweeping Event, the Trustee is required to retain 50% of excess Cash Flow (as defined in the Indenture) in a restricted account. In a Rapid Amortization Event, all excess Cash Flow is retained and used to retire principal amounts of debt. In a Manager Termination Event, we may be replaced as manager of the assets securitized under the Indenture. In a Default Event, the outstanding principal amount and any accrued but unpaid interest can be called to become immediately due and payable. Key DSCRs are as follows:

•DSCR less than 1.75x - Cash Flow Sweeping Event
•DSCR less than 1.20x - Rapid Amortization Event
•Interest-only DSCR less than 1.20x - Manager Termination Event
•Interest-only DSCR less than 1.10x - Default Event

Our DSCR for the reporting period ended June 30, 2022 was approximately 4.31x.

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

At June 30, 2022, there were no outstanding borrowings under the Credit Facility. At June 30, 2022, $3.5 million was pledged against the Credit Facility for outstanding letters of credit, leaving $221.5 million available for borrowing. The letters of credit are used primarily to satisfy insurance-related collateral requirements.

Capital Allocation

To maintain financial flexibility in light of the COVID-19 pandemic, we suspended our repurchasing of common stock and the declaration of dividends on our common stock after the first quarter of 2020. After evaluating repurchases of common stock and dividend payments on common stock within the context of our overall capital allocation strategy, giving consideration to our current and forecast earnings, financial condition, cash requirements and other factors, we resumed repurchasing our common stock and the declaration of dividends on our common stock in the fourth quarter of 2021.

Additionally, on February 17, 2022, the Company's Board of Directors authorized a new share repurchase program, effective April 1, 2022, of up to $250 million (the “2022 Repurchase Program”).

Stock Repurchases

During the three and six months ended June 30, 2022, the Company repurchased 912,992 and 1,501,100 shares of common stock at a cost of $62.6 million and $104.1 million, respectively. The amounts for the three months ended June 30, 2022 relate to the 2022 Repurchase Program.

From time to time, we may also repurchase shares owned and tendered by employees to satisfy tax withholding obligations on the vesting of restricted stock awards. Shares are deemed purchased at the closing price of our common stock on the vesting date. See Part II, Item 2, of this Quarterly Report for detail on this stock repurchase activity during the six months ended June 30, 2022.

Dividends

Dividends declared and paid per share for the six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Dividends declared per common share	$0.51	$—	$0.97	$—
Dividends paid per common share	$—	$—	$0.86	$—

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

On May 12, 2022, the Company's Board of Directors declared a second quarter 2022 cash dividend of $0.51 per share of common stock, paid on July 8, 2022 to the stockholders of record as of the close of business on June 20, 2022.

Cash Flows

In summary, our cash flows for the six months ended June 30, 2022 and June 30, 2021 were as follows:

	Six Months Ended June 30,
	2022	2021	Variance
	(In millions)
Net cash provided by operating activities	$29.9	$106.0	$(76.1)
Net cash (used in) provided by investing activities	(0.8)	6.3	(7.1)
Net cash used in financing activities	(124.7)	(220.4)	95.7
Net decrease in cash, cash equivalents and restricted cash	$(95.6)	$(108.1)	$12.5

Operating Activities

Cash provided by operating activities decreased $76.1 million during the six months ended June 30, 2022 compared to the same period of the prior year. Our net income plus the non-cash reconciling items shown in our statements of cash flows (primarily depreciation, impairment and closure charges, stock-based compensation and deferred taxes) decreased $1.5 million from 2021. This was primarily due to an increase in gross profit, partially offset by an increase in G&A expenses and the recognition of excess tax benefits on stock-based compensation in 2021 that did not recur in 2022, each of which was discussed in preceding sections of the MD&A. Net changes in working capital used cash of $42.7 million during the six months ended June 30, 2022 compared to providing cash of $31.9 million during the same period of the prior year, an unfavorable change of $74.6 million. The unfavorable change in working capital was primarily due to an increase in payments for corporate bonuses and other employee compensation and the timing of marketing and other disbursements.

Investing Activities

Investing activities used net cash of $0.8 million for the six months ended June 30, 2022 compared to investing activities provided net cash of $6.3 million for the six months ended June 30, 2021, an unfavorable change of $7.1 million. The variance of $7.1 million in investing activities was primarily related to an increase in capital expenditures of $8.7 million, partially offset by an increase in proceeds from the sale of property and equipment of $2.7 million.

Financing Activities

Financing activities used net cash of $124.7 million for the six months ended June 30, 2022. We repurchased common stock in the amount of $102.4 million, paid dividends of $14.6 million and made payments on finance lease obligations of $4.7 million. The decrease in cash used by financing activities was due to a $220 million repayment of the Credit Facility in 2021 that did not recur in 2022, partially offset by the resumption of dividend repurchases and dividend payments in 2022 that had been suspended in 2021.

Cash and Cash Equivalents

Our total cash balances as of June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022	December 31, 2021
	(In millions)
Cash and cash equivalents	$263.5	$361.4
Restricted cash, current	49.8	47.5
Restricted cash, non-current	16.4	16.4
Total	$329.7	$425.3

Cash and cash equivalents include $82.1 million and $101.5 million of cash held for gift card programs and advertising funds as of June 30, 2022 and December 31, 2021, respectively. The decrease in cash and cash equivalents between June 30, 2022 and December 31, 2021 was primarily due to payments to repurchase common stock, dividend payments and other payments including employee bonuses and advertising.

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

	Six Months Ended June 30,
	2022	2021	Variance
	(In millions)
Cash flows provided by operating activities	$29.9	$106.0	$(76.1)
Receipts from notes and equipment contracts receivable	5.9	5.4	0.5
Additions to property and equipment	(12.7)	(4.1)	(8.6)
Adjusted free cash flow	$23.1	$107.3	$(84.2)

Adjusted free cash flow for the six months ended June 30, 2022 declined compared to the same period of the prior year due to the decrease in cash flows provided by operating activities and the increase in capital expenditures, partially offset by an increase in receipts from notes and equipment contracts receivable, each of which was discussed in preceding sections of this MD&A.

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

A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2021. During the six months ended June 30, 2022, there were no significant changes in our critical accounting policies or in our critical accounting estimates.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Company
Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Approximate dollar value of shares that may yet be purchased under the plans or programs (b)
April 4, 2022 - May 1, 2022	118	$74.42	—	$250,000,000
May 2, 2022 - May 29, 2022	536,089	69.37	535,240	$212,872,000
May 30, 2022 - July 3, 2022	385,580	67.47	377,752	$187,392,000
	921,787	$68.58	912,992	$187,392,000
(a) Total number of shares purchased include 118 shares owned and tendered by employees at an average price of $74.42 per share during the fiscal month ended May 1, 2022, and 849 shares owned and tendered by employees at an average price of $73.17 per share during the fiscal month ended May 29, 2022, and 7,828 shares owned and tendered by employees at an average price of $68.55 per share during the fiscal month ended July 3, 2022 to satisfy tax withholding obligations arising upon vesting of restricted stock awards. Shares so surrendered by the participants are repurchased by the Company pursuant to the terms of the plan and the applicable individual award agreements under which the shares were issued and not pursuant to publicly announced repurchase authorizations.
(b)   In February 2019, the Company’s Board of Directors approved the 2019 Repurchase Program authorizing the Company to repurchase up to $200 million of the Company's common stock. On February 17, 2022, the Board of Directors authorized a new share repurchase program, effective April 1, 2022, of up to $250 million. In connection with the approval of the 2022 Repurchase Program, the 2019 Repurchase Program terminated effective April 1, 2022. The 2022 Repurchase Program, as approved by the Board of Directors, does not require the repurchase of a specific number of shares and can be terminated at any time.

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

Dine Brands Global, Inc. (Registrant)

Dated:	9th day of August, 2022	By:	/s/ John W. Peyton
John W. Peyton Chief Executive Officer (Principal Executive Officer)

Dated:	9th day of August, 2022	By:	/s/ Vance Y. Chang
Vance Y. Chang Chief Financial Officer (Principal Financial Officer)

Dated:	9th day of August, 2022	By:	/s/ Allison Hall
Allison Hall Chief Accounting Officer (Principal Accounting Officer)