Form 10-Q
period 2022-09-30
Dine Brands Global, Inc.
filed 2022-11-02
CIK 49754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
 (Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2022
 OR
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

As of October 25, 2022, the Registrant had 15,678,481 shares of Common Stock outstanding.

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

Fiscal Quarter End

The Company’s fiscal quarters end on the Sunday closest to the last day of each calendar quarter. For convenience, the fiscal quarters of each year are referred to as ending on March 31, June 30, September 30 and December 31. The first fiscal quarter of 2022 began on January 3, 2022 and ended on April 3, 2022; the second and third fiscal quarters of 2022 ended on July 3, 2022 and October 2, 2022, respectively. The first fiscal quarter of 2021 began on January 4, 2021 and ended on April 4, 2021; the second and third fiscal quarters of 2021 ended on July 4, 2021 and October 3, 2021, respectively.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.
Dine Brands Global, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	September 30, 2022	December 31, 2021
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$355,288	$361,412
Receivables, net of allowance of $4,205 (2022) and $4,959 (2021)	89,529	119,968
Restricted cash	52,517	47,541
Prepaid gift card costs	24,595	28,175
Prepaid income taxes	3,502	10,529
Other current assets	11,075	6,728
Assets held for sale	109,280	—
Total current assets	645,786	574,353
Other intangible assets, net	526,989	539,390
Operating lease right-of-use assets	298,102	335,428
Goodwill	247,002	251,628
Property and equipment, net	135,368	179,411
Deferred rent receivable	44,306	50,257
Long-term receivables, net of allowance of $5,498 (2022) and $6,897 (2021)	43,245	42,493
Non-current restricted cash	16,400	16,400
Other non-current assets, net	14,823	10,006
Total assets	$1,972,021	$1,999,366
Liabilities and Stockholders’ Deficit
Current liabilities:
Current maturities of long-term debt	$100,000	$—
Accounts payable	40,781	55,956
Gift card liability	126,161	165,530
Current maturities of operating lease obligations	65,174	72,079
Current maturities of finance lease and financing obligations	8,402	10,693
Accrued employee compensation and benefits	20,786	40,785
Accrued advertising	38,804	33,752
Dividends payable	—	6,919
Other accrued expenses	22,975	25,016
Liabilities held for sale	96,023	—
Total current liabilities	519,106	410,730
Long-term debt	1,281,318	1,279,623
Operating lease obligations, less current maturities	279,620	320,848
Finance lease obligations, less current maturities	31,439	59,625
Financing obligations, less current maturities	28,572	31,967
Deferred income taxes, net	74,681	76,228
Deferred franchise revenue, long-term	42,616	46,100
Other non-current liabilities	16,263	17,052
Total liabilities	2,273,615	2,242,173
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $1 par value, 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; shares: 40,000,000 authorized; September 30, 2022 - 24,966,452 issued, 15,682,061 outstanding; December 31, 2021 - 24,992,275 issued, 17,163,946 outstanding	250	250
Additional paid-in-capital	256,508	256,189
Retained earnings	81,179	35,415
Accumulated other comprehensive loss	(68)	(59)
Treasury stock, at cost; shares: September 30, 2022 - 9,284,391; December 31, 2021 - 7,828,329	(639,463)	(534,602)
Total stockholders’ deficit	(301,594)	(242,807)
Total liabilities and stockholders’ deficit	$1,972,021	$1,999,366

See the accompanying Notes to Consolidated Financial Statements.

Dine Brands Global, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues:
Franchise revenues:
Royalties, franchise fees and other	$93,215	$90,417	$277,712	$265,138
Advertising revenues	71,692	70,709	216,686	203,918
Total franchise revenues	164,907	161,126	494,398	469,056
Company restaurant sales	38,248	35,275	117,175	109,418
Rental revenues	29,207	31,273	87,080	84,797
Financing revenues	858	1,045	2,784	3,266
Total revenues	233,220	228,719	701,437	666,537
Cost of revenues:
Franchise expenses:
Advertising expenses	71,692	70,709	216,686	203,918
Bad debt credit	(77)	(1,962)	(523)	(4,246)
Other franchise expenses	8,649	6,922	24,402	20,197
Total franchise expenses	80,264	75,669	240,565	219,869
Company restaurant expenses	36,513	33,867	111,802	101,510
Rental expenses:
Interest expense from finance leases	740	822	2,254	2,677
Other rental expenses	21,268	23,645	63,720	63,359
Total rental expenses	22,008	24,467	65,974	66,036
Financing expenses	104	113	317	356
Total cost of revenues	138,889	134,116	418,658	387,771
Gross profit	94,331	94,603	282,779	278,766
General and administrative expenses	46,335	43,704	131,946	122,891
Interest expense, net	15,300	15,712	46,192	47,922
Closure and impairment charges	1,636	443	3,093	5,024
Amortization of intangible assets	2,664	2,664	7,994	8,015
Loss on extinguishment of debt	1,161	9	1,161	34
(Gain) loss on disposition of assets	(1,502)	1,299	(3,032)	1,436
Income before income taxes	28,737	30,772	95,425	93,444
Income tax provision	(7,789)	(7,661)	(25,665)	(15,368)
Net income	20,948	23,111	69,760	78,076
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(5)	(2)	(9)	(4)
Total comprehensive income	$20,943	$23,109	$69,751	$78,072
Net income available to common stockholders:
Net income	$20,948	$23,111	$69,760	$78,076
Less: Net income allocated to unvested participating restricted stock	(575)	(502)	(1,852)	(1,920)
Net income available to common stockholders	$20,373	$22,609	$67,908	$76,156

Net income available to common stockholders per share:
Basic	$1.32	$1.34	$4.23	$4.55
Diluted	$1.32	$1.33	$4.22	$4.52
Weighted average shares outstanding:
Basic	15,377	16,911	16,049	16,752
Diluted	15,403	16,971	16,079	16,858
See the accompanying Notes to Consolidated Financial Statements.

Dine Brands Global, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Deficit
(In thousands)
(Unaudited)

	Three Months Ended September 30, 2022
	Common Stock				Accumulated Other Comprehensive Loss	Treasury Stock
	Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings		Shares	Cost	Total
Balance at June 30, 2022	15,823	$250	$253,213	$68,265	$(63)	9,151	$(630,321)	$(308,656)
Net income	—	—	—	20,948	—	—	—	20,948
Other comprehensive loss	—	—	—	—	(5)	—	—	(5)
Purchase of common stock	(141)	—	—	—	—	141	(9,520)	(9,520)
Reissuance of treasury stock	8	—	(378)	—	—	(8)	378	—
Net issuance of shares for stock plans	(5)	—	—	—	—	—	—	—
Repurchase of restricted shares for taxes	(3)	—	(248)	—	—	—	—	(248)
Stock-based compensation	—	—	3,801	—	—	—	—	3,801
Dividends on common stock	—	—	122	(8,034)	—	—	—	(7,912)
Tax payments for share settlement of restricted stock units	—	—	(2)	—	—	—	—	(2)
Balance at September 30, 2022	15,682	$250	$256,508	$81,179	$(68)	9,284	$(639,463)	$(301,594)

	Nine Months Ended September 30, 2022
	Common Stock				Accumulated Other Comprehensive Loss	Treasury Stock
	Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings		Shares	Cost	Total
Balance at December 31, 2021	17,164	$250	$256,189	$35,415	$(59)	7,828	$(534,602)	$(242,807)
Net income	—	—	—	69,760	—	—	—	69,760
Other comprehensive loss	—	—	—	—	(9)	—	—	(9)
Purchase of common stock	(1,642)	—	—	—	—	1,642	(113,573)	(113,573)
Reissuance of treasury stock	186	—	(8,471)	—	—	(186)	8,712	241
Net issuance of shares for stock plans	9	—	—	—	—	—	—	—
Repurchase of restricted shares for taxes	(35)	—	(2,601)	—	—	—	—	(2,601)
Stock-based compensation	—	—	12,128	—	—	—	—	12,128
Dividends on common stock	—	—	218	(23,996)	—	—	—	(23,778)
Tax payments for share settlement of restricted stock units	—	—	(955)	—	—	—	—	(955)
Balance at September 30, 2022	15,682	$250	$256,508	$81,179	$(68)	9,284	$(639,463)	$(301,594)

See the accompanying Notes to Consolidated Financial Statements.

Dine Brands Global, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Deficit
(In thousands)
(Unaudited)

	Three Months Ended September 30, 2021
	Common Stock					Accumulated Other Comprehensive Loss	Treasury Stock
	Shares Outstanding	Amount	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings			Shares	Cost	Total
Balance at June 30, 2021	17,178	$250	$250,509	$(588)	-588000	$(57)	7,833	$(532,865)	$(282,751)
Net income	—	—	—	23,111		—	—	—	23,111
Other comprehensive loss	—	—	—	—		(2)	—	—	(2)
Reissuance of treasury stock	50	—	422	—		—	(50)	2,083	2,505
Net issuance of shares for stock plans	(6)	—	—	—		—	—	—	—
Repurchase of restricted shares for taxes	(2)	—	(140)	—		—	—	—	(140)
Stock-based compensation	—	—	2,960	—		—	—	—	2,960
Balance at September 30, 2021	17,220	$250	$253,751	$22,523		$(59)	7,783	$(530,782)	$(254,317)

	Nine Months Ended September 30, 2021
	Common Stock				Accumulated Other Comprehensive Loss	Treasury Stock
	Shares Outstanding	Amount	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings		Shares	Cost	Total
Balance at December 31, 2020	16,452	$249	$257,625	$(55,553)	$(55)	8,430	$(556,917)	$(354,651)
Net income	—	—	—	78,076	—	—	—	78,076
Other comprehensive loss	—	—	—	—	(4)	—	—	(4)
Reissuance of treasury stock	647	1	(1,120)	—	—	(647)	26,135	25,016
Net issuance of shares for stock plans	140	—	—	—	—	—	—	—
Repurchase of restricted shares for taxes	(19)	—	(1,543)	—	—	—	—	(1,543)
Stock-based compensation	—	—	8,572	—	—	—	—	8,572
Tax payments for share settlement of restricted stock units	—	—	(9,783)	—	—	—	—	(9,783)
Balance at September 30, 2021	17,220	$250	$253,751	$22,523	$(59)	7,783	$(530,782)	$(254,317)

See the accompanying Notes to Consolidated Financial Statements.

Dine Brands Global, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net income	$69,760	$78,076
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	28,870	29,995
Non-cash closure and impairment charges	2,975	4,949
Non-cash stock-based compensation expense	12,128	8,572
Non-cash interest expense	2,210	2,112
Deferred income taxes	(1,376)	(9,156)
Deferred revenue	(3,773)	(5,808)
Loss on extinguishment of debt	1,161	34
(Gain) loss on disposition of assets	(3,032)	1,436
Other	(3,816)	947
Changes in operating assets and liabilities:
Accounts receivable, net	(734)	8,398
Deferred rent receivable	5,951	4,629
Current income tax receivables and payables	7,361	4,544
Gift card receivables and payables	(16,752)	(9,215)
Other current assets	(5,948)	(2,645)
Accounts payable	(6,855)	9,678
Operating lease assets and liabilities	(8,286)	(13,994)
Accrued employee compensation and benefits	(18,738)	9,569
Accrued advertising	5,052	32,232
Other current liabilities	(2,668)	(8,791)
Cash flows provided by operating activities	63,490	145,562
Cash flows from investing activities:
Principal receipts from notes, equipment contracts and other long-term receivables	13,502	14,795
Net additions to property and equipment	(19,495)	(7,923)
Proceeds from sale of property and equipment	3,908	946
Additions to long-term receivables	(1,069)	—
Other	(255)	(357)
Cash flows (used in) provided by investing activities	(3,409)	7,461
Cash flows from financing activities:
Repayment of long-term debt	—	(9,750)
Borrowing from revolving credit facility	100,000	—
Repayment of revolving credit facility	—	(220,000)
Payment of debt issuance costs	(6,286)	—
Dividends paid on common stock	(30,765)	—
Repurchase of common stock	(113,862)	—
Principal payments on finance lease obligations	(7,001)	(7,772)
Proceeds from stock options exercised	241	25,016
Repurchase of restricted stock for tax payments upon vesting	(2,601)	(1,543)
Tax payments for share settlement of restricted stock units	(955)	(9,783)
Cash flows used in financing activities	(61,229)	(223,832)
Net change in cash, cash equivalents and restricted cash	(1,148)	(70,809)
Cash, cash equivalents and restricted cash at beginning of period	425,353	456,053
Cash, cash equivalents and restricted cash at end of period	$424,205	$385,244
Supplemental disclosures:
Interest paid in cash	$47,478	$49,366
Income taxes paid in cash	$20,832	$21,143
Non-cash conversion of accounts receivable to notes receivable	$84	$3,748
See the accompanying Notes to Consolidated Financial Statements.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1. General

The accompanying unaudited consolidated financial statements of Dine Brands Global, Inc. (the “Company” or “Dine Brands Global”) have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2022.

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

2. Basis of Presentation

Basis of Presentation

The Company’s fiscal quarters end on the Sunday closest to the last day of each calendar quarter. For convenience, the fiscal quarters of each year are referred to as ending on March 31, June 30, September 30 and December 31. The first fiscal quarter of 2022 began on January 3, 2022 and ended on April 3, 2022; the second and third fiscal quarters of 2022 ended on July 3, 2022 and October 2, 2022, respectively. The first fiscal quarter of 2021 began on January 4, 2021 and ended on April 4, 2021; the second and third fiscal quarters of 2021 ended on July 4, 2021 and October 3, 2021, respectively.

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

Risks and Uncertainties

The Company was subject to risks and uncertainties as a result of the continuing outbreak of a novel strain of coronavirus, designated “COVID-19,” and evolving variants thereof. The extent of the continued impact of the COVID-19 pandemic on the Company's business remains uncertain and difficult to predict, as measures taken in response to and the effect of the pandemic have varied and continue to vary by country, state and municipalities within states. The Company first began to experience impacts from the COVID-19 pandemic in March 2020, as federal, state, local and international governments reacted to the public health crisis by encouraging social distancing and requiring, in varying degrees, restaurant dine-in limitations and other restrictions that largely limited the restaurants of the Company's franchisees and its company-operated restaurants to take-out and delivery sales during the initial stages of the pandemic. Subsequently, government-imposed dine-in restrictions have been relaxed or removed in many of the locations in which the Company operates as incidents of infection decline and vaccination rates increase within the respective governmental jurisdictions. As of September 30, 2022, substantially all domestic Applebee's Neighborhood Grill & Bar® (“Applebee's”) and International House of Pancakes® (“IHOP”) were open and operating without government-mandated restrictions.

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

The following table disaggregates franchise revenue by major type for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(In thousands)
Franchise Revenue:
Royalties	$76,418	$75,098	$229,666	$217,499
Advertising fees	71,692	70,709	216,686	203,918
Pancake and waffle dry mix sales and other	14,563	12,782	41,571	37,197
Franchise and development fees	2,234	2,537	6,475	10,442
Total franchise revenue	$164,907	$161,126	$494,398	$469,056

Accounts and other receivables related to franchise revenues as of September 30, 2022 and December 31, 2021 were $65.4 million (net of allowance of $0.6 million) and $66.0 million (net of allowance of $1.1 million), respectively, and were included in receivables, net in the Consolidated Balance Sheets.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

4. Revenue Disclosures (Continued)

Changes in the Company's contract liability for deferred franchise and development fees during the nine months ended September 30, 2022 were as follows:

Deferred Franchise Revenue (short- and long-term)
(In thousands)
Balance at December 31, 2021	$53,346
Recognized as revenue during the nine months ended September 30, 2022	(6,169)
Fees deferred during the nine months ended September 30, 2022	2,396
Balance at September 30, 2022	$49,573

The short-term portion of deferred franchise revenue as of September 30, 2022 and December 31, 2021 was $7.0 million and $7.2 million, respectively, and was included in other accrued expenses in the Consolidated Balance Sheets.

The balance of deferred revenue as of September 30, 2022 is expected to be recognized as follows:

(In thousands)
2022 (remaining three months)	$1,739
2023	6,950
2024	6,341
2025	5,559
2026	4,736
Thereafter	24,248
Total	$49,573
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

Notes Receivable

Notes receivable balances primarily relate to the conversion of certain past due Applebee's franchisee accounts receivable to notes receivable, cash loans to franchisees for working capital purposes, a note receivable in connection with the sale of IHOP company restaurants and IHOP franchise fee and other notes. The notes are typically collateralized by the franchise. A significant portion of these notes have specific reserves recorded against them amounting to $8.8 million as of September 30, 2022.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

5. Current Expected Credit Losses (Continued)

Equipment Leases Receivable

Equipment leases receivable relate to IHOP franchise development activity prior to 2003 when IHOP typically leased or purchased the restaurant site, built and equipped the restaurant, then franchised the restaurant to a franchisee. Equipment lease contracts are collateralized by the equipment in the restaurant. The estimated fair value of the equipment collateralizing these lease contracts are not deemed to be significant given the very seasoned and mature nature of this portfolio. The weighted average remaining life of the Company’s equipment leases is 4.1 years as of September 30, 2022.

Real Estate Leases Receivable
Real estate leases receivable relate to IHOP franchise development activity prior to 2003. IHOP provided the financing for leasing or subleasing the site. Real estate leases at September 30, 2022, comprised 56 leases with a weighted average remaining life of 9.9 years, and relate to locations that IHOP is leasing from third parties and subleasing to franchisees.

Distributor Receivables

Receivables due from distributors are related to the sale of IHOP’s proprietary pancake and waffle dry mix to franchisees through the Company’s network of suppliers and distributors and are included as part of Other receivables.

	September 30, 2022	December 31, 2021
	(In millions)
Accounts receivable	$61.5	$63.6
Gift card receivables	6.2	33.4
Notes receivable	17.9	19.7
Financing receivables:
Equipment leases receivable	28.4	33.4
Real estate leases receivable	19.9	16.7
Other	8.5	7.6
	142.4	174.4
Less: allowance for credit losses	(9.7)	(11.9)
	132.7	162.5
Less: current portion	(89.5)	(120.0)
Long-term receivables	$43.2	$42.5

Changes in the allowance for credit losses during the nine months ended September 30, 2022 were as follows:

	Accounts Receivable	Notes receivable, short-term	Notes receivable, long-term	Lease Receivables	Equipment Notes	Other (1)	Total
	(In millions)
Balance, December 31, 2021	$1.0	$3.8	$6.6	$0.2	$0.1	$0.2	$11.9
Bad debt (credit) expense	(0.3)	1.0	(1.2)	(0.1)	0.1	0.0	(0.5)
Advertising provision adjustment	0.1	(0.5)	(0.2)	—	—	—	(0.6)
Write-offs	(0.2)	(0.7)	—	—	—	(0.2)	(1.1)
Recoveries	0.0	—	—	—	0.0	—	0.0
Balance, September 30, 2022	$0.6	$3.6	$5.2	$0.1	$0.2	$0.0	$9.7
(1) Primarily distributor receivables, gift card receivables and credit card receivables

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

5. Current Expected Credit Losses (Continued)

The Company's primary credit quality indicator for all portfolio segments is delinquency. The delinquency status of receivables (other than accounts receivable, gift card receivables and distributor receivables) at September 30, 2022 was as follows:

	Notes receivable, short-term	Notes receivable, long-term	Lease Receivables	Equipment Notes	Other (1)	Total
	(In millions)
Current	$4.4	$11.9	$19.9	$28.4	$2.3	$66.9
30-59 days	0.0	—	—	—	—	0.0
60-89 days	0.0	—	—	—	—	0.0
90-119 days	0.1	—	—	—	—	0.1
120+ days	1.5	—	—	—	—	1.5
Total	$6.0	$11.9	$19.9	$28.4	$2.3	$68.5
(1) Primarily credit card receivables

The year of origination of the Company's notes receivable and financing receivables is as follows:

	Notes receivable, short and long-term	Lease Receivables	Equipment Notes	Total
	(In millions)
2022	$1.7	$8.4	$—	$10.1
2021	10.7	2.6	—	13.3
2020	0.4	1.4	—	1.8
2019	0.0	0.8	—	0.8
2018	—	—	—	0.0
Prior	5.1	6.7	28.4	40.2
Total	$17.9	$19.9	$28.4	$66.2

The Company does not place its financing receivables in non-accrual status.

6. Lease Disclosures

The Company engages in leasing activity as both a lessee and a lessor. The Company currently leases from third parties the real property on which approximately 530 IHOP franchisee-operated restaurants and one Applebee's franchisee-operated restaurant are located; the Company (as lessor) subleases the property to the franchisees that operate those restaurants. The Company also leases property it owns to the franchisees that operate approximately 50 IHOP restaurants and one Applebee's restaurant. The Company leases from third parties the real property on which 69 Applebee's company-operated restaurants are located. The Company also leases office space for its principal corporate offices in Glendale, California and Pasadena, California and restaurant support centers in Leawood, Kansas and Raleigh, North Carolina. The Company does not have a significant amount of non-real estate leases.

The Company's existing leases/subleases related to IHOP restaurants generally provide for an initial term of 20 to 25 years, with most having one or more five-year renewal options. Leases related to Applebee's restaurants generally have an initial term of 10 to 20 years, with renewal terms of five to 20 years. Option periods were not included in determining liabilities and right-of-use assets related to operating leases. Approximately 290 of the Company's leases met the sales levels that required variable rent payments to the Company (as lessor), based on a percentage of restaurant sales during the nine months ended September 30, 2022. Approximately 65 of the leases met the sales levels that required variable rent payments by the Company (as lessee), based on a percentage of restaurant sales during the nine months ended September 30, 2022.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

6. Lease Disclosures (Continued)

The Company's lease cost for the three and nine months ended September 30, 2022 and 2021 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
Finance lease cost:
Amortization of right-of-use assets	$0.7	$1.1	$2.9	$3.5
Interest on lease liabilities	1.2	1.3	3.7	4.2
Operating lease cost(1)	21.5	20.9	63.8	63.3
Variable lease cost	2.1	4.5	5.7	5.2
Short-term lease cost	0.0	0.0	0.0	0.0
Sublease income	(26.8)	(28.8)	(79.9)	(78.0)
Lease (income) cost	$(1.3)	$(1.0)	$(3.8)	$(1.9)
(1)Operating lease cost for the three and nine months ended September 30, 2021 previously disclosed as $24.4 million and $74.2 million, respectively, were overstated due to the inclusion of certain finance lease activity. The correct operating lease cost for the three and nine months ended September 30, 2021 was $20.9 million and $63.3 million, respectively, as reflected in the above table. The overstatement only impacted this note disclosure, and there was no impact to the Consolidated Statement of Comprehensive Income.

Future minimum lease payments under noncancelable leases as lessee as of September 30, 2022 were as follows:

	Finance Leases	Operating Leases
	(In millions)
2022 (remaining three months)	$3.6	$22.3
2023	12.1	71.1
2024	10.7	82.0
2025	9.2	70.1
2026	8.6	61.6
Thereafter	56.2	198.3
Total minimum lease payments	100.4	505.4
Less: interest/imputed interest	(28.3)	(98.4)
Total obligations	72.1	407.0
Less: current portion	(9.2)	(71.2)
Long-term lease obligations	$62.9	$335.8

A portion of the lease obligations have been included in liabilities held for sale in the Consolidated Balance Sheets.

The weighted average remaining lease term as of September 30, 2022 was 10.0 years for finance leases and 7.2 years for operating leases. The weighted average discount rate as of September 30, 2022 was 9.8% for finance leases and 5.5% for operating leases.

During the three and nine months ended September 30, 2022 and 2021, the Company made the following cash payments for leases:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
Principal payments on finance lease obligations	$2.3	$2.5	$7.0	$7.8
Interest payments on finance lease obligations	$1.2	$1.3	$3.7	$4.2
Payments on operating leases	$23.7	$22.9	$70.0	$68.7
Variable lease payments	$1.8	$4.4	$5.7	$5.0

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

6. Lease Disclosures (Continued)

The Company's income from operating leases for the three and nine months ended September 30, 2022 and 2021 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
Minimum lease payments	$24.1	$23.9	$71.9	$71.7
Variable lease income	4.0	6.8	12.5	11.1
Total operating lease income	$28.1	$30.7	$84.4	$82.8

Minimum payments to be received as lessor under noncancelable operating leases as of September 30, 2022 were as follows:

(In millions)
2022 (remaining three months)	$26.0
2023	101.7
2024	93.2
2025	80.6
2026	66.1
Thereafter	157.3
Total minimum rents receivable	$524.9

The Company's income from real estate leases receivables for the three and nine months ended September 30, 2022 and 2021 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
Interest income	$0.4	$0.5	$1.1	$1.6
Variable lease income	0.1	0.1	0.5	0.4
Selling profit	0.5	—	1.0	—
Total real estate lease income	$1.0	$0.6	$2.6	$2.0

Minimum payments to be received as lessor under noncancelable real estate leases as of September 30, 2022 were as follows:

(In millions)
2022 (remaining three months)	$1.8
2023	4.7
2024	2.6
2025	1.8
2026	1.8
Thereafter	14.1
Total minimum rents receivable	26.8
Less: unearned income	(6.9)
Total net investment in real estate leases	19.9
Less: current portion	(4.4)
Long-term investment in real estate leases	$15.5

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7. Long-Term Debt

At September 30, 2022 and December 31, 2021, long-term debt consisted of the following:

	September 30, 2022	December 31, 2021
	(In millions)
Series 2019-1 4.194% Fixed Rate Senior Secured Notes, Class A-2-I	$693.0	$693.0
Series 2019-1 4.723% Fixed Rate Senior Secured Notes, Class A-2-II	594.0	594.0
Series 2022-1 Variable Funding Class A-1, variable interest rate of 5.50% at September 30, 2022	100.0	—
Debt issuance costs	(5.7)	(7.4)
Long-term debt, net of debt issuance costs	1,381.3	1,279.6
Current portion of long-term debt	(100.0)	—
Long-term debt	$1,281.3	$1,279.6

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

On August 12, 2022, the Co-Issuers established a new revolving financing facility, the 2022-1 Variable Funding Notes, Class A-1 (the “Credit Facility”), that allows for drawings up to $325 million of variable funding notes on a revolving basis and the issuance of letters of credit. In connection with this transaction, the Co-Issuers terminated their $225 million revolving financing facility, the 2019-1 Variable Funding Notes, Class A-1 (the "Previous Credit Facility"). The Credit Facility and the 2019 Class A-2 Notes are referred to collectively herein as the “Notes.” The Notes were issued in securitization transactions pursuant to which substantially all the domestic revenue-generating assets and domestic intellectual property held by the Co-Issuers and certain other special-purpose, wholly-owned indirect subsidiaries of the Company (the “Guarantors”) were pledged as collateral to secure the Notes.

The Notes were issued under a Base Indenture, dated as of September 30, 2014, and amended and restated as of June 5, 2019 (the “Base Indenture”). In addition, the 2019 Class A-2 Notes were issued under the related Series 2019-1 Supplement to the Base Indenture, dated June 5, 2019 (the “Series 2019-1 Supplement”), among the Co-Issuers and Citibank, N.A., as the trustee (in such capacity, the “Trustee”) and securities intermediary and the Credit Facility was issued under the related Series 2022-1 Supplement to the Base Indenture, dated August 12, 2022 (“Series 2022-1 Supplement”), among the Co-Issuers and Citibank, N.A., as Trustee and securities intermediary. The Base Indenture, Series 2019-1 Supplement and Series 2022-1 Supplement (collectively, the “Indenture”) will allow the Co-Issuers to issue additional series of notes in the future subject to certain conditions set forth therein.

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

As of September 30, 2022, the Company's leverage ratio was 3.90x. As a result, quarterly principal payments on the 2019 Class A-2 Notes of $3.25 million currently are not required.

The Company may voluntarily repay the 2019 Class A-2 Notes at any time; however, if the 2019 Class A-2 Notes are repaid prior to certain dates, the Company would be required to pay make-whole premiums. As of September 30, 2022, the make-whole premium associated with voluntary prepayment of the Class A-2-I Notes was zero and will remain as such. As of September 30, 2022, the make-whole premium associated with voluntary prepayment of the Class A-2-II Notes was approximately $0.5 million; this amount declines progressively each quarter to zero in June 2024. The Company also would be subject to a make-whole premium in the event of a mandatory prepayment required following a Rapid Amortization Event (as defined in the Indenture) or certain asset dispositions. The mandatory make-whole premium requirements are considered derivatives embedded in the Notes that must be bifurcated for separate valuation. The Company estimated the fair value of these derivatives to be immaterial as of September 30, 2022, based on the probability-weighted discounted cash flows associated with either event.

2019 Class A-1 Notes

The Previous Credit Facility allowed for drawings up to $225 million of variable funding notes on a revolving basis and the issuance of letters of credit. In March 2020, the Company borrowed $220.0 million against the Previous Credit Facility. The $220.0 million was repaid on March 5, 2021, and as of December 31, 2021, there were no outstanding borrowings under the Previous Credit Facility.

2022 Class A-1 Notes
In August 2022, the Co-Issuers entered into the Credit Facility that allows for drawings up to $325 million of variable funding notes on a revolving basis and the issuance of letters of credit. The applicable interest rate under the Credit Facility depends on the type of borrowing by the Co-Issuers. The applicable interest rate for advances is generally calculated at a per annum rate equal to the commercial paper funding rate or one-, two-, three- or six-month Term SOFR Rate, in either case, plus 2.50%. The applicable interest rate for swingline advances and unreimbursed draws on outstanding letters of credit is a per annum base rate equal to the sum of (a) the greatest of (i) the Prime Rate in effect from time to time; (ii) the Federal Funds Rate in effect from time to time plus 0.50%; and (iii) Term SOFR for a one-month tenor in effect at such time plus 0.50% plus (b) 2.00%.

The legal final maturity of the Credit Facility is June 2052, but amortization will apply if there are outstanding amounts under the Credit Facility after June 2027 (the “Class A-1 Renewal Date”). The Class A-1 Renewal Date may be extended at the Co-Issuers’ election for up to two successive one-year periods if certain conditions are met. If the Co-Issuers have not repaid or refinanced the Credit Facility by the Class A-1 Renewal Date (after giving effect to any extensions), then interest will accrue on the Credit Facility at a rate equal to 5.00% in addition to the regular interest rate applicable to the Credit Facility.

In August 2022, the Company borrowed $100 million against the Credit Facility, all of which was outstanding at September 30, 2022. The amount of $3.4 million was pledged against the Credit Facility at September 30, 2022 for outstanding letters of credit, leaving $221.6 million available for borrowing. The letters of credit are used primarily to satisfy insurance-related collateral requirements.

Covenants and Restrictions

The Notes are subject to a series of covenants and restrictions customary for transactions of this type, including: (i) that the Co-Issuers maintain specified reserve accounts to be used to make required payments in respect of the Notes; (ii) provisions relating to optional and mandatory prepayments, and the related payment of specified amounts, including specified call redemption premiums in the case of Class A-2 Notes under certain circumstances; (iii) certain indemnification payments in the event, among other things, the transfers of the assets pledged as collateral for the Notes are in stated ways defective or

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7. Long-Term Debt (Continued)
ineffective; and (iv) covenants relating to recordkeeping, access to information and similar matters. The Notes are subject to customary rapid amortization events provided for in the Indenture, including events tied to failure of the Securitization Entities (as defined in the Indenture) to maintain the stated debt service coverage ratio (“DSCR”), the sum of domestic retail sales for all restaurants being below certain levels on certain measurement dates, certain manager termination events, certain events of default and the failure to repay or refinance the Class A-2 Notes on the anticipated repayment dates. The Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal or other amounts due on or with respect to the Notes, failure of the Securitization Entities to maintain the stated DSCR, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties and certain judgments.

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

The Company's DSCR for the reporting period ended September 30, 2022 was approximately 4.15x.
Loss on Extinguishment of Debt

In connection with the termination of the Previous Credit Facility during the three months ended September 30, 2022, the Company recognized a loss on extinguishment of debt of $1.2 million, representing the remaining unamortized debt issuance costs associated with the Previous Credit Facility.

Debt Issuance Costs

2019 Class A-2 Notes

Amortization of costs incurred in connection with the issuance of the 2019 Class A-2 Notes of $0.6 million and $0.6 million were included in interest expense for the three months ended September 30, 2022 and 2021, respectively. Amortization of costs incurred in connection with the issuance of the 2019 Class A-2 Notes of $1.7 million and $1.7 million were included in interest expense for the nine months ended September 30, 2022 and 2021, respectively. Amortization costs incurred in connection with the Previous Credit Facility of $0.0 million and $0.2 million were included in interest expense for the three months ended September 30, 2022 and 2021, respectively. Amortization costs incurred in connection with the Previous Credit Facility of $0.4 million and $0.5 million were included in interest expense for the nine months ended September 30, 2022 and 2021, respectively.
At September 30, 2022, total unamortized debt issuance costs related to the 2019 Class A-2 Notes of $5.7 million are reported as a direct reduction of the 2019 Class A-2 Notes in the Consolidated Balance Sheets.

2022 Class A-1 Notes

In August 2022, the Company incurred costs of approximately $6.3 million in connection with the issuance of the Credit Facility. These debt issuance costs are being amortized over the estimated life of the Credit Facility. Amortization of $0.1 million of these costs was included in interest expense for the three and nine months ended September 30, 2022. At September 30, 2022, total unamortized debt issuance costs of $6.1 million related to the Credit Facility are classified as other non-current assets in the Consolidated Balance Sheets.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7. Long-Term Debt (Continued)

Maturities of Long-term Debt

•The anticipated repayment date of the Class A-2-I Notes is June 2024.
•The anticipated repayment date of the Class A-2-II Notes is June 2026.
•The renewal date of the Credit Facility is June 2027.
•Quarterly principal payments on the Class A-2-I and Class A-2-II Notes totaling $3.25 million ($13.0 million per annum) are required if the Company's leverage ratio is greater than 5.25x.

8. Stockholders' Deficit

Dividends

Dividends declared and paid per share for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Dividends declared per common share	$0.51	$—	$1.48	$—
Dividends paid per common share	$1.02	$—	$1.88	$—

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

On September 9, 2022, the Company's Board of Directors declared a third quarter 2022 cash dividend of $0.51 per share of common stock, paid on September 30, 2022 to the stockholders of record as of the close of business on September 20, 2022.

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

On February 17, 2022, the Company's Board of Directors authorized a new share repurchase program, effective April 1, 2022, of up to $250 million (the “2022 Repurchase Program”). In connection with the approval of the 2022 Repurchase Program, the 2019 Repurchase Program terminated effective April 1, 2022. Cumulatively, the Company repurchased 588,108 shares of common stock at a cost of $41.4 million under the 2019 Repurchase Program through April 1, 2022.

During the three and nine months ended September 30, 2022, the Company repurchased 140,997 and 1,642,097 shares of common stock at a cost of $9.5 million and $113.6 million, respectively. The amounts for the three months ended September 30, 2022 relate to the 2022 Repurchase Program. For the nine months ended September 30, 2022, 588,108 shares of common stock at a cost of $41.4 million relate to the 2019 Repurchase Program and 1,053,989 shares of common stock at a cost of $72.1 million relate to the 2022 Repurchase Program. The Company did not repurchase any shares of common stock during the three and nine months ended September 30, 2021.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

8. Stockholders' Deficit (Continued)

Treasury Stock

Repurchases of the Company's common stock are included in treasury stock at the cost of shares repurchased plus any transaction costs. Treasury stock may be re-issued when stock options are exercised, when restricted stock awards are granted and when restricted stock units settle in stock upon vesting. The cost of treasury stock re-issued is determined using the first-in, first-out (“FIFO”) method. During the nine months ended September 30, 2022, the Company re-issued 186,035 shares of treasury stock at a total FIFO cost of $8.7 million.

9. Income Taxes

The Company's effective tax rate was 26.9% for the nine months ended September 30, 2022, as compared to 16.4% for the nine months ended September 30, 2021. The effective tax rate for the nine months ended September 30, 2022 was higher than the rate of the prior comparable period, primarily due to the recognition of excess tax benefits on stock-based compensation related to the departure of the Company's previous chief executive officer in the first quarter of 2021.

The total gross unrecognized tax benefit as of September 30, 2022 and December 31, 2021 was $2.2 million and $1.9 million, respectively, excluding interest, penalties and related tax benefits. The Company estimates the unrecognized tax benefit as of September 30, 2022 may decrease over the upcoming 12 months by an amount up to $0.3 million related to settlements with taxing authorities and expiring statutes of limitations. For the remaining liability, due to the uncertainties related to these tax matters, the Company is unable to make a reasonable estimate as to when cash settlement with a taxing authority will occur.

As of September 30, 2022, accrued interest was $0.7 million and accrued penalties were less than $0.1 million, excluding any related income tax benefits. As of December 31, 2021, accrued interest was $0.6 million and accrued penalties were less than $0.1 million, excluding any related income tax benefits. The Company recognizes interest accrued related to unrecognized tax benefits and penalties as a component of its income tax provision recognized in its Consolidated Statements of Comprehensive Income.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (“Inflation Reduction Act”) was signed into law in the United States. The Company will monitor regulatory developments and will continue to evaluate the impact, if any, on our consolidated financial statements.

10. Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense included in general and administrative expenses in the Consolidated Statements of Comprehensive Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total stock-based compensation expense:	(In millions)
Equity classified awards expense	$3.8	$3.0	$12.2	$8.6
Liability classified awards expense	0.3	0.2	1.7	2.2
Total pre-tax stock-based compensation expense	4.1	3.2	13.9	10.8
Book income tax benefit	(1.1)	(0.8)	(3.5)	(2.7)
Total stock-based compensation expense, net of tax	$3.0	$2.4	$10.4	$8.1

As of September 30, 2022, total unrecognized compensation expense of $19.7 million related to restricted stock and restricted stock units and $3.3 million related to stock options are expected to be recognized over a weighted average period of 1.5 years for restricted stock and restricted stock units and 1.5 years for stock options.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

10. Stock-Based Compensation (Continued)

Fair Value Assumptions

The following table summarizes the assumptions used in the Black-Scholes model for stock options granted during the nine months ended September 30, 2022.

Risk-free interest rate	1.7%
Historical volatility	70.1%
Dividend yield	2.6%
Expected years until exercise	4.5
Fair value of options granted	$33.23

Equity Classified Awards - Stock Options

Stock option balances at September 30, 2022, and activity for the nine months ended September 30, 2022 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Millions)
Outstanding at December 31, 2021	475,904	$76.65
Granted	75,795	70.08
Exercised	(3,505)	68.80
Expired	(2,448)	94.43
Forfeited	(6,171)	81.13
Outstanding at September 30, 2022	539,575	75.65	6.2	$1.3
Vested at September 30, 2022 and Expected to Vest	524,475	75.73	6.1	$1.3
Exercisable at September 30, 2022	378,811	$75.95	5.1	$1.2

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price of the Company’s common stock on the last trading day of the third quarter of 2022 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2022. The aggregate intrinsic value will change based on the fair market value of the Company’s common stock and the number of in-the-money options.

Equity Classified Awards - Restricted Stock and Restricted Stock Units

Outstanding balances as of September 30, 2022, and activity related to restricted stock and restricted stock units for the nine months ended September 30, 2022 were as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value	Stock-Settled Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	276,611	$80.85	105,592	$71.00
Granted	182,530	70.24	60,914	49.36
Released	(87,779)	88.35	(42,180)	66.46
Forfeited	(20,592)	77.24	—	—
Outstanding at September 30, 2022	350,770	$73.67	124,326	$62.18

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

10. Stock-Based Compensation (Continued)

Liability Classified Awards - Cash-settled Restricted Stock Units

The Company has granted cash-settled restricted stock units to certain employees. These instruments are recorded as liabilities at fair value as of the respective period end.

Cash-Settled Restricted Stock Units
Outstanding at December 31, 2021	12,799
Granted	67
Released	(12,866)
Outstanding at September 30, 2022	—

For the three months ended September 30, 2022 and 2021, an expense of zero and $0.1 million, respectively, was included as stock-based compensation expense related to cash-settled restricted stock units. For the nine months ended September 30, 2022 and 2021, an expense of $0.2 million and a credit of $1.5 million, respectively, was included as stock-based compensation expense related to cash-settled restricted stock units. At September 30, 2022 and December 31, 2021, liabilities were zero and $0.9 million, respectively, related to cash-settled restricted stock units were included as part of accrued employee compensation and benefits in the Consolidated Balance Sheets.

Liability Classified Awards - Long-Term Incentive Awards
The Company has granted cash long-term incentive awards (“LTIP awards”) to certain employees. Annual LTIP awards vest over a three-year period and are determined using multipliers from 0% to 200% of the target award based on the total stockholder return of the Company's common stock compared to the total stockholder returns of a peer group of companies. The awards are considered stock-based compensation and are classified as liabilities measured at fair value as of the respective period end. For the three months ended September 30, 2022 and 2021, an expense of $0.2 million and $0.2 million, respectively, were included in total stock-based compensation expense related to LTIP awards. For the nine months ended September 30, 2022 and 2021, $1.5 million and $0.7 million, respectively, were included in total stock-based compensation expense related to LTIP awards. At September 30, 2022 and December 31, 2021, liabilities of $2.4 million and $1.5 million, respectively, related to LTIP awards were included as part of accrued employee compensation and benefits, and for the long-term portion in other non-current liabilities in the Consolidated Balance Sheets.

11. Net Income per Share

The computation of the Company's basic and diluted net income per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands, except per share data)
Numerator for basic and diluted income per common share:
Net income	$20,948	$23,111	$69,760	$78,076
Less: Net income allocated to unvested participating restricted stock	(575)	(502)	(1,852)	(1,920)
Net income available to common stockholders - basic	20,373	22,609	67,908	76,156
Effect of unvested participating restricted stock in two-class calculation	—	2	3	13
Net income available to common stockholders - diluted	$20,373	$22,611	$67,911	$76,169
Denominator:
Weighted average outstanding shares of common stock - basic	15,377	16,911	16,049	16,752
Dilutive effect of stock options	26	60	30	106
Weighted average outstanding shares of common stock - diluted	15,403	16,971	16,079	16,858
Net income per common share:
Basic	$1.32	$1.34	$4.23	$4.55
Diluted	$1.32	$1.33	$4.22	$4.52

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

 As of September 30, 2022, the franchise operations segment consisted of (i) 1,601 restaurants operated by Applebee’s franchisees in the United States, two U.S. territories and 11 countries outside the United States and (ii) 1,766 restaurants operated by IHOP franchisees and area licensees in the United States, two U.S. territories and eight countries outside the United States. Franchise operations revenue consists primarily of franchise royalty revenues, franchise advertising revenue, sales of proprietary products to franchisees (primarily pancake and waffle dry mixes for the IHOP restaurants), and franchise fees.  Franchise operations expenses include advertising expenses, the cost of IHOP proprietary products, bad debt expense, franchisor contributions to marketing funds, pre-opening training expenses and other franchise-related costs.

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
Financing revenues primarily consist of interest income from the financing of IHOP equipment leases and franchise fees and interest income on Applebee's notes receivable from franchisees. Financing expenses are the cost of taxes related to IHOP equipment leases. Information on segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
Revenues from external customers:
Franchise operations	$164.9	$161.2	$494.4	$469.1
Rental operations	29.2	31.3	87.1	84.8
Company restaurants	38.2	35.2	117.2	109.4
Financing operations	0.9	1.0	2.8	3.3
Total	$233.2	$228.7	$701.4	$666.5

Interest expense:
Rental operations	$1.1	$1.2	$3.2	$3.8
Company restaurants	0.7	0.8	2.4	2.4
Corporate	15.3	15.7	46.2	48.0
Total	$17.1	$17.7	$51.8	$54.2

Depreciation and amortization:
Franchise operations	$2.5	$2.5	$7.5	$7.6
Rental operations	2.7	2.8	8.0	8.3
Company restaurants	0.5	1.7	4.3	5.3
Corporate	3.2	3.0	9.1	8.8
Total	$8.9	$10.0	$28.9	$30.0

Gross profit (loss), by segment:
Franchise operations	$84.6	$85.5	$253.8	$249.2
Rental operations	7.2	6.8	21.1	18.8
Company restaurants	1.7	1.4	5.4	7.9
Financing operations	0.8	0.9	2.5	2.9
Total gross profit	94.3	94.6	282.8	278.8
Corporate and unallocated expenses, net	(65.6)	(63.8)	(187.4)	(185.4)
Income before income taxes	$28.7	$30.8	$95.4	$93.4

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

13. Closure and Impairment Charges

Closure and impairment charges for the three and nine months ended September 30, 2022 and 2021 were as follows:

Closure and Impairment Charges	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
Closure charges	$0.5	$0.4	$1.7	$3.3
Long-lived tangible asset impairment	1.1	—	1.4	1.7
Total closure and impairment charges	$1.6	$0.4	$3.1	$5.0

The closure charges for the three and nine months ended September 30, 2022 were for approximately 30 and 35 IHOP restaurants, respectively, and were primarily related to the revisions to existing closure reserves, including accretion. The closure charges for the three months ended September 30, 2021 related to revisions to existing closure reserves, including accretion, primarily for approximately 50 IHOP restaurants closed prior to June 30, 2021. The closure charges for the nine months ended September 30, 2021 related to approximately 25 IHOP restaurants closed in 2021 and the establishment of, or revisions to existing closure reserves, including accretion, primarily for approximately 30 IHOP restaurants.

Long-lived tangible asset impairment charges for the three months ended September 30, 2022 related to the Applebee's company-operated restaurants (see Note 17 - Assets and Liabilities Held for Sale). Long-lived tangible asset impairment charges for the nine months ended September 30, 2022 related to the Applebee's company-operated restaurants for $1.1 million and the impairment of land and buildings for two IHOP restaurants located on sites owned by the Company. Long-lived tangible asset impairment charges for the nine months ended September 30, 2021 related to four IHOP franchisee-operated restaurants. The impairment recorded represented the difference between the carrying value and the estimated fair value.

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

The fair values of the Company's 2019 Class A-2 Notes at September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022	December 31, 2021
	(In millions)
Face Value of Class A-2 Notes	$1,287.0	$1,287.0
Fair Value of Class A-2 Notes	$1,213.7	$1,312.9

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

Lease Guarantees

In connection with the sale of Applebee’s restaurants to franchisees, the Company has, in certain cases, guaranteed or has potential continuing liability for lease payments totaling $212.0 million as of September 30, 2022. This amount represents the maximum potential liability for future payments under these leases. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from 2022 through 2048. Excluding unexercised option periods, the Company's potential liability for future payments under these leases is $42.8 million. In the event of default, the indemnity and default clauses in the sale or assignment agreements govern the Company's ability to pursue and recover damages incurred.

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

The components of cash and cash equivalents were as follows:

	September 30, 2022	December 31, 2021
	(In millions)
Money market funds	$60.0	$30.0
IHOP advertising funds and gift card programs	74.0	101.5
Other depository accounts	221.3	229.9
Total cash and cash equivalents	$355.3	$361.4

Current Restricted Cash
Current restricted cash primarily consisted of funds required to be held in trust in connection with the Company's securitized debt and funds from Applebee's franchisees pursuant to franchise agreements, usage of which was restricted to advertising activities. The components of current restricted cash were as follows:

	September 30, 2022	December 31, 2021
	(In millions)
Securitized debt reserves	$31.0	$29.9
Applebee's advertising funds	21.4	17.5
Other	0.1	0.1
Total current restricted cash	$52.5	$47.5

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

16. Cash, Cash Equivalents and Restricted Cash (Continued)

Non-current Restricted Cash
Non-current restricted cash was $16.4 million and $16.4 million at September 30, 2022 and December 31, 2021, respectively, and represents interest reserves required to be set aside for the duration of the Company's securitized debt.

17. Assets and Liabilities Held for Sale

The Company classifies long-lived assets or disposal groups to be sold as held for sale when all of the following criteria for a plan of sale have been met: (1) management, having the authority to approve the action, commits to a plan to sell the assets; (2) the assets are available for immediate sale, in their present condition, subject only to terms that are usual and customary for sales of such assets; (3) an active program to locate a buyer and other actions required to complete the plan to sell the assets have been initiated; (4) the sale of the assets is probable and is expected to be completed within one year; (5) the assets are being actively marketed for a price that is reasonable in relation to their current fair value; and (6) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or the plan will be withdrawn. When all of these criteria have been met, the assets and liabilities are classified as held for sale in the balance sheet. Assets classified as held for sale are reported at the lower of their carrying value or fair value less costs to sell. Depreciation and amortization of assets ceases upon designation as held for sale. The assets and liabilities held for sale are recorded on the Company’s Consolidated Balance Sheets as assets held for sale and liabilities held for sale, respectively.

On July 26, 2022, the Company entered into an agreement for the refranchising and sale of related restaurant assets of 69 Applebee’s company-operated restaurants located in North Carolina and South Carolina. Assets held for sale include $55.5 million of operating lease right-of-use assets, $43.9 million of property and equipment, $9.3 million in goodwill and other intangible assets, net and $1.7 million in other assets for Company-operated restaurants that the Company plans to sell within the next year to an existing franchisee. Liabilities held for sale include $95.4 million in lease obligations and $0.6 million in other liabilities. A loss of $1.1 million was recorded in closure and impairment charges on the Company's Consolidated Statements of Comprehensive Income during the three months ended September 30, 2022 and does not factor in any future royalty stream from the refranchising.

18. Subsequent Event

In October 2022, the Company completed the refranchising and sale of related restaurant assets of 69 Applebee’s company-operated restaurants located in North Carolina and South Carolina.

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

Through various subsidiaries, we own, franchise and operate the Applebee's Neighborhood Grill & Bar® (“Applebee's”) concept in the bar and grill segment within the casual dining category of the restaurant industry and we own and franchise the International House of Pancakes® (“IHOP”) concept in the family dining category of the restaurant industry. References herein to Applebee's® and IHOP® restaurants are to these two restaurant concepts, whether operated by franchisees, area licensees and their sub-licensees (collectively, “area licensees”) or by us. With 3,436 restaurants combined, 98% of which are franchised, we believe we are one of the largest full-service restaurant companies in the world.

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

Events Impacting the Comparability of Financial Information

Comparisons of financial results for the nine months ended September 30, 2022 and 2021 were impacted by the extent of restrictions in place on restaurant operations in 2021. In March 2020, the World Health Organization declared a global pandemic related to the outbreak of a novel strain of coronavirus, designated “COVID-19.” Initially, federal, state, local and international governments reacted to the COVID-19 pandemic by implementing restrictions that resulted in, to varying degrees, reduced operating hours, restaurant dine-in and/or indoor dining limitations, capacity limitations or other restrictions.

The operating status of our restaurants was fluid during the nine months ended September 30, 2021 and subject to change. Restrictions on restaurant operations were relaxed, removed or increased in response to changes in the number of COVID-19 infections, the availability and acceptance of vaccines and an increase in vaccination rates within the respective governmental jurisdictions. Generally speaking, during the second quarter of 2021, many federal, state and local governments began to relax or remove the restrictive protocols noted above, while most international governments maintained the restrictions, the degree of which varied by country.

As of September 30, 2022 and 2021, almost all domestic Applebee's and IHOP restaurants were open and operating without government-mandated restrictions. Internationally, government-mandated restrictions vary by country, with some international restaurants still under restrictions. As of September 30, 2022, approximately 82% of international restaurants were operating without restrictions, a significant improvement from September 30, 2021, at which time most international restaurants were operating with some restrictions.

Government-mandated restrictions notwithstanding, some IHOP restaurants that operated 24 hours a day for all or parts of a week prior to the pandemic are currently closed during overnight hours. As of September 30, 2022, approximately 532 IHOP restaurants were operating 24 hours a day, seven days a week, with approximately 141 restaurants operating 24 hours a day for some portion of the week. As of December 31, 2019, the last reporting period prior to the pandemic, approximately 845 IHOP restaurants were operating 24 hours a day, seven days a week, with approximately 245 restaurants operating 24 hours a day for some portion of the week.

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

	Three Months Ended September 30,		Favorable (Unfavorable) Variance	Nine Months Ended September 30,		Favorable (Unfavorable) Variance
	2022	2021		2022	2021

	(In millions, except per share data)
Income before income taxes	$28.7	$30.8	$(2.1)	$95.4	$93.4	$2.0
Income tax provision	(7.8)	(7.7)	(0.1)	(25.7)	(15.4)	$(10.3)
Net income	$20.9	$23.1	$(2.2)	$69.8	$78.1	$(8.3)

Effective tax rate	27.1%	24.9%	(2.2)%	26.9%	16.4%	(10.5)%

Net income per diluted share	$1.32	$1.33	$(0.01)	$4.22	$4.52	$(0.30)
			% decrease			% decrease
Weighted average diluted shares	15.4	17.0	(9.2)%	16.1	16.9	(4.6)%

The effective tax rate for the nine months ended September 30, 2022 was different than the rate of the prior comparable period primarily due to the recognition of excess tax benefits on stock-based compensation related to the departure of our previous chief executive officer in the first quarter of 2021.

The following table highlights the primary components of the increase (decrease) in our income before income taxes for the three and nine months ended September 30, 2022, compared to our income before income taxes for the three and nine months ended September 30, 2021:

	Favorable (Unfavorable) Variance
	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
	(In millions)
(Decrease) increase in gross profit:
Applebee's franchise operations	$(0.9)	$4.7
IHOP franchise operations	0.1	—
Company restaurant operations	0.3	(2.5)
Rental and financing operations	0.2	1.8
Total (decrease) increase in gross profit	(0.3)	4.0
Increase in general and administrative expenses	(2.6)	(9.1)
Increase in gain on disposition of assets	2.8	4.5
Other	(1.9)	2.6
(Decrease) increase in income before income taxes	$(2.0)	$2.0

The increase in Applebee’s franchise operations gross profit for the nine months ended September 30, 2022 compared with the same period of the prior year, was primarily due to higher royalty revenues from a 6.3% increase in domestic franchise same-restaurant sales and increased international royalty revenues.

Increases in commodity, labor and other restaurant operating costs experienced at restaurants owned and operated by our franchisees could impact us to the extent our franchisees are adversely impacted by a sustained decline in their operating margins; and at company operated restaurants, impact us directly. The changes in company restaurant operations gross profit for the nine months ended September 30, 2022 compared with the same respective periods of the prior year were primarily impacted by increases in commodity, labor and other restaurant operating costs offset by higher retail sales. As of September 30, 2022, we operated 69 Applebee’s restaurants, representing 2% of the 3,436 restaurants comprising our system.

Rental and financing operations gross profit for the nine months ended September 30, 2022 increased as compared to the same period of 2021, primarily due to a $1.6 million increase in rental income based on a percentage of franchisees' retail sales.

With almost all domestic Applebee’s and IHOP restaurants open and operating without government-mandated restrictions, the Company has returned to normal operations supporting franchisees, as well as making strategic growth investments, resulting in the increase in general and administrative (“G&A”) expenses for the three and nine months ended September 30, 2022, compared with the same respective periods of the prior year.

The increase in gain on disposition of assets for the three and nine months ended September 30, 2022 primarily related to the sale of land and buildings for restaurants located on sites owned by us, compared with the same respective periods in 2021, a loss on disposition of assets for capitalized software no longer in use was incurred.

See “Consolidated Results of Operations - Comparison of the Three and Nine Months Ended September 30, 2022 and 2021” for additional discussion of the changes shown above.

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

Our key performance indicators for the three and nine months ended September 30, 2022 were as follows:

	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
	Applebee's	IHOP	Applebee's	IHOP
Sales percentage increase in reported retail sales - 2022 vs. 2021	3.2%	3.7%	5.9%	9.1%
% increase in domestic system-wide same-restaurant sales - 2022 vs. 2021	3.8%	1.9%	6.3%	7.2%
Net franchise restaurant (reduction) increase (1)	(3)	2	(10)	15
Net (decrease) increase in total effective restaurants (2)	(18)	30	(19)	26
________________________________________________
(1) Franchise and area license restaurant closings, net of openings, during the three and nine months ended September 30, 2022.
(2) Change in the weighted average number of franchise, area license and company-operated restaurants open during the three and nine months ended September 30, 2022, compared to the weighted average number of those open during the same respective periods of 2021.

The changes in sales percentage and domestic same-restaurant sales of both brands were impacted by increases in average check, partially offset by decreases in customer traffic. There were varying degrees of restrictions on in-restaurant dining in effect during the first quarter of 2021 that substantially had been relaxed during the first quarter of 2022, as discussed under “Events Impacting the Comparability of Financial Information.”

The change in total effective restaurants for each brand reflects both permanent closures, net of openings, over the past 12 months as well as the weighted effect of restaurants temporarily closed during each period.

Domestic Same-Restaurant Sales

Applebee’s system-wide domestic same-restaurant sales increased 3.8% for the three months ended September 30, 2022 and 6.3% for the nine months ended September 30, 2022 as compared to the same respective periods of 2021. The increase of 3.8% for the three months ended September 30, 2022 was due to an increase in average check, partially offset by a decrease in customer traffic. The increase of 6.3% for the nine months ended September 30, 2022 was due to an increase in customer traffic and average check. The increase in customer traffic primarily was due to the positive changes in restaurant operating status as discussed under “Events Impacting the Comparability of Financial Information,” as well as increased consumer desire to patronize restaurants after the relaxation of pandemic restrictions. The increase in average check was primarily due to favorable mix shifts related to a reduction in core menu items, successful promotional food and beverage offerings as well as menu price increases by franchisees.

Based on data from Black Box Intelligence, a restaurant sales reporting firm (“Black Box”), Applebee's increase in same- restaurant sales for the three months ended September 30, 2022 outperformed, and for the nine months ended September 30, 2022 underperformed the casual dining segment of the restaurant industry (excluding Applebee's) as compared to the same respective periods of 2022.

Applebee's Off-premise Sales Data	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Off-premise sales (in millions) (1)	$259.0	$282.9	$837.7	$945.5
% sales mix	24.2%	27.5%	25.8%	31.3%
(1)   Primarily to-go, delivery and catering sales for comparable 2022 and 2021 restaurants.

IHOP's system-wide domestic same-restaurant sales increased 1.9% for the three months ended September 30, 2022 and 7.2% for the nine months ended September 30, 2022 as compared to the same respective periods of 2021. The improvement was due to an increase in average check, partially offset by a decrease in customer traffic. The increase in average check was primarily due to an increase in menu prices as well as a general increase in consumer spending due to larger party sizes and greater spending per person.

Based on data from Black Box, IHOP's increase in same-restaurant sales for the three and nine months ended September 30, 2022 underperformed the family dining segment of the restaurant industry (excluding IHOP) as compared with the same respective periods of 2022.

IHOP Off-premise Sales Data	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Off-premise sales (in millions) (1)	$143.6	$157.3	$464.4	$507.6
% sales mix	20.4%	23.3%	22.0%	27.2%
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Applebee's Restaurant Data	(Unaudited)
Effective Restaurants(a)
Franchise	1,601	1,619	1,604	1,623
Company	69	69	69	69
Total	1,670	1,688	1,673	1,692
System-wide(b)
Domestic sales percentage change(c)	3.2%	30.2%	5.9%	38.6%
Domestic same-restaurant sales percentage change(d)	3.8%	27.7%	6.3%	39.5%
Franchise(b)
Domestic sales percentage change(c)	3.1%	30.2%	5.8%	38.4%
Domestic same-restaurant sales percentage change(d)	3.6%	27.8%	6.3%	39.3%
Average weekly domestic unit sales (in thousands)	$53.5	$51.4	$54.2	$50.6

IHOP Restaurant Data
Effective Restaurants(a)
Franchise	1,602	1,573	1,594	1,568
Area license	157	156	156	156
Total	1,759	1,729	1,750	1,724

System-wide(b)
Sales percentage change(c)	3.7%	46.1%	9.1%	41.6%
Domestic same-restaurant sales percentage change, including area license restaurants(d)	1.9%	40.1%	7.2%	40.5%
Franchise(b)
Sales percentage change(c)	3.6%	45.7%	9.2%	40.9%
Domestic same-restaurant sales percentage change(d)	1.6%	39.4%	7.3%	39.4%
Average weekly unit sales (in thousands)	$36.8	$36.2	$36.5	$34.0
Area License(b)
Sales percentage change(c)	5.2%	50.9%	8.4%	48.1%
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Reported sales (in millions)	(Unaudited)

Applebee's domestic franchise restaurant sales	$1,044.5	$1,013.3	$3,176.2	$3,000.8
Applebee's company-operated restaurants	38.2	35.2	117.2	109.4
IHOP franchise restaurant sales	766.8	740.4	2,270.3	2,079.2
IHOP area license restaurant sales	73.5	69.8	219.3	202.4
Total	$1,923.0	$1,858.7	$5,783.0	$5,391.8

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

Restaurant Development Activity	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Applebee's	(Unaudited)
Summary - beginning of period:
Franchise	1,604	1,627	1,611	1,640
Company	69	69	69	69
Beginning of period	1,673	1,696	1,680	1,709

Franchise restaurants opened:
Domestic	—	2	2	4
International	1	—	1	1
Total franchise restaurants opened	1	2	3	5
Franchise restaurants permanently closed:
Domestic	(3)	(5)	(9)	(15)
International	(1)	(4)	(4)	(10)
Total franchise restaurants permanently closed	(4)	(9)	(13)	(25)
Net franchise restaurant reduction	(3)	(7)	(10)	(20)

Summary - end of period:
Franchise	1,601	1,620	1,601	1,620
Company	69	69	69	69
Total Applebee's restaurants, end of period	1,670	1,689	1,670	1,689
Domestic	1,571	1,587	1,571	1,587
International	99	102	99	102

IHOP
Summary - beginning of period:
Franchise	1,608	1,588	1,595	1,611
Area license	156	156	156	158
Company	—	3	—	3
Total IHOP restaurants, beginning of period	1,764	1,747	1,751	1,772

Franchise/area license restaurants opened:
Domestic franchise	5	7	20	22
Domestic area license	1	1	2	2
International franchise	3	1	10	2
Total franchise/area license restaurants opened	9	9	32	26
Franchise/area license restaurants permanently closed:
Domestic franchise	(5)	(5)	(12)	(35)
Domestic area license	(1)	(1)	(2)	(3)
International franchise	(1)	—	(3)	(9)
International area license	—	—	—	(1)
Total franchise/area license restaurants permanently closed	(7)	(6)	(17)	(48)
Net franchise/area license restaurant additions (reductions)	2	3	15	(22)
Refranchised by the Company	—	—	—	1
Franchise restaurants reacquired by the Company	—	—	—	(1)
Net increase (decrease) in franchise/area license restaurants	2	3	15	(22)

Summary - end of period:
Franchise	1,610	1,591	1,610	1,591
Area license	156	156	156	156
Company	—	3	—	3
Total IHOP restaurants, end of period	1,766	1,750	1,766	1,750
Domestic	1,665	1,656	1,665	1,656
International	101	94	101	94

The restaurant counts and activity presented above do not include three domestic Applebee's ghost kitchens (small kitchens with no store-front presence, used to fill off-premise orders), 13 international Applebee's ghost kitchens and 39 international IHOP ghost kitchens.

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

CONSOLIDATED RESULTS OF OPERATIONS
Comparison of the Three and Nine Months Ended September 30, 2022 and 2021

Financial Results

Revenue	Three Months Ended September 30,		Favorable (Unfavorable) Variance	Nine Months Ended September 30,		Favorable (Unfavorable) Variance
	2022	2021		2022	2021
	(In millions)
Franchise operations	$164.9	$161.2	$3.8	$494.4	$469.1	$25.3
Rental operations	29.2	31.3	(2.1)	87.1	84.8	2.3
Company restaurant operations	38.2	35.2	3.0	117.2	109.4	7.8
Financing operations	0.9	1.0	(0.2)	2.8	3.2	(0.5)
Total revenue	$233.2	$228.7	$4.5	$701.4	$666.5	$34.9
Change vs. prior period	2.0%			5.2%

Total revenue for the nine months ended September 30, 2022 increased compared with the same period of the prior year partially due to increases in average check. As discussed under “Events Impacting the Comparability of Financial Information,” during the 2022 period, many governmental authorities relaxed or eliminated restrictions on restaurant operations that had been in place during the 2021 period in response to declines in the number of COVID-19 infections, the availability of vaccines and an increase of the number of vaccinated individuals within their respective jurisdictions. This had a favorable impact on same-restaurant sales and customer traffic in our franchise and company restaurant operations as well as a favorable impact on rental revenue based on a percentage of franchisees' retail sales.

Gross Profit	Three Months Ended September 30,		Favorable (Unfavorable) Variance	Nine Months Ended September 30,		Favorable (Unfavorable) Variance
	2022	2021		2022	2021
	(In millions)
Franchise operations	$84.6	$85.5	$(0.9)	$253.8	$249.2	$4.6
Rental operations	7.2	6.8	0.4	21.1	18.8	2.3
Company restaurant operations	1.7	1.4	0.3	5.4	7.9	(2.5)
Financing operations	0.8	0.9	(0.1)	2.5	2.9	(0.4)
Total gross profit	$94.3	$94.6	$(0.3)	$282.8	$278.8	$4.0
Change vs. prior period	(0.3)%			1.4%

Total gross profit for the three months ended September 30, 2022 decreased slightly compared with the same period of the prior year, primarily due to lower bad debt recovery, offset by increased franchise revenue from higher sales, partially offset by increased gross profit from rental operations and company restaurant operations..
Total gross profit for the nine months ended September 30, 2022 increased compared with the same period of the prior year, primarily due to the increased revenue from franchise and rental operations primarily from higher sales, partially offset by higher costs of food, beverage and labor in company restaurant operations.

	Three Months Ended September 30,		Favorable (Unfavorable) Variance	Nine Months Ended September 30,		Favorable (Unfavorable) Variance
Franchise Operations	2022	2021		2022	2021
	(In millions, except number of restaurants)
Effective Franchise Restaurants:(1)
Applebee’s	1,601	1,619	(18)	1,604	1,623	(19)
IHOP	1,759	1,729	30	1,750	1,724	26

Franchise Revenues:
Applebee’s franchise fees	$43.1	$43.6	$(0.4)	$131.1	$126.1	$5.0
IHOP franchise fees	50.1	46.9	3.2	146.6	139.1	7.5
Advertising fees	71.7	70.7	1.0	216.7	203.9	12.8
Total franchise revenues	164.9	161.2	3.8	494.4	469.1	25.3
Franchise Expenses:
Applebee’s	0.9	0.5	(0.5)	2.5	2.2	(0.4)
IHOP	7.6	4.5	(3.1)	21.4	13.8	(7.6)
Advertising expenses	71.7	70.7	(1.0)	216.7	203.9	(12.8)
Total franchise expenses	80.3	75.7	(4.6)	240.6	219.9	(20.7)
Franchise Gross Profit:
Applebee’s	42.2	43.1	(0.9)	128.6	123.9	4.7
IHOP	42.5	42.4	0.1	125.3	125.3	—
Total franchise gross profit	$84.6	$85.5	$(0.8)	$253.8	$249.2	$4.6
Gross profit as % of franchise revenue (2)	51.3%	53.0%		51.3%	53.1%
Gross profit as % of franchise fees (2)(3)	90.8%	94.5%		91.4%	94.0%
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

Applebee’s franchise fee revenue for the three months ended September 30, 2022 decreased slightly compared with the same period of the prior year, primarily due to a decrease in the effective restaurant count offset by the favorable impact on royalties from an 3.6% increase in domestic same-restaurant sales.

Applebee's franchise fee revenue for the nine months ended September 30, 2022 increased 4.0% as compared with the same period of the prior year, primarily due to the favorable impact on royalties from a 6.3% increase in domestic same-restaurant sales. Applebee's international revenues increased $1.0 million due to an improvement in sales.

Applebee's franchise expenses for the three and nine months ended September 30, 2022 increased as compared with the same respective periods of the prior year, primarily due to a lower recovery of bad debt.

IHOP franchise fee revenue for the three months ended September 30, 2022 increased 6.8% as compared with the same period of the prior year, primarily due to the favorable impact on royalties and pancake and waffle dry mix revenue from a 1.6% increase in domestic franchise same-restaurant sales.

IHOP franchise fee revenue for the nine months ended September 30, 2022 increased 5.4% as compared with the same period of the prior year, primarily due to the favorable impact on royalties and pancake and waffle dry mix revenue from a 7.2% increase in domestic same-restaurant sales, partially offset by a $2.8 million decrease in domestic termination and other franchise fees and a $1.6 million decrease in international termination fees.

IHOP franchise expenses for the three and nine months ended September 30, 2022 increased as compared with the same respective periods of the prior year, primarily due to a lower recovery of bad debt expense, an increase in the cost of proprietary products (primarily pancake and waffle dry mix) and an increase in franchisor contributions to the advertising fund.

Advertising revenue and expense by brand for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,		Favorable (Unfavorable) Variance	Nine Months Ended September 30,		Favorable (Unfavorable) Variance
	2022	2021		2022	2021
	(In millions)
Advertising Revenues and Expenses:
Applebee’s	$44.0	$43.5	$0.5	$133.8	$127.0	$6.8
IHOP	27.7	27.2	0.5	82.9	76.9	6.0
Total advertising revenues and expenses	$71.7	$70.7	$1.0	$216.7	$203.9	$12.8

Applebee’s advertising revenue and expense for the three months ended September 30, 2022 increased slightly compared to the same period of the prior year, primarily due to the 3.6% increase in domestic franchise same-restaurant sales, partially offset by a decrease in effective units, and IHOP advertising revenue and expense for the three months ended September 30, 2022 increased slightly compared to the same period of the prior year, primarily due to the 1.9% increase in domestic franchise same-restaurant sales.

Applebee’s advertising revenue and expense for the nine months ended September 30, 2022 increased 5.4% compared to the same period of the prior year, primarily due to the 6.3% increase in domestic franchise same-restaurant sales. IHOP advertising revenue and expense for the nine months ended September 30, 2022 increased 7.8% compared to the same period of the prior year, primarily due to the 7.3% increase in domestic franchise same-restaurant sales and the reopening of restaurants temporarily closed during the prior year period.

It is our accounting policy to recognize any deficiency in advertising fee revenue compared to advertising expenditure or any recovery of a previously recognized deficiency in advertising fee revenue compared to advertising expenditure in the fourth quarter of our fiscal year.

Rental Operations	Three Months Ended September 30,		Favorable (Unfavorable) Variance	Nine Months Ended September 30,		Favorable (Unfavorable) Variance
	2022	2021		2022	2021
	(In millions)
Rental revenues	$29.2	$31.3	$(2.1)	$87.1	$84.8	$2.3
Rental expenses	22.0	24.5	2.5	66.0	66.0	0.0
Rental operations gross profit	$7.2	$6.8	$0.4	$21.1	$18.8	$2.3
Gross profit as % of revenue (1)	24.6%	21.8%		24.2%	22.1%
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

Rental segment revenue for the three months ended September 30, 2022 decreased as compared to the same period of 2021, as rental revenue decreased due to the prior year $2.7 million accounting entry related to the gross presentation of certain elements of variable sublease income, such as common area maintenance payments received from franchisees and remitted to landlords, which previously were reported on a net basis, partially offset by an increase in base rent. Rental segment expenses for the three months ended September 30, 2022 decreased compared to the same period of the prior year, primarily due to the prior year $2.7 million gross-up of lease-related expenses in the third quarter.

Rental segment revenue for the nine months ended September 30, 2022 increased as compared to the same period of 2021, primarily due to a $1.7 million increase in rental income based on a percentage of franchisees' retail sales. Rental segment expenses for the nine months ended September 30, 2022 were flat as compared to the same period of 2021.

Company Restaurant Operations

	Three Months Ended September 30,		Favorable (Unfavorable) Variance	Nine Months Ended September 30,		Favorable (Unfavorable) Variance
	2022	2021		2022	2021

Effective Restaurants	69	69	—	69	69	—
	(In millions)
Applebee's Company restaurant sales (1)	$38.2	$35.2	$3.0	$117.2	$109.4	$7.8
Applebee's Company restaurant expenses (1)	36.5	33.7	(2.8)	111.8	101.0	(10.8)
IHOP restaurant expenses (2)	—	0.1	0.1	—	0.5	0.5
Company restaurant gross profit	$1.7	$1.4	$0.3	$5.4	$7.9	$(2.5)
Gross profit as % of revenue (3)	4.5%	4.4%		4.6%	7.7%
_____________________________________________________
(1) Related to 69 Applebee's company-operated restaurants.
(2) Costs associated with IHOP restaurants in the process of being refranchised.
(3) Calculated for Applebee's company-operated restaurants only. Percentages calculated on actual amounts, not rounded amounts presented above.

Applebee's company same-restaurant sales for the three months ended September 30, 2022 increased 8.5% compared to the same period of 2021, primarily due to an increase in average check. Applebee's company same-restaurant sales for the nine months ended September 30, 2022 increased 7.1% compared to the same period of 2021 due to an increase in customer traffic and average check.

The increase in customer traffic primarily was due to the favorable change in operating capacity of the restaurants during the nine months ended September 30, 2022 compared to the same period of 2021. All 69 of the Applebee's company-operated restaurants are located in South Carolina or North Carolina. Since the second week of January 2021, the 27 restaurants in South Carolina have operated without capacity limitations, while the 42 restaurants in North Carolina operated at 50% capacity until June 1, 2021, from which point those 42 restaurants also were able to operate without capacity limitations.

Gross profit and gross profit as a percentage of revenue for the three months ended September 30, 2022 were favorable compared to the same period of 2021, due to increased sales, partially offset by higher food, labor and delivery costs. Gross profit and gross profit as a percentage of revenue for the nine months ended September 30, 2022 were unfavorable compared to the same period of 2021, due to higher food, labor and delivery costs, partially offset by increased sales.

Company segment restaurant expenses include costs associated with reacquired IHOP restaurants in the process of being refranchised. There were no reacquired IHOP restaurants expenses during the three and nine months ended September 30, 2022 and expenses were incurred during the nine months ended September 30, 2021.

On July 26, 2022, the Company entered into an asset purchase agreement for the refranchising and sale of related restaurant assets of 69 Applebee’s company-operated restaurants located in North Carolina and South Carolina. This sale closed on October 25, 2022.

Financing Operations

Financing revenues primarily consist of interest income from the financing of IHOP equipment leases and franchise fees as well as interest income on Applebee's notes receivable from franchisees. Financing expenses are the cost of taxes related to IHOP equipment leases.

Financing revenue and gross profit for the three and nine months ended September 30, 2022 declined compared to the same period of the prior year, primarily because of progressive declines in interest income as note balances are repaid.

G&A Expenses	Three Months Ended September 30,		Favorable (Unfavorable) Variance	Nine Months Ended September 30,		Favorable (Unfavorable) Variance
	2022	2021		2022	2021
	(In millions)
Total G&A expenses	$46.3	$43.7	$(2.6)	$131.9	$122.9	$(9.1)

G&A expenses for the three months ended September 30, 2022 increased 6.0% compared to the same period of the prior year, primarily due to increases in professional services, occupancy costs, software maintenance, and travel and conference expenses, partially offset by a decrease in personnel-related costs primarily related to employee bonuses. Included in total G&A expenses for the three months ended September 30, 2022 was $1.8 million of expense related to company-operated restaurants, a slight increase from the same period of 2021.

G&A expenses for the nine months ended September 30, 2022 increased 7.4% compared to the same period of the prior year, primarily due to increases in professional services, travel and conference expenses and occupancy costs, partially offset by a decrease in personnel-related costs primarily related to employee bonuses. Included in total G&A expenses for the nine months ended September 30, 2022 was $5.4 million of expense related to company-operated restaurants, an increase of $0.2 million from the same period of 2021.

Closure and Impairment Charges	Three Months Ended September 30,		Favorable (Unfavorable) Variance	Nine Months Ended September 30,		Favorable (Unfavorable) Variance
	2022	2021		2022	2021
	(In millions)
Closure charges	$0.5	$0.4	$(0.1)	$1.7	$3.3	$1.6
Long-lived tangible asset impairment	1.1	(0.0)	(1.1)	1.4	1.7	0.3
Total closure and impairment charges	$1.6	$0.4	$(1.2)	$3.1	$5.0	$1.9

The closure charges for the three and nine months ended September 30, 2022 were approximately 30 and 35 IHOP restaurants, respectively, and were primarily related to the revisions to existing closure reserves, including accretion. The closure charges for the three and nine months ended September 30, 2021 were approximately 50 and 55 IHOP restaurants, respectively, and were primarily related to the establishment of, or revisions to existing closure reserves, including accretion.

Long-lived tangible asset impairment charges for the three and nine months ended September 30, 2022 related to the Applebee's company-operated restaurants and the impairment of land and buildings for two IHOP restaurants located on sites owned by us. Long-lived tangible asset impairment charges for the nine months ended September 30, 2021 related to four IHOP franchisee-operated restaurants.

Other Income and Expense Items	Three Months Ended September 30,		Favorable (Unfavorable) Variance	Nine Months Ended September 30,		Favorable (Unfavorable) Variance
	2022	2021		2022	2021
	(In millions)
Interest expense, net	$15.3	$15.7	$0.4	$46.2	$47.9	$1.7
Amortization of intangible assets	2.7	2.7	0.0	8.0	8.0	0.0
Loss on extinguishment of debt	1.2	0.0	(1.2)	1.2	0.0	(1.2)
(Gain) loss on disposition of assets	(1.5)	1.3	2.8	(3.0)	1.4	4.4
Total	$20.8	$18.8	$(2.0)	$52.4	$57.3	$4.9

Interest expense, net

Interest expense, net for the three months ended September 30, 2022 increased compared to the same period of 2021, due to an increase in interest expense on the Credit Facility (as defined below), as we borrowed $100 million during the three months ended September 30, 2022, as compared to no outstanding balance during the same period of 2021. Interest expense, net for the nine months ended September 30, 2022 declined compared to the same period of 2021, due to a decrease in interest expense on our Credit Facility. We had $100 million outstanding under our Credit Facility during the nine months ended September 30, 2022 for approximately seven weeks, whereas we had $220 million outstanding for approximately nine weeks during the nine months ended September 30, 2021. See “Liquidity and Capital Resources” for additional discussion related to our Credit Facility.

Loss on extinguishment of debt

On August 12, 2022, the Company established a new revolving financing facility and the debt financing costs related to the previous credit facility were expensed for the three and nine months ended September 30, 2022. For additional details, please refer to Note 7, Long-Term Debt, in the Notes to Consolidated Financial Statements.

(Gain) loss on disposition of assets

The gain on disposition of assets for the three months ended September 30, 2022 related to the sale of land and building for one IHOP restaurant located on site owned by us and the release of a financing obligation property. The gain on disposition of assets for the nine months ended September 30, 2022 primarily related to the sale of land and buildings for three IHOP restaurants located on sites owned by us, the release of a financing obligation property and the termination of an IHOP restaurant lease. The loss on disposition of assets during the three and nine months ended September 30, 2021 primarily related to disposition of capitalized software no longer in use.

Income Taxes	Three Months Ended September 30,		Favorable (Unfavorable) Variance	Nine Months Ended September 30,		Favorable (Unfavorable) Variance
	2022	2021		2022	2021
	(In millions)
Income before income taxes	$28.7	$30.8	$(2.1)	$95.4	$93.4	$2.0
Income tax provision	$7.8	$7.7	$(0.1)	$25.7	$15.4	$(10.3)
Effective tax rate	27.1%	24.9%	(2.2)%	26.9%	16.4%	(10.5)%
Our income tax provision will vary from period to period in our normal course of business for two reasons: a change in income before income taxes and a change in the effective tax rate. Changes in our income before income taxes were addressed in the preceding sections of “Consolidated Results of Operations - Comparison of the Three and Nine Months Ended September 30, 2022 and 2021.”
Our effective tax rate for the three months ended September 30, 2022 was higher than the rate of the prior comparable period, primarily due to the decrease of income before income taxes in the third quarter of 2022. Our effective tax rate for the nine months ended September 30, 2022 was also higher than the rate of the prior comparable period, primarily due to the recognition of excess tax benefits on stock-based compensation related to the departure of our previous chief executive officer in the first quarter of 2021.

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

On August 12, 2022, the Co-Issuers established a new revolving financing facility, the 2022-1 Variable Funding Notes, Class A-1 (the “Credit Facility”) that allows for drawings up to $325 million of variable funding notes on a revolving basis and the issuance of letters of credit. The Credit Facility and the 2019 Class A-2 Notes are referred to collectively herein as the “Notes.” The Notes were issued in securitization transactions pursuant to which substantially all the domestic revenue-generating assets and domestic intellectual property held by the Co-Issuers and certain other special-purpose, wholly-owned indirect subsidiaries of the Company (the “Guarantors”) were pledged as collateral to secure the Notes.

While the 2019 Class A-2 Notes are outstanding, payment of principal and interest is required to be made on the 2019 Class A-2 Notes on a quarterly basis. The quarterly principal payment totaling $3.25 million on the 2019 Class A-2 Notes may be suspended when the leverage ratio for the Company and its subsidiaries is less than or equal to 5.25x. The leverage ratio is not a maintenance covenant and exceeding the leverage ratio of 5.25x does not violate any covenant related to the Notes. The complete definitions of all calculation elements of the leverage ratio are contained in the Base Indenture, dated as of September 30, 2014, and amended and restated as of June 5, 2019 (the “Base Indenture”), as supplemented by the related Series 2019-1 Supplement to the Base Indenture, dated June 5, 2019 (the “Series 2019-1 Supplement”), among the Co-Issuers and Citibank, N.A., as the trustee (in such capacity, the “Trustee”) and securities intermediary and the related Series 2022-1 Supplement to the Base Indenture, dated August 12, 2022 (“Series 2022-1 Supplement”), among the Co-Issuers and Citibank, N.A., as Trustee and securities intermediary (the Base Indenture, Series 2019-1 Supplement and Series 2022-1 Supplement, collectively, the “Indenture”). In general, the leverage ratio is our indebtedness (as defined in the Indenture) divided by adjusted EBITDA (as defined in the Indenture) for the four preceding quarterly periods.

As of September 30, 2022, our leverage ratio was 3.90x. As a result, quarterly principal payments on the 2019 Class A-2 Notes are not required.

We may voluntarily repay the 2019 Class A-2 Notes at any time; however, if we repay the 2019 Class A-2 Notes prior to certain dates, we would be required to pay make-whole premiums. As of September 30, 2022, the make-whole premium associated with voluntary prepayment of the Class A-2-I Notes was zero and will remain as such. As of September 30, 2022, the make-whole premium associated with voluntary prepayment of the Class A-2-II Notes was approximately $0.5 million; this amount declines progressively each quarter to zero in June 2024. We would also be subject to a make-whole premium in the event of a mandatory prepayment required following a Rapid Amortization Event or certain asset dispositions. The mandatory make-whole premium requirements are considered derivatives embedded in the Notes that must be bifurcated for separate valuation. We estimated the fair value of these derivatives to be immaterial as of September 30, 2022, based on the probability-weighted discounted cash flows associated with either event.
Covenants and Restrictions
The Notes are subject to a series of covenants and restrictions customary for transactions of this type, including: (i) that the Co-Issuers maintain specified reserve accounts to be used to make required payments in respect of the Notes; (ii) provisions relating to optional and mandatory prepayments, and the related payment of specified amounts, including specified call redemption premiums in the case of Class A-2 Notes under certain circumstances; (iii) certain indemnification payments in the event, among other things, the transfers of the assets pledged as collateral for the Notes are in stated ways defective or ineffective; and (iv) covenants relating to recordkeeping, access to information and similar matters. The Notes are subject to customary rapid amortization events provided for in the Indenture, including events tied to failure of the Securitization Entities (as defined in the Indenture) to maintain the stated debt service coverage ratio (“DSCR”), the sum of domestic retail sales for all restaurants being below certain levels on certain measurement dates, certain manager termination events, certain events of default and the failure to repay or refinance the Class A-2 Notes on the anticipated repayment dates. The Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal or other amounts due on or with respect to the Notes, failure of the Securitization Entities to maintain the stated DSCR, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties and certain judgments.

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

Our DSCR for the reporting period ended September 30, 2022 was approximately 4.15x.

Use of Credit Facilities

In August 2022, the Co-Issuers drew down a total of $100.0 million from the Credit Facility, all of which was outstanding at September 30, 2022. The amount of $3.4 million was pledged against the Credit Facility at September 30, 2022 for outstanding letters of credit, leaving $221.6 million available for borrowing. The letters of credit are used primarily to satisfy insurance-related collateral requirements.

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

In February 2019, our Board of Directors approved a stock repurchase program authorizing the repurchase up to $200 million of our common stock (the “2019 Repurchase Program”) on an opportunistic basis from time to time in the open market or in privately negotiated transactions based on business, market, applicable legal requirements and other considerations. The 2019 Repurchase Program, as approved by the Board of Directors, does not require the repurchase of a specific number of shares and can be terminated at any time.

Additionally, on February 17, 2022, our Board of Directors authorized a new share repurchase program, effective April 1, 2022, of up to $250 million (the “2022 Repurchase Program”).

Stock Repurchases

During the three and nine months ended September 30, 2022, we repurchased 140,997 and 1,642,097 shares of common stock at a cost of $9.5 million and $113.6 million, respectively. The amounts for the three months ended September 30, 2022 relate to the 2022 Repurchase Program. For the nine months ended September 30, 2022, 588,108 shares of common stock at a cost of $41.4 million relate to the 2019 Repurchase Program and 1,053,989 shares of common stock at a cost of $72.1 million relate to the 2022 Repurchase Program. We did not repurchase any shares of common stock during the three and nine months ended September 30, 2021.

From time to time, we may also repurchase shares owned and tendered by employees to satisfy tax withholding obligations on the vesting of restricted stock awards. Shares are deemed purchased at the closing price of our common stock on the vesting date. See Part II, Item 2, of this Quarterly Report for detail on this stock repurchase activity during the nine months ended September 30, 2022.

Dividends

Dividends declared and paid per share for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Dividends declared per common share	$0.51	$—	$1.48	$—
Dividends paid per common share	$1.02	$—	$1.88	$—

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

On May 12, 2022, our Board of Directors declared a second quarter 2022 cash dividend of $0.51 per share of common stock, paid on July 8, 2022 to the stockholders of record as of the close of business on June 20, 2022.

On September 9, 2022, our Board of Directors declared a third quarter 2022 cash dividend of $0.51 per share of common stock, paid on September 30, 2022 to the stockholders of record as of the close of business on September 20, 2022.

Cash Flows

In summary, our cash flows for the nine months ended September 30, 2022 and September 30, 2021 were as follows:

	Nine Months Ended September 30,
	2022	2021	Variance
	(In millions)
Net cash provided by operating activities	$63.5	$145.6	$(82.1)
Net cash (used in) provided by investing activities	(3.4)	7.5	(10.9)
Net cash used in financing activities	(61.2)	(223.8)	162.6
Net decrease in cash, cash equivalents and restricted cash	$(1.1)	$(70.8)	$69.7

Operating Activities

Cash provided by operating activities decreased $82.1 million during the nine months ended September 30, 2022 compared to the same period of 2021. Our net income plus the non-cash reconciling items shown in our statements of cash flows (primarily depreciation, closure and impairment charges, stock-based compensation and deferred taxes) decreased $6.1 million from 2021. This was primarily due to an increase in G&A expenses and the recognition of excess tax benefits on stock-based compensation in 2021 that did not recur in 2022, each of which was discussed in preceding sections of the MD&A, partially offset by an increase in gross profit. Net changes in working capital used cash of $41.6 million during the nine months ended September 30, 2022 compared to providing cash of $34.4 million during the same period of the prior year, an unfavorable change of $76.0 million. The unfavorable change in working capital was primarily due to an increase in payments for corporate bonuses and other employee compensation and the timing of marketing and other disbursements.

Investing Activities

Investing activities used net cash of $3.4 million for the nine months ended September 30, 2022 compared to investing activities provided net cash of $7.5 million for the nine months ended September 30, 2021, an unfavorable change of $10.9 million. The variance of $10.9 million in investing activities was primarily related to an increase in capital expenditures of $11.6 million, partially offset by an increase in proceeds from the sale of property and equipment of $3.0 million.

Financing Activities

Financing activities used net cash of $61.2 million for the nine months ended September 30, 2022. We repurchased common stock in the amount of $113.9 million, paid dividends of $30.8 million, made payments on finance lease obligations of $7.0 million and payment on debt issuance costs of $6.3 million, which was partially offset by proceeds from our Credit Facility of $100.0 million. The decrease in cash used by financing activities was due to a $220 million repayment on our Previous Credit Facility in 2021 that did not recur in 2022, partially offset by proceeds from our Credit Facility in 2022, the resumption of dividend repurchases and dividend payments in 2022 that had been suspended in 2021.

Cash and Cash Equivalents

Our total cash balances as of September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022	December 31, 2021
	(In millions)
Cash and cash equivalents	$355.3	$361.4
Restricted cash, current	52.5	47.5
Restricted cash, non-current	16.4	16.4
Total	$424.2	$425.3

Cash and cash equivalents include $74.0 million and $101.5 million of cash held for gift card programs and advertising funds as of September 30, 2022 and December 31, 2021, respectively. The decrease in cash and cash equivalents between September 30, 2022 and December 31, 2021 was primarily due to payments to repurchase common stock, dividend payments, additions to property and equipment and other payments including employee bonuses and advertising.

We believe that our unrestricted cash and cash equivalents on hand, cash flow from operations, and the $221.6 million of borrowing capacity available under our Credit Facility will provide us with adequate liquidity for at least the next twelve months.

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

	Nine Months Ended September 30,
	2022	2021	Variance
	(In millions)
Cash flows provided by operating activities	$63.5	$145.6	$(82.1)
Receipts from notes and equipment contracts receivable	8.4	8.4	—
Additions to property and equipment	(19.5)	(7.9)	(11.6)
Adjusted free cash flow	$52.4	$146.1	$(93.7)

Adjusted free cash flow for the nine months ended September 30, 2022 declined compared to the same period of the prior year due to the decrease in cash flows provided by operating activities and the increase in capital expenditures, each of which was discussed in preceding sections of this MD&A.

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

A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2021. During the nine months ended September 30, 2022, there were no significant changes in our critical accounting policies or in our critical accounting estimates.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Company
Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Approximate dollar value of shares that may yet be purchased under the plans or programs (b)
July 4, 2022 - July 31, 2022	143,031	$67.51	140,997	$177,872,000
August 1, 2022 - August 28, 2022	679	76.36	—	$177,872,000
August 29, 2022 - October 2, 2022	839	73.07	—	$177,872,000
	144,549	$67.58	140,997	$177,872,000
(a) Total number of shares purchased include 2,034 shares owned and tendered by employees at an average price of $66.52 per share during the fiscal month ended July 31, 2022, and 679 shares owned and tendered by employees at an average price of $76.36 per share during the fiscal month ended August 28, 2022, and 839 shares owned and tendered by employees at an average price of $73.07 per share during the fiscal month ended October 2, 2022 to satisfy tax withholding obligations arising upon vesting of restricted stock awards. Shares so surrendered by the participants are repurchased by the Company pursuant to the terms of the plan and the applicable individual award agreements under which the shares were issued and not pursuant to publicly announced repurchase authorizations.
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

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

None.

Item 6. Exhibits.

3.1	Amended and Restated Bylaws of Dine Brands Global, Inc, effective as of August 26, 2022 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on August 26, 2022).
4.1
Base Indenture, dated September 30, 2014, as amended and restated as of June 5, 2019, among the Co-Issuers and Citibank, N.A., as Trustee and Securities Intermediary (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 12, 2022).

4.2
Series 2022-1 Supplemental Indenture, dated August 12, 2022, among Applebee’s Funding LLC and IHOP Funding LLC, each a Co-Issuer, and Citibank N.A., as Trustee and Series 2022-1 Securities Intermediary (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 12, 2022).

10.1
Class A-1 Note Purchase Agreement, dated August 12, 2022, among Applebee’s Funding LLC and IHOP Funding LLC, each a Co-Issuer, certain special-purpose, wholly-owned indirect subsidiaries of the Company, each as a Guarantor, the Company, as manager, certain conduit investors, financial institutions and funding agents, Coöperatieve Rabobank U.A., New York Branch, as provider of letters of credit, swingline lender and administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on August 12, 2022).

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

Dine Brands Global, Inc. (Registrant)

Dated:	2nd day of November, 2022	By:	/s/ John W. Peyton
John W. Peyton Chief Executive Officer (Principal Executive Officer)

Dated:	2nd day of November, 2022	By:	/s/ Vance Y. Chang
Vance Y. Chang Chief Financial Officer (Principal Financial Officer)

Dated:	2nd day of November, 2022	By:	/s/ Allison Hall
Allison Hall Chief Accounting Officer (Principal Accounting Officer)