Form 10-K
period 2022-12-31
Dine Brands Global, Inc.
filed 2023-03-01
CIK 49754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2022 was $1.0 billion.
As of February 21, 2023, the Registrant had 15,608,131 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on Thursday, May 11, 2023 are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be part of this report.

DINE BRANDS GLOBAL, INC. AND SUBSIDIARIES
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2022

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

Factors that could cause actual results to differ materially from the projections, forecasts, estimates and expectations discussed in this Annual Report on Form 10-K include, among other things: uncertainty regarding the duration and severity of the ongoing COVID-19 pandemic (including the emergence of variant strains) and its ultimate impact on our business; general economic conditions; our level of indebtedness; compliance with the terms of our securitized debt; our ability to refinance our current indebtedness or obtain additional financing; our dependence on information technology; potential cyber incidents; the implementation of restaurant development plans; our dependence on our franchisees; the concentration of our Applebee’s franchised restaurants in a limited number of franchisees; the financial health of our franchisees, including any insolvency or bankruptcy; credit risks from our IHOP franchisees operating under our previous IHOP business model in which we built and equipped IHOP restaurants and then franchised them to franchisees; insufficient insurance coverage to cover potential risks associated with the ownership and operation of restaurants; our franchisees’ and other licensees’ compliance with our quality standards and trademark usage; general risks associated with the restaurant industry; potential harm to our brands’ reputation; risks of food-borne illness or food tampering; possible future impairment charges; trading volatility and fluctuations in the price of our stock; our ability to achieve the financial guidance we provide to investors; successful implementation of our business strategy; the availability of suitable locations for new restaurants; shortages or interruptions in the supply or delivery of products from third parties or availability of utilities; the management and forecasting of appropriate inventory levels; development and implementation of innovative marketing and use of social media; changing health or dietary preference of consumers; risks associated with doing business in international markets; the results of litigation and other legal proceedings; third-party claims with respect to intellectual property assets; delivery initiatives and use of third-party delivery vendors; our allocation of human capital and our ability to attract and retain management and other key employees; compliance with federal, state and local governmental regulations; risks associated with our self-insurance; natural disasters or other serious incidents; our success with development initiatives outside of our core business; the adequacy of our internal controls over financial reporting and future changes in accounting standards; and other matters in the “Risk Factors” section of this Annual Report on Form 10-K for the fiscal year ended December 31, 2022, many of which are beyond our control.

Fiscal Year-End

We have a 52/53 week fiscal year ending on the Sunday nearest to December 31 of each year. For convenience, in this Annual Report on Form 10-K, we refer to all fiscal years as ending on December 31 and all interim fiscal quarters as ending on March 31, June 30 and September 30 of the respective fiscal year. There were 52 calendar weeks in our 2022 fiscal year that ended January 1, 2023. There were 52 calendar weeks in our 2021 fiscal year that ended January 2, 2022. There were 53 calendar weeks in our 2020 fiscal year that ended January 3, 2021 and our fiscal 2020 fourth quarter contained 14 calendar weeks.

PART I

Item 1.    Business
Dine Brands Global, Inc.®, together with its subsidiaries (referred to as the “Company,” “Dine Brands Global,” “we,” “our” and “us”), owns and franchises the Applebee’s Neighborhood Grill + Bar® (“Applebee’s”) concept in the American full-serve restaurant segment within the casual dining category of the restaurant industry and owns and franchises the International House of Pancakes® (“IHOP”) concept in the midscale full-service restaurant segment within the family dining category of the restaurant industry. In December 2022, we acquired the Fuzzy’s Taco Shop® (“Fuzzy’s”) concept in the Mexican limited-service restaurant segment within the fast-casual dining category of the restaurant industry. References herein to Applebee’s® , IHOP® and Fuzzy’s® restaurants are to these three restaurant concepts, whether operated by franchisees, area licensees and their sub-licensees or by us. As of December 31, 2022, almost all of our 3,596 restaurants were franchised. We believe this highly franchised business model requires less capital investment and general and administrative overhead, generates higher gross profit margins and reduces the volatility of adjusted free cash flow performance, as compared to a business model based on owning a significant number of company-operated restaurants.
We generated revenue during the year ended December 31, 2022 from five operating segments, comprised as follows:
•Our two largest franchise operations (Applebee’s and IHOP, each of which is a separate operating segment) - primarily royalties, advertising fees and other income from 1,678 Applebee’s franchised restaurants and 1,781 IHOP franchised and area licensed restaurants;
•Rental operations - primarily rental income derived from lease or sublease agreements covering 582 IHOP franchised restaurants and two Applebee’s franchised restaurants;
•Financing operations - primarily interest income from approximately $27 million of receivables for equipment leases and franchise fee notes generally associated with IHOP franchised restaurants developed before 2003 and approximately $17 million of notes receivable from franchisees; and
•Company restaurant operations - primarily retail sales from 69 Applebee's company-operated restaurants. In October 2022, the Company completed the refranchising and sale of the restaurant assets of these 69 Applebee’s company-operated restaurants.
Most of our revenue is derived from domestic sources within these five operating segments, with approximately 73% of our total revenues for the year ended December 31, 2022 being generated from our two largest franchise operating segments. Internationally, our restaurants are in 15 countries and two United States territories at December 31, 2022. Revenue derived from all international operations comprised less than 2% of total consolidated revenue for the year ended December 31, 2022. At December 31, 2022, there were no long-lived assets located outside of the United States. In December 2022, we acquired the Fuzzy’s concept, which included 135 franchised restaurants and three company-operated restaurants at the time of acquisition and did not have a significant impact on our results of operations. See Note 18 - Segment Reporting, of the Notes to the Consolidated Financial Statements, included in this report for additional segment information.
COVID-19 Pandemic
Beginning in March 2020, federal, state, local and international governments reacted to the COVID-19 pandemic by encouraging or requiring social distancing, instituting shelter-in-place orders, and requiring, in varying degrees, reduced operating hours, restaurant dine-in and/or indoor dining limitations, capacity limitations or other restrictions that largely limited restaurants to off-premise sales (take-out and delivery). As infection rates from the initial outbreak declined, domestic governmental entities slowly began to relax restrictions, and the degree of relaxation varied by individual geographic area. Restaurants allowed to re-open were largely limited to occupancy of 50% or less of capacity during the period from May 2020 to March 2021. As vaccines became widely available and incidents of infection continued to decrease, many restrictions were removed during 2021 and 2022. This information is helpful in reviewing results of operations from, and comparisons to, these time periods. We and our franchisees continue to monitor developing health authority recommendations and regulatory requirements.
The impact of the COVID-19 pandemic on our results of operations and liquidity is discussed in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

Our Goal
Our goal is to accelerate profitable growth and create significant value for stockholders and franchisees.
Our Strategic Priorities
Our fundamental approach to restaurant brand building centers on innovation and evolution of our existing brands as well as exploring investments in or acquisitions of new concepts. We intend to leverage our significant scale and our franchise business model to drive robust margins and cash flows. We are actively supporting our brands with focused teams that are accountable at the brand level to drive strong performance. Together with our franchisees, significant investments have been made and will continue to be made in marketing across traditional and digital channels to drive traffic to our restaurants. We are investing in technology to create more ways for customers to access our brands and in growth platforms such as online ordering, off-premise business and delivery. We work alongside our franchisees to develop new restaurants across the globe. We will focus on capital allocation strategies to maximize long-term stockholder return, including cash dividends and repurchases of our common stock taking into consideration market conditions. Furthermore, we will continue to evaluate the addition of new brands to our restaurant portfolio through acquisitions and other strategic investments, as we recently did with the addition of Fuzzy’s in December 2022.
Our History
The first IHOP restaurant opened in 1958 in Toluca Lake, California. Since that time, the Company and its predecessors have engaged in the development, franchising and, from time to time, operation of IHOP restaurants. Prior to 2003, new IHOP restaurants were generally developed by us, and we were involved in all aspects of the construction and financing of the restaurants. We typically identified and leased or purchased the restaurant sites for new company-developed IHOP restaurants, built and equipped the restaurants and then franchised them to franchisees. In addition, we typically financed as much as 80% of the franchise fee for periods ranging from five to eight years and leased the restaurant and equipment to the franchisee over a 25-year period. We refer to this as our “Previous IHOP Business Model,” which accounts for most of the activity in our rental and financing operations.
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
The first restaurant in what became the Applebee’s chain opened in 1980 in Decatur, Georgia. Applebee's International, Inc, (“AII”) became a public company in 1989, comprised of 100 restaurants. In November 2007, we completed the acquisition of AII, which comprised 1,455 franchised restaurants and 510 company-operated restaurants at the time of the acquisition. We subsequently refranchised all Applebee's company-operated restaurants and were 100% franchised. In December 2018, we acquired 69 Applebee’s restaurants from a franchisee and operated them as company owned restaurants through October 2022 when we completed the sale of these restaurants to a different franchisee.
The first Fuzzy’s Taco Shop opened in 2003 in Fort Worth, Texas and the first franchised location opened in 2009. Since that time, Fuzzy’s has engaged in the development, franchising, and operation of Fuzzy’s Taco Shops. In December 2022, we completed the acquisition of Fuzzy’s, which consisted of 135 franchised restaurants and three company-operated restaurants at the time of acquisition.
Restaurant Concepts
Applebee's
We franchise Applebee’s restaurants in the American full-service restaurant segment within the casual dining category of the restaurant industry. As one of the world’s largest casual dining brands, Applebee’s Neighborhood Grill + Bar offers guests a dining experience that combines simple American fare with classic drinks and local draft beers. Applebee’s offers a familiar and affordable escape from the everyday, whether family and friends choose to connect with one another in the Applebee’s dining room or in the comfort of their living room. This is why Applebee’s is Eatin’ Good in the Neighborhood™.

We strive to provide genuine and neighborly service, appetizers, drinks and entrees, and limited-time offers. Our menu features a selection of grill and bar fare, such as appetizers, bar snacks, burgers, pasta entrees and lighter fare, as well as cocktails, beers, and desserts. Applebee’s provides multiple options for our guests to enjoy our food on the go or at home including online ordering, a mobile app, Carside To Go, and delivery service providers.

As of December 31, 2022, Applebee's restaurants are 100% franchisee owned and operated with 51 franchise groups (31 domestic and 20 international) operating 1,678 Applebee’s franchise restaurants (1,569 domestic and 109 international). As of December 31, 2022, Applebee's restaurants were located in 49 states within the United States, two United States territories and 11 countries outside of the United States. The June 2022 issue of Nation's Restaurant News reported that Applebee's was the second largest restaurant system in the American full-service restaurant segment, in terms of United States system-wide sales during 2021.
IHOP
We franchise restaurants in the midscale full-service restaurant segment within the family dining category of the restaurant industry under the names IHOP and International House of Pancakes. IHOP restaurants feature full table service and high quality, moderately priced food and beverage offerings in an attractive and comfortable family atmosphere. Although the restaurants are best known for their award-winning pancakes and putting an unexpected twist on “all things breakfast, any time of the day,” IHOP is committed to accelerating growth through menu innovation, day-part expansion, off-premise initiatives and development. Focused on meeting the needs of today’s guest, IHOP leverages industry analytics and brand-specific insights to help drive visit frequency and average check.
IHOP restaurants are open throughout the day and evening hours. As of December 31, 2022, approximately 545 IHOP restaurants operated 24 hours a day, seven days a week, with approximately 178 additional restaurants operating 24 hours a day for some portion of the week. In comparison, approximately 448 IHOP restaurants operated 24 hours a day, seven days a week, with 68 additional restaurants operating 24 hours a day for some portion of the week as of December 31, 2021.

We remain committed to giving more people, more reasons to enjoy more IHOP, more often. Placing an emphasis on building its IHOP ‘N’ Go business, IHOP offers an online ordering platform, a mobile app, and a national delivery program with leading service providers. In 2022, IHOP launched the International Bank of Pancakes, our brand's first-ever loyalty program, with the goal to increase visit frequency and spend from participating guests. Additionally, we continue to maintain and enhance our in-restaurant health safety and sanitation operational procedures in order to protect the health and foster the confidence of employees and guests at the restaurants.
As of December 31, 2022, 285 franchise groups (261 domestic, 24 international) operated 1,781 IHOP franchise and area license restaurants. These restaurants were in all 50 states within the United States, in the District of Columbia, in two United States territories and in nine countries outside of the United States. The June 2022 issue of Nation's Restaurant News reported that IHOP was the largest restaurant system in the midscale full-service restaurant segment in terms of United States system-wide sales during 2021.
Fuzzy's Taco Shop
After our acquisition in December 2022, we began franchising and operating restaurants in the Mexican limited-service restaurant segment within the fast-casual dining category of the restaurant industry under the name Fuzzy’s Taco Shop. Fuzzy's restaurants feature a number of menu items including Baja-style Mexican food like Baja tacos, chips and queso, guacamole and salsa made in house, and a full bar including margaritas, our "Beeritas" and a selection of cold draft beer, all served in a laid back and inviting setting. Fuzzy’s offers its guest the flexibility of an online ordering platform and loyalty program. As of December 31, 2022, 49 franchise groups operated 134 restaurants in 18 states within the United States and we had three company-owned restaurants in Texas.

See Item 2 - Properties, for the geographic location of all Applebee’s, IHOP, and Fuzzy's restaurants.
Franchising
Franchisee Relationships

We value good relationships with our franchisees and strive to maintain positive working relationships with them. Applebee’s, IHOP and Fuzzy’s franchisees participate in Company-sponsored advisory groups. These groups provide a forum for franchisees to share demonstrated best practices, offer counsel and review successful strategies, while working side-by-side with management of the Applebee's, IHOP and Fuzzy’s brands. Applebee’s sponsors its Franchise Business Council (“FBC”), which consists of eight elected franchisee representatives and three Applebee's representatives. IHOP sponsors its Franchise Leadership Council (“FLC”), an elected and appointed body of up to 12 IHOP franchisees. Fuzzy’s sponsors its Franchise Advisory Council (“FAC”), an elected body of eight Fuzzy’s franchisees plus a Fuzzy’s representative.

Franchise Agreements and Fees
Franchise arrangements for Applebee's restaurants typically consist of a development agreement and a separate franchise agreement for each restaurant. Development agreements typically grant to the franchisee the exclusive right to develop Applebee's restaurants within a designated geographical area over a specified period of time. The term of a domestic development agreement is generally 20 years. The development agreements typically provide for initial development periods of one to five years as agreed upon by us and the franchisee. At or shortly prior to the completion of the initial development schedule or any subsequent supplemental development schedule, we and the franchisee may execute supplemental development schedules providing for the development of additional Applebee's restaurants in the franchisee's exclusive territory.
Prior to the opening of each new Applebee's restaurant, we enter into a separate franchise agreement with the franchisee for that restaurant. Our current standard domestic Applebee's franchise agreement provides for an initial term of 20 years and provides an option for four successive renewal terms, in five-year increments, for up to an additional 20 years, upon payment of an additional franchise fee. Our current standard domestic Applebee's franchise arrangement calls for a development fee of $10,000 for each Applebee's restaurant that the franchisee contracts to develop and an initial franchisee fee of $35,000 for each restaurant developed (against which the $10,000 development fee will be credited) and a royalty fee equal to 4% of the restaurant's monthly gross sales. Our agreements for most Applebee's restaurants opened before January 1, 2000, provide for a royalty rate of 4%, while the terms, royalty rate and advertising fees under a limited number of franchise agreements and other franchise fees under older development agreements vary from the currently offered arrangements.
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
Franchise arrangements for Fuzzy’s restaurants typically consist of a development agreement and a separate franchise agreement for each restaurant opened. Development agreements obligate the developer to build a mutually agreed on number of restaurants in the development area during the term of the development agreement and typically provide that, subject to certain exceptions, we will not own, operate, or grant anyone else the right to operate a Fuzzy’s restaurant in in the development area during the term of the development agreement. Our current standard development fee is generally $40,000 per restaurant and is credited towards the initial franchise fee for such restaurant.

Prior to the opening of each new Fuzzy’s restaurant, we will enter into a separate franchise agreement with the franchisee for that restaurant. Our current standard franchise offering provides for an initial term of 10 years and provides, subject to certain conditions, the ability to renew for two additional 10 year terms, upon payment of a renewal fee. Our current standard franchise fees are an initial franchise fee of $40,000 per restaurant, a royalty fee of 5% of weekly gross sales, and a renewal fee of $5,000 per renewal term. We also earn revenue from franchisees from sale of our proprietary sauces.

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

In limited instances, we have agreed to accept reduced royalties and/or lease payments from franchisees or have provided other accommodations to franchisees for specified periods of time to assist them in either establishing or reinvigorating their businesses. From time to time, we may also offer reduced or eliminated initial franchise fees, key money grants, equipment leasing options, and periods of reduced royalties as development incentives to encourage the development of new restaurants.

We have the contractual right, subject to applicable law, to terminate a development and franchise agreement for a variety of reasons, such as a franchisee’s failure to make required payments when due, failure to timely develop restaurants and failure to adhere to specified brand policies and standards.
Advertising Fees
The Applebee's franchise agreements generally require domestic franchisees of Applebee's restaurants to (i) contribute 3.25% of their gross sales to a national advertising fund, which funds the development of national promotions, television and radio commercials, print advertising materials and digital marketing and (ii) spend at least 0.5% of their gross sales on local marketing and promotional activities. Under the current Applebee's franchise agreements, we have the ability to increase the amount of the required combined contribution to the national advertising fund and the amount required to be spent on local marketing and promotional activities to a maximum of 5% of gross sales. A substantial majority of domestic Applebee’s franchisees have either entered into an amendment to their franchise agreements to increase their contribution to the Applebee's national advertising fund (the “Applebee’s NAF”) or entered into new franchise agreements in connection with renewals setting forth the current advertising contribution requirements. A substantial majority of franchisees who entered into amendments agreed to an incremental temporary increase in the national advertising contribution rate to 4.25% through December 31, 2023, with no requirement that franchisees spend on local marketing during that time.
IHOP franchisees allocate a percentage of their sales to local advertising cooperatives and a national advertising fund (the “IHOP NAF”). Older IHOP franchise agreements generally provide for advertising fees comprised of (i) a local advertising fee generally equal to 2.0% of weekly gross sales under the franchise agreement, which is typically used to cover the cost of local media purchases and other local advertising expenses incurred by a local advertising cooperative, and (ii) a national advertising fee equal to 1.0% of weekly gross sales under the franchise agreement. Area licensees are generally required to pay lesser amounts toward advertising.
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

In 2014, we and franchisees whose restaurants account for a large majority of total annual contributions to the IHOP NAF entered into franchise agreement amendments that increased the advertising contribution percentage of those restaurants' gross sales. Pursuant to the amendment, for the period from January 1, 2015 to December 31, 2017, 3.5% of each participating restaurant's gross sales was contributed to the IHOP NAF with no significant contribution to local advertising cooperatives required. The amended advertising contribution percentage also was applicable to all new franchise agreements and to IHOP company-operated restaurants open at the time. In 2016, we and franchisees whose restaurants account for a large majority of total annual contributions to the IHOP NAF extended this additional contribution through 2022, and in 2022 it was further extended through 2027. Commencing on January 1, 2028, the local advertising fee and the national advertising fee are subject to change. The current form of IHOP franchise agreement generally provides for advertising fees comprised of (i) a local advertising fee equal to 0% of gross sales under the franchise agreement, and (ii) a national advertising fee equal to 3.5% of weekly gross sales under the franchise agreement.

Fuzzy’s franchise agreements generally require Fuzzy’s franchisees to contribute to a national brand development fund (the “Fuzzy’s Development Fund”) intended for the common benefit of all Fuzzy’s restaurants. The Fuzzy’s Development Fund may be used for a variety of matters including but not limited to creative development services, marketing services, culinary development, third party services to franchisees, advertising, and website production. Not all franchisees contribute to the Fuzzy’s Development Fund at the same rate, with variances in particular applicable to restaurants required to be opened under legacy development agreements. Currently, the standard form of new franchise agreement calls for contributions to the Fuzzy’s Development Fund at the rate of 2% of weekly gross sales.

IHOP Area License Agreements
We have entered into four long-term area license agreements for IHOP restaurants covering the state of Florida and certain counties in the state of Georgia, the province of British Columbia, Canada, the country of Pakistan and certain countries or islands in the Caribbean, including Aruba, Bonaire and Curacao, Bahamas, Barbados, Guyana, Jamaica, St. Lucia, St. Maarten and Trinidad & Tobago. The area license agreements provide the licensees with the right to develop and franchise new IHOP restaurants in their respective territories and provide for royalties ranging from 1.0% to 5.5% of gross sales and advertising fees ranging from 0.25% to approximately 2.0% of gross sales. During 2014, the advertising fee contribution provisions of the Florida area license agreement were amended for the period through December 31, 2017 on substantially similar terms as the franchise agreement amendment described above and such amendments were subsequently extended through 2023. We also derive revenues from the sale of proprietary products to these area licensees and, in certain instances, to their sub-franchisees. Revenues from our area licensees are included in franchise operations revenues.
As of December 31, 2022, the area licensee for the state of Florida and certain counties in Georgia operated or sub-franchised a total of 148 IHOP restaurants. The area licensee for the province of British Columbia, Canada operated or sub-franchised a total of eight IHOP restaurants. The area licensee for the country of Pakistan opened its first franchise IHOP restaurant in 2020 and may begin to sub-license restaurants once a required number of franchise restaurants have been opened. The area licensee for the Caribbean also may begin to sub-license restaurants once a required number of franchise restaurants have been opened. The area license for British Columbia expires in 2026; the area license for Pakistan expires in 2047; the area license for the Caribbean expires after the year 2042, with the date of expiration changing depending on the number of qualified restaurant openings and closures by such licensee; and the area license for Florida and Georgia expires after the year 2100, with the date of expiration changing depending on the number of qualified restaurant openings and closures by such licensee.
Other Franchise-related Revenues and Fees

Approximately 90% of franchise segment revenue for the year ended December 31, 2022 consisted of Applebee's, IHOP and Fuzzy's royalties and advertising revenue. Most of the remaining 10% consisted of sales of proprietary products (primarily IHOP pancake and waffle dry mix), initial franchise and renewal fees, software maintenance and support fees, and termination fees.
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
As of December 31, 2022, we had signed commitments from IHOP franchisees to build 302 IHOP restaurants over the next six years, comprised of 20 restaurants under single restaurant or non-traditional development agreements, 126 restaurants under domestic multi-restaurant development agreements and 156 restaurants under international development agreements. We also have signed option agreements to build an additional 15 restaurants over the next six years, primarily under domestic multi-restaurant development agreements. As of December 31, 2022, we had signed commitments from Applebee's franchisees to build 24 domestic restaurants and approximately 10 international restaurants over the next six years. After recovering from the pandemic, we are implementing initiatives to re-establish Applebee's domestic development pipeline. As of December 31, 2022, we had signed commitments from Fuzzy's franchisees to build 128 Fuzzy's Taco Shop restaurants over the next 13 years. Developers’ level of compliance with development obligations varies per year and could change; therefore, the number of signed commitment and/or development agreements in place at any given time may not be a reliable indicator of future restaurant openings.
Franchise Operations
We monitor franchise restaurant operations. Company and third-party representatives make both scheduled and unannounced inspections of franchised restaurants to ensure that only approved products are in use and that our prescribed operations practices and procedures are being followed. We have the right to terminate a franchise agreement if a franchisee does not operate and maintain a restaurant in accordance with our requirements. Due to cultural and regulatory differences, we may have different requirements for restaurants opened outside of the United States. We also monitor the financial health of our franchisees through business and financial reviews.
Composition of Franchise Systems

As of December 31, 2022, 31 Applebee’s franchisees owned a total of 1,569 domestic Applebee's restaurants. The number of domestic restaurants held by a single franchisee ranged from one restaurant to 439 restaurants. As of December 31, 2022, 20 franchisees owned a total of 109 international Applebee's restaurants. The number of international restaurants held by a single franchisee ranged from one restaurant to 17 restaurants. Our five largest Applebee’s franchisees owned 54% of the total 1,678 Applebee's franchise restaurants.

As of December 31, 2022, 261 franchisees owned a total of 1,677 domestic IHOP restaurants, including 100 franchisees that each owned one restaurant. The largest single IHOP franchisee owned 274 domestic restaurants. As of December 31, 2022, 24 franchisees owned a total of 104 international IHOP franchise restaurants. The number of international restaurants held by a single franchisee ranged from one restaurant to 17 restaurants. Our five largest IHOP franchisees owned 30% of the total 1,781 IHOP franchise restaurants.

As of December 31, 2022, 49 franchisees owned a total of 134 domestic Fuzzy's Taco Shop restaurants. The largest single Fuzzy's franchisee owned 11 domestic restaurants. Our five largest Fuzzy's franchisees owned 36% of the total 134 Fuzzy's franchise restaurants.
Company-Operated Restaurants
In December 2018, we acquired 69 Applebee's restaurants in North Carolina and South Carolina from a former Applebee's franchisee. In October 2022, we completed the refranchising and sale of the restaurant assets of these 69 Applebee’s company-operated restaurants to a different franchisee. In December 2022, we acquired three company operated Fuzzy's Taco Shop restaurants in Texas in connection with our acquisition of Fuzzy's. We assess and monitor opportunities to refranchise company operated restaurants under favorable circumstances. Our business strategy includes the possible addition of new brands to our restaurant portfolio, which may result in our acquiring additional company-operated restaurants.

From time to time, we also may reacquire a small number of restaurants from franchisees for a variety of reasons. Historically, we have been able to refranchise these restaurants to new franchisees. When reacquired restaurants are not refranchised quickly, we typically operate the reacquired restaurants until they can be refranchised. These restaurants may require investments in remodeling and rehabilitation before they can be refranchised. As a result, a reacquired restaurant may incur operating losses for some period of time.
Supply Chain
In February 2009, Centralized Supply Chain Services, LLC (“CSCS” or the “Co-op”), an independent cooperative entity, was formed by us and franchisees of Applebee's and IHOP domestic restaurants. CSCS has been appointed as the sole authorized purchasing organization and purchasing agent for goods, equipment and distribution services for Applebee's and IHOP restaurants in the United States. As of December 31, 2022, 100% of Applebee's domestic franchise restaurants and 99.5% of IHOP domestic franchise restaurants were members of CSCS.
CSCS combines the purchasing volume for goods, equipment and distribution services within and across the Applebee's and IHOP concepts. Its mission is to achieve for its members the benefit of available goods, higher quality equipment and distribution services in adequate quantities at the lowest possible sustainable prices. We do not control CSCS, but do have contractual rights associated with supplier certification, quality assurance and protection of our intellectual property. The operations of CSCS are funded by a separately stated administrative fee added to one or more products purchased by operators.
We believe the larger scale provided by combining the supply chain requirements of both brands provides continuing cost savings and efficiencies while helping to ensure compliance with our quality and safety standards.

Industry Overview and Competition
Applebee's, IHOP and Fuzzy's are among the numerous restaurant chains and independent restaurants competing in the restaurant industry in the United States. The restaurant industry is generally classified into categories and segments based on various factors including price point ranges, the types of food and beverages offered and the types of service available to customers. These categories include, among others, fast food or quick service restaurants, fast-casual dining, family dining, casual dining and fine dining. These segments include, among others, American full-service, midscale full-service and Mexican limited-service. Casual dining restaurants offer full table service and typically have bars or serve liquor, wine and beer, while family dining restaurants offer full table service, typically do not have bars or serve liquor, and usually offer breakfast in addition to lunch and dinner items. Fast-casual dining restaurants offer limited table service and are an intermediate concept between fast-food and casual dining that combine the quick service of a fast-food joint with an elevated menu of healthier, less processed food options.
Applebee's competes in the casual dining category against national and multi-state restaurant chains such as Buffalo Wild Wings, Olive Garden, Chili's Grill & Bar, Texas Roadhouse and Outback Steakhouse, among others, as well as fast-casual and quick service restaurant chains. In addition, there are many independent restaurants across the country in the casual dining segment. Applebee's is in the American full-service restaurant segment in the restaurant industry. The June 2022 issue of Nation's Restaurant News reported that Applebee's was the second largest restaurant system in the American full-service restaurant segment, in terms of United States system-wide sales during 2021.
IHOP competes in the family dining category against national and multi-state restaurant chains such as Denny's, Cracker Barrel Old Country Store, Golden Corral, Waffle House and Bob Evans Restaurants. IHOP also faces competition from fast-casual and quick service restaurant chains that serve breakfast. In addition, there are many independent restaurants and diners across the country in the family dining segment. IHOP is in the midscale full-service restaurant segment in the restaurant industry. The June 2022 issue of Nation's Restaurant News reported that IHOP was the largest restaurant system in the midscale full-service restaurant segment, in terms of United States system-wide sales during 2021.
Fuzzy's competes in the fast-casual dining category against national and multi-state restaurant chains such as Velvet Taco, Torchy's Tacos, and Rusty Taco, among others, as well as casual and quick service restaurant chains. In addition, there are many independent restaurants across the country in the fast-casual dining segment. Fuzzy's is in the Mexican limited-service restaurant segment in the restaurant industry. The June 2022 issue of Nation's Restaurant News reported that Fuzzy's was the tenth largest restaurant system in the Mexican limited-service restaurant segment, in terms of United States system-wide sales during 2021.
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
The market for high quality commercial real estate is also very competitive. We and our franchisees compete with other restaurant chains and retail businesses for suitable sites for the development of new restaurants. We also compete against other franchisors both within and outside the restaurant industry for new franchisees. For further information regarding competition, see Item 1A - Risk Factors.
Trademarks and Service Marks
We and our affiliates have registered or submitted registrations for certain trademarks and service marks with the United States Patent and Trademark Office and various international jurisdictions, including “Dine Brands Global®.” We own trademarks and service marks used in the Applebee's system, including various logos and the trademarks “Applebee's®,” “Applebee's Neighborhood Grill + Bar®” and variations of each. In addition, we own trademarks and service marks used in the IHOP system, including various logos and the trademarks “IHOP®,” “International House of Pancakes®” and variations of each. Further, we own trademarks and service marks used in the Fuzzy’s system, including various logos and the trademark “Fuzzy’s Taco Shop®” and variations of such.
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

Information Technology
We use in-house developed and third-party point of sale systems for order processing, and back-of-the house systems for accounting, labor and inventory management in our franchisees' restaurants. We utilize a variety of proprietary and commercially available systems to support our corporate operations. Sales and product mix information is transmitted to our restaurant support centers daily and this information supports our operations and marketing initiatives. We mitigate the potential impact from operational interruption of our information technology systems through a disaster recovery plan that is updated on a regular basis. We believe that technology is and will continue to be a key component of our long-term plans and are committed to providing system stability and targeted innovation. Our use of technology, particularly in terms of managing electronic payments and confidential information, also represents security and operational risks that we must manage and may result in additional costs incurred.
Protection of financial and personal information is a high priority for us, led by our Cybersecurity Department with a committee representing key functional areas. We continue to focus on enhancing our cybersecurity capabilities, educating our team members on cybersecurity importance, and managing our cyber risks. In addition, we participate in annual audits of our financial and human resources systems to verify that measures are in place to protect our employees' personal information. We accept credit cards, third party gift cards, and branded gift cards as payment in our restaurants. We submit our systems to regular audit and review, as required by the Payment Card Industry Data Security Standard (“PCI DSS”), including periodic scanning of our networks to check for vulnerability. To further secure customers' payment data, we worked with our franchisees to deploy and implement encryption and tokenization technologies, ensuring credit card data is not stored in our franchisees' and our restaurants systems. This includes installation of equipment to improve authentication and to prevent fraud using EMV (Europay, Mastercard, Visa) technology. We and our franchisees are required and responsible for maintaining compliance, with PCI DSS, and we regularly communicate and encourage our franchisees to maintain compliance and to manage risk. For further information regarding Information Technology, see Item 1A - Risk Factors.
Seasonality
We do not consider our operations to be seasonal to a material degree. We may experience a slight increase in system-wide sales in the first quarter of our fiscal year due to redemptions of gift cards sold during the preceding December holiday season. In terms of average sales over the five-year time period covering 2017 to 2022, excluding the year 2020, 25% of our annual system-wide sales (retail sales reported to us by our franchisees plus sales at our company-operated restaurants) occurred in the first, second and fourth quarters of the fiscal year, with 24% occurring in the third quarter (Note: does not add to 100% due to rounding). The 2020 time period was excluded in the five-year average above due to distortions caused by COVID-19 pandemic in that year. Sales at restaurants owned by franchisees are not attributable to the Company.
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
State laws that regulate the offer and sale of franchises and the franchisor-franchisee relationship presently exist in a number of states and some of these laws require registration of the franchise offering with state authorities. Those states that regulate the franchise relationship generally require that the franchisor deal with its franchisees in good faith, prohibit interference with the right of free association among franchisees, limit the imposition of unreasonable standards of performance on a franchisee and regulate discrimination against franchisees with respect to charges, royalty fees or other fees. Although such laws may restrict a franchisor in the termination and/or non-renewal of a franchise agreement by, for example, requiring “good cause” to exist as a basis for the termination and/or non-renewal, advance notice to the franchisee of the termination or non-renewal, an opportunity to cure a default and/or a repurchase of inventory or other compensation upon termination, these provisions have not historically had a significant effect on our business.
Each restaurant is subject to licensing and regulation by a number of governmental authorities, which may include liquor license authorities (primarily in the case of Applebee's and Fuzzy's restaurants), health, sanitation, safety, fire, building and other agencies in the state or municipality in which the restaurant is located.
More stringent and varied requirements of local governmental bodies with respect to zoning, land use and environmental factors could delay or prevent the development of new restaurants in particular areas.

Various federal and state labor laws govern our relationship with employees and our franchisees' relationship with their own employees. These include such matters as minimum wage requirements, overtime, tip credits and other working requirements and conditions. Significant additional government-imposed increases in minimum wages, paid leaves of absence, mandated health benefits, changes to the tip credit or increased tax reporting and tax payment requirements with respect to employees who receive gratuities could be detrimental to the economic viability of company-operated restaurants and our franchisees' restaurants. In 2022, we sold all 69 company-owned Applebee’s in North and South Carolina but subsequently acquired three company-owned Fuzzy’s Taco Shops in Texas in connection with our acquisition of Fuzzy's in December.
We are subject to a number of privacy and data protection laws and regulations globally, including, without limitation, the California Consumer Privacy Act, California Privacy Rights Act, and Virginia Consumer Data Protection Act. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been increased attention in privacy and data protection issues. This has the potential to directly affect our business, including recently enacted laws and regulations in the United States and internationally requiring notification to individuals and government authorities of security breaches involving certain categories of personal information.
We are also subject to laws and regulations, which may vary from jurisdiction to jurisdiction, relating to nutritional content and menu labeling. In recent years, there has been an increased legislative, regulatory and consumer focus at the federal, state and municipal levels on the food industry including nutrition and advertising practices. Restaurants operating in the quick-service and fast-casual segments have been a particular focus. In addition to the United States Food and Drug Administration’s menu labeling requirements for restaurants requiring that chain restaurants include calorie information on their menus or make other nutritional information available, a number of other jurisdictions around the United States have adopted regulations related to disclosure of other information, such as sodium content, and imposing requirements for children's menus. Initiatives in the area of nutrition disclosure or advertising, such as requirements to provide information about the nutritional content of our food, may result in increased costs of compliance with the requirements and may also change customer buying habits in a way that adversely impacts our sales. For further information regarding governmental regulation, see Item 1A - Risk Factors.
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
Human Capital
We view our team members as one of the three core strategic pillars of our business - People, Brand, and Growth. We believe that hiring, developing and retaining team members is critically important to our operations and that our corporate responsibility begins with our team members. We are focused on a comprehensive approach to diversity and representation across leadership, team members, franchisees and the community.
We believe the power to meaningfully impact the people and communities we serve is realized when each team member is personally and professionally fulfilled. One of our primary focuses is to ensure the health and well-being of our team members. Our Total Rewards Program plays a big part in our commitment to creating an environment of well-being. We have a consistent and fair compensation program that reflects our pay-for-performance philosophy and rewards our team members for their contributions to our success. We offer comprehensive health and protection benefits that support our team members and their families’ overall well-being. We also contribute to programs that provide our team members with financial security, now and in the future. We offer other rewards that focus on recognition, career building, health and wellness, time-off benefits, and other perks that are designed to make our peoples’ experience as Dine Brands team members productive and fun.
We value, encourage and appreciate the diversity of our workforce. We embrace our personal differences - whether it be race, gender, age, religion, culture, ethnicity, sexual orientation, veteran status, national origin or physical ability - and the benefits that an array of backgrounds, cultures and thinking styles bring to our organization. We are committed to sustaining an environment that accepts, includes and engages everyone in our workforce and encourages open dialogue, empowerment and a sense of belonging. While the world and our business change rapidly, our management believes that respecting individual differences will continue to be essential to our long-term success.
We maintain six Team Member Resource Groups ("TMRGs") as part of our diversity and inclusion efforts. TMRGs are team member-led, self-directed, voluntary groups, each sponsored by a member of our Executive team. Our TMRGs offer internal networking opportunities, career development, expand our innovation and problem solving and in general, act as a vehicle to enhance diversity and inclusion.

We assess our culture and listen to our workforce through periodic team member engagement surveys. Numerous policy changes have been made or been influenced by the feedback we receive from our team members. Some recent examples of these changes include our new flexible hybrid work schedule, which offers increased flexibility for our restaurant support center team members, and our COVID-19 vaccination policy, which protects the health and safety of our team.
We believe in accountability that starts with our leadership and extends to all of our team members. Our Chief Executive Officer, John W. Peyton, has taken the CEO Action for Diversity and Inclusion pledge. Substantially all our restaurant support center team members as well as our Board members have undertaken a comprehensive diversity and inclusion training seminar.
As of December 31, 2022, we had 637 employees, the majority of whom were corporate employees at our restaurant support centers or in the field. Of our corporate employees, 59% are male and 41% are female, while 56% are white and 44% are people of color. Approximately 83% of our corporate employees are salaried, with 17% paid hourly.
At our company-owned restaurants, we employ both full-time and part-time restaurant employees in order to provide the flexibility necessary during peak periods of restaurant operations and meet the individual needs of our employees. Our employees are not presently represented by any collective bargaining agreements and we have not experienced any significant work stoppages. We believe our relations with employees are good. Our franchisees are not our employees as independent business owners and their employees also are not our employees. Therefore, franchisees and their employees are not included in our employee count.
Corporate Information
We were incorporated under the laws of the State of Delaware in 1976 with the name IHOP Corp. In November 2007, we completed the acquisition of Applebee’s. Effective June 2, 2008, we changed our name to DineEquity, Inc. and on February 20, 2018, we changed our name to Dine Brands Global, Inc. In December 2022, we completed the acquisition of Fuzzy's. Our principal executive offices are located at 450 North Brand Boulevard, Glendale, California 91203-2306 and our telephone number is (818) 240-6055. Our Internet address is www.dinebrands.com. Our common stock is listed on the New York Stock Exchange (“NYSE”) and trades under the ticker symbol “DIN.”
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

Risks Relating to Our Business and Financial Condition
The novel coronavirus (COVID-19) pandemic has disrupted and may further disrupt our business, which could further materially affect our operations, and business and financial results. In addition, any other epidemic, disease outbreak or public health emergency may result in similar adverse effects. The COVID-19 pandemic has impacted and may continue to impact sales and traffic at our and our franchisees’ restaurants, may make it more difficult to staff restaurants and, in more severe cases, may damage our reputation, cause an inability to obtain supplies, increase commodity costs or continue to cause partial or total closures of impacted restaurants. The extent to which the COVID-19 pandemic and other epidemics, disease outbreaks or public health emergencies will impact our business, liquidity, financial condition, and results of operations, will depend on numerous evolving factors that we may not be able to accurately predict or assess, including the duration and scope of the pandemic; the negative impact on the economy; the short and longer-term impacts on the demand for restaurant services and levels of consumer confidence; the ability of us and our franchisees to successfully navigate the impacts; government action, including restrictions on restaurant operations; increased unemployment; and reductions in consumer discretionary spending. Even if a virus or other disease does not spread significantly, the perceived risk of infection or health risk may damage our reputation and adversely affect our business, liquidity, financial condition and results of operations. The COVID-19 pandemic has heightened many of the other risks described in this Item 1A, “Risk Factors.”

We and our franchisees have been and could further be adversely affected by government restrictions on public gatherings; shelter-in-place orders; and limitations on operations of restaurants, including dine-in restrictions, mandatory or voluntary closures or restrictions on hours of operations. As of December 31, 2022, almost all of our restaurants were operating without government-mandated restrictions. However, the operating status of our restaurants could face uncertainty if governmental authorities implement new restrictions on restaurant operations in response to changes in the number of COVID-19 infections and the emergence of variant strains of the virus in their respective jurisdictions.

To assist franchisees impacted by COVID-19, we have offered and may offer deferral of royalty, advertising, and other fees, including, in some cases, lease payments. In addition, we have allowed and may allow franchisee to defer development obligations. These changes and any additional changes may materially adversely affect our business, liquidity, financial condition, and results of operations, particularly if these changes are in place for a prolonged amount of time. The COVID-19 pandemic as well as other epidemics, disease outbreaks or public health emergencies may also materially adversely affect our ability to implement our growth plans, including delays in development of new locations or adversely impact our overall ability to successfully execute our plans to enter into new markets.

Furthermore, the impacts of COVID-19 as well as other epidemics, disease outbreaks or public health emergencies could cause us to fail to meet certain financial performance measures, including debt service coverage ratios (“DSCR”) and minimum domestic franchise system sales amounts, that must be met to avoid a possible rapid amortization event or event of default under the terms of our existing debt arrangements. In addition, as a result of the risks described above, we may be required to raise additional capital, and there is no guarantee that debt and/or equity financings will be available in the future to fund our obligations, or will be available on terms consistent with our expectations.

Our business is affected by general economic conditions that are largely out of our control. Our business is dependent to a significant extent on national, regional and local economic conditions, and, to a lesser extent, on global economic conditions, particularly those conditions affecting the demographics of the guests that frequently patronize restaurants. If our customers' disposable income available for discretionary spending is reduced (because of circumstances such as job losses, credit constraints, higher housing costs, inflation, changes to tax regulations, energy costs, interest rates or other costs) or if the perceived wealth of customers decreases (because of circumstances such as inflation, lower residential real estate values, increased foreclosure rates, changes to tax regulations or other economic disruptions), our business could experience a decline in sales and/or customer traffic as potential customers choose lower-cost alternatives (such as quick-service restaurants) or other alternatives to dining out. The current inflationary period could negatively impact consumers’ discretionary income and reduce the amount of income previously used for dining outside the home. Additionally, negative trends in the availability of credit and in expenses such as interest rates and the cost of construction materials could affect our and our franchisees' ability to maintain and remodel existing restaurants. Any decreases in customer traffic or average customer check due to these or other reasons could reduce gross sales at our and our franchised restaurants, resulting in lower revenues, royalty payments and other payments from franchisees. This could negatively impact the financial performance of our company-operated restaurants and reduce the profitability of franchised restaurants, potentially impacting the ability of franchisees to make royalty payments owed to us when due and negatively impacting franchisees’ ability to develop new restaurants as may be required in their respective development agreements.
Our level of indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under our debt. As of December 31, 2022, certain of our indirect, wholly-owned subsidiaries had approximately $1.3 billion of long-term debt. In addition, we had approximately $0.4 billion in operating lease, finance lease and other financing obligations as of December 31, 2022. We may incur substantial additional indebtedness in the future. If new debt is added to our current debt levels, the related risks that we now face could increase. Our level of indebtedness and the financial and other restrictive covenants in our indebtedness could have important consequences to our financial health. For example, it could:

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

The terms of the securitized debt issued by certain of our indirect, wholly-owned subsidiaries have restrictive terms and the failure to comply with such restrictive terms could put us in default, which would have an adverse effect on our business and prospects. Unless and until we repay all outstanding borrowings under our securitized debt, we will remain subject to the restrictive terms of the securitized debt issued by certain of our indirect, wholly-owned subsidiaries. For example, the indenture entered into by such subsidiaries in connection with the securitized debt contains covenants that limit the ability of certain of our wholly-owned subsidiaries to, among other things: sell assets; alter the business conducted by such subsidiaries; engage in mergers or acquisitions; declare dividends or redeem or purchase certain equity interests; incur, assume or permit to exist additional indebtedness or guarantees; make loans and investments; incur liens; and enter into transactions with affiliates other than on an arms-length basis. These covenants are applicable only to the securitization subsidiaries and do not apply to any of Dine Brands Global, Inc., International House of Pancakes, LLC, Applebee’s International, Inc., Dine Brands International, Inc. or FTO Holding Company, LLC as these entities are not parties to the indenture. A breach of a covenant could result in a rapid amortization event or default under the securitized debt.

Further, the securitized debt also includes limitations on our ability to incur additional indebtedness and contains a number of financial performance measures that must be met to avoid a possible rapid amortization event or event of default. The most significant of these measures include a minimum DSCR and minimum domestic franchise system sales. The ability to meet these financial performance measures can be affected by events beyond our control and there can be no assurance that we will satisfy these financial measures.

If amounts owed under the securitized debt are accelerated because of a default and we are unable to pay such amounts, the investors may have the right to assume control of substantially all of the securitized assets, which consist of substantially all of our domestic revenue-generating assets and domestic intellectual property.

During the five-year term following issuance, the outstanding fixed-rate class A-2-I senior notes will accrue interest at a rate of 4.194% per year. During the seven-year term following issuance, the outstanding fixed-rate class A-2-II senior notes will accrue interest at a rate of 4.723% per year. It is anticipated that the Class A-2-I Notes will be repaid or refinanced prior to June 2024 and the Class A-2-II Notes will be repaid or refinanced prior to June 2026. If these notes are not repaid or refinanced prior to these anticipated dates, under certain circumstances additional interest will accrue on these notes. Additionally, the fixed-rate class A-2-I and class A-2-II senior notes have scheduled quarterly principal amortization payments of $1.75 million and $1.5 million, respectively. If we maintain a leverage ratio of less than or equal to 5.25x total debt to adjusted EBITDA, we may elect to not make the scheduled principal payments. From time to time, our leverage ratio has exceeded the 5.25x total debt to adjusted EBITDA ratio and we have made the required scheduled principal payments. If we are unable to refinance or repay amounts under the securitized debt prior to the expiration of the applicable five- or seven-year term, our cash flow would be directed to the repayment of the securitized debt and, other than a weekly management fee sufficient to cover minimal selling, general and administrative expenses, would not be available for operating our business.

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

We are heavily dependent on information technology and any material failure of that technology could impair our ability to effectively and efficiently operate our business. We rely heavily on information technology systems across our operations, including point-of-sale processing in our and our franchisees’ restaurants, online ordering and delivery, management of our supply chain, collection of cash and other receivables, payment of obligations and various other processes and procedures. Our ability to effectively and efficiently manage our business depends significantly on the reliability and capacity of these systems. The failure of these systems to operate effectively, problems with maintenance, upgrades or the transition to replacement systems, inaccurate or fraudulent manipulation of sales reporting from our restaurants resulting in loss of sales and royalty payments, or a breach in security of these systems could be harmful and cause delays in customer service, reduce efficiency in our operations and negatively impact our business. Significant capital investment might be required to remediate any problems.

In addition, we outsource certain essential technology-based business processes to third-party vendors and we may share sensitive financial and other information with third party vendors which subjects us to risks, including disruptions in business, increased costs and exposure to data breaches or privacy law compliance issues of our third-party vendors.

The occurrence of cyber incidents, or a deficiency in our cybersecurity, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our employee and business relationships, all of which could subject us to loss and harm our brands. Any adverse event that threatens the confidentiality, integrity, or availability of our information resources is considered to be a cyber incident. More specifically, a cyber incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupt data, or steal confidential information about our customers, franchisees, vendors and employees. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those that we have outsourced. Primary adverse events that could directly result from the occurrence of a cyber incident include: (i) exposure of confidential data about our customers, franchisees, vendors and employees; (ii) damage to the reputation of our brands; (iii) damage to our relationship with our franchisees; (iv) interruption of our business; and (v) an event of default under our securitized debt agreements if a cybersecurity breach impacts our ability to comply with the terms of securitized debt agreements. We, our franchisees, third-party vendors and others with whom we may do business or interact with may have inadequate cyber liability insurance or coverage terms may be restrictive or insufficient to cover potential losses and remediation costs associated with a cyber incident.

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

Our use of personal information is regulated by international, federal and state laws, as well as by certain third-party agreements. If our security and information systems are compromised or if our employees or franchisees fail to comply with these laws and regulations, and this information is obtained by unauthorized persons or used inappropriately, it could adversely affect our reputation and could disrupt our operations and result in costly litigation, judgments, or penalties resulting from violation of federal and state laws and payment card industry regulations. As privacy and information security laws and regulations change, we may incur additional costs to ensure that we remain in compliance with those laws and regulations. For example, we are subject to the California Consumer Privacy Act and California Privacy Rights Act, which require various processes and protections to be implemented.

In connection with the implementation of our corporate strategies, we may face risks associated with the acquisition of businesses, the integration of acquired businesses, and the growth and development of these businesses. In pursuing our corporate strategy, from time to time we may acquire other businesses or brands, as we did in December 2022 when we acquired Fuzzy’s. There can be no assurance that we will realize the anticipated synergies or cost savings related to acquisitions or that they will be achieved in our estimated timeframe. In addition, continued integration efforts may result in material challenges. We may not be able to successfully integrate and streamline overlapping functions from past or future acquisitions, and integration may be more costly to accomplish than we expect. Furthermore, growth and development plans with respect to acquired businesses may not be achievable or may not be achieved in our estimated time frame. We could also encounter difficulties in managing our combined company due to its increased size and scope.

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

Our failure or the failure of our franchisees to comply with federal, state and local governmental regulations may subject us to losses and harm our brands. We and our franchisees are subject to a variety of laws enacted, or rules and regulations promulgated by federal, state and local governmental authorities that govern our operations. We are subject to the Fair Labor Standards Act (which governs such matters as minimum wage, overtime, collective bargaining and other working conditions), along with the Americans with Disabilities Act (which provides civil rights protections to individuals with disabilities in the context of employment, public accommodations, and other areas), the Immigration Reform and Control Act of 1986, various family leave mandates and various other laws, rules, and regulations promulgated by federal, state and local governmental authorities that govern these and other employment matters, including tip credits, working conditions, safety standards, collective bargaining and immigration status. There have been several complaints alleging franchisors to be joint employers with franchisees. Although we do not consider ourselves to be joint employers with our franchisees, there can be no assurance that other franchisors will not receive similar complaints in the future which may result in legal proceedings based on the actions of franchisees. Increases in payroll expenses as a result of any federal and state mandated increases in the minimum wage or changes to the tip credit may negatively impact our and our franchisees’ profitability. Enactment and enforcement of various federal, state and local laws, rules and regulations on immigration, collective bargaining and labor organizations may adversely impact the availability and costs of labor in a particular area or across the United States. Other labor shortages, unionization or increased team member turnover could also impact labor costs. In addition, our vendors may be affected by higher minimum wage standards or availability of labor, which may increase the price of goods and services they supply to us. The Patient Protection and Affordable Care Act has impacted our franchisees’ employee costs in some respects. There are no assurances that a combination of cost management and price increases can accommodate all of the costs associated with compliance.

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

Development initiatives outside our core business could negatively impact our brands. Our business expansion into virtual brands, dual-branded restaurants, and non-traditional restaurant formats, including restaurants with a smaller footprint, restaurants located in non-traditional locations and restaurants that operate on a delivery-only and/or ghost kitchen basis, could create new risks to our brands and reputation.

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

Declines in our financial performance have resulted in and could result in future impairment charges. United States generally accepted accounting principles (“U.S. GAAP”) require annual (or more frequently if events or changes in circumstances warrant) impairment tests of goodwill, intangible assets and other long-lived assets. Generally speaking, if the carrying value of the asset is in excess of the estimated fair value of the asset, the carrying value will be adjusted to fair value through an impairment charge. Fair values of goodwill and intangible assets are primarily estimated using discounted cash flows based on five-year forecasts of financial results that incorporate assumptions including, among other things, same-restaurant sales trends, future development plans, brand-enhancing initiatives, restaurant closures and an appropriate discount rate. Fair values of long-lived tangible assets are primarily estimated using discounted cash flows over the estimated useful lives of the assets. Significant underachievement of forecasted results or changes in the discount rate assumption could reduce the estimated fair value of these assets below the carrying value, requiring non-cash impairment charges to reduce the carrying value of the asset. In the second quarter of 2020, as a result of performing the interim quantitative test, we recognized an impairment of Applebee's goodwill of $92.2 million, an impairment of Applebee's tradename of $11.0 million and an impairment of various long-lived assets of $17.2 million. As of December 31, 2022, our total stockholders' deficit was $301.1 million. Any significant impairment write-down of goodwill, intangible assets or long-lived assets in the future could increase the stockholders' deficit. Repurchases of our common stock will also increase the stockholders' deficit. While such a deficit balance does not create an event of default in any of our contractual agreements, the negative perception of such a deficit could have an adverse effect on our stock price and could impair our ability to obtain new financing, or refinance existing indebtedness on commercially reasonable terms or at all.

Failure to meet investor and stakeholder expectations regarding environmental, social and corporate governance (“ESG”) matters may damage our reputation. There is an increasing focus from certain investors, customers, consumers, employees and other stakeholders concerning ESG matters. Additionally, public interest and legislative pressure related to public companies’ ESG practices continue to grow. If our ESG practices fail to meet investor, customer, consumer, employee or other stakeholders’ evolving expectations and standards for responsible corporate citizenship in areas including environmental stewardship and animal welfare, Board of Directors and employee diversity, human capital management, corporate governance and transparency, our reputation, brand, appeal to investors and employee retention may be negatively impacted, which could have a material adverse effect on our business or financial condition.

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

Risks Related to Our Franchised Business Model

Restaurant development plans under development agreements may not be implemented effectively and developed restaurants may not achieve desired results. We rely on franchisees to develop Applebee's, IHOP and Fuzzy's restaurants. From time to time, our franchisees have failed to fulfill their commitments to build new restaurants in the numbers and within the timeframes required by their development agreements, and we expect that this will continue to varying degrees in the future. Restaurant development and the success of restaurants opened by our franchisees involve substantial risks, including the following:

•the demand for Applebee’s, IHOP and Fuzzy's restaurants and the selection of appropriate franchisee candidates;
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

We are significantly franchised; as a result, we are highly dependent upon our franchisees. All IHOP and Applebee's and almost all Fuzzy’s restaurants are owned and operated by our franchisees. Our dependence on our franchisees could adversely affect us, our brands, and our business, financial condition and results of operations. Our financial results are significantly contingent upon the performance of our franchised restaurants because we derive a substantial portion of our revenues from royalties that are based on a percentage of gross sales at franchised restaurants. Worsening economic conditions and declining trends in sales, traffic and/or average check could impact the performance of our franchised restaurants, resulting in lower royalty, advertising fund and other payments from franchisees. If declining conditions persist, franchisee profitability and financial health may worsen and franchisees may suffer from financial, personal or other difficulties, including insolvency. Franchisees may also experience financial risks unrelated to the operation of restaurants under our brands, such as a decline in performance of other brands or businesses held by franchisees. Additionally, lenders to our franchisees may be less likely to provide current or prospective franchisees necessary financing on favorable terms, or at all, due to market conditions and our or our franchisees’ operating results. These and other factors could impact franchisees’ ability to make royalty and other payments owed to us when due and franchisees could default on their financial obligations to us. A decrease in franchisee profitability as well as other reasons could also cause franchisees’ failure or inability to meet new restaurant development obligations and other obligations such as maintenance or remodel requirements and rent obligations for certain leases on which we retain contingent liability.

Additionally, our franchise agreements have expiration dates. Upon expiration, franchisees are generally offered new franchise agreements in order to extend the franchise relationship. We or the franchisee may or may not elect to enter into these successor franchise agreements based on a number of factors, including a failure to meet our criteria, lack of interest by either party and/or the inability of franchisees to enter into successor franchise agreements. It is expected that, in the ordinary course of business, some franchise agreements will expire without successor franchise agreements. As our franchise portfolio matures with initial franchise agreements that are successfully renewed being replaced with renewal or successor franchise agreements, we generally expect to see a larger number of franchise agreements coming up for renewal on an annual basis due to the fact that the duration of renewal agreements is less than the duration of initial franchise agreements. We continue to have a substantial number of franchise agreements set to expire for our brands. We cannot ensure that renewal or successor franchise agreements or extensions will be entered into once the current term expires. This may result in reduced royalties and other payments due to a decrease in the number of restaurants operating under our brands.

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
Concentration of Applebee's franchised restaurants in a limited number of franchisees subjects us to greater risk. As of December 31, 2022, Applebee's franchisees operated 1,569 Applebee's restaurants in the United States. Of those restaurants, the ten largest Applebee's franchisees owned 1,220 restaurants, representing 78% of all franchised Applebee's restaurants in the United States. The largest Applebee's franchisee owned 439 restaurants, representing 28% of all franchised Applebee's restaurants in the United States. The concentration of franchised restaurants in a limited number of franchisees subjects us to a potentially higher level of risk with respect to such franchisees because their obligations to us, including financial obligations, are greater as compared to those franchisees with fewer restaurants. The risk associated with these franchisees is also greater where franchisees are the sole or dominant franchisee for a particular region of the United States, as is the case for most domestic Applebee's franchised territories. In particular, if any of these franchisees experience financial or other difficulties, the franchisee may default on its obligations under multiple franchise agreements, notes receivable or other agreements, including payments to us and the maintenance and improvement of its restaurants. From time to time, we may work with our franchisees who are experiencing financial difficulties to assess and address their financial health and their ability to satisfy their financial obligations to us. In certain of these situations, we may agree to alternative arrangements with franchisees for the payment of amounts due to us under our franchise and other agreements. We cannot assure you that these arrangements will be successful, nor can we assure you that they will result in us receiving all or any of the amounts due to us under our franchise agreements, notes receivable and other agreements. Any franchisee that owns and operates a significant number of Applebee's restaurants and fails to comply with other obligations under the franchise agreement, such as those relating to the quality and preparation of food and maintenance of restaurants, could cause significant harm to the Applebee's brand and subject us to claims by consumers even if we are not legally liable for the franchisee's actions or failure to act. Development rights for Applebee's restaurants are also concentrated among a limited number of existing franchisees. If any of these existing franchisees experience financial difficulties, future development of Applebee's restaurants may be materially adversely affected.

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

We are subject to credit risk from our IHOP franchisees operating under our Previous IHOP Business Model, and a default by these franchisees may negatively affect our cash flows. Prior to 2003, new IHOP restaurants were generally developed by us, and we were involved in all aspects of the construction and financing of the restaurants. We typically identified and leased or purchased the restaurant sites for new company-developed IHOP restaurants, built and equipped the restaurants and then franchised them to franchisees. In addition, we typically financed as much as 80% of the franchise fee for periods ranging from five to eight years and leased the restaurant and equipment to the franchisee over a 25-year period. Therefore, in addition to franchise fees and royalties, the revenues received from an IHOP franchisee operating under the Previous IHOP Business Model may include, among other things, lease or sublease rents for the restaurant property building, rent under an equipment lease and interest income from the financing arrangements for the unpaid portion of the franchise fee under the franchise notes. If any of these IHOP franchisees were to default on their payment obligations to us, we may be unable to collect the amounts owed under the building property lease/sublease agreement and our notes and equipment contract receivables, as well as outstanding franchise royalties. The additional amounts owed to us by each of these IHOP franchisees subject us to greater credit risk and defaults by IHOP franchisees operating under our Previous IHOP Business Model and may negatively affect our cash flows. Of the 1,677 IHOP domestic franchise and area license restaurants as of December 31, 2022, approximately 570 restaurants have property lease/sublease agreements and/or notes and equipment contract obligations outstanding.

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

If franchisees and other licensees do not observe the required quality and trademark usage standards, our brands may suffer reputational damage, which could in turn adversely affect our business. We license our intellectual property to our franchisees, product suppliers, manufacturers, distributors, advertisers and other third parties. The franchise agreements and other license agreements require that each franchisee or other licensee use our intellectual property in accordance with established or approved quality control guidelines. However, there can be no assurance that the franchisees or other licensees will use the intellectual property assets in accordance with such guidelines. Franchisee and licensee noncompliance with the terms and conditions of the governing franchise agreement or other license agreement may reduce the overall goodwill associated with our brands. Franchisees and other licensees may refer to our intellectual property improperly in communications, resulting in the weakening of the distinctiveness of our intellectual property. There can be no assurance that the franchisees or other licensees will not take actions that could have a material adverse effect on our intellectual property.
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

Risks Related to Operating in the Restaurant Industry

Our performance is subject to risks associated with the restaurant industry, including the highly competitive nature of the industry. We derive a substantial portion of our revenues in the form of royalties based on the gross sales of our franchised restaurants. Sales and profitability of these restaurants may be negatively impacted by a number of factors associated with operating in the restaurant industry, some of which are outside of our control. These factors include:

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

Factors outside our control may harm our brands' reputations. The success of our business is largely dependent upon brand recognition and the strength of our franchise systems. Our and our franchisees’ continued success is directly dependent upon maintaining a favorable public view of the Applebee's, IHOP and Fuzzy's brands. Negative publicity (e.g., crime, scandal, litigation, on-site accidents and injuries or other harm to customers, social issues and food-borne illness) at a single Applebee's, IHOP or Fuzzy's location can have a substantial negative impact on all restaurants within their respective system. Multi-unit food service businesses such as ours can be materially and adversely affected by widespread negative publicity of any type, including through social media, but particularly regarding food quality, food-borne illness, food tampering or preparation, obesity, discrimination or bias, injury or other health concerns with respect to certain foods and actions of our or our franchisees’ managers or employees, regardless of whether such claims are accurate or valid.

The risk of food-borne illness or food tampering cannot be completely eliminated. Any outbreak of food-borne illness or other food-related incidents attributed to Applebee's, IHOP or Fuzzy's restaurants or within the food service industry or any widespread negative publicity regarding the Applebee's, IHOP or Fuzzy's brands or the restaurant industry in general could harm our reputation. Even where such food-related incidents occur solely at restaurants of our competitors or within the industry, our business could be adversely affected by negative publicity about the restaurant industry generally. Our company-owned restaurants and our franchisees may produce or receive through the supply chain sub-standard or non-compliant food or beverage products. In addition, our franchisees’ failure to comply with food quality and preparation requirements may subject us to potential losses, even when we are not legally liable for a franchisee's actions or failure to act. Although we maintain liability insurance, and each franchisee is required to maintain liability insurance pursuant to its franchise agreements, a liability claim could injure the reputation of all Applebee's, IHOP or Fuzzy's restaurants, whether or not it is ultimately successful.

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

Changing health or dietary preferences may cause consumers to avoid Applebee's, IHOP and Fuzzy's restaurants in favor of alternative options. The food service industry as a whole rests on consumer preferences and demographic trends at the local, regional, national and international levels. Franchise development and system-wide sales depend on the sustained demand for our products, which may be affected by factors we do not control. New information regarding diet, nutrition and health and efforts by advocacy groups to influence consumer eating habits may negatively affect the demand for our food. Various additional factors such as: (i) the Food and Drug Administration’s menu labeling rules; (ii) nutritional guidelines issued by the United States Department of Agriculture and issuance of similar guidelines or statistical information by state or local municipalities; (iii) academic studies; or (iv) efforts by environmental, animal welfare and sustainability advocacy groups, may impact consumer choice and cause consumers to select foods other than those that are offered by Applebee's, IHOP or Fuzzy's restaurants. We may not be able to adequately adapt Applebee's, IHOP or Fuzzy's restaurants' menu offerings to keep pace with developments in consumer preferences, which may result in reduced royalty revenues from a decline in demand for our food and fewer guests visiting our restaurants.

Item 1B.    Unresolved Staff Comments.
None.

Item 2.    Properties.
The table below shows the location and ownership type of Applebee's, IHOP, and Fuzzy's restaurants as of December 31, 2022:

	Applebee's (a)	IHOP (a)(b)		Fuzzy's		Total Restaurants
	Franchise	Franchise	Area License	Franchise	Company
United States
Alabama	30	15	—	1	—	46
Alaska	1	4	—	—	—	5
Arizona	21	42	—	2	—	65
Arkansas	8	17	—	1	—	26
California	107	223	—	—	—	330
Colorado	23	36	—	17	—	76
Connecticut	5	11	—	—	—	16
Delaware	12	7	—	—	—	19
District of Columbia	—	2	—	—	—	2
Florida	90	—	145	8	—	243
Georgia	58	83	3	2	—	146
Hawaii	—	5	—	—	—	5
Idaho	12	7	—	—	—	19
Illinois	35	44	—	—	—	79
Indiana	57	27	—	—	—	84
Iowa	25	11	—	3	—	39
Kansas	30	31	—	8	—	69
Kentucky	27	12	—	—	—	39
Louisiana	14	30	—	1	—	45
Maine	12	4	—	—	—	16
Maryland	18	53	—	—	—	71
Massachusetts	25	22	—	—	—	47
Michigan	83	28	—	—	—	111
Minnesota	46	8	—	1	—	55
Mississippi	20	13	—	1	—	34
Missouri	47	30	—	7	—	84
Montana	7	4	—	—	—	11
Nebraska	15	7	—	—	—	22
Nevada	13	24	—	—	—	37
New Hampshire	13	6	—	—	—	19
New Jersey	55	49	—	—	—	104
New Mexico	20	15	—	—	—	35
New York	96	60	—	—	—	156
North Carolina	43	52	—	—	—	95
North Dakota	11	2	—	—	—	13
Ohio	77	36	—	1	—	114
Oklahoma	12	34	—	8	—	54
Oregon	17	13	—	—	—	30
Pennsylvania	76	28	—	—	—	104
Rhode Island	7	5	—	—	—	12
South Carolina	27	31	—	1	—	59
South Dakota	6	2	—	—	—	8
Tennessee	29	35	—	—	—	64
Texas	90	214	—	70	3	377
Utah	9	21	—	—	—	30
Vermont	3	1	—	—	—	4
Virginia	48	68	—	1	—	117
Washington	40	33	—	—	—	73
West Virginia	14	8	—	—	—	22
Wisconsin	31	14	—	—	—	45
Wyoming	4	2	—	1	—	7
Total Domestic	1,569	1,529	148	134	3	3,383

	Applebee's (a)	IHOP (a)(b)		Fuzzy's		Total Restaurants
	Franchise	Franchise	Area License	Franchise	Company
International
Bahrain	1	—	—	—	—	1
Brazil	10	—	—	—	—	10
Canada	13	19	8	—	—	40
Dominican Republic	2	—	—	—	—	2
Ecuador	—	6	—	—	—	6
Egypt	—	1	—	—	—	1
Guam	1	2	—	—	—	3
Guatemala	4	—	—	—	—	4
India	1	2	—	—	—	3
Kuwait	7	—	—	—	—	7
Mexico	36	51	—	—	—	87
Pakistan	—	2	—	—	—	2
Panama	4	3	—	—	—	7
Peru	—	2	—	—	—	2
Puerto Rico	8	7	—	—	—	15
Qatar	8	1	—	—	—	9
Saudi Arabia	14	—	—	—	—	14
Total International	109	96	8	—	—	213
Totals	1,678	1,625	156	134	3	3,596
_________________________________
(a) The properties identified in this table generate revenue in our franchise, rental, financing and company restaurant operating segments.
(b) There are 18 IHOP restaurants in the U.S. state of Florida and five IHOP restaurants in Canada that have been sub-licensed by the area licensee.
Of the 1,625 IHOP restaurants operated by franchisees, 52 were located on sites owned by us, 530 were located on sites leased by us from third parties and 1,043 were located on sites owned or leased by franchisees. All of the IHOP restaurants operated by area licensees and 1,676 of the franchisee-operated Applebee's restaurants were located on sites owned or leased by the area licensees or the franchisees. We owned one site on which a franchisee-operated Applebee's restaurant was located and one franchisee-operated Applebee's restaurant was located on site leased by us from third parties.
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
Under our Applebee's and Fuzzy's franchise agreements, we have certain rights to gain control of a restaurant site in the event of default under the franchise agreement. Because substantially all IHOP franchised restaurants developed by us under our Previous IHOP Business Model are subleased to the franchisees, IHOP has the ability to regain possession of the subleased restaurant if the franchisee defaults in the payment of rent or other terms of the sublease.
We currently occupy our principal corporate offices and restaurant support center located in Glendale, California, under a lease expiring in April 2023. We will be moving from our Glendale office to Pasadena, California in May 2023, leasing approximately 93,000 square feet of office space under a lease expiring in August 2035. We also lease approximately 20,000 square feet of office space in Leawood, Kansas under a lease expiring in October 2031 and lease approximately 8,000 square feet of office space in Irving, Texas under a lease expiring in February 2026.

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
Holders
As of February 21, 2023, there were 381 holders of our common stock. This number does not include beneficial owners whose shares are held in street name by brokers and other nominees.
Dividends on Common Stock
Refer to Note 12 - Stockholders' Deficit, of the Notes to the Consolidated Financial Statements for information on dividends declared and paid in the fiscal years ended December 31, 2022, 2021, and 2020.
Issuer Purchases of Equity Securities

Purchases of Equity Securities by the Company
Month Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(c)	Approximate dollar value of shares that may yet be purchased under the plans or programs(c)
October 3, 2022 – October 30, 2022(a)	536	$66.98	—	$177,872,000
October 31, 2022 – November 27, 2022(a)	440	$72.94	—	$177,872,000
November 28, 2022 – January 1, 2023(b)	98,494	$68.91	95,600	$171,282,000
Total	99,470	$68.92	95,600	$171,282,000
_________________________________
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
(b)  Total number of shares repurchased includes 2,894 shares owned and tendered by employees at an average price of 68.46 per share to satisfy tax withholding obligations arising upon the vesting of restricted stock awards. Shares so surrendered by the participants are repurchased by us pursuant to the terms of the plan under which the shares were issued and the applicable individual award agreements and not pursuant to publicly announced repurchase authorizations.
(c)  On February 17, 2022, the Company's Board of Directors authorized a new share repurchase program, effective April 1, 2022, of up to $250 million (the “2022 Repurchase Program”). In connection with the approval of the 2022 Repurchase Program, the 2019 repurchase program terminated effective April 1, 2022.

Stock Performance Graph
The graph below shows a comparison of the cumulative total stockholder return on our common stock with the cumulative total return on the Standard & Poor's 500 Composite Index ("S&P 500") and the Standard & Poor's Composite 1500 Restaurants Index (“Restaurants Index”) over the five-year period ended December 31, 2022. The graph and table assume $100 was invested at the close of trading on the last day of trading in 2017 in our common stock and in each of the market indices, with reinvestment of all dividends. Stockholder returns over the indicated periods should not be considered indicative of future stock prices or stockholder returns.
Comparison of Five-Year Cumulative Total Stockholder Return
Dine Brands Global, Inc., S&P 500 and the Restaurants Index
(Performance Results through December 31, 2022)

$225.00
$200.00
$175.00
$150.00
$125.00
$100.00
$75.00
2017
2018
2019
2020
2021
2022
Dine Brands Global, Inc.
S&P 500
Restaurants Index

	2017	2018	2019	2020	2021	2022
Dine Brands Global, Inc.	$100.00	$137.32	$176.09	$127.52	$167.57	$146.94
Standard & Poor's 500	100.00	95.62	125.72	148.85	191.58	156.89
S&P Composite 1500 Restaurants (1)	100.00	110.26	135.47	161.97	197.68	180.21
_________________________________
(1) The S&P Composite 1500 Restaurants Index is a comprehensive restaurant industry index. In addition to the family dining and casual dining segments, the Index also includes the fast-casual and quick-service segments of the restaurant industry.

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

Item 6.    [Reserved]

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
General
The following discussion provides analyses of our results of operations and reasons for material changes for 2022 as compared to 2021 and should be read together with the financial statements included in this Annual Report on Form 10-K. For a detailed discussion of year-to-year comparisons between fiscal 2021 and fiscal 2020, please refer to the applicable portion of “Management's Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 2, 2022, which is hereby incorporated by reference.
The financial tables appearing in Management's Discussion and Analysis present amounts in millions of dollars that are rounded from our consolidated financial statements presented in thousands of dollars. As a result, the tables may not foot or cross foot due to rounding.
The first International House of Pancakes restaurant opened in 1958 in Toluca Lake, California. Shortly thereafter, the Company's predecessor began developing and franchising additional restaurants. The Company was incorporated under the laws of the State of Delaware in 1976 with the name IHOP Corp. In November 2007, the Company completed the acquisition of Applebee's International, Inc., which became a wholly-owned subsidiary of the Company. Effective June 2, 2008, the name of the Company was changed to DineEquity, Inc. and on February 20, 2018, the name of the Company was changed to Dine Brands Global, Inc.® (“Dine Brands Global,” “we” or “our”). Through various subsidiaries (see Exhibit 21, Subsidiaries of Dine Brands Global, Inc.), we own and franchise the Applebee's Neighborhood Grill + Bar® (“Applebee's”) concept in the American full-service restaurant segment within the casual dining category of the restaurant industry and we own and franchise the International House of Pancakes® (“IHOP”) concept in the midscale full-service restaurant segment within the family dining category of the restaurant industry. In December 2022, we acquired the Fuzzy's Taco Shop® (“Fuzzy's”) concept in the Mexican limited-service restaurant segment within the fast-casual dining category of the restaurant industry and as such, Fuzzy's did not have a significant impact to the fiscal 2022 results of operations. References herein to Applebee's® and IHOP® restaurants are to these two concepts, whether operated by franchisees, area licensees or us.
Domestically, IHOP restaurants are in all 50 states and the District of Columbia, while Applebee's restaurants are located in every state except Hawaii and Fuzzy's restaurants are located in 18 states. Internationally, IHOP restaurants are in two United States territories and nine countries, while Applebee's restaurants are in two United States territories and 11 countries. With over 3,500 franchised restaurants combined, we believe we are one of the largest full-service restaurant companies in the world. The June 2022 issue of Nation's Restaurant News reported that IHOP was the largest restaurant system in the midscale full-service restaurant segment and Applebee's was the second largest restaurant system in the American full-service restaurant segment, in terms of United States system-wide sales during 2021.
We have a 52/53 week fiscal year ending on the Sunday nearest to December 31 of each year. For convenience, in this annual report on Form 10-K, we refer to all fiscal years as ending on December 31 and all interim fiscal quarters as ending on March 31, June 30 and September 30 of the respective fiscal year. There were 52 calendar weeks in our 2022 fiscal year ended January 1, 2023. There were 52 calendar weeks in our 2021 fiscal year ended on January 2, 2022. There were 53 calendar weeks in our 2020 fiscal year ended January 3, 2021, and our fiscal 2020 fourth quarter contained 14 calendar weeks.
Events Impacting Comparability of Financial Information
Comparisons of financial results for the fiscal years ended December 31, 2022 and 2021 were impacted by the extent of restrictions in place on restaurant operations in 2021. In March 2020, the World Health Organization declared a global pandemic related to the outbreak of a novel strain of coronavirus, designated “COVID-19.” Initially, federal, state, local and international governments reacted to the COVID-19 pandemic by implementing restrictions that resulted in, to varying degrees, reduced operating hours, restaurant dine-in and/or indoor dining limitations, capacity limitations or other restrictions.
The operating status of our restaurants was fluid during the year ended December 31, 2021 and subject to change. Restrictions on restaurant operations were relaxed, removed or increased in response to changes in the number of COVID-19 infections, the availability and acceptance of vaccines and an increase in vaccination rates within the respective governmental jurisdictions. Generally speaking, during the second quarter of 2021, many federal, state and local governments began to relax or remove the restrictive protocols noted above, while most international governments maintained the restrictions, the degree of which varied by country.

As of December 31, 2022 and 2021 almost all of our restaurants were operating without government-mandated restrictions, a significant improvement from December 31, 2021, at which time many international restaurants were operating with some restrictions.
Government-mandated restrictions notwithstanding, some IHOP restaurants that operated 24 hours a day for all or parts of a week prior to the pandemic are currently closed during overnight hours. As of December 31, 2022, approximately 545 IHOP restaurants operated 24 hours a day, seven days a week, with approximately 178 additional restaurants operating 24 hours a day for some portion of the week. In comparison, approximately 448 IHOP restaurants operated 24 hours a day, seven days a week, with 68 additional restaurants operating 24 hours a day for some portion of the week as of December 31, 2021.
We have experienced a number of temporary and permanent closures of our restaurants during the COVID-19 pandemic. These closures occurred for a variety of reasons, and all closures were not necessarily related to the impact of the COVID-19 pandemic or related restrictions. We cannot predict the duration of the pandemic, recurrences of the virus (including the emergence of new variants of the virus), the availability and acceptance of vaccines and booster vaccines worldwide, whether any restrictions on in-restaurant dining may be re-imposed, and, in general, what the ultimate impact on consumer discretionary spending the COVID-19 pandemic might have on our operations and the restaurant industry as a whole.
Executive Summary of 2022 Results
Highlights
•We reported net income of $81.1 million, or $4.96 per diluted share, in 2022 compared to $97.9 million, or $5.66 per diluted share, in 2021;
•Applebee's reported system-wide sales grew 4.7% in 2022 driven by a 5.1% increase in domestic same-restaurant sales partially offset by an 1% decrease in domestic effective restaurants;
•IHOP's reported system-wide sales grew 7.7% in 2022 driven by a 5.8% increase in domestic same-restaurant sales and an increase in franchise restaurants due to development;
•We generated cash from operating activities of $89.3 million;
•We returned over $151 million to our stockholders, comprised of $30.8 million in cash dividends and $120.5 million in the form of stock repurchases; and
•We made voluntary repayments of long-term debt of $38.8 million purchased under par which resulted in a $1.4 million gain on debt extinguishment.
Overview of 2022 Performance
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
Our key performance indicators for the year ended December 31, 2022 were as follows:

	Applebee's	IHOP
System-wide sales percentage increase	4.7%	7.7%
Domestic system-wide same-restaurant sales percentage increase	5.1%	5.8%
Net franchise restaurant development(1)	67	30
Net (decrease) increase in global effective restaurants(2)	(17)	26
_________________________________
(1)     Franchise and area license restaurant openings, net of closings, and includes the 69 former Applebee's company-operated restaurants refranchised in October 2022.
(2)    Change in the weighted average number of franchise, area license and company-operated restaurants open during the year ended December 31, 2022, compared to the weighted average number of those open during the prior year referenced.

The change in total effective restaurants for each brand reflects both a net reduction in franchise restaurants due to permanent closures, net of openings, and the weighted effect of restaurants temporarily closed during the course of the years being compared.
A summary of our financial summary for the years ended December 31, 2022 and 2021 is as follows:

Financial Summary		Variance 2022 vs 2021 Favorable (Unfavorable)
	2022		2021
	(In thousands, except per share amounts)
Income before income taxes	$114,785	$(7,138)	$121,923
Income tax provision	(33,674)	(9,615)	(24,059)
Net income	$81,111	$(16,753)	$97,864

Effective tax rate	29.3%	(9.6)%	19.7%
Net income per diluted share	$4.96	$(0.70)	$5.66
Weighted average diluted shares (in millions)	15.9	(1.0)	16.9
The primary reasons for the variances in income before income taxes are summarized as follows:

2022 vs. 2021
(In millions)
Increase (decrease) in gross profit:
Franchise operations	$4.5
Company operations	(4.1)
Rental and Financing operations	1.8
Total gross profit increase	2.2
Decrease in closure and impairment charges	2.3
Increase in General & Administrative (“G&A”) expenses	(18.9)
Increase in (gain) loss on disposition of assets	4.6
All other	2.7
Decrease in income before income taxes	$(7.1)
The decrease in income before income taxes in fiscal 2022 compared to fiscal 2021 was due to higher G&A expenses including acquisition costs, partially offset by the increase in gross profit. The increase in gross profit in fiscal 2022 compared to fiscal 2021 was primarily due to the increases in Applebee's and IHOP domestic same-restaurant sales and in the number of IHOP effective restaurants, partially offset by the decrease in company operations impacted by the sale of Applebee's company-owned restaurants in October 2022.
Our 2022 effective tax rate of 29.3% applied to pretax book income was different than the statutory Federal income tax rate of 21% due to the state and local income taxes and the non-deductibility of executive compensation. The effective tax rate further increased due to the increase in the effective state tax rate applied to revaluing deferred tax balances. The increase in the effective state tax rate was due to the non-recurring refranchising of 69 Applebee’s company-operated restaurants in the fourth quarter of 2022 and various state legislative changes. See Note 16 - Income Taxes, of the Notes to the Consolidated Financial Statements included in this report, for reconciliations between our effective rates and the statutory Federal income tax rate.

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

Applebee's
	Year Ended December 31,
Global Effective Restaurants:(a)	2022	2021	2020
Franchise	1,617	1,621	1,624
Company	56	69	68
Total	1,673	1,690	1,692
System-wide:(b)
Domestic sales percentage change(c)	4.7%	34.4%	(24.1)%
Domestic same-restaurant sales percentage change(d)	5.1%	38.2%	(22.4)%
Franchise:(b)
Domestic sales percentage change(c)(e)	5.3%	34.4%	(24.3)%
Domestic same-restaurant sales percentage change(d)	5.1%	38.2%	(22.6)%
Domestic average weekly unit sales (in thousands)	$53.7	$50.9	$37.1

IHOP
Global Effective Restaurants:(a)
Franchise	1,597	1,571	1,532
Area license	156	156	155
Total	1,753	1,727	1,687
System-wide:(b)
Sales percentage change(c)	7.7%	38.5%	(34.9)%
Domestic same-restaurant sales percentage change(d)	5.8%	40.2%	(32.8)%
Franchise:(b)
Sales percentage change(c)	7.7%	38.1%	(35.0)%
Domestic same-restaurant sales percentage change(d)	5.7%	39.7%	(32.8)%
Average weekly unit sales (in thousands)	$37.0	$34.9	$25.4
Area License:(b)
IHOP sales percentage change(c)	7.9%	42.4%	(34.2)%
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

(b)“System-wide sales” are retail sales at Applebee’s domestic restaurants operated by franchisees and IHOP restaurants operated by franchisees and area licensees, as reported to the Company, in addition to retail sales at company-operated restaurants. Sales at restaurants that are owned by franchisees and area licensees are not attributable to the Company. An increase or decrease in franchisees' reported sales will result in a corresponding increase or decrease in our royalty revenue. Sales at company-operated restaurants and unaudited reported sales for Applebee's domestic franchise restaurants, IHOP franchise restaurants and IHOP area license restaurants for the years ended December 31, 2022, 2021 and 2020 were as follows:

	Year Ended December 31,
Reported retail sales	2022	2021	2020
	(In millions)
Applebee's domestic franchise restaurant sales	$4,235.3	$4,021.7	$2,993.0
Applebee's company-operated restaurants	126.7	146.0	108.0
IHOP franchise restaurant sales	3,070.0	2,850.3	2,063.6
IHOP area license restaurant sales	292.7	271.3	190.5
Total	$7,724.7	$7,289.3	$5,355.1
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
(e)The Applebee's franchise sales percentage change for 2022 was impacted by the refranchising of 69 company-operated restaurants in October 2022 now reported as franchised.
Domestic Same-Restaurant Sales Trends
Applebee’s system-wide domestic same-restaurant sales increased 1.7% for the three months ended December 31, 2022 and increased 5.1% for the year ended December 31, 2022 as compared to the same respective periods of 2021. The increase in both periods was due to an increase in average check. The increase in average check was primarily due to favorable mix shifts related to a reduction in core menu items, successful promotional food and beverage offerings and a larger number of items purchased with off-premise orders, as well as menu price increases by franchisees.
Based on data from Black Box Intelligence, a restaurant sales reporting firm (“Black Box”), Applebee's increase in same- restaurant sales during the three and twelve months ended December 31, 2022 underperformed the casual dining segment of the restaurant industry (excluding Applebee's) as compared to the same respective periods of 2021. The casual dining segment also experienced an increase in average customer check, partially offset by a decline in customer traffic.

Applebee's Off-premise Sales Data	Three Months Ended December 31,			Twelve Months Ended December 31,
	2022	2021	2020	2022	2021	2020
Off-premise sales (in millions)(1)	$250.7	$280.5	$314.2	$1,088.7	$1,241.0	$1,037.2
% sales mix	23.8%	26.8%	36.8%	25.3%	30.1%	33.7%
(1) Primarily to-go, delivery and catering sales.
Applebee's off-premise sales dollars and percentage of sales mix for the three and twelve months ended December 31, 2022 decreased as compared with the same respective periods of 2021, due to guests returning to in-restaurant dining. While Applebee's off-premise sales for the three and twelve months ended December 31, 2022 declined as compared to the same respective periods of 2021, both off-premise sales dollars and percentage of sales mix have increased significantly compared to the pre-pandemic levels of 2019.
IHOP’s domestic same-restaurant sales increased 2.0% for the three months ended December 31, 2022 and increased 5.8% for the year ended December 31, 2022, as compared to the same respective periods of 2021. Most of the improvement in both periods was due to an increase in average check. The increase in average check was primarily due to an increase in menu prices, as well as a general increase in consumer spending due to larger party sizes and greater spending per person.
Based on data from Black Box, IHOP's increase in same-restaurant sales for the three and twelve months ended December 31, 2022 underperformed the family dining segment of the restaurant industry (excluding IHOP) as compared with the same respective periods of 2021. According to Black Box, the family dining segment also experienced increases in same-restaurant sales resulting from an increase in average customer check, partially offset by a decline in customer traffic.

IHOP Off-premise Sales Data	Three Months Ended December 31,			Twelve Months Ended December 31,
	2022	2021	2020	2022	2021	2020
Off-premise sales (in millions)(1)	$160.9	$169.8	$167.8	$627.4	$690.0	$559.9
% sales mix	21.7%	23.3%	33.5%	22.0%	26.1%	31.0%
(1) Primarily to-go, delivery and catering sales.
IHOP's off-premise sales dollars for the three and twelve months ended December 31, 2022 decreased as compared to the same respective periods of 2021, due to guests returning to in-restaurant dining. While IHOP's off-premise sales for the three and twelve months ended December 31, 2022 declined as compared to the same respective periods of 2021, both off-premise sales dollars and percentage of sales mix have increased significantly compared to the pre-pandemic levels of 2019.

Restaurant Development

	Year Ended December 31,
	2022	2021	2020
Net Restaurant Development Activity
Restaurants opened	67	46	31
Restaurants closed	(39)	(96)	(178)
Net restaurant development (reduction)	28	(50)	(147)
In response to the impact of the COVID-19 pandemic on our franchisees, in March 2020, we allowed our franchisees to defer their development obligations for up to 15 months. Additionally, in 2020, we and certain of our IHOP franchisees evaluated the long-term viability of certain IHOP restaurants in light of individual restaurant-level economics impacted by the COVID-19 pandemic. The evaluation resulted in the closure of 41 IHOP restaurants in fiscal 2021.
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
The total number of Applebee's restaurants (domestic and international) open at December 31, 2022 declined 0.1% from the number open at December 31, 2021. The total number of IHOP restaurants (domestic and international) open at December 31, 2022 increased 1.7% from the number open at December 31, 2021. Internationally, the number of restaurants of both brands increased 8.7% from the number open at December 31, 2021.
The following tables present Applebee's and IHOP net restaurant development activity over the past three years:

	Year Ended December 31,
	2022	2021	2020
Applebee's Restaurant Development Activity

Summary - beginning of period:
Franchise	1,611	1,640	1,718
Company restaurants	69	69	69
Total Applebee's restaurants, beginning of period	1,680	1,709	1,787
Domestic	1,578	1,598	1,665
International	102	111	122

Franchise restaurants opened:
Domestic	4	5	1
International	12	1	3
Total franchise restaurants opened	16	6	4
Franchise restaurants closed:
Domestic	(13)	(25)	(68)
International	(5)	(10)	(14)
Total franchise restaurants closed	(18)	(35)	(82)
Net franchise restaurant reduction	(2)	(29)	(78)
Refranchised from Company restaurants	69	—	—
Net franchise restaurant additions/(reductions)	67	(29)	(78)

Summary - end of period:
Franchise	1,678	1,611	1,640
Company restaurants	—	69	69
Total Applebee's restaurants, end of period	1,678	1,680	1,709
Domestic	1,569	1,578	1,598
International	109	102	111
% Decrease in total Applebee's restaurants from prior year	(0.1)%	(1.7)%	(4.4)%

	Year Ended December 31,
	2022	2021	2020
IHOP Restaurant Development Activity

Summary - beginning of period:
Franchise	1,595	1,611	1,669
Area license	156	158	162
Company	—	3	—
Total IHOP restaurants, beginning of period	1,751	1,772	1,831
Domestic	1,657	1,670	1,710
International	94	102	131

Franchise/area license restaurants opened:
Domestic franchise	34	35	16
Domestic area license	3	2	3
International franchise	14	3	8
Total franchise/area license restaurants opened	51	40	27
Franchise/area license restaurants closed:
Domestic franchise	(14)	(47)	(56)
Domestic area license	(3)	(3)	(3)
International franchise	(4)	(10)	(34)
International area license	—	(1)	(3)
Total franchise/area license restaurants closed	(21)	(61)	(96)
Net franchise/area license restaurant development (reduction)	30	(21)	(69)
Refranchised from Company restaurants	—	4	—
Franchise restaurants reacquired by the Company	—	(1)	(3)
Net franchise/area license restaurant additions (reductions)	30	(18)	(72)

Summary - end of period:
Franchise	1,625	1,595	1,611
Area license	156	156	158
Company	—	—	3
Total IHOP restaurants, end of period	1,781	1,751	1,772
Domestic	1,677	1,657	1,670
International	104	94	102
% Increase (decrease) in total IHOP restaurants from prior year	1.7%	(1.2)%	(3.7)%
The restaurant counts and activity presented above do not include ghost kitchens (small kitchens with no store-front presence, used to fill off-premise orders). As of December 31, 2022, there was a total 64 ghost kitchens. The Applebee's franchise restaurant count of 1,642 restaurants originally reported at the end of the year ended December 31, 2020 was adjusted downward by two restaurants, representing two ghost kitchens that had been included in the total reported count as of December 31, 2020.
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

Consolidated Results of Operations - Fiscal 2022, 2021 and 2020
The tables in the following section of this Form 10-K present information from our Consolidated Statements of Comprehensive Income (Loss) for our 2022, 2021 and 2020 fiscal years. The discussion of year-to-year comparisons between fiscal 2022 and fiscal 2021 can be found below.
For a detailed discussion of year-to-year comparisons between fiscal 2021 and fiscal 2020 as well as between fiscal 2021 and fiscal 2019, please refer to the applicable portion of “Management's Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which is hereby incorporated by reference.
Financial Review

		Variance 2022 vs 2021 Favorable (Unfavorable)		Variance 2021 vs 2020 Favorable (Unfavorable)
Revenue	2022		2021		2020
	(In millions)
Franchise operations	$662.4	$30.5	$631.9	$162.4	$469.5
Company restaurant operations	126.9	(19.1)	146.0	37.9	108.1
Rental operations	116.5	2.5	114.0	8.1	105.9
Financing operations	3.6	(0.7)	4.3	(1.5)	5.8
Total revenue	$909.4	$13.2	$896.2	$206.9	$689.3
% Increase		1.5%		30.0%
Our 2022 total revenue increased $13.2 million compared to 2021, primarily due to the increase in franchise operations revenue, offset by the decrease in company restaurant operations revenue. Franchise operations revenue primarily increased due to a 5.8% increase in IHOP domestic same-restaurant sales and a 5.1% increase in Applebee's domestic same-restaurant sales. Company restaurant operations revenue decreased primarily due to the sale of our 69 Applebee's company-operated restaurants to a franchisee in October 2022.

		Variance 2022 vs 2021 Favorable (Unfavorable)		Variance 2021 vs 2020 Favorable (Unfavorable)
Gross Profit	2022		2021		2020
	(In millions)
Franchise operations	$340.5	$4.5	$336.0	$105.5	$230.5
Company restaurant operations	5.1	(4.2)	9.3	12.8	(3.5)
Rental operations	28.5	2.4	26.1	9.7	16.4
Financing operations	3.2	(0.6)	3.8	(1.5)	5.3
Total gross profit	$377.3	$2.1	$375.2	$126.5	$248.7
% Increase		0.6%		50.9%
Our 2022 total gross profit grew by $2.1 million compared to 2021, primarily due to the revenue increases cited above, partially offset by a $5.2 million increase in bad debt expense. We recorded a bad debt expense of $0.3 million in 2022 compared to a bad debt recovery of $4.9 million in 2021. Company restaurant gross profit decreased primarily due to the sale of our Applebee's company-operated restaurants as noted above. Rental operations gross profit increased primarily due to a $2.6 million increase in rental income.

Franchise Operations		Variance 2022 vs 2021 Favorable (Unfavorable)		Variance 2021 vs 2020 Favorable (Unfavorable)
	2022		2021		2020
	(In millions, except number of restaurants)
Global Effective Franchise Restaurants:(1)
Applebee’s	1,617	(4)	1,621	(3)	1,624
IHOP	1,753	26	1,727	40	1,687

Franchise Revenue:
Applebee's	$173.2	$5.6	$167.6	$42.8	$124.8
IHOP	199.3	9.8	189.5	46.3	143.2
Advertising	289.3	14.5	274.8	73.3	201.5
Fuzzy's	0.6	0.6	—	—	—
Total franchise revenue	662.4	30.5	631.9	162.4	469.5
Franchise Expenses:
Applebee’s	4.3	(1.4)	2.9	4.1	7.0
IHOP	30.5	(9.8)	20.7	9.3	30.0
Advertising	287.1	(14.8)	272.3	(70.3)	202.0
Fuzzy's	0.0	0.0	—	—	—
Total franchise expenses	321.9	(26.0)	295.9	(56.9)	239.0
Franchise Segment Profit:
Applebee’s	168.9	4.2	164.7	46.9	117.8
IHOP	168.8	—	168.8	55.6	113.2
Advertising	2.2	(0.3)	2.5	3.0	(0.5)
Fuzzy's	0.6	0.6	—	—	—
Total franchise segment profit	$340.5	$4.5	$336.0	$105.5	$230.5
Gross profit as % of total revenue	51.4%		53.2%		49.1%
Gross profit as % of franchise fees(2)	90.7%		93.4%		86.2%
_________________________________
(1) Effective Franchise Restaurants are the weighted average number of franchise and area license restaurants open in a given fiscal period, adjusted to account for franchise and area license restaurants open for only a portion of the period.
(2) Total franchise revenue excluding advertising.

Our total franchise revenue increased $30.5 million in 2022 compared to 2021, due to the following changes:
•Applebee's franchise revenue increased $5.6 million, or 3.3%, compared to 2021 primarily due to higher royalty revenues resulting from a 5.1% increase in domestic franchise same-restaurant sales and the refranchising of the former company-operated restaurants. These favorable changes were partially offset by the decrease in the number of effective franchise restaurants and lower franchise fees.
•IHOP franchise revenue increased $9.8 million, or 5.2%, compared to 2021, primarily due to higher royalty and pancake and waffle dry mix revenues resulting from a 5.8% increase in domestic franchise same-restaurant sales and a 1.5% increase in effective franchise restaurants. These favorable changes were partially offset by a $4.0 million decrease in domestic and international termination fees.
•Advertising revenue increased $14.5 million, compared to 2021, as discussed by brand below.
Our 2022 total franchise expenses increased $26.0 million compared to 2021, due to changes in the following components:
•Applebee's franchise expenses increased $1.4 million, primarily due to a $1.3 million increase in bad debt expense. We had a bad debt expense of $0.4 million in 2022 as compared to a bad debt recovery of $0.9 million in 2021.
•IHOP franchise expenses increased $9.8 million, primarily due to a $4.0 million increase in bad debt expense and an increase in purchases of pancake and waffle dry mix. IHOP had a bad debt recovery of $0.1 million in 2022 compared to a bad debt recovery of $4.1 million in 2021.
•Advertising expenses increased $14.8 million, primarily due to a corresponding increase in advertising revenue.

Gross profit as a percentage of total revenue decreased in 2022 compared to 2021, primarily because of the $5.3 million increase in bad debt expense.
Advertising revenue and expense by brand for fiscal 2022, 2021 and 2020 were as follows:

		Variance 2022 vs 2021 Favorable (Unfavorable)		Variance 2021 vs 2020 Favorable (Unfavorable)
	2022		2021		2020
	(In millions)
Advertising Revenues
Applebee's	$177.4	$7.8	$169.6	$44.8	$124.8
IHOP	111.7	6.5	105.2	28.5	76.7
Fuzzy's	0.2	0.2	—	—	—
Total advertising revenues	$289.3	$14.5	$274.8	$73.3	$201.5

Advertising Expenses
Applebee’s	$174.6	$(7.7)	$166.9	$(42.0)	$124.9
IHOP	112.3	(6.9)	105.4	(28.3)	77.1
Fuzzy's	0.2	(0.2)	—	—	—
Total advertising expenses	$287.1	$(14.8)	$272.3	$(70.3)	$202.0
Applebee's advertising revenue for 2022 increased 4.6% compared to 2021, primarily due to the increase of 5.1% in domestic franchise same-restaurant sales, partially offset by a $1.1 million decrease to unfavorable collectability. The increase in Applebee's advertising expenses was less than the increase in advertising revenue primarily because of the recovery of an advertising fund deficit that had been recognized in prior years. IHOP's advertising revenue for 2022 increased by 6.2%, compared to 2021, primarily due to the increase of 5.8% in domestic franchise same-restaurant sales, partially offset by an increase in incentive credits that reduce advertising revenue. The increase in IHOP advertising expenses was greater than the increase in advertising revenue due to recognition of a deficit in the international advertising fund.
It is our accounting policy to recognize any deficiency in advertising fee revenue compared to advertising expenditure, or recovery of a previously recognized deficiency in advertising fee revenue compared to advertising expenditures, in the fourth quarter of our fiscal year.

Rental Operations		Variance 2022 vs 2021 Favorable (Unfavorable)		Variance 2021 vs 2020 Favorable (Unfavorable)
	2022		2021		2020
	(In millions)
Rental revenues	$116.5	$2.5	$114.0	$8.1	$105.9
Rental expenses	88.0	(0.1)	87.9	1.6	89.5
Rental operations segment profit	$28.5	$2.4	$26.1	$9.7	$16.4
Gross profit as % of revenue(1)	24.5%		22.9%		15.5%
_________________________________
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
Rental segment revenue for the year ended December 31, 2022 increased as compared to the same period of 2021, primarily due to a $2.2 million increase resulting from lease renewals and scheduled rent escalations and a $1.4 million increase in rental income based on a percentage of franchisees' retail sales, offset by a progressive decline of $1.0 million in interest income as real estate leases are repaid.
Rental segment expenses for the year ended December 31, 2022 increased compared to the same period of 2021, primarily due to an $1.2 million increase resulting from lease renewals and scheduled rent escalations offset by a $0.6 million decrease in interest expense as finance lease obligations are repaid and a $0.4 million decrease in depreciation expense.

Financing Operations		Variance 2022 vs 2021 Favorable (Unfavorable)		Variance 2021 vs 2020 Favorable (Unfavorable)
	2022		2021		2020
	(In millions)
Financing revenues	$3.6	$(0.7)	$4.3	$(1.5)	$5.8
Financing expenses	0.4	0.1	0.5	0.0	0.5
Financing operations segment profit	$3.2	$(0.6)	$3.8	$(1.5)	$5.3
Gross profit as % of revenue(1)	88.4%		89.2%		90.9%
_________________________________
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
Financing revenues decreased $0.7 million in 2022 compared to 2021. The change was primarily due to a $0.8 million decrease in IHOP interest income resulting from a decline in interest income from the financing of franchise fees and equipment leases as note balances were repaid offset by an increase in interest income on notes from franchisees.

Company Operations		Variance 2022 vs 2021 Favorable (Unfavorable)		Variance 2021 vs 2020 Favorable (Unfavorable)
	2022		2021		2020
Effective Company Restaurants:
Applebee’s	56	(13)	69	1	68
Average weekly unit sales (in thousands)	$43.6	$3.0	$40.6	$10.9	$29.7

	(In millions)
Applebee's company restaurant sales(1)	$126.6	$(19.4)	$146.0	$37.9	$108.1
Applebee's company restaurant expenses(1)	121.5	14.3	135.8	(26.1)	109.7
IHOP restaurant expenses(2)	—	0.9	0.9	1.0	1.9
Company restaurant segment profit (loss)	$5.1	$(4.2)	$9.3	$12.8	$(3.5)
Gross profit (loss) as % of revenue(3)	4.0%		6.4%		(3.2)%
_________________________________
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

From time to time, we may reacquire restaurants from franchisees that we subsequently refranchise. These restaurants may or may not be operated by us on a temporary basis until refranchised. In October 2022, we sold 69 Applebee's restaurants in North Carolina and South Carolina to an Applebee's franchisee. The decrease in effective restaurants (a weighted average calculation) for 2022 reflects the period of time during fiscal 2022 when we no longer operated these Applebee's restaurants.
Applebee's company restaurant sales for the year ended December 31, 2022 decreased 13% compared to the same period of 2021 primarily due to the sale of the 69 Applebee's company-operated restaurants in October 2022, offset by an increase in average check and an increase in traffic prior to the sale.
Company segment restaurant expenses for the years ended December 31, 2021 and 2020 included $0.9 million and $1.9 million, respectively, of costs associated with certain IHOP restaurants incurred while the restaurants were being refranchised. None of the reacquired IHOP restaurants were operated during the years ended December 31, 2021 and 2020, and IHOP recorded no restaurant revenues in this period. We held no reacquired restaurants at or during the year ended December 31, 2022.

General and Administrative Expenses		Variance 2022 vs 2021 Favorable (Unfavorable)		Variance 2021 vs 2020 Favorable (Unfavorable)
	2022		2021		2020
	(In millions)
G&A expenses	$190.7	$(18.9)	$171.8	$(27.0)	$144.8
G&A expenses for 2022 increased 11.0% compared to 2021, primarily due to increases in professional service fees including acquisition costs, occupancy costs, travel and conference expenses, and software maintenance costs, some of which are non-recurring expenditures, offset by lower personnel-related expenses. The decrease in personnel-related expenses primarily was due to lower costs of bonus and equity-based incentive compensation offset by increased costs of salaries and benefits.

Closure and Impairment Charges		Variance 2022 vs 2021 Favorable (Unfavorable)		Variance 2021 vs 2020 Favorable (Unfavorable)
	2022		2021		2020
	(In millions)
Closure charges	$1.7	$2.0	$3.7	$(0.7)	$3.0
Impairment of goodwill	—	—	—	92.2	92.2
Impairment of tradename	—	—	—	11.0	11.0
Long-lived asset impairment	1.4	0.3	1.7	20.6	22.3
Impairment of reacquired franchise rights	—	—	—	3.3	3.3
Impairment of favorable leasehold intangible	—	—	—	0.8	0.8
Total	$3.1	$2.3	$5.4	$127.2	$132.6
Closure Charges
The closure charges of $1.7 million for the year ended December 31, 2022 comprised of $1.3 million for revisions to existing closure reserves, including accretion for approximately 40 IHOP restaurants closed prior to 2022 and $0.4 million related to three IHOP restaurants closed in 2022. The closure charges of $3.7 million for the year ended December 31, 2021 comprised $2.1 million related to 20 IHOP restaurants closed in 2021 and $1.6 million for revisions to existing closure reserves, including accretion for 28 IHOP restaurants closed prior to 2021.
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
The long-lived asset impairment of $1.4 million for the year ended December 31, 2022 comprised of $1.1 million related to the 69 Applebee's company-owned restaurants in North Carolina and South Carolina that were sold in October 2022 and $0.3 million related to two IHOP franchisee-operated restaurants. The impairment recorded represented the difference between the carrying value and the estimated fair value. The long-lived asset impairment of $1.7 million for the year ended December 31, 2021 related to five IHOP franchisee-operated restaurants for which the carrying amount exceeded the undiscounted cash flows.

Other Income and Expense Items		Variance 2022 vs 2021 Favorable (Unfavorable)		Variance 2021 vs 2020 Favorable (Unfavorable)
	2022		2021		2020
	(In millions)
Interest expense, net	$60.7	$2.6	$63.3	$3.6	$66.9
Amortization of intangible assets	10.6	0.1	10.7	0.2	10.9
(Gain) loss on disposition of assets	(2.5)	4.5	2.0	0.1	2.1
Total	$68.8	$7.2	$76.0	$3.9	$79.9

Interest Expense, Net
Interest expense, net, decreased $2.6 million in 2022 compared to 2021, primarily due to a $4.3 million increase in interest income offset by a $1.6 million increase in interest expense related to our revolving credit facility (the “Credit Facility”). See the “Liquidity and Capital Resources of the Company” section for additional discussion related to borrowings under our Credit Facility.
Amortization of Intangible Assets
Amortization of intangible assets primarily relates to franchising rights arising from the November 2007 acquisition of Applebee's and reacquired franchise rights arising from the December 2018 acquisition of 69 Applebee's restaurants from a former franchisee. The decrease in amortization expense in 2022 as compared to 2021 was insignificant.
(Gain) Loss on Disposition of Assets
The gain on disposition of assets for the year ended December 31, 2022 primarily related to the gain on sales of the land and buildings on which three IHOP restaurants were located, the 69 Applebee's company-operated restaurants and the termination of two IHOP restaurant leases. The loss on disposition of assets for the year ended 2021 primarily related to the disposition of capitalized software no longer in use.

Income Taxes		Variance 2022 vs 2021 Favorable (Unfavorable)		Variance 2021 vs 2020 Favorable (Unfavorable)
	2022		2021		2020
	(In millions)
Income tax provision (benefit)	$33.7	$(9.6)	$24.1	$(28.7)	$(4.6)
Effective tax rate	29.3%	(9.6)%	19.7%	(15.5)%	4.2%
The income tax provision will vary from period to period for two primary reasons: a change in pretax book income and a change in the effective tax rate. Changes in our pretax book income between 2022 and 2021 and are addressed in the preceding sections of “Consolidated Results of Operations - Fiscal 2022, 2021 and 2020.”
The fiscal year 2022 effective tax rate of 29.3% applied to pretax book income was different than the statutory Federal income tax rate of 21% due to the state and local income taxes and the non-deductibility of executive compensation. The effective tax rate further increased due to the increase in the effective state tax rate applied to revaluing deferred tax balances. The increase in the effective state tax rate was due to the non-recurring refranchising of 69 Applebee’s company-operated restaurants in the fourth quarter of 2022 and various state legislative changes.
The fiscal year 2021 effective tax rate of 19.7% applied to pretax book income was different than the statutory Federal income tax rate of 21% primarily due to the recognition of excess tax benefits on stock-based compensation, offset by non-deductibility of executive compensation and state and local income taxes.
As of each reporting date, we consider new evidence, both positive and negative, that could impact our view with regards to future realization of deferred tax assets. During fiscal 2022, we released a valuation allowance of $1.1 million related to state deferred tax assets based on positive evidence which suggests that deferred tax assets will be more likely than not to be realizable in the future. We also believe that the future realizability of benefits arising from foreign tax credit carryforwards and certain state net operating loss carryforwards does not meet the more-likely-than-not threshold. In recognition of this risk, there is a valuation allowance of $3.5 million as of December 31, 2022.

Liquidity and Capital Resources of the Company
Our total cash balances, net of revolving credit facility borrowings, at December 31, 2022, 2021 and 2020 were as follows:

	December 31, 2022	December 31, 2021	December 31, 2020
	(In millions)
Cash and cash equivalents	$269.7	$361.4	$383.4
Restricted cash, current	38.9	47.5	39.9
Restricted cash, non-current	16.4	16.4	32.8
Total cash, restricted cash and cash equivalents	325.0	425.3	456.1
Less: Revolving credit facility borrowing	(100.0)	—	(220.0)
Total cash, restricted cash and cash equivalents, net	$225.0	$425.3	$236.1
At December 31, 2022, we had contractual obligations to repay debt, make payments under operating leases, finance leases and financing obligations, and to purchase certain goods and services. Material cash requirements to satisfy these obligations were as follows:

Obligation	Due in Fiscal 2023	Due Thereafter	Total	Reference(1)
	(in millions)
Long-term debt (principal)	$100.0	$1,247.0	$1,347.0	Note 8 - Long-term Debt
Long-term debt (interest)	64.1	83.8	147.9	Note 8 - Long-term Debt
Operating leases	63.7	340.6	404.3	Note 10 - Leases
Finance leases	8.8	39.1	47.9	Note 10 - Leases
Financing obligations	4.0	41.1	45.1	Note 9 - Financing Obligations
Purchase commitments	95.2	0.4	95.6	Note 11 - Commitments and Contingencies
Total	$335.8	$1,752.0	$2,087.8
_________________________________
(1) See referenced note of Notes to the Consolidated Financial Statements for additional information about the obligation.
See Note 11 - Commitments and Contingencies, of the Notes to the Consolidated Financial Statements, for a description of the Company's lease guarantees.
We believe that our unrestricted cash and cash equivalents on hand, cash flow from operations and the borrowing capacity available under our Credit Facility will provide us with adequate liquidity for at least the next twelve months.
Long-Term Debt
Key provisions of our long-term debt potentially impacting liquidity are summarized below. See Note 8 - Long-term Debt, of the Notes to the Consolidated Financial Statements, for additional detail on long-term debt, including the balances outstanding at December 31, 2022 and 2021.
Instruments
Our long-term debt consists of two tranches of fixed rate senior secured notes, the Series 2019-1 4.194% Fixed Rate Senior Secured Notes, Class A-2-I (“Class A-2-I Notes”) in an initial aggregate principal amount of $700 million and the Series 2019-1 4.723% Fixed Rate Senior Secured Notes in an initial aggregate principal amount of $600 million (the “Class A-2-II Notes” and, together with the Class A-2-I Notes, the “2019 Class A-2 Notes”). In August 2022, Applebee's Funding LLC and IHOP Funding LLC (the “Co-Issuers”) entered into the Credit Facility that allows for drawings up to $325 million of variable funding notes on a revolving basis and the issuance of letters of credit.
Maturity
The legal final maturity of the 2019 Class A-2 Notes is in June 2049, but it is anticipated that, unless repaid earlier, the Class A-2-I Notes will be repaid in June 2024 and the Class A-2-II Notes will be repaid in June 2026.
The renewal date of the Credit Facility is June 2027, subject to two additional one-year extensions at the option of the Company upon the satisfaction of certain conditions.

Payment of Principal and Interest
While the 2019 Class A-2 Notes are outstanding, payment of principal and interest is required to be made on the Class A-2 Notes on a quarterly basis. The payment of principal on the 2019 Class A-2 Notes may be suspended when the leverage ratio for the Company and its subsidiaries is less than or equal to 5.25x. Exceeding the leverage ratio of 5.25x does not violate any covenant related to the Class A-2 Notes. On February 16, 2023, our Company's Board of Directors authorized a debt repurchase program of up to $100 million.
As of December 31, 2022, our leverage ratio was 4.4x. Therefore, quarterly principal payments are not required.
Make-whole Premiums
We may voluntarily repay the Class A-2 Notes at any time; however, if repaid prior to certain dates we would be required to pay make-whole premiums. As of December 31, 2022, the make-whole premium associated with voluntary prepayment of the Class A-2-I Notes was zero and will remain as such. As of December 31, 2022, the make-whole premium associated with voluntary prepayment of the Class A-2-II Notes was approximately $0.5 million; this amount declines each quarter to zero in June 2024. We would also be subject to a make-whole premium in the event of a mandatory prepayment required following certain rapid amortization events or certain asset dispositions. The mandatory make-whole premium requirements are considered embedded derivatives that must be bifurcated for separate valuation. We estimated the fair value of these derivatives to be immaterial as of December 31, 2022, based on the probability-weighted discounted cash flows associated with either event.
Covenants and Restrictions
Our long-term debt is subject to a series of covenants and restrictions customary for transactions of this type, including maintenance of a DSCR. In general, the DSCR ratio is net cash flow for the four quarters preceding the calculation date divided by the total debt service payments of the preceding four quarters. The complete definitions of the DSCR and all calculation elements are contained in the indenture, and subsequent amendments thereto, under which the Class A-2 Notes were issued.
Failure to maintain a prescribed DSCR can trigger the following events:
•DSCR less than 1.75x - Cash Flow Sweeping Event
•DSCR less than 1.20x - Rapid Amortization Event
•Interest-only DSCR less than 1.20x - Manager Termination Event
•Interest-only DSCR less than 1.10x - Default Event

Our DSCR for the reporting period ended December 31, 2022 was approximately 4.1x.
Credit Facility
In August 2022, the Co-Issuers entered into the Credit Facility that allows for drawings up to $325 million of variable funding notes on a revolving basis and the issuance of letters of credit. The applicable interest rate under the Credit Facility depends on the type of borrowing by the Co-Issuers. The applicable interest rate for advances is generally calculated at a per annum rate equal to the commercial paper funding rate or one-, two-, three- or six-month Secured Overnight Financing Rate (“SOFR”), in either case, plus 2.50%. The applicable interest rate for swingline advances and unreimbursed draws on outstanding letters of credit is a per annum base rate equal to the sum of (a) the greatest of (i) the prime rate in effect from time to time; (ii) the federal funds rate in effect from time to time plus 0.50%; and (iii) SOFR for a one-month tenor in effect at such time plus 0.50% plus (b) 2.00%.

In August 2022, the Company borrowed $100 million against the Credit Facility, all of which was outstanding at December 31, 2022. The amount of $3.4 million was pledged against the Credit Facility for outstanding letters of credit, leaving $221.6 million of the Credit Facility available for borrowing at December 31, 2022. It is anticipated that any principal and interest on the Credit Facility outstanding will be repaid in full on or prior to the quarterly payment date in June 2027, subject to two additional one-year extensions at the option of the Company upon the satisfaction of certain conditions. The letters of credit are used primarily to satisfy insurance-related collateral requirements. The weighted average interest rate on Credit Facility borrowings for the period outstanding during the year ended December 31, 2022 was 3.64%.

Cash Flows		Variance 2022 vs 2021 Favorable (Unfavorable)
	2022		2021
	(In millions)
Net cash provided by operating activities	$89.3	$(106.5)	$195.8
Net cash (used in) provided by investing activities	(80.9)	(84.8)	3.9
Net cash used in financing activities	(108.8)	121.6	(230.4)
Net decrease in cash, cash equivalents and restricted cash	$(100.4)	$(69.7)	$(30.7)
Operating Activities
Cash provided by operating activities is primarily driven by revenues earned and collected from our franchisees, and profit from our company-owned restaurants, rental operations and financing operations.
Cash provided by operating activities decreased $106.5 million in 2022 compared to 2021. The components of those changes are as follows:

		Variance 2022 vs 2021 Favorable (Unfavorable)
	2022		2021
	(In millions)
Net income	$81.1	$(16.8)	$97.9
Non-cash reconciling items	46.8	(4.6)	51.4
Changes in working capital	(38.6)	(85.1)	46.5
Cash provided by operating activities	$89.3	$(106.5)	$195.8
The change in net income was primarily due to higher G&A expenses, as discussed in preceding sections of this MD&A. Non-cash reconciling items (primarily closure and impairment charges, depreciation and amortization, deferred income taxes, stock-based compensation and gain/loss on extinguishment of debt) decreased $4.6 million from fiscal 2021. Net changes in working capital used cash of $38.6 million during fiscal 2022 compared to providing cash of $46.5 million during fiscal 2021. This unfavorable change of $85.1 million between years primarily resulted from a decrease in accrued employee incentive compensation and the timing of payments of advertising and marketing accruals as well as a decrease in income taxes paid.
Investing Activities
Investing activities used net cash of $80.9 million for the year ended December 31, 2022, as compared to providing net cash of $3.9 million in 2021. The components of those changes are as follows:

		Variance 2022 vs 2021 Favorable (Unfavorable)
	2022		2021
	(In millions)
Principal receipts from notes, equipment contracts and other long-term receivables	$17.1	$(3.1)	$20.2
Additions to property and equipment	(35.3)	(18.5)	(16.8)
Acquisition of business	(78.3)	(78.3)	—
Additions to long-term receivables	(1.1)	(1.1)	—
Proceeds from sale of assets	17.0	17.0	—
Other	(0.3)	(0.8)	0.5
Cash (used in) provided by investing activities	$(80.9)	$(84.8)	$3.9
The Company acquired Fuzzy's for $80 million in December 2022 (See Note 19 - Business Acquisition of the Notes to the Consolidated Financial Statements) but had no acquisitions in 2021.
Additions to property and equipment increased in 2022 as compared to 2021 due to increased capital spending such as investments in consumer-facing technology. Proceeds from the sales of assets in 2022 related to the sales of the land and buildings on which three IHOP restaurants were located and the 69 Applebee's company-operated restaurants. There were no such sales of assets in 2021.

The following table represents the timing of principal receipts from the Company's long-term receivables for equipment, real estate leases receivable, and other notes receivable from franchisees as of December 31, 2022:

	Principal Receipts Due By Period
	2023	2024	2025	2026	2027	Thereafter	Total
	(In millions)
Equipment leases(1)	$6.9	$6.4	$5.3	$3.9	$2.4	$1.7	$26.6
Real estate leases receivable(2)	3.6	1.8	1.1	1.1	1.2	9.7	18.5
Other notes(3)	6.6	2.9	2.5	2.1	0.1	3.0	17.2
Total	$17.1	$11.1	$8.9	$7.1	$3.7	$14.4	$62.3
__________________________________________
(1)Equipment leases receivable extend through the year 2029.
(2)Real estate leases receivable extend through the year 2042.
(3)Other notes receivable extend through the year 2028.
Financing Activities
Financing activities used cash of $108.9 million during the year ended December 31, 2022, as compared to using cash of $230.5 million in 2021. The components of the changes are as follows:

		Variance 2022 vs 2021 Favorable (Unfavorable)
	2022		2021
	(In millions)
Repurchase of common stock	$(120.5)	$(116.3)	$(4.2)
Dividends paid	(30.8)	(30.8)	—
Net repayment of long-term debt, including issuance costs	(45.1)	(35.3)	(9.8)
Net borrowing (repayment of) from Credit Facility	100.0	320.0	(220.0)
All other	(12.5)	(16.0)	3.5
Cash used in financing activities	$(108.9)	$121.6	$(230.5)

Financing activities used net cash of $108.9 million during 2022. The primary uses of cash in financing activities consisted of repurchases of our common stock totaling $120.5 million, voluntary repayments of long-term debt of $38.8 million purchased under par which resulted in a $1.4 million gain on debt extinguishment, dividends paid of $30.8 million and debt issuance costs of $6.3 million. These outflows were partially offset by net borrowings under our Credit Facility of $100.0 million. In March 2021, we repaid $220 million that was drawn on our Credit Facility in March 2020.
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

		Variance 2022 vs 2021 Favorable (Unfavorable)
	2022		2021
	(In millions)
Cash flows provided by operating activities	$89.3	$(106.5)	$195.8
Net receipts from notes and equipment receivables	10.6	(1.4)	12.0
Additions to property and equipment	(35.3)	(18.5)	(16.8)
Adjusted free cash flow	$64.6	$(126.4)	$191.0

The decrease in adjusted free cash flow in 2022 compared to 2021 was primarily due to the decrease in cash provided by operating activities and an increase in capital expenditures, each of which was discussed in preceding sections of this MD&A.
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
Dividends
During the year ended December 31, 2022, our Board of Directors declared a fourth quarter 2022 cash dividend of $0.51 per share, paid in January 2023. See Note 12 - Stockholders' Deficit, of the Notes to the Consolidated Financial Statements included in this report for all dividends paid and declared in fiscal 2022, 2021 and 2020.
Share Repurchases
On February 17, 2022, our Board of Directors authorized a new share repurchase program, effective April 1, 2022, of up to $250 million. In connection with the approval of the 2022 Repurchase Program, effective April 1, 2022, the 2019 share repurchase program ended.
A summary of shares repurchased under the 2022 Repurchase Program, during the year ended December 31, 2022 and cumulatively, is as follows:

	Shares	Cost of shares
		(In millions)
2022 Repurchase Program
Repurchased during the year ended December 31, 2022	1,149,589	$78.7
Cumulative (life-of-program) repurchases	1,149,589	$78.7
Remaining dollar value of shares that may be repurchased	n/a	$171.3
See Note 12 - Stockholders' Deficit, of the Notes to the Consolidated Financial Statements included in this report for shares repurchased in fiscal 2022, 2021 and 2020.
From time to time, we also repurchase shares owned and tendered by employees to satisfy tax withholding obligations on the vesting of restricted stock awards. Shares are deemed purchased at the closing price of our common stock on the vesting date. See Part II, Item 5 - Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities for detail on all share repurchase activity during the fourth quarter of 2022.
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
If no indicators of impairment have been noted during these preliminary assessments, we perform an assessment of goodwill and intangible assets annually in the fourth fiscal quarter. We first assess qualitatively whether it is more-likely-than-

not that an impairment does not exist. Significant factors considered in this assessment include, but are not limited to, macro-economic conditions, market and industry conditions, cost considerations, the competitive environment, share price fluctuations, overall financial performance and results of past impairment tests. If we do not qualitatively determine that it is more-likely-than-not that an impairment does not exist, we perform a quantitative impairment test.
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
During the year ended December 31, 2022, we qualitatively assessed our goodwill and intangible assets for impairment. One of the primary considerations underlying those assessments was the improvement in our system-wide sales in 2022 compared to the year ended December 31, 2021, as discussed above under “Consolidated Results of Operations - Fiscal 2022, 2021 and 2020,” and the impact that had on future system-wide sales forecasts relative to the sales forecasts that had been used in performing the 2021 quantitative tests for impairment. We concluded it was more likely than not that the fair values of goodwill and intangible assets exceeded their respective carrying amounts and quantitative tests of impairment were not necessary during the year ended December 31, 2022.

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
Business Acquisitions
We allocate the purchase price of acquired companies to the assets acquired and liabilities assumed based on estimated fair values at the acquisition date, with the excess of purchase price over the estimated fair value of the identifiable net assets acquired recorded as goodwill. The allocation of the purchase price requires us to make significant estimates and assumptions to determine the fair value of assets acquired and liabilities assumed and the related useful lives of the acquired assets, when applicable, as of the acquisition date.
Examples of assets we have acquired or may acquire in the future that required the use of critical estimates in valuations include, but are not limited to, tradenames and franchising rights. We engage third-party valuation specialists to assist in determining the fair value associated with our business combinations and related identifiable intangible assets. These estimates are inherently uncertain and unpredictable due to the sensitivity of the assumptions used, which may include, among others, the future expected cash flows and discount rates.
Changes in the judgments, assumptions and estimates that are used in our acquisition valuations and intangible asset and goodwill impairment testing, including discount rates or future operating results and related cash flow projections, could result in significantly different estimates of the fair values in the future. An increase in discount rates, a reduction in projected cash flows or a combination of the two could lead to a reduction in the estimated fair values, which may result in impairment charges that could materially affect our financial statements in any given year.

Accounting Standards Adopted in the Current Fiscal Year
See Note 2 - Basis of Presentation and Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements included in this report for a description of accounting standards we adopted in fiscal 2022.

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
Interest Rate Risk
The significant majority of our long-term debt outstanding at December 31, 2022 was issued at fixed interest rates (see Note 8 - Long-Term Debt, of the Notes to Consolidated Financial Statements). We are only exposed to interest rate risk on borrowings we make under our 2022 Class A-1 Notes, a revolving credit facility (the “Credit Facility”), borrowings from which are subject to variable interest rates. In August 2022, we borrowed $100 million against the Credit Facility, all of which was outstanding at December 31, 2022. A 1% increase or decrease in interest rates would not have a material impact on any fees associated with the Credit Facility.
We do not engage in speculative transactions nor do we hold or issue financial instruments for trading purposes. We had no material amounts of derivative instruments at December 31, 2022 and did not hold any material amount of derivative instruments during the year ended December 31, 2022.
Investments in instruments earning a fixed rate of interest carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. We currently do not hold any fixed rate investments.

Based on our interest-earning cash, cash equivalents and restricted cash balances as of December 31, 2022, a 1% change in interest rates would change our annual interest income by approximately $3.1 million.
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
The Company and owners of Applebee's and IHOP franchise restaurants are members of CSCS, a Co-op that manages procurement activities for the Applebee's and IHOP restaurants that belong to the Co-op. We believe the larger scale created by combining the supply chain requirements of both brands under one organization can provide cost savings and efficiency in the purchasing function. As of December 31, 2022, 100% of Applebee's domestic franchise restaurants and 99.5% of IHOP domestic franchise restaurants are members of CSCS. In some instances, IHOP and Applebee's may be required to guarantee their purchase of any remaining inventory of certain food and other items purchased by CSCS for the purpose of supplying limited time promotions on behalf of the Applebee's and IHOP systems as a whole. None of these food product guarantees is a derivative instrument. At December 31, 2022, our outstanding guarantees for food product purchases were $0.1 million.
International Currency Exchange Rate Risk
We have minimal exposure to international currency exchange rate fluctuations. Revenue derived from all international country operations comprised less than 2% of total consolidated revenue for the year ended December 31, 2022, such that a hypothetical concurrent 10% adverse change in the currency of every international country in which our franchisees operate restaurants would have a negative impact of less than 0.2% of our consolidated revenue. We do not hold a material amount of cash and cash equivalents in currencies other than the U.S. Dollar.

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Dine Brands Global, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Dine Brands Global, Inc. and Subsidiaries (the Company) as of January 1, 2023 and January 2, 2022, the related consolidated statements of comprehensive income (loss), stockholders’ deficit and cash flows for each of the three years in the period ended January 1, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 1, 2023 and January 2, 2022, and the results of its operations and its cash flows for each of the three years in the period ended January 1, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 1, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2023 expressed an unqualified opinion thereon.

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

Acquisition of Fuzzy’s Taco Shop
Description of the Matter

During 2022, the Company completed its acquisition of FTO Holding Company, LLC for total consideration of $80 million, as disclosed in Notes 1, 7 and 19 to the consolidated financial statements. The transaction was accounted for as a business combination, which requires that the assets acquired and liabilities assumed be recognized at their acquisition date fair values.

Auditing the Company's accounting for its acquisition of FTO Holding Company, LLC was complex due to the significant estimation required in management’s determination of the fair value of the tradename intangible asset of $57.2 million. The estimate was based on a complex discounted cash flow valuation model and was sensitive to changes in the significant underlying assumptions. The significant assumptions used included discount rates and future revenue growth rates, which are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the Company's controls over its accounting for business combinations. For example, we tested controls over the review of the valuation model and significant assumptions used to estimate the fair value of tradename intangible asset.

Our procedures to test the estimated fair value of the tradename intangible asset included, among others, evaluating the Company's selection of the valuation methodology, testing the significant assumptions used in the model, and evaluating the completeness and accuracy of the underlying data. For example, we compared the significant assumptions to market trends, to the historical results of the acquired entity, and to the Company’s historical results. Further, we involved our valuation specialists to assist in the evaluation of the methodology and certain significant assumptions used in the valuation model, and to perform an independent estimate of the fair value.

/s/ ERNST & YOUNG LLP

We have served as the Company’s auditor since 2004.

Los Angeles, California
March 1, 2023

Dine Brands Global, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share amounts)

	December 31,
Assets	2022	2021
Current assets:
Cash and cash equivalents	$269,655	$361,412
Receivables, net of allowance of $4,806 (2022) and $4,959 (2021)	119,981	119,968
Restricted cash	38,929	47,541
Prepaid gift card costs	30,235	28,175
Prepaid income taxes	3,063	10,529
Other current assets	17,901	6,728
Total current assets	479,764	574,353
Other intangible assets, net	597,028	539,390
Operating lease right-of-use assets	289,123	335,428
Goodwill	253,956	251,628
Property and equipment, net	145,277	179,411
Deferred rent receivable	42,329	50,257
Long-term receivables, net of allowance of $5,529 (2022) and $6,897 (2021)	39,697	42,493
Non-current restricted cash	16,400	16,400
Other non-current assets, net	17,917	10,006
Total assets	$1,881,491	$1,999,366

Liabilities and Stockholders' Deficit
Current liabilities:
Current maturities of long-term debt	$100,000	$—
Accounts payable	52,067	55,956
Gift card liability	171,966	165,530
Current maturities of operating lease obligations	59,071	72,079
Current maturities of finance lease and financing obligations	7,542	10,693
Accrued employee compensation and benefits	23,456	40,785
Accrued advertising expenses	24,157	33,752
Dividends payable	8,017	6,919
Other accrued expenses	24,446	25,016
Total current liabilities	470,722	410,730
Long-term debt, net, less current maturities	1,241,914	1,279,623
Operating lease obligations, less current maturities	275,120	320,848
Finance lease obligations, less current maturities	30,377	59,625
Financing obligations, less current maturities	28,358	31,967
Deferred income taxes, net	74,651	76,228
Deferred franchise revenue, long-term	42,343	46,100
Other non-current liabilities	19,090	17,052
Total liabilities	2,182,575	2,242,173
Commitments and contingencies
Stockholders' deficit:
Preferred stock, $1 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; shares: 40,000,000 authorized; 2022 -24,959,972 issued, 15,599,239 outstanding; 2021 - 24,992,275 issued, 17,163,946 outstanding	250	250
Additional paid-in-capital	259,339	256,189
Retained earnings	84,538	35,415
Accumulated other comprehensive loss	(65)	(59)
Treasury stock, at cost; shares: 2022 - 9,360,733; 2021 - 7,828,329	(645,146)	(534,602)
Total stockholders' deficit	(301,084)	(242,807)
Total liabilities and stockholders' deficit	$1,881,491	$1,999,366

See the accompanying notes to the consolidated financial statements.

Dine Brands Global, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In thousands, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenues:
Franchise revenues:
Royalties, franchise fees and other	$373,110	$357,146	$267,959
Advertising revenues	289,328	274,790	201,494
Total franchise revenues	662,438	631,936	469,453
Company restaurant sales	126,869	146,000	108,054
Rental revenues	116,491	113,933	105,939
Financing revenues	3,604	4,298	5,822
Total revenues	909,402	896,167	689,268
Cost of revenues:
Franchise expenses:
Advertising expenses	287,063	272,303	202,012
Bad debt expense (credit)	261	(4,928)	12,756
Other franchise expenses	34,584	28,512	24,204
Total franchise expenses	321,908	295,887	238,972
Company restaurant expenses	121,722	136,748	111,550
Rental expenses:
Interest expense from finance leases	2,962	3,446	4,563
Other rental expenses	85,033	84,397	84,939
Total rental expenses	87,995	87,843	89,502
Financing expenses	419	464	528
Total cost of revenues	532,044	520,942	440,552
Gross profit	377,358	375,225	248,716
General and administrative expenses	190,746	171,838	144,791
Interest expense, net	60,742	63,331	66,895
Closure and impairment charges	3,062	5,409	132,620
Amortization of intangible assets	10,559	10,679	10,903
(Gain) loss on disposition of assets	(2,536)	2,045	2,069
Income (loss) before income taxes	114,785	121,923	(108,562)
Income tax (provision) benefit	(33,674)	(24,059)	4,568
Net income (loss)	81,111	97,864	(103,994)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(6)	(4)	3
Total comprehensive income (loss)	$81,105	$97,860	$(103,991)
Net income (loss) available to common stockholders:
Net income (loss)	$81,111	$97,864	$(103,994)
Less: Net income allocated to unvested participating restricted stock	(2,174)	(2,295)	(420)
Net income (loss) available to common stockholders	$78,937	$95,569	$(104,414)
Net income (loss) available to common stockholders per share:
Basic	$4.97	$5.69	$(6.43)
Diluted	$4.96	$5.66	$(6.43)
Weighted average shares outstanding:
Basic	15,873	16,799	16,230
Diluted	15,901	16,890	16,230

See the accompanying notes to the consolidated financial statements.

Dine Brands Global, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Deficit
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock
	Shares Outstanding	Amount				Shares	Cost	Total
Balance at December 31, 2019	16,522	$249	$246,192	$61,653	$(58)	8,404	$(549,810)	$(241,774)
Adoption of credit loss accounting guidance	—	—	—	(497)	—	—	—	(497)
Net loss	—	—	—	(103,994)	—	—	—	(103,994)
Other comprehensive gain	—	—	—	—	3	—	—	3
Purchase of common stock	(460)	—	—	—	—	460	(26,527)	(26,527)
Reissuance of treasury stock	433	—	1,102	—	—	(433)	19,420	20,522
Net use of shares for stock plans	(8)	—	—	—	—	—	—	—
Repurchase of restricted shares for taxes	(36)	—	(2,479)	—	—	—	—	(2,479)
Stock-based compensation	—	—	12,508	—	—	—	—	12,508
Dividends on common stock	—	—	507	(12,715)	—	—	—	(12,208)
Tax payments for share settlement of restricted stock units	—	—	(205)	—	—	—	—	(205)
Balance at December 31, 2020	16,452	249	257,625	(55,553)	(55)	8,430	(556,917)	(354,651)
Net income	—	—	—	97,864	—	—	—	97,864
Other comprehensive loss	—	—	—	—	(4)	—	—	(4)
Purchase of common stock	(59)	—	—	—	—	59	(4,480)	(4,480)
Reissuance of treasury stock	661	1	(1,459)	—	—	(661)	26,795	25,337
Net use of shares for stock plans	132	—	—	—	—	—	—	—
Repurchase of restricted shares for taxes	(22)	—	(1,771)	—	—	—	—	(1,771)
Stock-based compensation	—	—	11,577	—	—	—	—	11,577
Dividends on common stock	—	—	—	(6,896)	—	—	—	(6,896)
Tax payments for share settlement of restricted stock units	—	—	(9,783)	—	—	—	—	(9,783)
Balance at December 31, 2021	17,164	250	256,189	35,415	(59)	7,828	(534,602)	(242,807)
Net income	—	—	—	81,111	—	—	—	81,111
Other comprehensive loss	—	—	—	—	(6)	—	—	(6)
Purchase of common stock	(1,738)	—	—	—	—	1,738	(120,163)	(120,163)
Reissuance of treasury stock	205	—	(9,378)	—	—	(205)	9,619	241
Net use of shares for stock plans	7	—	—	—	—	—	—	—
Repurchase of restricted shares for taxes	(39)	—	(2,867)	—	—	—	—	(2,867)
Stock-based compensation	—	—	16,131	—	—	—	—	16,131
Dividends on common stock	—	—	219	(31,988)	—	—	—	(31,769)
Tax payments for share settlement of restricted stock units	—	—	(955)	—	—	—	—	(955)
Balance at December 31, 2022	15,599	$250	$259,339	$84,538	$(65)	9,361	$(645,146)	$(301,084)

See the accompanying notes to the consolidated financial statements.

Dine Brands Global, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net income (loss)	$81,111	$97,864	$(103,994)
Adjustments to reconcile net income (loss) to cash flows provided by operating activities:
Depreciation and amortization	37,952	39,885	42,829
Non-cash stock-based compensation expense	16,131	11,577	12,508
Non-cash closure and impairment charges	2,927	5,324	132,501
Non-cash interest expense	3,016	2,852	2,698
Deferred income taxes	(1,071)	(2,065)	(20,049)
Deferred revenue	(4,474)	(6,573)	(7,111)
(Gain) loss on disposition of assets	(2,536)	2,041	2,069
Other	(5,160)	(1,593)	(1,246)
Changes in operating assets and liabilities:
Accounts receivable, net	(2,574)	7,301	(9,750)
Deferred rent receivable	7,928	6,192	13,859
Current income tax receivables and payables	8,326	(3,837)	16,143
Operating lease assets and liabilities	(11,823)	(18,212)	(15,179)
Gift card receivables and payables	2,783	14,759	12,231
Other current assets	(12,706)	(629)	(2,191)
Accounts payable	(3,665)	13,131	6,455
Accrued employee compensation and benefits	(16,264)	19,714	(1,909)
Accrued advertising expenses	(10,020)	12,111	12,881
Other current liabilities	(545)	(4,007)	3,758
Cash flows provided by operating activities	89,336	195,835	96,503
Cash flows from investing activities
Principal receipts from notes, equipment contracts and other long-term receivables	17,057	20,230	31,155
Net additions to property and equipment	(35,318)	(16,849)	(10,927)
Proceeds from sale of property and equipment	17,028	946	537
Additions to long-term receivables	(1,069)	—	(1,475)
Acquisition of business, net of cash acquired	(78,264)	—	—
Other	(338)	(466)	(565)
Cash flows (used in) provided by investing activities	(80,904)	3,861	18,725
Cash flows from financing activities
Repayment of long-term debt	(38,768)	(9,750)	(3,250)
Borrowings from revolving credit facility	100,000	—	220,000
Repayments of revolving credit facility	—	(220,000)	—
Payment of debt issuance costs	(6,289)	—	—
Dividends paid on common stock	(30,765)	—	(23,934)
Repurchase of common stock	(120,452)	(4,191)	(29,853)
Principal payments of finance lease obligations	(8,946)	(10,238)	(12,451)
Proceeds from stock options exercised	241	25,337	20,523
Repurchase of restricted stock for tax payments upon vesting	(2,867)	(1,771)	(2,480)
Tax payments for share settlement of restricted stock units	(955)	(9,783)	(205)
Cash flows (used in) provided by financing activities	(108,801)	(230,396)	168,350
Net change in cash, cash equivalents and restricted cash	(100,369)	(30,700)	283,578
Cash, cash equivalents and restricted cash at beginning of year	425,353	456,053	172,475
Cash, cash equivalents and restricted cash at end of year	$324,984	$425,353	$456,053
Supplemental disclosures
Interest paid	$64,599	$65,229	$69,208
Income taxes paid	$28,085	$31,300	$11,873
Non-cash conversion of accounts receivable to notes receivable	$84	$4,258	$1,307
See the accompanying notes to the consolidated financial statements.

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

1. The Company
The first International House of Pancakes® (“IHOP”) restaurant opened in 1958 in Toluca Lake, California. Shortly thereafter, the Company began developing and franchising additional restaurants. The Company was incorporated as IHOP Corp. under the laws of the State of Delaware in 1976. In November 2007, the Company acquired Applebee's International, Inc., which became a wholly-owned subsidiary of the Company. Effective June 2, 2008, the name of the Company was changed to DineEquity, Inc. and on February 20, 2018, the name of the Company was changed to Dine Brands Global, Inc.® (“Dine Brands Global”). In December 2022, the Company acquired FTO Holding Company, LLC (“Fuzzy's”), which owns the Fuzzy's Taco Shop® concept and became a wholly-owned subsidiary of the Company.
The Company owns, franchises and operates three restaurant concepts: Applebee's Neighborhood Grill + Bar® (“Applebee's”), in the American full-service restaurant segment within the casual dining category of the restaurant industry; IHOP®, in the family dining mid-scale full-service category of the restaurant industry; and Fuzzy’s Taco Shop®, in the Mexican food segment within the fast-casual dining category of the restaurant industry.
As of December 31, 2022, there were 1,781 IHOP restaurants, of which 1,625 were subject to franchise agreements and 156 were subject to area license agreements. These IHOP restaurants were located in all 50 states of the United States, the District of Columbia, two United States territories and nine countries outside the United States. As of December 31, 2022, there were 1,678 Applebee's® restaurants, all of which were subject to franchise agreements. These Applebee's restaurants were located in 49 states of the United States, two United States territories and 11 countries outside the United States. As of December 31, 2022, the Company had 137 Fuzzy restaurants in 18 states of the United States, of which 134 were subject to franchise agreements and three were company-operated.
References herein to Applebee's, IHOP, and Fuzzy's restaurants are to these restaurant concepts, whether operated by franchisees, area licensees or the Company. Retail sales at restaurants that are owned by franchisees and area licensees are not attributable to the Company.

2. Basis of Presentation and Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of Dine Brands Global, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Fiscal Periods
The Company has a 52/53 week fiscal year that ends on the Sunday nearest to December 31 of each year. In a 52-week fiscal year, each fiscal quarter contains 13 weeks, comprised of two, four-week fiscal months followed by a five-week fiscal month. In a 53-week fiscal year, the last month of the fourth fiscal quarter contains six weeks. For convenience, the Company refers to its fiscal years as ending on December 31 and its fiscal quarters as ending on March 31, June 30 and September 30. The December 31, 2022 fiscal year ended January 1, 2023 and contained 52 weeks. The 2021 fiscal year ended January 2, 2022 contained 52 weeks. The 2020 fiscal year ended January 3, 2021 contained 53 weeks.
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

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Risks and Uncertainties
The Company is subject to risks and uncertainties as a result of the outbreak of a novel strain of coronavirus, designated “COVID-19” and declared to be a pandemic in March 2020. The Company first began to experience impacts from COVID-19 in March 2020, as federal, state and local governments reacted to the public health crisis by encouraging and/or requiring social distancing, instituting shelter-in-place orders, and requiring, in varying degrees, restaurant dine-in limitations and other restrictions that largely limited the restaurants of the Company's franchisees and its company-operated restaurants to take-out and delivery sales during the initial stages of the pandemic. Subsequently, government-imposed dine-in restrictions have been relaxed, removed and reinstated as incidents of infection decrease or increase within the respective governmental jurisdictions. As of December 31, 2022, almost all of the restaurants were open and operating without government-mandated restriction.

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
Accounts receivable are derived from revenues earned from franchisees and area licensees located primarily in the United States. Financing receivables arise from the financing of restaurant equipment, real estate leases or franchise fees with the Company by IHOP franchisees. The Company is subject to a concentration of credit risk with respect to receivables from franchisees that own a large number of Applebee's or IHOP restaurants. As of December 31, 2022, two franchisees (one Applebee's franchisee and one franchisee with cross-brand ownership) operated a combined total of 825 Applebee's and IHOP restaurants in the United States, which comprised 25.4% of the total Applebee's and IHOP franchise and area license restaurants in the United States. Revenues from these two franchisees represented 18.8%, 18.0%, and 17.1% of total consolidated revenue for the years ended December 31, 2022, 2021 and 2020, respectively. One franchisee represented 12.5%, 11.8%, and 11.0% of total consolidated revenue for the years ended December 31, 2022, 2021 and 2020, respectively. Receivables from these franchisees totaled $20.9 million and $19.7 million at December 31, 2022 and 2021, respectively.
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

	December 31,
	2022	2021
	(In millions)
Money market funds	$75.0	$30.0
IHOP advertising funds and gift card programs	96.7	101.5
Other depository accounts	98.0	229.9
Total cash and cash equivalents	$269.7	$361.4

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Restricted Cash
Current
Current restricted cash primarily consisted of funds required to be held in trust in connection with the Company's securitized debt and funds from Applebee's and Fuzzy's franchisees pursuant to franchise agreements, usage of which was restricted to advertising activities. The components of current restricted cash were as follows:

	December 31,
	2022	2021
	(In millions)
Securitized debt reserves	$32.4	$29.9
Applebee's advertising funds	5.4	17.5
Other	1.1	0.1
Total current restricted cash	$38.9	$47.5

Non-current

Non-current restricted cash of $16.4 million and $16.4 million at December 31, 2022 and 2021, respectively, represents interest reserves set aside for the duration of the securitized debt. The required reserve is approximately one quarter's interest payment on the Company's securitized debt. The Company voluntarily increased the amount held in non-current cash to twice the required amount during the year ended December 31, 2020 and reduced the reserve back to the minimum amount during the year ended December 31, 2021.
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

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Goodwill and Intangible Assets
Goodwill is recorded when the aggregate purchase price of an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Intangible assets resulting from an acquisition are accounted for using the purchase method of accounting and are estimated by management based on the fair value of the assets received. The Company's identifiable intangible assets are comprised primarily of the Applebee's tradename and Applebee's franchise agreements and as of December 2022, the Fuzzy's tradename and Fuzzy's franchise agreements. Identifiable intangible assets with finite lives (franchise agreements) are amortized over the period of estimated benefit using the straight-line method and estimated useful lives. Goodwill and intangible assets considered to have an indefinite life (primarily the tradenames) are not subject to amortization. The determination of indefinite life is subject to reassessment if changes in facts and circumstances indicate the period of benefit has become finite.
Goodwill has been allocated to four reporting units. The significant majority of the Company's goodwill resulted from the November 29, 2007 acquisition of Applebee's and was allocated to the Applebee's franchised restaurants unit (“Applebee's franchise unit”). Smaller amounts of goodwill arising from other business combinations have been allocated to the Fuzzy's franchised restaurants unit (“Fuzzy's franchise unit”), the IHOP franchised restaurants unit (“IHOP franchise unit”) and the Applebee's company restaurants unit (“Applebee's company unit”). See Note 6 - Goodwill, of the Notes to the Consolidated Financial Statements for additional information.
The Company evaluates the goodwill of the Applebee's franchise and company units and the indefinite-lived Applebee's tradename for impairment as of October 31 of each year. The Company evaluates the goodwill of the IHOP franchise unit and the Fuzzy's franchise unit for impairment as of December 31 of each year. In addition to the annual evaluation for impairment, goodwill and indefinite-lived intangible assets are evaluated more frequently if the Company believes indicators of impairment exist.
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
Business Combinations
From time to time, we may enter into business combinations. In accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations, the Company applies the acquisition method for acquisitions that meet the definition of a business combination. Under the acquisition method, the Company estimates the fair value of the identifiable assets and liabilities of the acquired entity on the acquisition date. Acquired intangible assets are valued using different methods under the income approach, including but not limited to, the multi-period excess earnings method for tradenames and franchising rights and the relief-from-royalty method for recipes. The Company measures goodwill as the excess of consideration transferred over the net of the acquisition date fair values of the identifiable assets acquired and liabilities assumed. Goodwill is assigned to each reporting unit that is expected to benefit from the synergies of the business combination. Acquisition-related expenses and

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

transaction costs associated with business combinations are expensed in the period incurred which is included in the transaction-related expenses line item of the Consolidated Statements of Comprehensive Income (Loss).
Revenue Recognition
The Company's revenues are recorded in four categories: franchise operations, company restaurant operations, rental operations and financing operations. Franchise revenue (which comprises most of the Company's revenues) and revenue from company-operated restaurants are recognized in accordance with ASC 606 - Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, revenue is recognized upon transfer of control of promised services or goods to customers in an amount that reflects the consideration the Company expects to receive for those services or goods. The Company's rental and financing revenues are recognized in accordance with other U.S. GAAP accounting standards and are not subject to ASC 606.
Franchise Revenues
The Company franchises the Applebee’s, IHOP and Fuzzy's restaurant concepts. The franchise arrangement for the brands is documented in the form of a franchise agreement and, in most cases, a development agreement. The franchise arrangement between the Company as the franchisor and the franchisee as the customer requires the Company to perform various activities to support the brand that do not directly transfer goods and services to the franchisee, but instead represent a single performance obligation, which is the transfer of the franchise license. The intellectual property subject to the franchise license is symbolic intellectual property as it does not have significant standalone functionality, and substantially all the utility is derived from its association with the Company’s past or ongoing activities. The nature of the Company’s promise in granting the franchise license is to provide the franchisee with access to the brand’s symbolic intellectual property over the term of the license. The services provided by the Company are highly interrelated with the franchise license and as such are considered to represent a single performance obligation.
The transaction price in a standard franchise arrangement for the brands primarily consists of (a) initial franchise/development fees; (b) continuing franchise fees (royalties); and (c) advertising fees. Since the Company considers the licensing of the franchising right to be a single performance obligation, no allocation of the transaction price is required. Additionally, all domestic IHOP franchise agreements require franchisees to purchase proprietary pancake and waffle dry mix from the Company.
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

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Rental Revenues
Rental operations revenues include revenues from operating leases and interest income from real estate leases. See Basis of Presentation and Summary of Significant Accounting Policies - Leases.
Financing Revenues
Financing operations revenues consist primarily of interest income from the financing of franchise fees and equipment leases, other notes receivable from franchisees and sales of equipment associated with refranchised IHOP restaurants. Interest income is recorded as earned.
Gift Card
The Company administers gift card programs for each restaurant concept. The Company records a liability in the period in which a gift card is sold and recognizes costs associated with its administration of the gift card programs as prepaid assets when the costs are incurred. The liability and prepaid asset recorded on the Company's books are relieved when gift cards are redeemed. If redemption occurs at a franchisee-operated restaurant, the gift card revenue, net of costs, is remitted to the franchisee. The Company receives gift card breakage revenue only from gift cards redeemed at company-operated restaurants. Breakage revenue for gift cards estimated to be redeemable at company-operated restaurants for the years ended December 31, 2022, 2021 and 2020 was $0.3 million in each year.
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
The rental payments (as lessee) or receipts (as lessor) on those property leases that meet the finance lease criteria result in the recognition of interest expense or interest income and a reduction of finance lease obligation or financing lease receivable, respectively. Finance lease obligations are amortized based on the Company's incremental borrowing rate and real estate leases receivable are amortized using the implicit interest rate.
Pre-opening Expenses
Expenditures related to the opening of new or relocated restaurants are charged to expense when incurred.
Advertising
Advertising expense reflected in the Consolidated Statements of Comprehensive Income (Loss) includes contributions to the national advertising funds made by Applebee's and IHOP, local marketing advertising costs incurred by company-operated restaurants, and certain advertising costs incurred by the Company to benefit future franchise operations. Costs of advertising typically are expensed either as incurred or the first time the advertising takes place. Any excess or deficiency of advertising fee revenue compared to advertising expenditures, is recognized in the fourth quarter of the Company's fiscal year. Any excess of revenue over expenditures is recognized only to the extent of previously recognized deficits. When advertising revenues exceed the related advertising expenses and there is no recovery of a previously recognized deficit of advertising revenues, advertising costs are accrued up to the amount of revenues.
Advertising expense included in company restaurant operations for the years ended December 31, 2022, 2021 and 2020 was $5.6 million, $6.8 million and $5.2 million, respectively.
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
The fair values of non-current financial instruments, determined based on Level 2 inputs, are shown in the following table:

	December 31,
	2022	2021
	(In millions)
Face value of Series 2019-1 Fixed Rate Senior Secured Notes	$1,247.0	$1,287.0
Fair value of Series 2019-1 Fixed Rate Senior Secured Notes	$1,167.0	$1,312.9

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
Other Comprehensive Income (Loss)
For the years ended December 31, 2022, 2021 and 2020, the income tax benefit or provision allocated to items of other comprehensive income (loss) was not significant.

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
Reporting Segments
The Company identifies its reporting segments based on the organizational units used by management to monitor performance and make operating decisions. The Company has six operating segments: Applebee's franchise operations, IHOP franchise operations, Fuzzy's franchise operations, rental operations, financing operations and company-operated restaurant operations. The Company has four reporting segments: franchise operations, (an aggregation of each restaurant concept's franchise operations), rental operations, financing operations and company-operated restaurant operations. The Company considers these to be its reportable segments, regardless of whether any segment exceeds 10% of consolidated revenues, income before income tax provision or total assets.
Franchise Segment
As of December 31, 2022, the franchise operations reportable segment consisted of 1,678 restaurants operated by Applebee's franchisees in the United States, two United States territories and 11 countries outside the United States; 1,781 restaurants operated by IHOP franchisees and area licensees in the United States, two United States territories and nine countries outside the United States; and 134 restaurants operated by Fuzzy's franchisees in the United States. Franchise operations revenue consists primarily of royalties and advertising fees based on a percentage of the franchisee's gross sales, sales of proprietary products (primarily IHOP pancake and waffle dry mixes) and other franchise fees.
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
Company Segment
As of December 31, 2022, the company-operated three Fuzzy's restaurants that were acquired in December 2022. During 2022, 2021 and 2020, the company-operated 69 Applebee's restaurants that were acquired from a former franchisee in December 2018. The 69 Applebee's company-operated restaurants were sold in October 2022. All company-operated restaurants were located in the United States. Company restaurant sales are retail sales at company-operated restaurants. Company restaurant expenses are operating expenses at company-operated restaurants and include food, beverage, labor, benefits, utilities, rent and other operating costs.

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Accounting Standards Adopted in the Current Fiscal Year
In July 2021, the FASB issued guidance which affect lessors with lease contracts that (i) have variable lease payments that do not depend on a reference index or a rate and (ii) would have resulted in the recognition of a selling loss at lease commencement if classified as sales-type or direct financing. The amendments are effective for fiscal years beginning after December 15, 2021. Adoption did not have any material effect on the consolidated financial statements.
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

3. Revenue
The following table disaggregates our franchise revenues by major type for the years ended December 31, 2022, 2021 and 2020:

	Year ended December 31,
	2022	2021	2020
Franchise Revenues	(In thousands)
Royalties	$303,724	$292,372	$215,214
Advertising fees	289,328	274,790	201,494
Pancake and waffle dry mix sales and other	60,749	51,250	38,936
Franchise and development fees	8,637	13,524	13,809
Total franchise revenues	$662,438	$631,936	$469,453
Accounts and other receivables related to franchise revenues as of December 31, 2022 and 2021 were $69 million (net of allowance of $1.3 million) and $66 million (net of allowance of $1.1 million), respectively, and were included in receivables, net in the Consolidated Balance Sheets.
Changes in the Company's deferred franchise revenue during the year ended December 31, 2022 were as follows:

Deferred Franchise Revenue (short- and long-term)
(In thousands)
Balance at December 31, 2021	$53,346
Recognized as revenue during the year ended December 31, 2022	(8,518)
Fees deferred during the year ended December 31, 2022	4,044
Acquisition addition	621
Balance at December 31, 2022	$49,493

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

3. Revenue (Continued)
The balance of deferred franchise revenue as of December 31, 2022 is expected to be recognized as follows:

(In thousands)
2023	$7,150
2024	6,478
2025	5,699
2026	4,850
2027	3,954
Thereafter	21,362
Total	$49,493

4. Current Expected Credit Losses (“CECL”)
The CECL reserve methodology requires companies to measure expected credit losses on financial instruments based on the total estimated amount to be collected over the lifetime of the instrument. Under the CECL model, reserves may be established against financial asset balances even if the risk of loss is remote or has not yet manifested itself.
In applying the CECL methodology, the Company developed its estimated loss reserves in the following manner. The Company continued to record specific reserves against account balances of franchisees deemed “at-risk” when a potential loss is likely or imminent as a result of prolonged payment delinquency (greater than 90 days past due) and where notable credit deterioration has become evident. For financial assets that are not currently deemed “at-risk,” an allowance is recorded based on expected loss rates derived pursuant to the following CECL methodology that assesses four components: (1) historical losses, (2) current conditions, (3) reasonable and supportable forecasts, and (4) reversion to history, if applicable.
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
Notes Receivable
Notes receivable balances primarily relate to the conversion of certain Applebee's franchisee accounts receivable to notes receivable, cash loans to franchisees for working capital purposes, a note receivable in connection with the sale of IHOP company restaurants in June 2017, and IHOP franchise fee and other notes. The notes are typically collateralized by the franchise. The notes generally have a term from one to eight years and bear interest averaging 5.3% and 4.0% per annum at December 31, 2022 and 2021, respectively. Due to the risk inherent in Applebee's notes that were converted from previously delinquent franchisee accounts receivable balances, a significant portion of these notes have specific reserves recorded against them totaling $8.8 million as of December 31, 2022.
Equipment Leases Receivable
Equipment leases receivable primarily relate to IHOP franchise development activity prior to 2003. IHOP provided the financing for the leasing of the equipment. Equipment lease contracts are collateralized by the equipment in the restaurant. Equipment lease contracts are due in equal weekly installments, and bear interest averaging 9.8% and 9.9% per annum at December 31, 2022 and 2021, respectively. The term of an equipment lease contract typically coincides with the term of the corresponding restaurant building lease. The weighted average remaining life of the Company’s equipment leases is 3.9 years as of December 31, 2022. The estimated fair value of the equipment collateralizing these lease contracts are not deemed to be significant given the very seasoned and mature nature of this portfolio.
Real Estate Leases Receivable
Real estate lease receivable also primarily relate to IHOP franchise development activity prior to 2003 when IHOP typically leased or purchased the restaurant site, built and equipped the restaurant, and then franchised the restaurant to a franchisee. IHOP provided the financing for leasing or subleasing the site. Real estate lease receivables at December 31, 2022, were comprised of 48 leases with a weighted average remaining life of 10.2 years, and relate to locations that IHOP is leasing from third parties and subleasing to franchisees. Where applicable, building leases and equipment contracts contain cross-default provisions wherein a default under one constitutes a default under all.
Distributor Receivables
Receivables due from distributors are related to the sale of IHOP’s proprietary pancake and waffle dry mix to franchisees through the Company’s network of suppliers and distributors and are included as part of Other receivables.
Total receivables balances at December 31, 2022 and 2021 were as follows:

Receivables	2022	2021
	(In millions)
Accounts receivable	$67.5	$63.6
Gift card receivables	34.6	33.4
Notes receivable	17.2	19.7
Financing receivables:
Equipment leases receivable	26.6	33.4
Real estate leases receivable	18.5	16.7
Other receivables	5.6	7.6
	170.0	174.4
Less: allowance for doubtful accounts and notes receivable	(10.3)	(11.9)
	159.7	162.5
Less: current portion	(120.0)	(120.0)
Long-term receivables	$39.7	$42.5

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

4. Current Expected Credit Losses (Continued)

Changes in the allowance for credit losses during the years ended December 31, 2022 and 2021 were as follows:

	Accounts Receivable	Notes receivable, short-term	Notes receivable, long-term	Lease Receivables	Equipment Receivables	Other (1)	Total
	(In millions)
Balance, December 31, 2020	$11.2	$3.6	$5.3	$0.4	$2.3	$0.3	$23.1
Bad debt (credit) expense	(8.2)	1.4	1.1	0.1	0.8	(0.1)	(4.9)
Advertising provision adjustment	(1.8)	(0.3)	0.2	—	—	—	(1.9)
Write-offs	(0.2)	(0.9)	—	(0.5)	(3.0)	—	(4.6)
Recoveries	0.0	—	—	0.2	—	—	0.2
Balance, December 31, 2021	$1.0	$3.8	$6.6	$0.2	$0.1	$0.2	$11.9
Bad debt (credit) expense	(0.1)	1.4	(1.1)	0.0	(0.0)	0.0	0.3
Advertising provision adjustment	0.5	(0.8)	(0.2)	—	—	—	(0.5)
Write-offs	(0.3)	(0.9)	—	(0.0)	(0.0)	(0.3)	(1.5)
Recoveries	0.1	—	—	0.0	0.0	0.0	0.1
Balance, December 31, 2022	$1.2	$3.5	$5.3	$0.2	$0.1	$(0.1)	$10.3
_________________________________
(1) Primarily consists of distributor receivables, gift card receivables, and credit card receivables.
The Company's primary credit quality indicator for all portfolio segments is delinquency. The delinquency status of receivables (other than accounts receivable, gift card receivables and distributor receivables) at December 31, 2022 was as follows:

	Notes receivable, short-term	Notes receivable, long-term	Lease Receivables	Equipment Receivables	Other (1)	Total
	(In millions)
Current	$4.9	$10.7	$18.5	$26.6	$0.0	$60.7
30-59 days	—	—	—	—	—	—
60-89 days	—	—	—	—	—	—
90-119 days	—	—	—	—	—	—
120+ days	1.6	—	—	—	—	1.6
Total	$6.5	$10.7	$18.5	$26.6	0.0	$62.3
_________________________________
(1) Primarily consists of credit card receivables.
The year of origination of the Company's financing receivables at December 31, 2022 as follows:

	Notes receivable, short and long-term	Lease Receivables	Equipment Receivables	Total
	(In millions)
2022	$1.6	$8.5	$—	$10.1
2021	10.1	2.5	—	12.6
2020	0.4	1.3	—	1.7
2019	—	0.7	—	0.7
2018	—	—	—	0.0
Prior	5.1	5.5	26.6	37.2
Total	$17.2	$18.5	$26.6	$62.3
The Company does not place its financing receivables in non-accrual status.

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)
5. Property and Equipment
Property and equipment by category at December 31, 2022 and 2021 were as follows:

	2022	2021
	(In millions)
Leaseholds and improvements	$211.5	$221.1
Properties under finance leases	56.7	94.6
Equipment and fixtures	41.5	52.5
Buildings and improvements	51.3	54.2
Land	47.8	51.3
Internal-use software	52.6	55.7
Construction in progress	17.6	5.5
Property and equipment, gross	479.0	534.9
Less: accumulated depreciation and amortization	(333.7)	(355.5)
Property and equipment, net	$145.3	$179.4
The Company recorded depreciation expense on property and equipment of $27.4 million, $29.2 million and $31.9 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Accumulated depreciation and amortization includes accumulated amortization for properties under finance leases in the amount of $45.3 million and $52.7 million at December 31, 2022 and 2021, respectively.

6. Goodwill
The significant majority of the Company's goodwill arose from the November 29, 2007 acquisition of Applebee's. In October 2022, the disposition of assets of $4.6 million was related to the refranchising and sale of the restaurant assets of 69 Applebee's company-operated restaurants. In December 2022, the addition to goodwill of $7.0 million arose from the acquisition of Fuzzy's, which was determined to be a separate reporting unit. Changes in the carrying amount of goodwill for the years ended December 31, 2022, 2021 and 2020 are as follows:

	Applebee's Franchise Unit	Applebee's Company Unit	IHOP Franchise Unit	Fuzzy's Franchise Unit	Total
	(In millions)
Balance at December 31, 2019	$328.4	$4.6	$10.8	$—	$343.8
Impairment loss	(92.2)	—	—	—	(92.2)
Balance at December 31, 2020	$236.2	$4.6	$10.8	$—	$251.6
Balance at December 31, 2021	$236.2	$4.6	$10.8	$—	$251.6
Disposition of assets	—	(4.6)	—	—	(4.6)
Business acquisition	—	—	—	7.0	7.0
Balance at December 31, 2022	$236.2	$—	$10.8	$7.0	$254.0
Gross and net carrying amounts of goodwill at December 31, 2022 and 2021 are as follows:

	December 31, 2022			December 31, 2021
	Gross	Accumulated Impairment Loss	Net	Gross	Accumulated Impairment Loss	Net
	(In millions)
Applebee's Franchise Unit	$686.7	$(450.5)	$236.2	$686.7	$(450.5)	$236.2
Applebee's Company Unit	4.6	(4.6)	—	4.6	—	4.6
IHOP Franchise Unit	10.8	—	10.8	10.8	—	10.8
Fuzzy's Franchise Unit	7.0	—	7.0	—	—	—
Total	$709.1	$(455.1)	$254.0	$702.1	$(450.5)	$251.6

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

6. Goodwill (Continued)
The Company assesses goodwill for impairment in accordance with its policy described in Note 2 - Basis of Presentation and Summary of Significant Accounting Policies.
The Company evaluates its goodwill and the indefinite-lived tradenames for impairment annually in the fourth quarter of each year or on an interim basis if events or changes in circumstances between annual tests indicate a potential impairment. Definite-lived intangible assets and long-lived tangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable based on estimated undiscounted future cash flows.
2022 and 2021 Assessments
In the fourth quarters of 2022 and 2021, the Company performed qualitative assessments of its goodwill in accordance with its accounting policies. As result of the qualitative assessment, the Company concluded it was more likely than not that the fair values of each unit exceeded the respective carrying amounts and therefore, a quantitative test of impairment was not necessary.
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

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

7. Other Intangible Assets
The significant majority of the Company's other intangible assets arose from the November 29, 2007 acquisition of Applebee's. Changes in the carrying amounts for the years ended December 31, 2022, 2021 and 2020 are as follows:

	Not Subject to Amortization		Subject to Amortization
	Tradenames	Other	Franchising Rights	Reacquired Franchise Rights	Favorable Leaseholds	Total
	(In millions)
Balance at December 31, 2019	$479.0	$3.2	$79.0	$9.8	$4.1	$575.1
Impairment	(11.0)	—	—	(3.3)	(0.8)	(15.1)
Amortization expense	—	—	(10.0)	(0.8)	(0.1)	(10.9)
Additions	—	0.6	—	—	—	0.5
Balance at December 31, 2020	468.0	3.8	69.0	5.7	3.2	549.7
Amortization expense	—	—	(10.0)	(0.6)	(0.1)	(10.7)
Additions	—	0.4	—	—	—	0.4
Balance at December 31, 2021	468.0	4.2	59.0	5.1	3.1	539.4
Amortization expense	—	—	(10.0)	(0.4)	(0.1)	(10.6)
Additions	57.2	0.8	14.8	—	—	72.8
Disposition	—	—	—	(4.7)	—	(4.7)
Balance at December 31, 2022	$525.2	$5.0	$63.8	$—	$3.0	$597.0
In December 2022, the Company acquired Fuzzy's and recorded $57.2 million of tradename, $14.8 million of franchising rights and $0.5 million of recipes as intangible assets. Additions of other intangibles for the years ended December 31, 2022, 2021 and 2020 are individually insignificant. In October 2022, the $4.7 million disposition of assets was related to the refranchising and sale of the restaurant assets of 69 Applebee's company-operated restaurants.
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
Annual amortization expense for the next five fiscal years is estimated to be approximately $14.4 million per year.
Gross and net carrying amounts of intangible assets subject to amortization at December 31, 2022 and 2021 are as follows:

	December 31, 2022			December 31, 2021
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In millions)
Franchising rights	$214.8	$(151.0)	$63.8	$200.0	$(141.0)	$59.0
Reacquired franchise rights	—	—	—	8.3	(3.2)	5.1
Favorable leaseholds	3.4	(0.4)	3.0	$3.4	$(0.3)	3.1
Total	$218.2	$(151.4)	$66.8	$211.7	$(144.5)	$67.2
In the fourth quarter of fiscal 2022 and 2021, the Company performed a qualitative assessment of the Applebee's tradename and concluded the fair value exceeded the carrying amount.

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

8. Long-Term Debt
Long-term debt at December 31, 2022 and 2021 consists of the following components:

	2022	2021
	(In millions)
Series 2019-1 4.194% Fixed Rate Senior Secured Notes, Class A-2-I	$653.0	$693.0
Series 2019-1 4.723% Fixed Rate Senior Secured Notes, Class A-2-II	594.0	594.0
Series 2022-1 Variable Funding Class A-1, Variable Rate of 5.50% at December 31, 2022	100.0	—
Debt issuance costs	(5.1)	(7.4)
Long-term debt, net of debt issuance costs	1,341.9	1,279.6
Current portion of long-term debt	(100.0)	—
Long-term debt	$1,241.9	$1,279.6
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
On August 12, 2022, the Co-Issuers established a new revolving financing facility, the 2022-1 Variable Funding Notes, Class A-1 (the “Credit Facility”), that allows for drawings up to $325 million of variable funding notes on a revolving basis and the issuance of letters of credit. In connection with this transaction, the Co-Issuers terminated their $225 million revolving financing facility, the 2019-1 Variable Funding Notes, Class A-1 (the “Previous Credit Facility”). The Credit Facility and the 2019 Class A-2 Notes are referred to collectively herein as the “Notes.” The Notes were issued in securitization transactions pursuant to which substantially all the domestic revenue-generating assets and domestic intellectual property held by the Co-Issuers and certain other special-purpose, wholly-owned indirect subsidiaries of the Company (the “Guarantors”) were pledged as collateral to secure the Notes.
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
As of December 31, 2022 the Company's leverage ratio was 4.4x. As a result, quarterly principal payments on the 2019 Class A-2 Notes of $3.25 million currently are not required. During fiscal 2021, the Company's leverage ratio exceeded 5.25x until the quarterly payment period ended September 30, 2021. Accordingly, the Company made three principal payments totaling $9.75 million in fiscal 2021.
The Company may voluntarily repay the 2019 Class A-2 Notes at any time; however, if the 2019 Class A-2 Notes are repaid prior to certain dates, the Company would be required to pay make-whole premiums. As of December 31, 2022, the make-whole premium associated with voluntary prepayment of the Class A-2-I Notes was zero and will remain as such. As of December 31, 2022, the make-whole premium associated with voluntary prepayment of the Class A-2-II Notes was approximately $0.5 million; this amount declines each quarter to zero in June 2024. The Company would also be subject to a make-whole premium in the event of a mandatory prepayment required following a Rapid Amortization Event (as defined in the Indenture) or certain asset dispositions. The mandatory make-whole premium requirements are considered derivatives embedded in the New Notes that must be bifurcated for separate valuation. The Company estimated the fair value of these derivatives to be immaterial as of December 31, 2022, based on the probability-weighted discounted cash flows associated with either event.
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
The interest rate for borrowings under the Previous Credit Facility was the three-month LIBOR rate plus 2.15% for 60% of the advances and the commercial paper funding rate of our conduit investor plus 2.15% for 40% of the advances. The weighted average interest rate for the period outstanding during the year ended December 31, 2021 was 2.42%.
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
In August 2022, the Company borrowed $100 million against the Credit Facility, all of which was outstanding at December 31, 2022. The amount of $3.4 million was pledged against the Credit Facility for outstanding letters of credit, leaving $221.6 million of the Credit Facility available for borrowing at December 31, 2022. It is anticipated that any principal and interest on the Credit Facility outstanding will be repaid in full on or prior to the quarterly payment date in June 2027, subject to two additional one-year extensions at the option of the Company upon the satisfaction of certain conditions. The letters of credit are used primarily to satisfy insurance-related collateral requirements. The weighted average interest rate for the period outstanding during the year ended December 31, 2022 was 3.64%.
Management Agreement
Under the terms of the Management Agreement, dated September 30, 2014, as amended and restated as of September 5, 2018, as further amended and restated as of June 5, 2019 and as amended by that certain Amendment No. 1 to Management Agreement dated November 21, 2019, among the Co-Issuers and the Guarantors (collectively, the “Securitization Entities”), the Company, Applebee’s Services, Inc., International House of Pancakes, LLC and the Trustee, the Company will act as the

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

8. Long-Term Debt (Continued)
manager with respect to substantially all of the assets of the Securitization Entities (the “Securitized Assets”). The primary responsibilities of the manager will be to perform certain franchising, distribution, intellectual property and operational functions on behalf of the Securitization Entities with respect to the Securitized Assets pursuant to the Management Agreement. The manager will be entitled to the payment of the weekly management fee, as set forth in the Management Agreement and will be subject to the liabilities set forth in the Management Agreement. The Company, as Manager, voluntarily began waiving its receipt of the weekly management fee in April 2020 and resumed its receiving the weekly management fee in July 2020.
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
In general, the DSCR ratio is Net Cash Flow (as defined in the Indenture) for the four quarters preceding the calculation date divided by the total debt service payments (as defined in the Indenture) of the preceding four quarters. The complete definitions of the DSCR and all calculation elements are contained in the Indenture. Failure to maintain a prescribed DSCR can trigger a Cash Flow Sweeping Event, a Rapid Amortization Event, a Manager Termination Event or a Default Event as described below. In a Cash Flow Sweeping Event, the Trustee is required to retain 50% of excess Cash Flow (as defined in the Indenture) in a restricted account. In a Rapid Amortization Event, all excess Cash Flow is retained and used to retire principal amounts of debt. In a Manager Termination Event, the Company may be replaced as manager of the assets securitized under the Indenture. In a Default Event, the outstanding principal amount and any accrued but unpaid interest can be called to become immediately due and payable. Key DSCRs are as follows:
•DSCR less than 1.75x - Cash Flow Sweeping Event
•DSCR less than 1.20x - Rapid Amortization Event
•Interest-only DSCR less than 1.20x - Manager Termination Event
•Interest-only DSCR less than 1.10x - Default Event
The Company's DSCR for the reporting period ended December 31, 2022 was approximately 4.1x.
(Gain)/Loss on Extinguishment of Debt
In connection with the termination of the Previous Credit Facility during the year ended December 31, 2022, the Company recognized a loss on extinguishment of debt of $1.2 million, representing the remaining unamortized debt issuance costs associated with the Previous Credit Facility. In addition, the Company purchased $40.0 million of its 2019 Class A-2 Notes under par and recognized a $1.4 million gain on extinguishment of debt during the three months ended December 31, 2022.
Debt Issuance Costs
2022 Class A-1 Notes
In August 2022, the Company incurred costs of approximately $6.3 million in connection with the issuance of the Credit Facility. These debt issuance costs are being amortized over the estimated life of the Credit Facility. Amortization of $0.4 million of these costs was included in interest expense for the year ended December 31, 2022. Unamortized debt issuance costs of $5.9 million related to the Credit Facility are classified as other non-current assets in the Consolidated Balance Sheets.

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

8. Long-Term Debt (Continued)
2019 Class A-2 Notes
The Company incurred costs of approximately $12.9 million in connection with the issuance of the 2019 Class A-2 Notes. These debt issuance costs are being amortized using the effective interest method over estimated life of each tranche of the 2019 Class A-2 Notes. Amortization costs of $2.4 million, $2.2 million, and $2.1 million included in interest expense for the years ended December 31, 2022, 2021 and 2020, respectively. Unamortized debt issuance costs of $5.1 million are reported as a direct reduction of the Class A-2 Notes in the Consolidated Balance Sheets.
Amortization costs incurred in connection with the Previous Credit Facility of $0.4 million, $0.6 million, and $0.6 million were included in interest expense for the years ended December 31, 2022, 2021 and 2020, respectively.
Total unamortized debt issuance costs of $1.5 million related to the Previous Credit Facility were classified as other long-term assets because there are no borrowings outstanding against the Credit Facility at December 31, 2021.
Maturities of Long-term Debt
•The legal final maturity of the Class A-2 Notes is in June 2049, but it is anticipated that, unless repaid earlier, the Class A-2-I Notes will be repaid in June 2024 and the Class A-2-II Notes will be repaid in June 2026.
•The renewal date of the Credit Facility is June 2027, subject to two additional one-year extensions at the option of the Company upon the satisfaction of certain conditions.
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
As of December 31, 2022, the portion of the original Sale-Leaseback Transaction related to 160 of the 181 Properties has qualified as a sale by assignment of the lease obligation to a qualified franchisee or a release from the lessor. In accordance with the accounting described above, the property and equipment and financing obligations have each been cumulatively reduced by approximately $286.9 million.

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)
As of December 31, 2022, future minimum lease payments under financing obligations during the initial terms of the leases related to the sale-leaseback transactions are as follows:

Fiscal Years	(In millions)
2023	$4.0
2024	4.6
2025	4.6
2026	4.9
2027	4.6
Thereafter	22.5
Total minimum lease payments	45.2
Less: interest	(15.8)
Total financing obligations	29.4
Less: current portion(1)	(1.0)
Long-term financing obligations	$28.4
_________________________________
(1)Included in current maturities of finance lease and financing obligations on the consolidated balance sheets.

10. Leases
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
The Company currently leases from third parties the real property on which approximately 530 IHOP franchisee-operated restaurants and one Applebee's franchisee-operated restaurant are located; the Company (as lessor) subleases the property to the franchisees that operate those restaurants. The Company also leases property it owns to the franchisees that operate 52 IHOP restaurants and one Applebee's restaurant. The Company leases from third parties the real property on which company-operated restaurants are located. The Company also leases office space for its principal corporate office in Glendale, California and will be moving to Pasadena, California. In addition, the Company leases office space for restaurant support centers in Leawood, Kansas and Irving, Texas. The Company does not have a significant amount of non-real estate leases.
The Company's existing leases/subleases related to IHOP restaurants generally provide for an initial term of 20 to 25 years, with most having one or more five-year renewal options. Leases related to Applebee's restaurants generally have an initial term of 10 to 20 years, with renewal terms of five to 20 years. Option periods were not included in determining liabilities and right-of-use assets related to operating leases. Restaurants associated with approximately 325 of the Company's leases met the sales levels that required variable rent payments to the Company (as lessor), based on a percentage of restaurant sales in 2022. Restaurants associated with approximately 65 of the Company's leases met the sales levels that required variable rent payments by the Company (as lessee), based on a percentage of restaurant sales in 2022.
The individual lease agreements do not provide information to determine the implicit interest rate in the agreements. The Company made significant judgments in determining the incremental borrowing rates that were used in calculating operating lease liabilities. Due to the large number of leases, the Company applied a portfolio approach by grouping the leases based on the original lease term. The Company estimated the interest rate for each grouping primarily by reference to (i) yield rates on debt issuances by companies of a similar credit rating as the Company; (ii) U.S. Treasury rates as of the adoption date; and (iii) adjustments for differences in years to maturity.

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

10. Leases (Continued)
The Company's lease cost for the years ended December 31, 2022, 2021, and 2020 was as follows:

	Year Ended December 31,
	2022	2021	2020
Finance lease cost:	(In millions)
Amortization of right-of-use assets	$3.6	$4.6	$5.0
Interest on lease liabilities	4.5	5.4	6.6
Operating lease cost(1)	83.5	84.4	90.6
Variable lease cost	7.6	7.0	0.8
Short-term lease cost	0.0	0.1	0.0
Sublease income	(106.8)	(104.6)	(96.8)
Lease cost	$(7.6)	$(3.1)	$6.2
_________________________________
(1) Operating lease cost for the years ended December 31, 2021 and 2020 previously disclosed as $98.7 million and $109.8 million, respectively, were overstated due to the inclusion of certain finance lease activity. The correct operating lease cost for the years ended December 31, 2021 and 2020 was $84.4 million and $90.6 million, respectively, as reflected in the above table. The overstatement only impacted this note disclosure, and there was no impact to the Consolidated Statement of Comprehensive Income.
Future minimum lease payments under noncancellable leases as lessee as of December 31, 2022 were as follows:

	Finance Leases	Operating Leases
	(In millions)
2023	$8.8	$63.7
2024	7.3	74.3
2025	5.9	63.9
2026	5.3	55.3
2027	4.3	37.1
Thereafter	16.3	110.0
Total minimum lease payments	47.9	404.3
Less: interest/imputed interest	(10.9)	(70.1)
Total obligations	37.0	334.2
Less: current portion	(6.6)	(59.1)
Long-term lease obligations	$30.4	$275.1
The weighted average remaining lease term as of December 31, 2022 was 7.41 years for finance leases and 6.25 years for operating leases. The weighted average discount rate as of December 31, 2022 was 10.5% for finance leases and 5.5% for operating leases.
During the years ended December 31, 2022, 2021 and 2020, the Company made the following cash payments for leases:

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Principal payments on finance lease obligations	$8.9	$10.2	$12.5
Interest payments on finance lease obligations	$4.5	$5.4	$6.6
Payments on operating leases	$83.5	$91.7	$101.1
Variable lease payments	$7.6	$6.2	$0.7

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

10. Leases (Continued)
The Company's income from operating leases for the years ended December 31, 2022, 2021 and 2020 was as follows:

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Minimum lease payments	$96.4	$96.0	$97.2
Variable lease income	16.9	15.3	5.2
Total operating lease income	$113.3	$111.3	$102.4
Future minimum payments to be received as lessor under noncancellable operating leases as of December 31, 2022 were as follows:

(In millions)
2023	$103.6
2024	94.8
2025	82.1
2026	67.6
2027	49.5
Thereafter	122.0
Total minimum rents receivable	$519.6
The Company's income from real estate leases receivable at December 31, 2022, 2021 and 2020 was as follows:

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Selling profit	$0.9	$—	$—
Interest income	1.5	2.1	3.4
Variable lease income	0.7	0.5	0.3
Total financing lease income	$3.1	$2.6	$3.7
Future minimum payments to be received as lessor under noncancellable real estate leases as of December 31, 2022 were as follows:

(In millions)
2023	$4.7
2024	2.6
2025	1.8
2026	1.8
2027	1.8
Thereafter	12.4
Total minimum rents receivable	25.1
Less: unearned income	(6.6)
Total real estate leases receivable	18.5
Less: current portion	(3.6)
Long-term real estate leases receivable	$14.9

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)
11. Commitments and Contingencies
Purchase Commitments
In some instances, the Company enters into commitments to purchase advertising and other items. Most of these agreements are fixed price purchase commitments. At December 31, 2022, the outstanding purchase commitments were $95.6 million, of which $86.3 million related to advertising commitments over the next twelve months.
Lease Guarantees
In connection with the sale of Applebee's restaurants to franchisees and other parties, the Company has, in certain cases, guaranteed or had potential continuing liability for lease payments. The Company had outstanding lease guarantees or was contingently liable for approximately $445.1 million and $223.1 million as of December 31, 2022 and 2021, respectively. These amounts represent the maximum potential liability of future payments under these leases. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from 2023 through 2058. Excluding unexercised option periods, the Company's potential liability for future payments under these leases as of December 31, 2022 was $102.9 million. In the event of default, the indemnity and default clauses in our sale or assignment agreements govern our ability to pursue and recover damages incurred. No material liabilities for these guarantees have been recorded as of December 31, 2022.
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
Letters of Credit
The Company provides letters of credit, primarily to various insurance carriers to collateralize obligations for outstanding claims. As of December 31, 2022, the Company had approximately $3.4 million of unused letters of credit outstanding that reduce the Company's available borrowing under its 2022 Class A-1 Notes. These letters of credit expire on various dates in 2023 and are automatically renewed for an additional year if no cancellation notice is submitted.

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
On February 17, 2022, the Company's Board of Directors authorized a new share repurchase program, effective April 1, 2022, of up to $250 million (the “2022 Repurchase Program”). In connection with the approval of the 2022 Repurchase Program, the 2019 Repurchase Program terminated effective April 1, 2022. In 2022, the Company repurchased 588,108 shares of common stock at a cost of $41.4 million under the 2019 Repurchase Program through April 1, 2022.

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

12. Stockholders' Deficit (Continued)
A summary of shares repurchased under the 2022 Repurchase Program and the 2019 Repurchase Program, during the years ended December 31, 2022, 2021 and 2020, and cumulatively for each program, is as follows:

	Shares	Cost of shares
		(In millions)
2022 Repurchase Program
Repurchased during the year ended December 31, 2022	1,149,589	$78.7
Cumulative (life-of-program) repurchases	1,149,589	$78.7
Remaining dollar value of shares that may be repurchased	n/a	$171.3

2019 Repurchase Program
Repurchased during the year ended December 31, 2022	588,108	$41.4
Repurchased during the year ended December 31, 2021	59,099	$4.5
Repurchased during the year ended December 31, 2020	459,899	$26.5
Cumulative (life-of-program) repurchases	2,344,804	$175.8
Remaining dollar value of shares that may be repurchased	n/a	$24.2
Dividends
During the fiscal years ended December 31, 2022, 2021 and 2020, the Company declared and paid dividends on common stock as follows:

Year ended December 31, 2022	Declaration Date	Payment Date	Dividends declared per share	Dividends paid per share	Total dividends paid(1)
					(In millions)
Payment of prior year declaration	(3)	January 7, 2022	$—	$0.40	$6.9
First quarter	February 17, 2022	April 1, 2022	0.46	0.46	7.8
Second quarter	May 12, 2022	July 8, 2022	0.51	0.51	8.2
Third quarter	September 9, 2022	September 30, 2022	0.51	0.51	8.1
Fourth quarter	December 2, 2022	(2)	0.51	—	—
Total			$1.99	$1.88	$31.0

Year ended December 31, 2021	Declaration Date	Payment Date	Dividends declared per share	Dividends paid per share	Total dividends paid(1)
Fourth quarter	December 20, 2021	(3)	$0.40	$—	$—
Total			$0.40	$—	$—

Year ended December 31, 2020	Declaration Date	Payment Date	Dividends declared per share	Dividends paid per share	Total dividends paid(1)
Payment of prior year declaration	(4)	January 10, 2020	$—	$0.69	$11.7
First quarter	February 20, 2020	April 3, 2020	0.76	0.76	12.7
Total			$0.76	$1.45	$24.4
(1) Includes dividend equivalents paid on restricted stock units.
(2) The fourth quarter 2022 dividend of $8.0 million was paid on January 6, 2023.
(3) The fourth quarter 2021 dividend of $6.9 million was paid on January 7, 2022.
(4) The fourth quarter 2019 dividend of $11.7 million was paid on January 10, 2020.
Dividends declared on common stock are recorded as a reduction of retained earnings to the extent retained earnings are available at the close of the period prior to the date of the declared dividend. Dividends in excess of retained earnings are recorded as a reduction of additional paid-in capital. All dividends declared during the fiscal years ended December 31, 2022, 2021 and 2020 were declared from retained earnings.

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

12. Stockholders' Deficit (Continued)
Treasury Stock
Repurchases of the Company's common stock are included in treasury stock at the cost of shares repurchased plus any transaction costs. Treasury stock may be re-issued when vested stock options are exercised, when restricted stock awards are granted and when restricted stock units settle in stock upon vesting. The cost of treasury stock re-issued is determined on the first-in, first-out (“FIFO”) method. The Company re-issued 205,293 shares, 660,718 shares and 433,477 shares, respectively, during the years ended December 31, 2022, 2021 and 2020 at a total FIFO cost of $9.6 million, $26.8 million and $19.4 million, respectively.

13. Closure and Long-lived Tangible Asset Impairment Charges
Closure and long-lived tangible asset impairment charges for the years ended December 31, 2022, 2021 and 2020 were as follows:

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Closure charges	$1.7	$3.7	$3.0
Long-lived tangible asset impairment	1.4	1.7	22.3
Total closure and long-lived tangible asset impairment charges	$3.1	$5.4	$25.3
Closure Charges
The closure charges of $1.7 million for the year ended December 31, 2022 comprised $0.4 million related to three IHOP restaurants closed in fiscal 2022 and $1.3 million for revisions to existing closure reserves, including accretion, primarily for approximately 40 IHOP restaurants closed prior to December 31, 2021.
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
Long-lived Tangible Asset Impairment
The long-lived asset impairment of $1.4 million for the year ended December 31, 2022 related to five IHOP franchisee-operated restaurants for which the carrying amount exceeded the future projected cash flows. The primary method of estimating fair value is based on a discounted cash flow analysis. The Company also considers factors such as the number of years the restaurant has been in operation, sales trends, cash flow trends, remaining lease life and other factors which apply on a case-by-case basis. For locations owned by the Company, current purchase offers, if any, or valuations from independent third party sources are utilized, if available. The analysis is performed at the restaurant level for indicators of permanent impairment. The impairment recorded represented the difference between the carrying value and the estimated fair value. The impairments primarily related to operating lease right-of-use assets.
The long-lived asset impairment of $1.7 million for the year ended December 31, 2021 related to five IHOP franchisee-operated restaurants for which the carrying amount exceeded the future projected cash flows. The long-lived asset impairment of $22.3 million for the year ended December 31, 2020 related to 29 Applebee's company-operated restaurants and 29 IHOP franchisee-operated restaurants for which the carrying amount exceeded the undiscounted cash flows. Approximately $15.1 million of the total impairment related to operating lease right-of-use assets, while $7.2 million related to impairments of land, building, leasehold improvements and finance leases. The impairments by individual property varied in amount, ranging from the largest single-property impairment of $1.3 million to less than $5,000.

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
The Dine Brands Global, Inc. 2016 Stock Incentive Plan (the “2016 Plan”) was adopted in 2016 to permit the issuance of up to 3,750,000 shares of the Company’s common stock for incentive stock awards. The 2016 Plan was terminated upon adoption of the 2019 Plan, but there are stock options (vested and unvested) and unvested restricted stock and restricted stock units issued under the 2016 Plan that are outstanding as of December 31, 2022.
The DineEquity, Inc. 2011 Stock Incentive Plan (the “2011 Plan”) was adopted in 2011 to permit the issuance of up to 1,500,000 shares of the Company’s common stock for incentive stock awards. The 2011 Plan was terminated upon adoption of the 2016 Plan, but there are vested stock options issued under the 2011 Plan that are outstanding as of December 31, 2022.
The 2019 Plan, 2016 Plan and the 2011 Plan are collectively referred to as the “Plans.”
Stock-Based Compensation Expense
From time to time, the Company has granted non-qualified stock options, restricted stock, cash-settled and stock-settled restricted stock units and performance units to officers, other employees and non-employee directors of the Company under the Plans. The non-qualified stock options generally vest ratably over a three-year period in one-third increments and have a maturity of ten years from the grant date. Options vest immediately upon a change in control of the Company, as defined in the Plans. Option exercise prices equal the closing price of the Company's common stock on the New York Stock Exchange on the date of grant. Restricted stock and restricted stock units are issued at no cost to the holder and vest over terms determined by the Compensation Committee of the Company's Board of Directors, generally either three years from the date of grant or in one-third increments over three years, as well as immediately upon a change in control of the Company, as defined in the Plans. The Company either utilizes treasury stock or issues new shares from its authorized but unissued share pool when vested stock options are exercised, when restricted stock awards are granted and when restricted stock units settle in stock upon vesting. See Note 12, Stockholders' Deficit, of Notes to the Consolidated Financial Statements, for treasury shares utilized related to equity grants during the years ended December 31, 2022, 2021 and 2020.
The following table summarizes the Company's stock-based compensation expense included as a component of general and administrative expenses in the consolidated financial statements:

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Stock-based compensation expense
Equity classified awards expense	$16.2	$11.6	$12.6
Liability classified awards expense	1.4	2.3	1.0
Total pretax stock-based compensation expense	17.6	13.9	13.6
Book income tax benefit	(3.5)	(3.5)	(3.4)
Total stock-based compensation expense, net of tax	$14.1	$10.4	$10.2
As of December 31, 2022, total unrecognized compensation cost related to restricted stock and restricted stock units of $17.5 million and $2.7 million related to stock options is expected to be recognized over a weighted average period of approximately 1.5 years for restricted stock and restricted stock units and 1.3 years for stock options.

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
The following table summarizes the assumptions used in the Black-Scholes model for stock options granted in the years ended December 31, 2022, 2021 and 2020:

	2022	2021	2020
Risk free interest rate	1.7%	0.5%	1.2%
Weighted average historical volatility	70.1%	67.7%	30.5%
Dividend yield	2.6%	—%	3.5%
Expected years until exercise	4.5	4.5	4.6
Weighted average fair value of options granted	$33.23	$40.25	$17.53
Stock option activity for the years ended December 31, 2022, 2021 and 2020 is summarized as follows:

	Number of Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2019	1,217,438	$66.43
Granted	167,969	87.17
Exercised	(270,024)	76.01
Forfeited	(45,247)	86.39
Expired	(55,466)	107.78
Outstanding at December 31, 2020	1,014,670	64.16
Granted	95,891	75.28
Exercised	(524,536)	48.79
Forfeited	(59,468)	88.39
Expired	(50,653)	98.61
Outstanding at December 31, 2021	475,904	76.65
Granted	75,795	70.08
Exercised	(3,505)	68.80
Forfeited	(6,171)	81.13
Expired	(2,448)	94.43
Outstanding at December 31, 2022	539,575	$75.65	6.8	$3.5
Vested and Expected to Vest at December 31, 2022	528,037	$75.72	5.9	$1.5
Exercisable at December 31, 2022	378,811	$75.95	4.9	$1.3
The total intrinsic value of options exercised during the years ended December 31, 2022, 2021 and 2020 was $37 thousand, $17.9 million and $4.3 million, respectively.
Cash received from options exercised under all stock-based payment arrangements for the years ended December 31, 2022, 2021 and 2020 was $0.2 million, $25.3 million and $20.5 million, respectively. The actual tax benefit realized for the tax deduction from option exercises under the stock-based payment arrangements totaled $9 thousand, $4.5 million and $1.1 million, respectively, for the years ended December 31, 2022, 2021 and 2020.

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

14. Stock-Based Incentive Plans (Continued)
Equity Classified Awards - Restricted Stock and Restricted Stock Units
Activity in equity classified awards of restricted stock and restricted stock units for the years ended December 31, 2022, 2021 and 2020 is as follows:

	Shares of Restricted Stock	Weighted Average Grant-Date Per Share Fair Value	Restricted Stock Units	Weighted Average Grant-Date Per Share Fair Value
Outstanding at December 31, 2019	224,515	$70.52	357,807	$30.35
Granted	163,522	73.68	30,997	77.33
Released	(95,211)	55.75	(33,234)	63.98
Forfeited	(38,495)	85.03	—	—
Outstanding at December 31, 2020	254,331	76.50	355,570	28.01
Granted	141,264	83.24	68,998	63.04
Released	(60,407)	66.90	(318,976)	23.19
Forfeited	(58,577)	82.09	—	—
Outstanding at December 31, 2021	276,611	80.85	105,592	71.00
Granted	201,789	70.12	60,914	49.36
Released	(98,864)	86.36	(42,611)	66.63
Forfeited	(23,636)	75.89	—	—
Outstanding at December 31, 2022	355,900	$73.57	123,895	$62.11
Liability Classified Awards - Cash-settled Restricted Stock Units
The Company has granted cash-settled restricted stock units to certain employees. These instruments are recorded as liabilities at fair value as of the respective period end.

Cash-Settled Restricted Stock Units
Outstanding at December 31, 2019	63,852
Granted	2,658
Released	(1,426)
Forfeited	(12,128)
Outstanding at December 31, 2020	52,956
Granted	—
Released	(38,916)
Forfeited	(1,241)
Outstanding at December 31, 2021	12,799
Granted	67
Released	(12,866)
Forfeited	—
Outstanding at December 31, 2022	—
For the years ended December 31, 2022, 2021 and 2020, $0.2 million, $1.5 million and, $0.3 million respectively, was included as stock-based compensation expense related to cash-settled restricted stock units. At December 31, 2022 and 2021, liabilities of zero and $0.9 million, respectively, related to cash-settled restricted stock units were included as part of accrued employee compensation and benefits in the Consolidated Balance Sheets.

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

14. Stock-Based Incentive Plans (Continued)
Liability Classified Awards - Long-Term Incentive Awards
The Company has granted cash long-term incentive awards to certain employees (“LTIP awards”). Annual LTIP awards vest over a three-year period and are determined using a multiplier from 0% to 200% of the target award based on the total stockholder return of the Company's common stock compared to the total stockholder returns of a peer group of companies. Though LTIP awards are only paid in cash, since the multiplier is primarily based on the price of the Company's common stock, the awards are considered stock-based compensation in accordance with U.S. GAAP and are classified as liabilities. For the years ended December 31, 2022, 2021 and 2020, expense of $1.2 million, $0.8 million and $0.7 million, respectively, was included in stock-based compensation expense related to the LTIP awards. At December 31, 2022 and 2021, liabilities of $2.1 million and $1.5 million, respectively, were included as accrued employee compensation and benefits in the Consolidated Balance Sheets.

15. Employee Benefit Plans
401(k) Savings and Investment Plan
Effective January 1, 2013, the Company amended the Dine Brands Global, Inc. 401(k) Plan to (i) modify the Company matching formula and (ii) eliminate the one-year completed service requirement that previously had to be met to become eligible for Company matching contributions. As amended, the Company matches 100% of the first four percent of the employee's eligible compensation deferral and 50% of the next two percent of the employee's eligible compensation deferral. All contributions under this plan vest immediately. Company common stock is not an investment option for employees in the 401(k) Plan, other than shares transferred from a prior employee stock ownership plan. Substantially all of the administrative cost of the 401(k) plan is borne by the Company. The Company's matching contribution expense was $3.3 million, $2.9 million and $2.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.

16. Income Taxes
The provision (benefit) for income taxes for the years ended December 31, 2022, 2021 and 2020 was as follows:

	Year Ended December 31,
	2022	2021	2020
Provision (benefit) for income taxes	(In millions)
Current
Federal	$27.5	$20.2	$11.0
State	5.5	4.6	3.1
Foreign	1.8	1.4	1.3
	34.8	26.2	15.4
Deferred
Federal	(3.8)	(2.3)	(17.3)
State	2.7	0.2	(2.7)
	(1.1)	(2.1)	(20.0)
Provision (benefit) for income taxes	$33.7	$24.1	$(4.6)

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

Note 16. Income Taxes (Continued)
The provision (benefit) for income taxes differs from the expected federal income tax rates as follows:

	Year Ended December 31,
	2022	2021	2020
Statutory federal income tax rate	21.0%	21.0%	21.0%
Non-deductibility of goodwill	0.8	—	(17.9)
Non-deductibility of officer's compensation	2.9	2.2	(0.9)
State and other taxes, net of federal tax benefit	3.1	3.1	1.2
Excess tax deficiencies or benefits	(0.5)	(7.1)	0.1
Change in unrecognized tax benefits	—	(0.1)	2.0
Change in valuation allowance	(0.3)	0.5	(1.5)
Changes in tax rates and state tax laws	3.4	0.2	(0.4)
General business credits	(1.4)	(0.9)	0.8
Other	0.3	0.8	(0.2)
Effective tax rate	29.3%	19.7%	4.2%
The fiscal year 2022 effective tax rate of 29.3% applied to pretax book income was different than the statutory Federal income tax rate of 21% due to the state and local income taxes and the non-deductibility of executive compensation. The effective tax rate further increased due to the increase in the effective state tax rate applied to revaluing deferred tax balances. The increase in the effective state tax rate was due to the non-recurring refranchising of 69 Applebee’s company-operated restaurants in the fourth quarter of 2022 and various state legislative changes.
The fiscal year 2021 effective tax rate of 19.7% applied to pretax book income was different than the statutory Federal income tax rate of 21% primarily due to the one-time recognition of excess tax benefits on stock-based compensation, offset by non-deductibility of executive compensation and state and local income taxes.
The fiscal year 2020 effective tax rate of 4.2% applied to pretax book loss was significantly different than the statutory Federal income tax rate of 21% primarily because of the $92.2 million impairment of goodwill incurred, which was not deductible for income tax purposes and therefore had no associated tax benefit.
The Company files federal income tax returns and the Company or one of its subsidiaries file income tax returns in various state and international jurisdictions. With few exceptions, the Company is no longer subject to federal tax examinations by tax authorities for years before 2018 and state or non-United States tax examinations by tax authorities for years before 2011. The Company believes that adequate reserves have been recorded relating to all matters contained in the tax periods open to examination.
Net deferred tax assets (liabilities) at December 31, 2022 and 2021 consisted of the following components:

	2022	2021
	(In millions)
Lease liabilities	$93.6	$112.9
Employee compensation	9.7	12.1
Revenue recognition	37.1	35.4
Other	8.4	8.4
Deferred tax assets	148.8	168.8
Valuation allowance	(3.5)	(4.2)
Total deferred tax assets after valuation allowance	145.3	164.6
Recognition of franchise and equipment sales	(6.7)	(8.2)
Capitalization and depreciation(1)	(121.0)	(122.7)
Lease assets	(90.8)	(108.6)
Other	(1.5)	(1.3)
Deferred tax liabilities	(220.0)	(240.8)
Net deferred tax liabilities	$(74.7)	$(76.2)
_________________________________
(1) Primarily related to the 2007 Applebee's acquisition.
As of each reporting date, the Company considers new evidence, both positive and negative, that could impact management’s view with regards to future realization of deferred tax assets. During fiscal 2022, we released a valuation

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

Note 16. Income Taxes (Continued)
allowance of $1.1 million related to state deferred tax assets based on positive evidence which suggests that deferred tax assets will be more likely than not to be realizable in the future. We also believe that the future realizability of benefits arising from foreign tax credit carryforwards and certain state net operating loss carryforwards does not meet the more-likely-than-not threshold. In recognition of this risk, there is a valuation allowance of $3.5 million as of December 31, 2022.
The Company had gross operating loss carryforwards for state tax purposes of $37.9 million and $23.6 million as of December 31, 2022 and 2021, respectively. Certain net operating loss carryforwards will expire in 2029 if not utilized.
The total gross unrecognized tax benefit as of December 31, 2022 and 2021 was $2.1 million and $1.9 million, respectively, excluding interest, penalties and related income tax benefits. If recognized, these amounts would affect the Company's effective income tax rates.
The Company estimates the unrecognized tax benefits may decrease over the upcoming 12 months by an amount up to less than $0.5 million related to settlements with taxing authorities and statute of limitations expirations. For the remaining liability, due to the uncertainties related to these tax matters, the Company is unable to make a reasonable estimate as to when cash settlement with a taxing authority will occur. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Unrecognized tax benefit as of January 1	$1.9	$2.2	$7.6
Changes for tax positions of prior years	0.1	0.5	—
Increases for tax positions related to the current year	0.4	0.3	0.2
Decreases relating to settlements and lapsing of statutes of limitations	(0.3)	(1.1)	(5.6)
Unrecognized tax benefit as of December 31	$2.1	$1.9	$2.2
As of December 31, 2022, the accrued interest was $0.7 million and accrued penalties were less than $0.1 million, excluding any related income tax benefits. As of December 31, 2021, the accrued interest and penalties were $0.6 million and less than $0.1 million, respectively, excluding any related income tax benefits. The Company recognizes interest accrued related to unrecognized tax benefits and penalties as a component of the income tax provision recognized in the Consolidated Statements of Comprehensive Income (Loss).
17. Net Income (Loss) Per Share
The computation of the Company's basic and diluted net income (loss) per share is as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands, except per share data)
Numerator for basic and diluted income (loss) per common share
Net income (loss)	$81,111	$97,864	$(103,994)
Less: Net income allocated to unvested participating restricted stock	(2,174)	(2,295)	(420)
Net income (loss) available to common stockholders - basic	78,937	95,569	(104,414)
Effect of unvested participating restricted stock	1	13	—
Numerator - income (loss) available to common shareholders - diluted	$78,938	$95,582	$(104,414)
Denominator
Weighted average outstanding shares of common stock - basic	15,873	16,799	16,230
Effect of dilutive securities:
Stock options	28	91	—
Weighted average outstanding shares of common stock - diluted	15,901	16,890	16,230
Net income (loss) per common share
Basic	$4.97	$5.69	$(6.43)
Diluted	$4.96	$5.66	$(6.43)
For the year ended December 31, 2020, diluted loss per common share was computed using the basic weighted average number of shares outstanding during the period as the 100,056 shares from common stock equivalents would have been antidilutive.

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

18. Segment Reporting
Information on segments and a reconciliation of gross profit to income (loss) before income taxes is as follows:

	Year Ended December 31,
	2022	2021	2020
Revenues		(In millions)
Franchise operations	$662.4	$631.9	$469.5
Rental operations	116.5	113.9	105.9
Company restaurants	126.9	146.0	108.1
Financing operations	3.6	4.3	5.8
Total	$909.4	$896.2	$689.3

Gross profit (loss), by segment
Franchise operations	$340.5	$336.0	$230.5
Rental operations	28.5	26.1	16.4
Company restaurants	5.1	9.3	(3.5)
Financing operations	3.2	3.8	5.3
Total gross profit	377.3	375.2	248.7
Corporate and unallocated expenses, net	(262.6)	(253.3)	(357.3)
Income (loss) before income taxes	$114.8	$121.9	$(108.6)

Interest expense
Rental operations	$4.3	$4.9	$6.3
Company restaurants	2.6	3.3	2.7
Corporate	60.7	63.3	66.9
Total	$67.6	$71.5	$75.9

Depreciation and amortization
Franchise operations	$10.0	$10.1	$10.1
Rental operations	10.7	11.1	12.3
Company restaurants	4.3	7.0	7.0
Corporate	13.0	11.7	13.4
Total	$38.0	$39.9	$42.8

Goodwill and intangible assets, closure and other impairment charges
Franchise operations	$3.1	$1.7	$122.1
Company restaurants	—	3.7	10.5
Total	$3.1	$5.4	$132.6

Capital expenditures
Company restaurants	$4.3	$6.5	$2.7
Corporate	31.0	10.3	8.2
Total	$35.3	$16.8	$10.9

Goodwill
Franchise operations	$254.0	$247.0	$247.0
Company restaurants	—	4.6	4.6
Total	$254.0	$251.6	$251.6

Total assets
Franchise operations	$1,123.0	$991.0	$997.7
Rental operations	390.6	426.6	451.5
Company restaurants	3.3	117.2	121.1
Financing operations	31.8	39.7	49.9
Corporate	332.8	424.9	454.7
Total	$1,881.5	$1,999.4	$2,074.9

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

19. Business Acquisition
On December 13, 2022, the Company purchased all of the issued and outstanding membership interests of Fuzzy’s for approximately $80 million in cash, pursuant to the Membership Interest Purchase Agreement, dated as of December 2, 2022, with Fuzzy’s becoming a wholly-owned subsidiary of the Company. Fuzzy’s is a dining company that develops, franchises and operates casual dining restaurants that offer a specialized menu of Baja-style Mexican food under the Fuzzy’s Taco Shop brand. The Company acquired Fuzzy’s as part of the Company’s goal to investing in a high growth concept to accelerate growth.
The Company reviewed the SEC guidance in Regulation S-X on the significance of an acquired business that determines if an acquired business is required to provide financial statements and pro forma statements if the business exceeds 20% significance to the Company. Based on the three required tests (asset, investment and income) that were performed by the Company, the acquisition was not deemed to be a significant acquisition, and therefore the required disclosures are limited in these Consolidated Financial Statements. The results of operations related to Fuzzy's have been included in the consolidated results of the Company subsequent to the acquisition date.
The acquisition of Fuzzy’s has been accounted for using the acquisition method of accounting in accordance with ASC 805, Business Combinations, with the Company treated as the accounting acquirer, which requires that the assets acquired, and liabilities assumed be recognized at their acquisition date fair value. The Company received a third-party actuarial valuation report to determine the fair value assigned to the assets acquired and liabilities assumed.
The intangible assets acquired include franchising rights with an estimated useful life of 20 years and a tradename with an indefinite useful life (see Note 7). The fair value of franchising rights was estimated based on the estimated future cash flows to be generated from these franchise agreements. The earnings expected to be generated by the franchising rights were forecasted over the estimated duration of the intangible asset. The earnings were then discounted to present value at a rate commensurate with the risk of the asset. The fair value of the tradename was estimated based on the multi-period excess earnings method, a variation of the income approach, using cash flows (“excess earnings”) attributable only to the tradename intangible asset. These excess earnings were discounted to present value at a rate commensurate with the risk of the asset.
The fair value of the tangible personal property and other working capital assets and liabilities was assumed to approximate book value.
Operating lease liabilities were calculated using the present value of lease payments not yet paid and operating lease assets were calculated based upon the operating lease liabilities adjusted for prepayments or accrued lease payments. The contractual rent payments were determined to approximate market rates.
The following table summarizes the estimated fair value of net assets acquired at December 13, 2022:

(In millions)
Receivables and other current assets	$1.1
Property and equipment and other non-current assets	2.1
Tradename	57.2
Franchise agreements	14.8
Other intangible assets	0.5
Goodwill	7.0
Accounts payable and other liabilities	(4.4)
Net cash paid for acquisition	$78.3
The excess of the purchase price over the fair value of identifiable net assets acquired amounted to approximately $7.0 million. The acquisition goodwill arises from the expected synergies from combining the operations of the Company and Fuzzy’s. The allocation of the purchase price is subject to potential changes due to working capital adjustments expected to be completed within approximately 90 days of the acquisition date. The Company’s goodwill balance also may change during the allowable allocation period, which is up to one year from the acquisition date if additional information becomes available.

20. Subsequent Events
On February 16, 2023, the Company's Board of Directors authorized a debt repurchase program of up to $100 million.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 1, 2023 based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of January 1, 2023.
As permitted by SEC regulations, our management excluded Fuzzy's from its assessment of internal control over financial reporting as of January 1, 2023 since Fuzzy's was acquired in a business combination on December 13, 2022. Fuzzy's is a wholly-owned subsidiary and had total assets not subject to our assessment of internal controls of $92 million, or 5% of total consolidated assets, as of January 1, 2023.
The effectiveness of our internal control over financial reporting as of January 1, 2023 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report that appears herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Dine Brands Global, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Dine Brands Global, Inc. and Subsidiaries’ internal control over financial reporting as of January 1, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Dine Brands Global, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 1, 2023, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Fuzzy’s Taco Shop, which is included in the 2022 consolidated financial statements of the Company and constituted 5% of total assets as of January 1, 2023 and less than 1% of revenues and net income for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Fuzzy’s Taco Shop.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 1, 2023 and January 2, 2022, the related consolidated statements of comprehensive income (loss), stockholders’ deficit and cash flows for each of the three years in the period ended January 1, 2023, and the related notes and our report dated March 1, 2023 expressed an unqualified opinion thereon.

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
March 1, 2023

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information included in the sections entitled “Corporate Governance,” “Information about our Executive Officers” and “Proposal One: Election of Directors” to be set forth in our Proxy Statement for the 2023 Annual Meeting of Shareholders (“2023 Proxy Statement”) is hereby incorporated by reference into this Item.
Item 11.    Executive Compensation.
The information included in the sections entitled “Executive Compensation” and “Director Compensation” to be set forth in our 2023 Proxy Statement is hereby incorporated by reference into this Item.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information included in the section entitled “Security Ownership of Certain Beneficial Owners and
Management” to be set forth in our 2023 Proxy Statement is hereby incorporated by reference into this Item.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2022, regarding shares outstanding and available for issuance under the Dine Brands Global, Inc. 2019 Stock Incentive Plan (the “2019 Plan”):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	539,575	$75.65	1,076,068
Equity compensation plans not approved by security holders	—	—	—
Total	539,575	$75.65	1,076,068

The number of securities remaining available for future issuance represents shares under the 2019 Plan. Please refer to Note 14 - Stock-Based Incentive Plans, of the Notes to the Consolidated Financial Statements for a description of the 2019 Plan.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information included in the sections entitled “Corporate Governance—Certain Relationships and Related Person Transactions” and “Corporate Governance—Director Independence” to be set forth in our 2023 Proxy Statement is hereby incorporated by reference into this item.
Item 14.    Principal Accountant Fees and Services.
The information included in the section entitled “Audit-Related Matters” to be set forth in our 2023 Proxy Statement is hereby incorporated by reference into this item.

PART IV
Item 15.    Exhibits and Financial Statement Schedules.
(a)(1) Consolidated Financial Statements
The following documents are contained in Part II, Item 8 of this Annual Report on Form 10-K:
•Reports of Independent Registered Public Accounting Firm.
•Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021.
•Consolidated Statements of Comprehensive Income (Loss) for each of the three years in the period ended
December 31, 2022.
•Consolidated Statements of Stockholders' Deficit for each of the three years in the period ended
December 31, 2022.
•Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2022.
•Notes to the Consolidated Financial Statements.
(a)(2) Financial Statement Schedules
All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or notes thereto.
(a)(3) Exhibits
Exhibits that are not filed herewith have been previously filed with the Securities and Exchange Commission and are incorporated herein by reference.

3.1	Restated Certificate of Incorporation of Dine Brands Global, Inc. (Exhibit 3.1 to Registrant’s Form 10-K filed on February 20, 2018 is incorporated herein by reference).
3.2	Certificate of Amendment to Restated Certificate of Incorporation (Exhibit 3.1 to Registrant’s Form 8-K filed on May 14, 2019 is incorporated herein by reference).
3.3	Amended and Restated Bylaws of Dine Brands Global, Inc. (Exhibit 3.12 to Registrant’s Form 8-K filed on August, 26, 2022 is incorporated herein by reference).
4.1
Base Indenture, dated as of September 30, 2014, and amended and restated as of June 5, 2019, among Applebee’s Funding LLC and IHOP Funding LLC, each as Co-Issuer, and Citibank, N.A., as Trustee and Securities Intermediary (Exhibit 4.1 to Registrant's Form 8-K filed on June 5, 2019 is incorporated herein by reference).

4.2
Series 2022-1 Supplemental Indenture, dated as of August 12, 2022, among Applebee’s Funding LLC and IHOP Funding LLC, each as Co-Issuer, and Citibank, N.A., as Trustee and Securities Intermediary (Exhibit 4.2 to Registrant’s Form 8-K filed on August 12, 2022 is incorporated herein by reference).

4.3
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

10.69
Class A-1 Note Purchase Agreement, dated August 12, 2022, among Applebee’s Funding LLC and IHOP Funding LLC, each a Co-Issuer, certain special-purpose, wholly-owned indirect subsidiaries of the Registrant, each as a Guarantor, the Registrant, as manager, certain conduit investors, financial institutions and funding agents, Coöperatieve Rabobank U.A., New York Branch, as provider of letters of credit, swingline lender and administrative agent (Exhibit 10.1 to Registrant’s Form 8-K filed on August 12, 2022 is incorporated herein by reference).

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

†10.81	Dine Brands Global, Inc. Executive Severance and Change in Control Plan (Exhibit 10.81 to Registrant’s Form 10-K filed on March 2, 2022 is incorporated herein by reference.)
*21.1	Subsidiaries of Dine Brands Global, Inc.
*23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
*31.1	Certification of CEO pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
*31.2	Certification of CFO pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
**32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Schema Document.***
101.CAL	Inline XBRL Calculation Linkbase Document.***
101.DEF	Inline XBRL Definition Linkbase Document.***
101.LAB	Inline XBRL Label Linkbase Document.***
101.PRE	Inline XBRL Presentation Linkbase Document.***
104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
#    Portions of this exhibit have been omitted as confidential information.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 1st day of March, 2023.

DINE BRANDS GLOBAL, INC.
By:	/s/ JOHN W. PEYTON
John W. Peyton Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities indicated, on this 1st day of March, 2023.

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