Form 10-Q
period 2023-03-31
Dine Brands Global, Inc.
filed 2023-05-03
CIK 49754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2023
 OR
☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from                  to

Commission File Number 001-15283
Dine Brands Global, Inc.
(Exact name of registrant as specified in its charter)

Delaware		95-3038279
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
10 West Walnut Street, 5th Floor		91103
Pasadena	CA
(Address of principal executive offices)		(Zip Code)

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

As of April 25, 2023, the Registrant had 15,663,733 shares of Common Stock outstanding.

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
Factors that could cause actual results to differ materially from the projections, forecasts, estimates and expectations discussed in this Quarterly Report on Form 10-Q include, among other things: uncertainty regarding the duration and severity of the ongoing COVID-19 pandemic (including the emergence of variant strains) and its ultimate impact on our business; general economic conditions; our level of indebtedness; compliance with the terms of our securitized debt; our ability to refinance our current indebtedness or obtain additional financing; our dependence on information technology; potential cyber incidents; the implementation of restaurant development plans; our dependence on our franchisees; the concentration of our Applebee’s franchised restaurants in a limited number of franchisees; the financial health of our franchisees, including any insolvency or bankruptcy; credit risks from our IHOP franchisees operating under our previous IHOP business model in which we built and equipped IHOP restaurants and then franchised them to franchisees; insufficient insurance coverage to cover potential risks associated with the ownership and operation of restaurants; our franchisees’ and other licensees’ compliance with our quality standards and trademark usage; general risks associated with the restaurant industry; potential harm to our brands’ reputation; risks of food-borne illness or food tampering; possible future impairment charges; trading volatility and fluctuations in the price of our stock; our ability to achieve the financial guidance we provide to investors; successful implementation of our business strategy; the availability of suitable locations for new restaurants; shortages or interruptions in the supply or delivery of products from third parties or availability of utilities; the management and forecasting of appropriate inventory levels; development and implementation of innovative marketing and use of social media; changing health or dietary preference of consumers; risks associated with doing business in international markets; the results of litigation and other legal proceedings; third-party claims with respect to intellectual property assets; delivery initiatives and use of third-party delivery vendors; our allocation of human capital and our ability to attract and retain management and other key employees; compliance with federal, state and local governmental regulations; risks associated with our self-insurance; natural disasters or other serious incidents; our success with development initiatives outside of our core business; the adequacy of our internal controls over financial reporting and future changes in accounting standards; and other matters in the “Risk Factors” section of this report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and in our other filings with the Securities and Exchange Commission, many of which are beyond our control.
Fiscal Quarter End
The Company’s fiscal quarters end on the Sunday closest to the last day of each calendar quarter. For convenience, the fiscal quarters of each year are referred to as ending on March 31, June 30, September 30 and December 31. The first fiscal quarter of 2023 began on January 2, 2023 and ended on April 2, 2023. The first fiscal quarter of 2022 began on January 3, 2022 and ended on April 3, 2022.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.
Dine Brands Global, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	March 31, 2023	December 31, 2022
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$181,606	$269,655
Receivables, net of allowance of $4,587 (2023) and $4,806 (2022)	93,119	119,981
Restricted cash	37,098	38,929
Prepaid gift card costs	23,717	30,235
Prepaid income taxes	—	3,063
Other current assets	12,831	17,901
Total current assets	348,371	479,764
Non-current restricted cash	16,400	16,400
Property and equipment, net	158,715	145,277
Operating lease right-of-use assets	290,859	289,123
Deferred rent receivable	39,772	42,329
Long-term receivables, net of allowance of $5,908 (2023) and $5,529 (2022)	37,831	39,697
Goodwill	254,120	253,956
Other intangible assets, net	594,333	597,028
Other non-current assets, net	17,668	17,917
Total assets	$1,758,069	$1,881,491
Liabilities and Stockholders’ Deficit
Current liabilities:
Current maturities of long-term debt	$100,000	$100,000
Accounts payable	39,085	52,067
Gift card liability	140,769	171,966
Current maturities of operating lease obligations	57,655	59,071
Current maturities of finance lease and financing obligations	7,265	7,542
Accrued employee compensation and benefits	13,862	23,456
Accrued advertising expenses	18,665	24,157
Dividends payable	—	8,017
Other accrued expenses	27,871	24,446
Total current liabilities	405,172	470,722
Long-term debt, net, less current maturities	1,174,564	1,241,914
Operating lease obligations, less current maturities	279,766	275,120
Finance lease obligations, less current maturities	33,256	30,377
Financing obligations, less current maturities	28,029	28,358
Deferred income taxes, net	67,351	74,651
Deferred franchise revenue, long-term	41,204	42,343
Other non-current liabilities	17,410	19,090
Total liabilities	2,046,752	2,182,575
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $1 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; shares: 40,000,000 authorized; March 31, 2023 - 24,915,372 issued, 15,674,739 outstanding; December 31, 2022 - 24,959,972 issued, 15,599,239 outstanding	249	250
Additional paid-in-capital	248,187	259,339
Retained earnings	103,931	84,538
Accumulated other comprehensive loss	(64)	(65)
Treasury stock, at cost; shares: March 31, 2023 - 9,240,633; December 31, 2022 - 9,360,733	(640,986)	(645,146)
Total stockholders’ deficit	(288,683)	(301,084)
Total liabilities and stockholders’ deficit	$1,758,069	$1,881,491

See the accompanying Notes to Consolidated Financial Statements.

Dine Brands Global, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Revenues:
Franchise revenues:
Royalties, franchise fees and other	$102,925	$90,349
Advertising revenues	77,037	70,883
Total franchise revenues	179,962	161,232
Company restaurant sales	1,057	39,416
Rental revenues	31,951	28,807
Financing revenues	797	968
Total revenues	213,767	230,423
Cost of revenues:
Franchise expenses:
Advertising expenses	77,037	70,883
Bad debt expense (credit)	923	(299)
Other franchise expenses	9,406	7,448
Total franchise expenses	87,366	78,032
Company restaurant expenses	1,079	37,408
Rental expenses:
Interest expense from finance leases	709	768
Other rental expenses	20,899	21,355
Total rental expenses	21,608	22,123
Financing expenses	98	107
Total cost of revenues	110,151	137,670
Gross profit	103,616	92,753
General and administrative expenses	51,087	41,548
Interest expense, net	14,709	15,533
Closure and impairment charges	467	146
Amortization of intangible assets	2,774	2,665
Gain on extinguishment of debt	(1,661)	—
Loss (gain) on disposition of assets	71	(1,296)
Income before income taxes	36,169	34,157
Income tax provision	(8,759)	(9,307)
Net income	27,410	24,850
Other comprehensive income net of tax:
Foreign currency translation adjustment	1	(1)
Total comprehensive income	$27,411	$24,849
Net income available to common stockholders:
Net income	$27,410	$24,850
Less: Net income allocated to unvested participating restricted stock	(679)	(598)
Net income available to common stockholders	$26,731	$24,252

Net income available to common stockholders per share:
Basic	$1.75	$1.45
Diluted	$1.74	$1.45
Weighted average shares outstanding:
Basic	15,304	16,722
Diluted	15,339	16,758

See the accompanying Notes to Consolidated Financial Statements.

Dine Brands Global, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Deficit
(In thousands except shares)
(Unaudited)

	Three Months ended March 31, 2023
	Common Stock				Accumulated Other Comprehensive Loss	Treasury Stock
	Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings		Shares	Cost	Total
Balance at December 31, 2022	15,599,239	$250	$259,339	$84,538	$(65)	9,360,733	$(645,146)	$(301,084)
Net income	—	—	—	27,410	—	—	—	27,410
Other comprehensive expense	—	—	—	—	1	—	—	1
Repurchase of restricted shares for taxes	(46,630)	—	(3,527)	—	—	—	—	(3,527)
Net issuance of shares for stock plans	2,030	—	—	—	—	—	—	—
Reissuance of treasury stock	194,960	(1)	(8,575)	—	—	(194,960)	9,160	584
Purchase of Company common stock	(74,860)	—	—	—	—	74,860	(5,000)	(5,000)
Stock-based compensation	—	—	1,718	—	—	—	—	1,718
Dividends on common stock	—	—	91	(8,017)	—	—	—	(7,926)
Tax payments for share settlement of restricted stock units	—	—	(859)	—	—	—	—	(859)
Balance at March 31, 2023	15,674,739	249	248,187	103,931	(64)	9,240,633	(640,986)	(288,683)

	Three Months ended March 31, 2022
	Common Stock				Accumulated Other Comprehensive Loss	Treasury Stock
	Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings		Shares	Cost	Total
Balance at December 31, 2021	17,163,946	$250	$256,189	$35,415	$(59)	7,828,329	$(534,602)	$(242,807)
Net income	—	—	—	24,850	—	—	—	24,850
Other comprehensive loss	—	—	—	—	(1)	—	—	(1)
Repurchase of restricted shares for taxes	(22,972)	—	(1,745)	—	—	—	—	(1,745)
Net issuance of shares for stock plans	21,860	—	—	—	—	—	—	—
Reissuance of treasury stock	171,302	—	(7,778)	—	—	(171,302)	8,019	241
Purchase of Company common stock	(588,108)	—	—	—	—	588,108	(41,445)	(41,445)
Stock-based compensation	—	—	4,341	—	—	—	—	4,341
Dividends on common stock	—	—	96	(7,749)	—	—	—	(7,653)
Tax payments for share settlement of restricted stock units	—	—	(953)	—	—	—	—	(953)
Balance at March 31, 2022	16,746,028	$250	$250,150	$52,516	$(60)	8,245,135	$(568,028)	$(265,172)

See the accompanying Notes to Consolidated Financial Statements

Dine Brands Global, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net income	$27,410	$24,850
Adjustments to reconcile net income to cash flows provided by (used in) operating activities:
Depreciation and amortization	9,222	9,938
Non-cash closure and impairment charges	459	45
Non-cash stock-based compensation expense	1,718	4,341
Non-cash interest expense	1,171	714
Gain on extinguishment of debt	(1,661)	—
Deferred income taxes	(2,901)	(873)
Deferred revenue	(1,193)	(1,177)
Loss (gain) on disposition of assets	71	(1,296)
Other	(308)	(1,766)
Changes in operating assets and liabilities:
Accounts receivable, net	(2,369)	(3,567)
Deferred rent receivable	2,557	1,977
Current income tax receivables and payables	224	2,352
Gift card receivables and payables	(2,310)	(2,180)
Other current assets	5,024	(3,365)
Accounts payable	(7,579)	(11,683)
Operating lease assets and liabilities	340	(2,909)
Accrued employee compensation and benefits	(11,801)	(26,646)
Accrued advertising	(5,067)	6,929
Other current liabilities	3,069	(3,474)
Cash flows provided by (used in) operating activities	16,076	(7,790)
Cash flows from investing activities:
Principal receipts from notes, equipment contracts and other long-term receivables	3,345	4,848
Net additions to property and equipment	(16,030)	(5,298)
Proceeds from sale of property and equipment	—	2,862
Additions to long-term receivables	—	(669)
Other	(54)	(30)
Cash flows (used in) provided by investing activities	(12,739)	1,713
Cash flows from financing activities:
Repayment of long-term debt	(66,574)	—
Dividends paid on common stock	(15,971)	(14,588)
Repurchase of common stock	(5,000)	(41,585)
Principal payments on finance lease obligations	(1,870)	(2,340)
Proceeds from stock options exercised	584	241
Repurchase of restricted stock for tax payments upon vesting	(3,527)	(1,745)
Tax payments for share settlement of restricted stock units	(859)	(953)
Cash flows used in financing activities	(93,217)	(60,970)
Net change in cash, cash equivalents and restricted cash	(89,880)	(67,047)
Cash, cash equivalents and restricted cash at beginning of period	324,984	425,353
Cash, cash equivalents and restricted cash at end of period	$235,104	$358,306
Supplemental disclosures:
Interest paid in cash	$16,702	$15,869
Income taxes paid in cash	$11,937	$7,945

See the accompanying Notes to Consolidated Financial Statements.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1. General
The accompanying unaudited consolidated financial statements of Dine Brands Global, Inc. (the “Company” or “Dine Brands Global”) have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2023.
The consolidated balance sheet at December 31, 2022 has been derived from the audited consolidated financial statements at that date but does not include all of information and footnotes required by U.S. GAAP for complete financial statements.
These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

2. Basis of Presentation
The Company’s fiscal quarters end on the Sunday closest to the last day of each calendar quarter. For convenience, the fiscal quarters of each year are referred to as ending on March 31, June 30, September 30 and December 31. The first fiscal quarter of 2023 began on January 2, 2023 and ended on April 2, 2023. The first fiscal quarter of 2022 began on January 3, 2022 and ended on April 3, 2022.
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

3. Accounting Standards Adopted and Newly Issued Accounting Standards Not Yet Adopted
Accounting Standards Adopted in the Current Fiscal Year
Additional new accounting guidance became effective for the Company as of the beginning of fiscal 2023 that the Company reviewed and concluded was either not applicable to its operations or had no material effect on its consolidated financial statements in the current or future fiscal years.
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

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

4. Revenue (Continued)

Franchise Revenues
The Company franchises the Applebee's Neighborhood Grill & Bar® (“Applebee's”) concept in the American full-service restaurant segment within the casual dining category of the restaurant industry, the International House of Pancakes® (“IHOP”) concept in the family dining mid-scale full-service category of the restaurant industry, and the Fuzzy's Taco Shop® (“Fuzzy's”) concept in the Mexican food segment within the fast-casual dining category of the restaurant industry. The franchise arrangement for the brands is documented in the form of a franchise agreement and, in most cases, a development agreement. The franchise arrangement between the Company as the franchisor and the franchisee as the customer requires the Company to perform various activities to support the brands that do not directly transfer goods and services to the franchisee, but instead represent a single performance obligation, which is the transfer of the franchise license. The intellectual property subject to the franchise license is symbolic intellectual property as it does not have significant standalone functionality, and substantially all the utility is derived from its association with the Company’s past or ongoing activities. The nature of the Company’s promise in granting the franchise license is to provide the franchisee with access to the respective brand’s symbolic intellectual property over the term of the license. The services provided by the Company are highly interrelated with the franchise license and as such are considered to represent a single performance obligation.
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
•The Company is entitled to royalties and advertising fees based on a percentage of the franchisee's gross sales as defined in the franchise agreement. Royalty and advertising revenue are recognized when the franchisee's reported sales occur. Depending on timing within a fiscal period, the recognition of revenue results in either what is considered a contract asset (unbilled receivable) or once billed, accounts receivable, and are included in “receivables, net” on the balance sheet;
•Revenue from the sale of proprietary pancake and waffle dry mix and other proprietary products is recognized in the period in which distributors ship the franchisee's order; recognition of revenue results in an accounts receivable included in “receivables, net” on the balance sheet.
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
Company Restaurant Revenues
Company restaurant revenues comprise retail sales at company-operated restaurants. Sales by company-operated restaurants are recognized when food and beverage items are sold. Company restaurant sales are reported net of sales taxes collected from guests that are remitted to the appropriate taxing authorities, with no significant judgements required.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

4. Revenue (Continued)

The following table disaggregates franchise revenue by major type for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
	2023	2022
	(In thousands)
Franchise Revenue:
Royalties	$83,438	$75,242
Advertising fees	77,037	70,883
Pancake and waffle dry mix sales and other	17,262	12,931
Franchise and development fees	2,225	2,176
Total franchise revenue	$179,962	$161,232
Accounts and other receivables from franchisees as of March 31, 2023 and December 31, 2022 were $68.7 million (net of allowance of $2.8 million) and $69.0 million (net of allowance of $1.3 million), respectively, and were included in receivables, net in the Consolidated Balance Sheets.
Changes in the Company's contract liability for deferred franchise and development fees during the three months ended March 31, 2023 were as follows:

Deferred Franchise Revenue (short- and long-term)
(In thousands)
Balance at December 31, 2022	$49,493
Recognized as revenue during the three months ended March 31, 2023	(2,117)
Fees deferred during the three months ended March 31, 2023	925
Balance at March 31, 2023	$48,301
The balance of deferred revenue as of March 31, 2023 is expected to be recognized as follows:

(In thousands)
2023 (remaining nine months)	$7,277
2024	6,572
2025	5,803
2026	4,952
2027	4,059
Thereafter	19,638
Total	$48,301

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
Notes Receivable
Notes receivable balances primarily relate to the conversion of certain past due Applebee's franchisee accounts receivable to notes receivable, cash loans to franchisees for working capital purposes, a note receivable in connection with the sale of IHOP company restaurants, and IHOP franchise fee and other notes. The notes are typically collateralized by the franchise. A significant portion of these notes have specific reserves recorded against them amounting to $7.4 million as of March 31, 2023.
Equipment Leases Receivable
Equipment leases receivable primarily relate to IHOP franchise development activity prior to 2003 when IHOP typically leased or purchased the restaurant site, built and equipped the restaurant, then franchised the restaurant to a franchisee. Equipment lease contracts are collateralized by the equipment in the restaurant. The estimated fair value of the equipment collateralizing these lease contracts are not deemed to be significant given the very seasoned and mature nature of this portfolio. The weighted average remaining life of the Company’s equipment leases is 3.7 years as of March 31, 2023.
Real Estate Leases Receivable
Real estate leases receivable relate to IHOP franchise development activity prior to 2003. IHOP provided the financing for leasing or subleasing the site. Real estate leases at March 31, 2023, comprised 40 leases with a weighted average remaining life of 10.6 years, and relate to locations that IHOP is leasing from third parties and subleasing to franchisees.
Distributor Receivables
Receivables due from distributors are related to the sale of IHOP’s proprietary pancake and waffle dry mix to franchisees through the Company’s network of suppliers and distributors and are included as part of Other receivables.

	March 31, 2023	December 31, 2022
	(In millions)
Accounts receivable	$72.0	$67.5
Gift card receivables	6.3	34.6
Notes receivable	15.9	17.2
Financing receivables:
Equipment leases receivable	24.8	26.6
Real estate leases receivable	17.2	18.5
Other	5.2	5.6
	141.4	170.0
Less: allowance for credit losses and notes receivable	(10.5)	(10.3)
	130.9	159.7
Less: current portion	(93.1)	(120.0)
Long-term receivables	$37.8	$39.7
The Company's primary credit quality indicator for all portfolio segments is delinquency.
Changes in the allowance for credit losses during the three months ended March 31, 2023 were as follows:

	Accounts Receivable	Notes receivable, short-term	Notes receivable, long-term	Lease Receivables	Equipment Notes	Other (1)	Total
	(In millions)
Balance, December 31, 2022	$1.2	$3.5	$5.3	$0.1	$0.1	$0.1	$10.3
Bad debt (credit) expense	1.0	(0.2)	0.1	(0.0)	(0.0)	0.0	0.9
Advertising provision adjustment	0.6	(0.3)	0.3	—	—	—	0.6
Write-offs	—	(1.3)	—	—	—	—	(1.3)
Recoveries	—	—	—	—	0.0	—	0.0
Balance, March 31, 2023	$2.8	$1.7	$5.7	$0.1	$0.1	$0.1	$10.5
(1) Primarily distributor receivables, gift card receivables and credit card receivables.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

5. Current Expected Credit Losses (Continued)

The delinquency status of receivables (other than accounts receivable, gift card receivables and distributor receivables) at March 31, 2023 was as follows:

	Notes receivable, short-term	Notes receivable, long-term	Lease Receivables	Equipment Notes	Other (1)	Total
(In millions)
Current	$4.4	$11.5	$17.2	$24.8	$0.1	$58.0
30-59 days	—	—	—	—	—	—
60-89 days	—	—	—	—	—	—
90-119 days	—	—	—	—	—	—
120+ days	—	—	—	—	—	—
Total	$4.4	$11.5	$17.2	$24.8	$0.1	$58.0
(1) Primarily credit card receivables.
The year of origination of the Company's notes receivable and financing receivables is as follows:

	Notes receivable, short and long-term	Lease Receivables	Equipment Notes	Total
	(In millions)
2023	$0.5	$—	$0.2	$0.7
2022	1.5	8.3	—	9.8
2021	10.0	2.5	—	12.5
2020	0.4	1.3	—	1.7
2019	—	0.7	—	0.7
Prior	3.5	4.4	24.6	32.5
Total	$15.9	$17.2	$24.8	$57.9
The Company does not place its financing receivables in non-accrual status.

6. Leases
The Company engages in leasing activity as both a lessee and a lessor. The Company currently leases from third parties the real property on which approximately 520 IHOP franchisee-operated restaurants and one Applebee's franchisee-operated restaurant are located; the Company (as lessor) subleases the property to the franchisees that operate those restaurants. The Company also leases property it owns to the franchisees that operate approximately 50 IHOP restaurants and one Applebee's restaurant. The Company leases from third parties the real property on which three Fuzzy's company-operated restaurants are located. The Company also leases office space for its principal corporate office in Pasadena, California and restaurant support centers in Leawood, Kansas, and Irving, Texas. The Company does not have a significant amount of non-real estate leases.
The Company's existing leases/subleases related to IHOP restaurants generally provide for an initial term of 20 to 25 years, with most having one or more five-year renewal options. Leases related to Applebee's restaurants generally have an initial term of 10 to 20 years, with renewal terms of five to 20 years. Option periods were not included in determining liabilities and right-of-use assets related to operating leases. Approximately 275 of the Company's leases met the sales levels that required variable rent payments to the Company (as lessor), based on a percentage of restaurant sales during the three months ended March 31, 2023. Approximately 40 of the leases met the sales levels that required variable rent payments by the Company (as lessee), based on a percentage of restaurant sales during the three months ended March 31, 2023.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

6. Leases (Continued)

The Company's lease (income) cost for the three months ended March 31, 2023 and 2022 was as follows:

	Three months ended March 31,
	2023	2022
	(In millions)
Finance lease cost:
Amortization of right-of-use assets	$0.6	$1.1
Interest on lease liabilities	0.7	1.3
Operating lease cost	19.2	21.1
Variable lease cost	1.9	1.7
Short-term lease cost	0.0	0.0
Sublease income	(29.5)	(26.4)
Lease income	$(7.1)	$(1.2)

Future minimum lease payments under noncancellable leases as lessee as of March 31, 2023 were as follows:

	Finance Leases	Operating Leases
	(In millions)
2023 (remaining nine months)	$6.3	$45.8
2024	7.8	76.8
2025	6.4	66.3
2026	6.0	58.3
2027	4.9	40.1
Thereafter	20.3	122.2
Total minimum lease payments	51.7	409.5
Less: interest/imputed interest	(12.2)	(72.0)
Total obligations	39.5	337.5
Less: current portion	(6.2)	(57.7)
Long-term lease obligations	$33.3	$279.8
The weighted average remaining lease term as of March 31, 2023 was 6.2 years for finance leases and 6.2 years for operating leases. The weighted average discount rate as of March 31, 2023 was 9.3% for finance leases and 5.6% for operating leases.
During the three months ended March 31, 2023 and 2022, the Company made the following cash payments for leases:

	Three months ended March 31,
	2023	2022
	(In millions)
Principal payments on finance lease obligations	$1.9	$2.3
Interest payments on finance lease obligations	0.7	1.3
Payments on operating leases	20.8	23.0
Variable lease payments	2.1	2.1
The Company's income from operating leases for the three months ended March 31, 2023 and 2022 was as follows:

	Three months ended March 31,
	2023	2022
	(In millions)
Minimum lease payments	$27.2	24.4
Variable lease income	4.3	3.9
Total operating lease income	$31.5	$28.3

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

6. Leases (Continued)

Minimum payments to be received as lessor under noncancellable operating leases as of March 31, 2023 were as follows:

(In millions)
2023 (remaining nine months)	$78.0
2024	95.9
2025	83.2
2026	69.0
2027	51.2
Thereafter	131.0
Total minimum rents receivable	$508.3
The Company's income from real estate leases for the three months ended March 31, 2023 and 2022 was as follows:

	Three months ended March 31,
	2023	2022
	(In millions)
Interest income	$0.3	$0.4
Variable lease income	0.1	0.1
Total real estate lease income	$0.4	$0.5
Minimum payments to be received as lessor under noncancellable real estate leases as of March 31, 2023 were as follows:

(In millions)
2023 (remaining nine months)	$3.1
2024	2.6
2025	1.8
2026	1.8
2027	1.8
Thereafter	12.4
Total minimum rents receivable	23.5
Less: unearned income	(6.3)
Total net investment in real estate leases	17.2
Less: current portion	(3.0)
Long-term investment in real estate leases	$14.2

7. Long-Term Debt
At March 31, 2023 and December 31, 2022, long-term debt consisted of the following components:

	March 31, 2023	December 31, 2022
	(In millions)
Series 2019-1 4.194% Fixed Rate Senior Secured Notes, Class A-2-I	$585.1	$653.0
Series 2019-1 4.723% Fixed Rate Senior Secured Notes, Class A-2-II	594.0	594.0
Series 2022-1 Variable Funding Senior Secured Notes, Class A-1, variable interest rate of 7.37% and 7.29% at March 31, 2023 and December 31, 2022, respectively	100.0	100.0
Debt issuance costs	(4.5)	(5.1)
Long-term debt, net of debt issuance costs	1,274.6	1,341.9
Current portion of long-term debt	(100.0)	(100.0)
Long-term debt	$1,174.6	$1,241.9
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
On August 12, 2022, the Co-Issuers established a new revolving financing facility, the 2022-1 Variable Funding Senior Secured Notes, Class A-1 (the “Credit Facility”), that allows for drawings up to $325 million of variable funding notes on a revolving basis and the issuance of letters of credit. In connection with this transaction, the Co-Issuers terminated their $225 million revolving financing facility, the 2019-1 Variable Funding Senior Secured Notes, Class A-1 (the “Previous Credit Facility”). The Credit Facility and the 2019 Class A-2 Notes are referred to collectively herein as the “Notes.” The Notes were issued in securitization transactions pursuant to which substantially all the domestic revenue-generating assets and domestic intellectual property held by the Co-Issuers and certain other special-purpose, wholly-owned indirect subsidiaries of the Company (the “Guarantors”) were pledged as collateral to secure the Notes.
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
As of March 31, 2023, the Company's leverage ratio was approximately 4.5x. As a result, quarterly principal payments on the 2019 Class A-2 Notes of $3.25 million currently are not required.
The Company may voluntarily repay the 2019 Class A-2 Notes at any time; however, if the 2019 Class A-2 Notes are repaid prior to certain dates, the Company would be required to pay make-whole premiums. As of March 31, 2023, the make-whole premium associated with voluntary prepayment of the Class A-2-I Notes was zero and remained as such until the Class A-2-I Notes were refinanced in April 2023 (see Note 17 - Subsequent Event). As of March 31, 2023, the make-whole premium associated with voluntary prepayment of the Class A-2-II Notes was approximately $1.8 million; this amount declines progressively each quarter to zero in June 2024. The Company also would be subject to a make-whole premium in the event of a mandatory prepayment required following a Rapid Amortization Event or certain asset dispositions. The mandatory make-whole premium requirements are considered derivatives embedded in the Notes that must be bifurcated for separate valuation. The Company estimated the fair value of these derivatives to be immaterial as of March 31, 2023, based on the probability-weighted discounted cash flows associated with either event.
2019 Class A-1 Notes
The Previous Credit Facility allowed for drawings up to $225 million of variable funding notes on a revolving basis and the issuance of letters of credit. In March 2020, the Company borrowed $220.0 million against the Previous Credit Facility. The $220.0 million was repaid on March 5, 2021, and there were no outstanding borrowings since that date under the Previous Credit Facility until its termination in August 2022.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7. Long-Term Debt (Continued)
The interest rate for borrowings under the Previous Credit Facility was the three-month LIBOR rate plus 2.15% for 60% of the advances and the commercial paper funding rate of our conduit investor plus 2.15% for 40% of the advances.
At March 31, 2022, $3.5 million was pledged against the Previous Credit Facility for outstanding letters of credit, leaving $221.5 million available for borrowing. The letters of credit are used primarily to satisfy insurance-related collateral requirements.
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
In August 2022, the Company borrowed $100 million against the Credit Facility, all of which was outstanding at March 31, 2023. The amount of $3.4 million was pledged against the Credit Facility for outstanding letters of credit, leaving $221.6 million of the Credit Facility available for borrowing at March 31, 2023. It is anticipated that any principal and interest on the Credit Facility outstanding will be repaid in full on or prior to the quarterly payment date in June 2027, subject to two additional one-year extensions at the option of the Company upon the satisfaction of certain conditions. The letters of credit are used primarily to satisfy insurance-related collateral requirements. The weighted average interest rate for the period outstanding during the three months ended March 31, 2023 was 7.30%.
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
In general, the DSCR ratio is Net Cash Flow (as defined in the Indenture) for the four quarters preceding the calculation date divided by the total debt service payments (as defined in the Indenture) of the preceding four quarters. The complete definitions of the DSCR and all calculation elements are contained in the Indenture. Failure to maintain a prescribed DSCR can trigger a Cash Flow Sweeping Event, A Rapid Amortization Event, a Manager Termination Event or a Default Event as described below. In a Cash Flow Sweeping Event, the Trustee is required to retain 50% of excess Cash Flow (as defined in the Indenture) in a restricted account. In a Rapid Amortization Event, all excess Cash Flow is retained and used to retire principal amounts of debt. In a Manager Termination Event, the Company may be replaced as manager of the assets securitized under the Indenture. In a Default Event, the outstanding principal amount and any accrued but unpaid interest can be called to become immediately due and payable. Key DSCRs are as follows:
•DSCR less than 1.75x - Cash Flow Sweeping Event

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7. Long-Term Debt (Continued)
•DSCR less than 1.20x - Rapid Amortization Event
•Interest-only DSCR less than 1.20x - Manager Termination Event
•Interest-only DSCR less than 1.10x - Default Event
The Company's DSCR for the reporting period ended March 31, 2023 was approximately 4.0x.
Debt Issuance Costs
2022 Class A-1 Notes
In August 2022, the Company incurred costs of approximately $6.3 million in connection with the issuance of the Credit Facility. These debt issuance costs are being amortized over the estimated life of the Credit Facility. Amortization of $0.3 million of these costs was included in interest expense for the three months ended March 31, 2023. As of March 31, 2023, unamortized debt issuance costs of $5.6 million related to the Credit Facility are classified as other non-current assets in the Consolidated Balance Sheets.
2019 Class A-2 Notes
The Company incurred costs of approximately $12.9 million in connection with the issuance of the 2019 Class A-2 Notes. These debt issuance costs are being amortized using the effective interest method over estimated life of each tranche of the 2019 Class A-2 Notes. Amortization costs of $0.9 million and $0.5 million was included in interest expense for three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, unamortized debt issuance costs of $4.5 million are reported as a direct reduction of the Class A-2 Notes in the Consolidated Balance Sheets.
2019 Class A-1 Notes
Amortization costs incurred in connection with the Previous Credit Facility of $0.2 million were included in interest expense for the three months ended March 31, 2022. As of March 31, 2022, unamortized debt issuance costs of $1.4 million related to the Previous Credit Facility were classified as other non-current assets in the Consolidated Balance Sheets. In connection with the termination of the Previous Credit Facility in August 2022, the Company recognized as a loss on extinguishment of debt of $1.2 million, representing the remaining unamortized debt issuance costs associated with the Previous Credit Facility.
Gain on Extinguishment of Debt
The Company purchased $67.9 million of its 2019 Class A-2 Notes under par and recognized a $1.7 million gain on extinguishment of debt during the three months ended March 31, 2023.
Maturities of Long-term Debt
•The legal final maturity of the Class A-2 Notes is in June 2049, but it is anticipated that, unless repaid earlier, the Class A-2-II Notes will be repaid in June 2026 (see Note 17 - Subsequent Event).
•The renewal date of the Credit Facility is June 2027, subject to two additional one-year extensions at the option of the Company upon the satisfaction of certain conditions.
•Quarterly principal payments on the Class A-2-I and Class A-2-II Notes totaling $3.25 million ($13.0 million per annum) are required if the Company's leverage ratio is greater than 5.25x.

8. Stockholders' Deficit
Dividends
Dividends declared and paid per share for the three months ended March 31, 2023 and 2022 were as follows:

	Three months ended March 31,
	2023	2022
Dividends declared per common share	$0.51	$0.46
Dividends paid per common share	$1.02	$0.86
On February 17, 2022, the Company's Board of Directors declared a first quarter 2022 cash dividend of $0.46 per share of common stock, paid on April 1, 2022 to the stockholders of record as of the close of business on March 21, 2022.
On December 2, 2022, the Board of Directors declared a fourth quarter 2022 cash dividend of $0.51 per share of common stock, paid on January 6, 2023 to the stockholders of record as of the close of business on December 17, 2022.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

8. Stockholders' Deficit (Continued)

On February 21, 2023, the Board of Directors declared a first quarter 2023 cash dividend of $0.51 per share of common stock, paid on March 31, 2023 to the stockholders of record as of the close of business on March 20, 2023.
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
During the three months ended March 31, 2023, the Company repurchased 74,860 shares of common stock at a cost of $5.0 million. Cumulatively, the Company repurchased 1,224,449 shares at a cost of $83.7 million under the 2022 Repurchase Program.
Treasury Stock
Repurchases of the Company's common stock are included in treasury stock at the cost of shares repurchased plus any transaction costs. Treasury stock may be re-issued when stock options are exercised, when restricted stock awards are granted and when restricted stock units settle in stock upon vesting. The cost of treasury stock re-issued is determined using the first-in, first-out (“FIFO”) method. During the three months ended March 31, 2023, the Company re-issued 194,960 shares of treasury stock at a total FIFO cost of $9.2 million.

9. Income Taxes
The Company's effective tax rate was 24.2% for the three months ended March 31, 2023, as compared to 27.2% for the three months ended March 31, 2022. The effective tax rate for the three months ended March 31, 2023 was different than the rate of the prior comparable period primarily due to the recognition of higher excess tax benefits from stock-based compensation and lower non-deductible executive compensation.
The total gross unrecognized tax benefit as of March 31, 2023 and December 31, 2022 was $2.6 million and $2.1 million, respectively, excluding interest, penalties and related tax benefits. The Company estimates the unrecognized tax benefit as of March 31, 2023 may decrease over the upcoming 12 months by an amount up to $0.5 million related to settlements with taxing authorities and expiring statutes of limitations. For the remaining liability, due to the uncertainties related to these tax matters, the Company is unable to make a reasonable estimate as to when cash settlement with a taxing authority will occur.
As of March 31, 2023, accrued interest was $0.7 million and accrued penalties were less than $0.1 million, excluding any related income tax benefits. As of December 31, 2022, accrued interest was $0.7 million and accrued penalties were less than $0.1 million, excluding any related income tax benefits. The Company recognizes interest accrued related to unrecognized tax benefits and penalties as a component of the income tax provision recognized in the Consolidated Statements of Comprehensive Income (Loss).
The Company files federal income tax returns and the Company or one of its subsidiaries file income tax returns in various state and international jurisdictions. With few exceptions, the Company is no longer subject to federal tax examinations by tax authorities for years before 2019 and state or non-United States tax examinations by tax authorities for years before 2011. The Company believes that adequate reserves have been provided related to all matters contained in the tax periods open to examination.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

10. Stock-Based Compensation
The following table summarizes the components of stock-based compensation expense included in general and administrative expenses in the Consolidated Statements of Comprehensive Income:

	Three months ended March 31,
	2023	2022
	(In millions)
Equity classified awards expense	$1.8	$4.4
Liability classified awards expense	0.7	0.4
Total stock-based compensation expense	$2.5	$4.8
As of March 31, 2023, total unrecognized compensation expense of $25.6 million related to restricted stock and restricted stock units and $4.1 million related to stock options are expected to be recognized over a weighted average period of 1.6 years for restricted stock and restricted stock units and 1.6 years for stock options.
Fair Value Assumptions
The following table summarizes the assumptions used in the Black-Scholes model for stock options granted during the three months ended March 31, 2023:

Risk-free interest rate	4.4%
Historical volatility	70.9%
Dividend yield	2.7%
Expected years until exercise	4.5
Fair value of options granted	$37.35
Equity Classified Awards - Stock Options
Stock option balances at March 31, 2023, and activity for the three months ended March 31, 2023 were as follows:

	Number of Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Millions)
Outstanding at December 31, 2022	539,575	$75.65
Granted	72,291	74.94
Exercised	(10,568)	55.36
Expired	(472)	72.28
Forfeited	(19,621)	79.38
Outstanding at March 31, 2023	581,205	75.80	5.3	$1.8
Vested at March 31, 2023 and Expected to Vest	561,092	75.88	5.1	$1.8
Exercisable at March 31, 2023	437,962	$76.59	4.0	$1.7
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price of the Company’s common stock on the last trading day of the first quarter of 2023 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2023. The aggregate intrinsic value will change based on the fair market value of the Company’s common stock and the number of in-the-money options.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

10. Stock-Based Compensation (Continued)
Equity Classified Awards - Restricted Stock and Restricted Stock Units
Outstanding balances as of March 31, 2023, and activity related to restricted stock and restricted stock units for the three months ended March 31, 2023 were as follows:

	Shares of Restricted Stock	Weighted Average Grant Date Fair Value	Stock-Settled Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	355,900	$73.57	123,895	$62.11
Granted	184,392	75.05	18,856	74.94
Released	(121,935)	77.11	(46,228)	63.66
Forfeited	(31,735)	73.54	(39,294)	77.23
Outstanding at March 31, 2023	386,622	$73.16	57,229	$54.49
Liability Classified Awards - Cash-settled Restricted Stock Units
The Company has granted cash-settled restricted stock units to certain employees. These instruments are recorded as liabilities at fair value as of the respective period end.
For the three months ended March 31, 2023 and 2022, an expense of zero and $0.2 million, respectively, was included as stock-based compensation expense related to cash-settled restricted stock units. At March 31, 2023 and December 31, 2022, there was no liabilities related to cash-settled restricted stock units.
Liability Classified Awards - Long-Term Incentive Awards
The Company has granted cash long-term incentive awards (“LTIP awards”) to certain employees. Annual LTIP awards vest over a three-year period and are determined using multipliers from 0% to 200% of the target award based on the total stockholder return of Dine Brands Global common stock compared to the total stockholder returns of a peer group of companies. The awards are considered stock-based compensation and are classified as liabilities measured at fair value as of the respective period end. For the three months ended March 31, 2023 and 2022, an expense of $0.7 million and $0.2 million, respectively, was included in total stock-based compensation expense related to LTIP awards. At March 31, 2023 and December 31, 2022, liabilities of $2.8 million and $2.1 million, respectively, related to LTIP awards was included as part of accrued employee compensation and benefits in the Consolidated Balance Sheets.

11. Net Income per Share
The computation of the Company's basic and diluted net income per share is as follows:

	Three months ended March 31,
	2023	2022
	(In thousands, except per share data)
Numerator for basic and diluted income per common share:
Net income	$27,410	$24,850
Less: Net income allocated to unvested participating restricted stock	(679)	(598)
Net income available to common stockholders - basic	26,731	24,252
Effect of unvested participating restricted stock in two-class calculation	1	1
Net income available to common stockholders - diluted	$26,732	$24,253
Denominator:
Weighted average outstanding shares of common stock - basic	15,304	16,722
Dilutive effect of stock options	35	36
Weighted average outstanding shares of common stock - diluted	15,339	16,758
Net income per common share:
Basic	$1.75	$1.45
Diluted	$1.74	$1.45

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

12. Segments
The Company identifies its reporting segments based on the organizational units used by management to monitor performance and make operating decisions. The Company currently has six operating segments: Applebee's franchise operations, IHOP franchise operations, Fuzzy's franchise operations, rental operations, financing operations, and company-operated restaurant operations. The Company has four reporting segments: franchise operations (an aggregation of each restaurant concept's franchise operations), company-operated restaurant operations, rental operations and financing operations. The Company considers these to be its reportable segments, regardless of whether any segment exceeds 10% of consolidated revenues, income before income tax provision or total assets.
 As of March 31, 2023, the franchise operations segment consisted of 1,673 restaurants operated by Applebee’s franchisees in the United States, two U.S. territories and 12 countries outside the United States; 1,790 restaurants operated by IHOP franchisees and area licensees in the United States, two U.S. territories and 11 countries outside the United States; and 134 restaurants operated by Fuzzy's franchisees in the United States. Franchise operations revenue consists primarily of franchise royalty revenues, franchise advertising revenue, sales of proprietary products to franchisees (primarily pancake and waffle dry mixes for the IHOP restaurants), and other franchise fees. Franchise operations expenses include advertising expense, the cost of proprietary products, pre-opening training expenses and other franchise-related costs.
Rental operations revenue includes revenue from operating leases and interest income from real estate leases. Rental operations expenses are costs of operating leases and interest expense from finance leases on which the Company is the lessee.
Financing operations revenue primarily consists of interest income from the financing of IHOP equipment leases and franchise fees and interest income on Applebee's notes receivable from franchisees. Financing operations expenses primarily are the cost of taxes related to IHOP equipment leases.
As of March 31, 2023, the company operations segment consisted of three Fuzzy's restaurants that were acquired in December 2022. During three months ended March 31, 2022, the Company operated 69 Applebee's restaurants that were sold in October 2022. All company-operated restaurants are located in the United States. Company-operated restaurant operation revenue consists of retail sales at company operated restaurants. Company-operated restaurant operation expenses are operating expenses such as food, beverage, labor, benefits, utilities, rent and other operating costs.
Information on segments is as follows:

Dine Brand Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

12. Segments (Continued)

	Three months ended March 31,
	2023	2022
	(In millions)
Revenues from external customers:
Franchise operations	$180.0	$161.2
Rental operations	32.0	28.8
Company restaurants	1.0	39.4
Financing operations	0.8	1.0
Total	$213.8	$230.4

Interest expense:
Rental operations	$1.0	$1.1
Company restaurants	—	0.8
Corporate	14.7	15.5
Total	$15.7	$17.4

Depreciation and amortization:
Franchise operations	$2.5	$2.5
Rental operations	2.6	2.6
Company restaurants	—	1.9
Corporate	4.1	2.9
Total	$9.2	$9.9

Gross profit by segment:
Franchise operations	$92.6	$83.2
Rental operations	10.4	6.7
Company restaurants	—	2.0
Financing operations	0.7	0.9
Total gross profit	103.7	92.8
Corporate and unallocated expenses, net	(67.5)	(58.6)
Income before income taxes	$36.2	$34.2

13. Closure and Impairment Charges
Closure and impairment charges for the three months ended March 31, 2023 and 2022 were as follows:

	Three months ended March 31,
	2023	2022
	(In millions)
Closure charges	$0.4	$0.1
Long-lived tangible asset impairment	0.1	—
Total closure and impairment charges	$0.5	$0.1
The closure charges for the three months ended March 31, 2023 related to revisions to existing closure reserves, including accretion, primarily for 28 IHOP restaurants closed prior to December 31, 2022.
The closure charges of $0.1 million for the three months ended March 31, 2022 related to the establishment of or revisions to existing closure reserves for approximately 35 IHOP restaurants.
The long-lived asset impairment of $0.1 million for the three months ended March 31, 2023 related to certain Fuzzy's company restaurant equipment for which the carrying value exceeded its fair value.

14. Fair Value Measurements
The Company does not have a material amount of financial assets or liabilities that are required under U.S. GAAP to be measured on a recurring basis at fair value. The Company is not a party to any material derivative financial instruments. The Company does not have a material amount of non-financial assets or non-financial liabilities that are required under U.S. GAAP

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

14. Fair Value Measurements (Continued)
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
The fair values of the Company's 2019 Class A-2 Notes at March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023	December 31, 2022
	(In millions)
Face Value of Class A-2 Notes	$1,179.1	$1,247.0
Fair Value of Class A-2 Notes	$1,152.3	$1,167.0
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
Lease Guarantees
In connection with the refranchising of Applebee’s restaurants to franchisees, the Company has, in certain cases, guaranteed or has potential continuing liability for lease payments totaling $433.4 million as of March 31, 2023. This amount represents the maximum potential liability for future payments under these leases. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from 2023 through 2058. Excluding unexercised option periods, the Company's potential liability for future payments under these leases is $99.0 million. In the event of default, the indemnity and default clauses in the sale or assignment agreements govern the Company's ability to pursue and recover damages incurred.

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
The components of cash and cash equivalents were as follows:

	March 31, 2023	December 31, 2022
	(In millions)
Money market funds	$25.0	$75.0
IHOP advertising funds and gift card programs	89.3	96.7
Other depository accounts	67.3	98.0
Total cash and cash equivalents	$181.6	$269.7

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
The components of current restricted cash were as follows:

	March 31, 2023	December 31, 2022
	(In millions)
Securitized debt reserves	$31.9	$32.4
Applebee's advertising funds	3.8	5.4
Other	1.4	1.1
Total current restricted cash	$37.1	$38.9
Non-current Restricted Cash
Non-current restricted cash was $16.4 million and $16.4 million at March 31, 2023 and December 31, 2022, respectively, and represents interest reserves required to be set aside for the duration of the Company's securitized debt.

17. Subsequent Events
On April 17, 2023, Applebee’s Funding LLC and IHOP Funding LLC (the “Co-Issuers”), each a special purpose, wholly-owned indirect subsidiary of the Company, issued the Series 2023-1 7.824% Fixed Rate Senior Secured Notes, Class A-2 (the “New Notes”) in an initial aggregate principal amount of $500 million. The New Notes were issued pursuant to an offering exempt from registration under the Securities Act of 1933, as amended. Payment of principal and interest is required to be made on the New Notes on a quarterly basis. The payment of principal on the New Notes may be suspended when the leverage ratio for the Corporation and its subsidiaries is less than or equal to 5.25x. The legal final maturity of the New Notes is in March 2053, but it is anticipated that, unless earlier prepaid to the extent permitted under the Indenture, the New Notes will be repaid in June 2029.
The New Notes were issued in a securitization transaction pursuant to which substantially all of the domestic revenue- generating assets and domestic intellectual property held by the Co-Issuers and certain other special-purpose, wholly-owned indirect subsidiaries of the Company were pledged as collateral to secure the New Notes.
The Company used the net proceeds of the offering along with cash on hand to repay the entire outstanding balance of approximately $585 million of the Class A-2-I Notes and to pay fees and expenses incurred in connection with the issuance of the New Notes.

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

Overview
The following discussion and analysis provides information which we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes thereto and the MD&A contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Except where the context indicates otherwise, the words “we,” “us,” “our,” “Dine Brands Global” and the “Company” refer to Dine Brands Global, Inc., together with its subsidiaries that are consolidated in accordance with United States generally accepted accounting principles (“U.S. GAAP”).
Through various subsidiaries, we own and franchise the Applebee's Neighborhood Grill & Bar® (“Applebee's”) concept in the American full-service segment within the casual dining category of the restaurant industry, the International House of Pancakes® (“IHOP”) concept in the mid-scale full-service restaurant segment within the family dining category of the restaurant industry, and the Fuzzy's Taco Shop® (“Fuzzy's”) concept in the Mexican limited-service restaurant segment within the fast-casual dining category of the restaurant industry. References herein to Applebee's®, IHOP® and Fuzzy's Taco Shop® restaurants are to these three restaurant concepts, whether operated by franchisees, area licensees and their sub-licensees (collectively, “area licensees”) or by us. With 3,600 franchised and company-operated restaurants combined, we believe we are one of the largest full-service restaurant companies in the world.
We identify our business segments based on the organizational units used by management to monitor performance and make operating decisions. We currently have six operating segments: Applebee's franchise operations, IHOP franchise operations, Fuzzy's franchise operations, rental operations, financing operations, and company-operated restaurant operations. We have four reportable segments: franchise operations (an aggregation of each restaurant concept's franchise operations), rental operations, financing operations, and company-operated restaurant operations. We consider these to be our reportable segments, regardless of whether any segment exceeds 10% of consolidated revenues, income before income tax provision or total assets.
Fuzzy's was acquired in December 2022 and therefore the results of its operations are included herein. However, the key performance indicators in the following sections only include the results of operations of Applebee's and IHOP, unless otherwise noted, as prior period data is not available for Fuzzy’s.
Key Financial Results
The financial tables appearing in MD&A present amounts in millions of dollars that are rounded from our consolidated financial statements presented in thousands of dollars. As a result, the tables may not foot or crossfoot due to rounding.

	Three months ended March 31,		Favorable (Unfavorable) Variance
	2023	2022
	(In millions, except per share data)
Income before income taxes	$36.2	$34.2	$2.0
Income tax (provision) benefit	(8.8)	(9.3)	0.5
Net income	$27.4	$24.9	$2.5

Effective tax rate	24.2%	27.2%	3.0%

Net income per diluted share	$1.74	$1.45	$0.29
			% increase
Weighted average diluted shares	15.3	16.8	(8.9)%
The effective tax rate for the three months ended March 31, 2023 was different than the rate of the prior comparable period primarily due to the recognition of higher excess tax benefits from stock-based compensation and lower non-deductible executive compensation.

The following table highlights the primary components of the increase in our income before income taxes for the three months ended March 31, 2023, compared to our income before income taxes for the three ended March 31, 2022 (in millions):

Favorable (Unfavorable) Variance
Three months ended March 31, 2023
Increase in gross profit:
Applebee's franchise operations	$0.8
IHOP franchise operations	5.2
Fuzzy's franchise operations	3.4
Company restaurant operations	(2.0)
Rental and financing operations	3.5
Total increase in gross profit	10.9
Decrease in closure and impairment charges	(0.3)
Increase in general and administrative ("G&A") expenses	(9.5)
Other	0.9
Increase in income before income taxes	$2.0
Total gross profit for the three months ended March 31, 2023 increased compared with the same period of the prior year, primarily due to the increased revenue from franchise and rental operations, partially offset by the decrease in company operations resulting from the refranchising of our 69 Applebee's company-operated restaurants in October 2022. Additionally, the increase in income before income taxes included an increase in G&A expenses.
Increases in commodity, labor and other restaurant operating costs experienced at restaurants owned and operated by our franchisees could impact us to the extent our franchisees are adversely impacted by a sustained decline in their operating margins. At company operated restaurants, increases in commodity, labor and other restaurant operating costs impact us directly.
See “Consolidated Results of Operations - Comparison of the Three Months ended March 31, 2023 and March 31, 2022” for additional discussion of the changes shown above.
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
Our key performance indicators for the three months ended March 31, 2023 were as follows:

	Three months ended March 31, 2023
	Applebee's	IHOP
Sales percentage increase in reported retail sales - 2023 vs. 2022	5.6%	11.4%
% increase in domestic system-wide same-restaurant sales - 2023 vs. 2022	6.1%	8.7%
Net franchise restaurant (reduction) increase (1)	(5)	9
Net (decrease) increase in total effective restaurants (2)	(3)	32
__________________________________________
(1) Franchise and area license restaurant closings, net of openings, during the three months ended March 31, 2023 and 2022.
(2) Change in the weighted average number of franchise, area license and company-operated restaurants open during the three months ended March 31, 2023, compared to the weighted average number of those open during the same period of 2022.

The change in total effective restaurants for each brand reflects both permanent closures, net of openings, over the past 12 months as well as the weighted effect of restaurants temporarily closed during each period.

Domestic Same-Restaurant Sales

Applebee’s system-wide domestic same-restaurant sales increased 6.1% for the three months ended March 31, 2023 compared to the same period of 2022. The growth in same-restaurant sales was primarily due to an increase in average check as well as a slight increase in traffic. The increase in average check was primarily due to successful promotional food offerings and our continued resurgence of our dine-in channel, and menu price increases by franchisees. The slight increase in traffic was primarily due to a favorable recovery from the COVID-19 Omicron variant's impact in the prior year's first quarter partially offset by a decrease in traffic towards the end of the first quarter 2023.

Applebee's Off-premise Sales Data	Three months ended March 31,
	2023	2022
Off-premise sales (in millions) (1)	$263.4	$297.0
% sales mix	23.1%	27.6%
(1) Primarily to-go, delivery and catering sales for comparable 2023 and 2022 restaurants.
Based on data from Black Box Intelligence, a restaurant sales reporting firm (“Black Box”), Applebee's increase in same-restaurant sales for the three months ended March 31, 2023 underperformed the casual dining segment of the restaurant industry (excluding Applebee's) during the same period of 2023.

IHOP's system-wide domestic same-restaurant sales increased 8.7% for the three months ended March 31, 2023 as compared to the same period of 2022. The improvement was due to an increase in average check. The increase in average check was primarily due to an increase in menu prices as well as a general increase in consumer spending due to larger party sizes and greater spending per person. Traffic was impacted by a favorable recovery from the COVID-19 Omicron variant's impact in the prior year's first quarter partially offset by a decrease in traffic towards the end of the first quarter 2023.

IHOP Off-premise Sales Data	Three months ended March 31,
	2023	2022
Off-premise sales (in millions) (1)	$161.2	$161.7
% sales mix	21.7%	24.6%
(1) Primarily to-go, delivery and catering sales for comparable 2023 and 2022 restaurants.
Based on data from Black Box, IHOP's increase in same-restaurant sales for the three months ended March 31, 2023 underperformed the family dining segment of the restaurant industry (excluding IHOP) during that same period of 2022.
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

	Three months ended March 31,
	2023	2022
Applebee's Restaurant Data	(Unaudited)
Global Effective Restaurants(a)
Franchise	1,673	1,607
Company	—	69
Total	1,673	1,676
System-wide(b)
Domestic sales percentage change(c)	5.6%	13.9%
Domestic same-restaurant sales percentage change(d)	6.1%	14.3%
Franchise(b)
Domestic sales percentage change(c)	9.6%	14.1%
Domestic same-restaurant sales percentage change(d)	5.6%	14.5%
Average weekly domestic unit sales (in thousands)	$56.8	$53.9

IHOP Restaurant Data
Global Effective Restaurants(a)
Franchise	1,617	1,586
Area license	156	155
Total	1,773	1,741
System-wide(b)
Sales percentage change(c)	11.4%	19.9%
Domestic same-restaurant sales percentage change, including area license restaurants(d)	8.7%	18.1%
Franchise(b)
Sales percentage change(c)	11.5%	20.5%
Domestic same-restaurant sales percentage change(d)	8.8%	18.6%
Average weekly unit sales (in thousands)	$38.2	$34.9
Area License(b)
Sales percentage change(c)	10.3%	14.4%
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

	Three months ended March 31,
	2023	2022
Reported sales (in millions)	(Unaudited)
Applebee's domestic franchise restaurant sales	$1,156.1	$1,055.0
Applebee's company-operated restaurants	—	39.4
IHOP franchise restaurant sales	802.2	719.6
IHOP area license restaurant sales	77.8	70.5
Total	$2,036.1	$1,884.5

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

Restaurant Development Activity	Three months ended March 31,
	2023	2022
Applebee's	(Unaudited)
Summary - beginning of period:
Franchise	1,678	1,611
Company	—	69
Beginning of period	1,678	1,680

Franchise restaurants opened:
Domestic	—	1
International	2	—
Total franchise restaurants opened	2	1
Franchise restaurants permanently closed:
Domestic	(6)	(4)
International	(1)	(2)
Total franchise restaurants permanently closed	(7)	(6)
Net franchise restaurant reduction	(5)	(5)

Summary - end of period:
Franchise	1,673	1,606
Company	—	69
Total Applebee's restaurants, end of period	1,673	1,675
Domestic	1,563	1,575
International	110	100

IHOP
Summary - beginning of period:
Franchise	1,625	1,595
Area license	156	156
Company	—	—
Total IHOP restaurants, beginning of period	1,781	1,751

Franchise/area license restaurants opened:
Domestic franchise	13	7
Domestic area license	2	1
International franchise	4	2
Total franchise/area license restaurants opened	19	10
Franchise/area license restaurants permanently closed:
Domestic franchise	(8)	(3)
Domestic area license	(1)	(1)
International franchise	(1)	(1)
Total franchise/area license restaurants permanently closed	(10)	(5)
Net franchise/area license restaurant additions	9	5
Net increase in franchise/area license restaurants	9	5

Summary - end of period:
Franchise	1,633	1,600
Area license	157	156
Total IHOP restaurants, end of period	1,790	1,756
Domestic	1,683	1,661
International	107	95
The restaurant counts and activity presented above do not include two domestic Applebee's ghost kitchens (small kitchens with no store-front presence, used to fill off-premise orders), 12 international Applebee's ghost kitchens and 42 international IHOP ghost kitchens. As of March 31, 2023, 49 franchise groups operated 134 Fuzzy's restaurants in 18 states within the United States and we had three company-owned restaurants in Texas.
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

CONSOLIDATED RESULTS OF OPERATIONS
Comparison of the Three Months ended March 31, 2023 and 2022
Financial Results

Revenue	Three months ended March 31,		Favorable (Unfavorable) Variance
	2023	2022
	(In millions)
Franchise operations	$180.0	$161.2	$18.8
Rental operations	32.0	28.8	3.2
Company restaurant operations	1.0	39.4	(38.4)
Financing operations	0.8	1.0	(0.2)
Total revenue	$213.8	$230.4	$(16.6)
Change vs. prior period	(7.2)%
Total revenue for the three months ended March 31, 2023 decreased compared with the same period of the prior year, primarily due to the refranchising of Applebee's company-operated restaurants partially offset by the increase in Applebee's and IHOP franchise operations revenue and the inclusion of the first full quarter of Fuzzy's franchise operations revenue. Smaller changes in rental and financing revenues are discussed in the sections that follow.

Gross Profit	Three months ended March 31,		Favorable (Unfavorable) Variance
	2023	2022
	(In millions)
Franchise operations	$92.6	$83.2	$9.4
Rental operations	10.4	6.7	3.7
Company restaurant operations	—	2.0	(2.0)
Financing operations	0.7	0.9	(0.2)
Total gross profit	$103.7	$92.8	$10.9
Change vs. prior period	11.7%
Total gross profit for the three months ended March 31, 2023 increased compared with the same period of the prior year, primarily due to the increased revenue from franchise and rental operations, partially offset by the refranchising of Applebee's company-operated restaurants.

	Three months ended March 31,		Favorable (Unfavorable) Variance
Franchise Operations	2023	2022
	(In millions, except number of restaurants)
Effective Franchise Restaurants:(1)
Applebee’s	1,673	1,607	66
IHOP	1,773	1,741	32
Franchise Revenues:
Applebee’s franchise fees	$45.6	$44.1	$1.5
IHOP franchise fees	53.7	46.2	7.5
Advertising fees	77.0	70.9	6.1
Fuzzy's franchise fees	3.6	—	3.6
Total franchise revenues	179.9	161.2	18.7
Franchise Expenses:
Applebee’s	1.6	0.9	(0.7)
IHOP	8.6	6.2	(2.4)
Advertising expenses	77.0	70.9	(6.1)
Fuzzy's	0.2	—	(0.2)
Total franchise expenses	87.4	78.0	(9.4)
Franchise Gross Profit:
Applebee’s	44.0	43.2	0.8
IHOP	45.2	40.0	5.2
Fuzzy's	3.4	—	3.4
Total franchise gross profit	$92.6	$83.2	$9.4
Gross profit as % of franchise revenue (2)	51.5%	51.6%
Gross profit as % of franchise fees (2)(3)	90.0%	92.1%
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

Applebee's franchise fee revenue for the three months ended March 31, 2023 increased 3.4% as compared with the same period of the prior year, primarily due to the favorable impact on royalties of a 6.1% increase in domestic same-restaurant sales and a $0.3 million decrease in Applebee's international revenue.
Applebee's franchise expenses for the three months ended March 31, 2023 increased $0.7 million compared with the same period of the prior year primarily due to an increase in bad debt expense.
IHOP's franchise fee revenue for the three months ended March 31, 2023 increased 16.2% as compared with the same period of the prior year, primarily due to the favorable impact on royalties and pancake and waffle dry mix revenue of an 8.7% increase in domestic same-restaurant sales and a $0.3 million increase in virtual brand revenue.
IHOP franchise expenses for the three months ended March 31, 2023 increased $2.4 million as compared with same period of the prior year, primarily due to an increase in cost of proprietary products (primarily pancake and waffle dry mix) and an increase in bad debt expense.

Advertising revenue and expense by brand for the three months ended March 31, 2023 and 2022 were as follows:

	Three months ended March 31,		Increase
	2023	2022
	(In millions)
Advertising Revenues and Expenses:
Applebee’s	$47.1	$44.4	$2.7
IHOP	28.9	26.4	2.5
Fuzzy's	1.0	—	1.0
Total advertising revenues and expenses	$77.0	$70.8	$6.2
Applebee's and IHOP's advertising revenue and expense for the three months ended March 31, 2023 increased 6.0% and 8.8%, respectively, compared to the same period of the prior year primarily due to the impact of refranchising 69 Applebee's Company's owned restaurant and increases in average check for both brands as noted above.
It is our accounting policy to recognize any deficiency in advertising fee revenue compared to advertising expenditure or any recovery of a previously recognized deficiency in advertising fee revenue compared to advertising expenditure in the fourth quarter of our fiscal year.

Rental Operations	Three months ended March 31,		Favorable (Unfavorable) Variance
	2023	2022
	(In millions)
Rental revenues	$32.0	$28.8	$3.2
Rental expenses	21.6	22.1	0.5
Rental operations gross profit	$10.4	$6.7	$3.7
Gross profit as % of revenue (1)	32.4%	23.2%
___________________________________________________
(1) Percentages calculated on actual amounts, not rounded amounts presented above.
Rental operations relate primarily to IHOP franchise restaurants. Rental income includes sublease revenue from operating leases and interest income from real estate leases. Rental expenses are costs of prime operating leases and interest expense on prime finance leases. Rental operations gross profit for the three months ended March 31, 2023 increased as compared to the same period of the prior year, primarily due to lease buyouts and operating lease renewals and extensions.

Company Restaurant Operations

	Three months ended March 31,		Favorable (Unfavorable) Variance
	2023	2022

Effective Restaurants	3	69	(66)
	(In millions)
Applebee's company restaurant sales (1)	$—	$39.4	$(39.4)
Applebee's company restaurant expenses (1)	0.1	37.4	37.3
Fuzzy's company restaurant sales (2)	1.1	—	1.1
Fuzzy's company restaurant expenses (2)	1.0	—	(1.0)
Company restaurant gross profit	—	$2.0	$(2.0)
Gross profit as % of revenue (3)	(2.1)%	5.1%
_____________________________________________________
(1) Related to 69 Applebee's company-operated restaurants that were still operating through October 2022.
(2) Related to three Fuzzy's company-operated restaurants that were acquired in December 2022.
(3) Percentages calculated on actual amounts, not rounded amounts presented above.

Applebee's company restaurant gross profit for the three months ended March 31, 2023 decreased 100% compared to the same period of 2022, due to the refranchising of the company-operated restaurants in October 2022.
For the three months ended March 31, 2023, company restaurant operations included the first full quarter of Fuzzy's acquired last December.
Company segment restaurant expenses may include costs associated with reacquired restaurants in the process of being refranchised. There were no reacquired restaurants expenses during the three months ended March 31, 2023.
Financing Operations
Financing revenues primarily consist of interest income from the financing of IHOP equipment leases and franchise fees as well as interest income on Applebee's notes receivable from franchisees. Financing expenses are the cost of taxes related to IHOP equipment leases.
Financing revenue and gross profit for the three months ended March 31, 2023 declined compared to the same period of the prior year, primarily because of progressive decline in interest income as note balances are repaid.

G&A Expenses	Three months ended March 31,		Favorable (Unfavorable) Variance
	2023	2022
	(In millions)
Total G&A expenses	$51.1	$41.5	$(9.6)
G&A expenses for the three months ended March 31, 2023 increased 23.0% compared to the same period of the prior year, primarily due to increases in personnel-related costs, professional services, occupancy costs and software maintenance costs. Included in total G&A expenses for the three months ended March 31, 2023 was $1.9 million of expense related to Fuzzy's, which was acquired in December 2022.

Other Income and Expense Items	Three months ended March 31,		Favorable (Unfavorable) Variance
	2023	2022
	(In millions)
Interest expense, net	$14.7	$15.5	$0.8
Closure and impairment charges	0.1	0.2	0.1
Amortization of intangible assets	2.8	2.7	(0.1)
Gain on extinguishment of debt	(1.7)	—	1.7
Loss (gain) on disposition of assets	0.1	(1.3)	(1.4)
Total	$16.0	$17.1	$1.1
Interest expense, net
Interest expense, net for the three months ended March 31, 2023 declined compared to the same period of the prior year due to an increase in interest income from improved yields partially offset by an increase in interest expense on our Credit Facility. We had $100 million outstanding under our Credit Facility during the three months ended March 31, 2023, whereas we had no borrowings outstanding during the three months ended March 31, 2022. See “Liquidity and Capital Resources” for additional discussion related to our Credit Facility.
Gain on extinguishment of debt
The Company purchased $67.9 million of its 2019 Class A-2 Notes under par and recognized a $1.7 million gain on extinguishment of debt during the three months ended March 31, 2023.
Loss (gain) on disposition of assets
There were no individually significant gains or losses on disposition of assets during the three months ended March 31, 2023. The gain on disposition of assets for the three months ended March 31, 2022 primarily related to sale of land and buildings for two IHOP restaurants located on sites owned by us.

Income Taxes	Three months ended March 31,		Favorable (Unfavorable) Variance
	2023	2022
	(In millions)
Income before income taxes	$36.2	$34.2	$2.0
Income tax provision (benefit)	$8.8	$9.3	$0.5
Effective tax rate	24.2%	27.2%	3.0%
Our income tax provision or benefit will vary from period to period in our normal course of business for two reasons: a change in income before income taxes and a change in the effective tax rate. Changes in our income before income taxes were addressed in the preceding sections of “Consolidated Results of Operations - Comparison of the Three Months Ended March 31, 2023 and 2022.”
Our effective tax rate for the three months ended March 31, 2023 was different than the rate of the prior comparable period primarily due to the recognition of higher excess tax benefits from stock-based compensation and lower non-deductible executive compensation.

Liquidity and Capital Resources
Key provisions of our long-term debt potentially impacting liquidity are summarized below. See Note 7 - Long-Term Debt, of the Notes to the Consolidated Financial Statements, for additional detail on long-term debt, including the balances outstanding at March 31, 2023 and 2022.
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
Maturity
The legal final maturity of the 2019 Class A-2 Notes is in June 2049, but it is anticipated that, unless repaid earlier, the Class A-2-II Notes will be repaid in June 2026.
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
As of March 31, 2023, our leverage ratio was approximately 4.5x. Therefore, quarterly principal payments are not required.

Make-whole Premiums
We may voluntarily repay the Class A-2 Notes at any time; however, if repaid prior to certain dates we would be required to pay make-whole premiums. As of March 31, 2023, the make-whole premium associated with voluntary prepayment of the Class A-2-I Notes was zero and remained as such until refinanced in April 2023. As of March 31, 2023, the make-whole premium associated with voluntary prepayment of the Class A-2-II Notes was approximately $1.8 million; this amount increased compared to prior quarter due to rising interest rates. We would also be subject to a make-whole premium in the event of a mandatory prepayment required following certain rapid amortization events or certain asset dispositions. The mandatory make-whole premium requirements are considered derivatives embedded that must be bifurcated for separate valuation. We estimated the fair value of these derivatives to be immaterial as of March 31, 2023, based on the probability-weighted discounted cash flows associated with either event.
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
Failure to maintain a prescribed DSCR can trigger the following events:
•DSCR less than 1.75x - Cash Flow Sweeping Event
•DSCR less than 1.20x - Rapid Amortization Event
•Interest-only DSCR less than 1.20x - Manager Termination Event
•Interest-only DSCR less than 1.10x - Default Event
Our DSCR for the reporting period ended March 31, 2023 was approximately 4.0x.
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
In August 2022, the Company borrowed $100 million against the Credit Facility, all of which was outstanding at March 31, 2023. The amount of $3.4 million was pledged against the Credit Facility for outstanding letters of credit, leaving $221.6 million of the Credit Facility available for borrowing at March 31, 2023. It is anticipated that any principal and interest on the Credit Facility outstanding will be repaid in full on or prior to the quarterly payment date in June 2027, subject to two additional one-year extensions at the option of the Company upon the satisfaction of certain conditions. The letters of credit are used primarily to satisfy insurance-related collateral requirements. The weighted average interest rate on Credit Facility borrowings for the period outstanding during the three months ended March 31, 2023 was 7.30%.
Capital Allocation
Dividends
Dividends declared and paid per share for the three months ended March 31, 2023 and 2022 were as follows:

	Three months ended March 31,
	2023	2022
Dividends declared per common share	$0.51	$0.46
Dividends paid per common share	$1.02	$0.86
On February 17, 2022, the Company's Board of Directors declared a first quarter 2022 cash dividend of $0.51 per share of common stock, paid on April 1, 2022 to the stockholders of record as of the close of business on March 21, 2022.
On December 2, 2022, the Board of Directors declared a fourth quarter 2022 cash dividend of $0.51 per share of common stock, paid on January 6, 2023 to the stockholders of record as of the close of business on December 17, 2022.

On February 21, 2023, the Board of Directors declared a first quarter 2023 cash dividend of $0.51 per share of common stock, paid on March 31, 2023 to the stockholders of record as of the close of business on March 20, 2023.
Stock Repurchases
On February 17, 2022, the Company's Board of Directors authorized a new share repurchase program, effective April 1, 2022, of up to $250 million (the “2022 Repurchase Program”). In connection with the approval of the 2022 Repurchase Program, the 2019 Share Repurchase Program terminated effective April 1, 2022.
During the three months ended March 31, 2023, the Company repurchased 74,860 shares of common stock at a cost of $5.0 million. Cumulatively, the Company repurchased 1,224,449 shares at a cost of $83.7 million under the 2022 Repurchase Program.
From time to time, we also repurchase shares owned and tendered by employees to satisfy tax withholding obligations on the vesting of restricted stock awards. Shares are deemed purchased at the closing price of our common stock on the vesting date. See Part II, Item 2 for detail on this stock repurchase activity during the first quarter of 2023.
Cash Flows
In summary, our cash flows for the three months ended March 31, 2023 and March 31, 2022 were as follows:

	Three months ended March 31,
	2023	2022	Variance
	(In millions)
Net cash provided by (used in) operating activities	$16.1	$(7.8)	$23.9
Net cash (used in) provided by investing activities	(12.7)	1.7	(14.4)
Net cash used in financing activities	(93.2)	(61.0)	(32.2)
Net decrease in cash, cash equivalents and restricted cash	$(89.8)	$(67.1)	$(22.7)
Operating Activities
Cash provided by operating activities increased $23.9 million during the three months ended March 31, 2023 compared to the same period of the prior year. Our net income plus the non-cash reconciling items shown in our statements of cash flows (primarily depreciation, impairment and closure charges, stock-based compensation and deferred taxes) increased $0.8 million from 2022. This was primarily due to an increase in gross profit, partially offset by an increase in G&A expenses. Net changes in working capital used cash of $17.9 million during the three months ended March 31, 2023 compared to using cash of $42.6 million during the same period of the prior year, a favorable change of $24.7 million. The favorable change in working capital was primarily due to a decrease in payments for corporate bonuses and other employee compensation and the timing of disbursements.
Investing Activities
Investing activities used net cash of $12.7 million for the three months ended March 31, 2023. Capital expenditures of $16 million was partially offset by principal receipts from notes, equipment contracts and other long-term receivables of $3.3 million.
Financing Activities
Financing activities used net cash of $93.2 million for the three months ended March 31, 2023. The increase in cash used by financing activities was due to a $66.6 million repayment of Credit Facility in 2023 that did not recur in 2022. Additionally, we repurchased common stock in the amount of $5.0 million, repurchased of surrendered shares of $3.5 million, and paid dividends of $16.0 million.

Cash and Cash Equivalents
Our total cash balances, net of revolving credit facility borrowings, as of March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023	December 31, 2022
	(In millions)
Cash and cash equivalents	$181.6	$269.7
Restricted cash, current	37.1	38.9
Restricted cash, non-current	16.4	16.4
Total	$235.1	$325.0
Less: Revolving credit facility borrowing	(100.0)	(100.0)
Total cash, restricted cash and cash equivalents, net	$135.1	$225.0
Cash and cash equivalents include $89.3 million and $96.7 million of cash held for gift card programs and advertising funds as of March 31, 2023 and December 31, 2022, respectively. The decrease in cash and cash equivalents between March 31, 2023 and December 31, 2022 was primarily due to payments to repurchase common stock, dividend payments and other payments including employee bonuses and advertising.
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

	Three months ended March 31,
	2023	2022	Variance
	(In millions)
Cash flows provided by (used in) operating activities	$16.1	$(7.8)	$23.9
Receipts from notes and equipment contracts receivable	2.2	3.0	(0.8)
Net additions to property and equipment	(16.0)	(5.3)	(10.7)
Adjusted (negative) free cash flow	$2.3	$(10.1)	$12.4
Adjusted free cash flow for the three months ended March 31, 2023 improved compared to the same period of the prior year due to the increase in cash flows provided by operating activities, partially offset by the increase in capital expenditures and a decrease in receipts from notes and equipment contracts receivable, each of which was discussed in preceding sections of this MD&A.
Contractual Obligations and Commitments
There were no material changes to the contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2022. During the three months ended March 31, 2023, there were no significant changes in our critical accounting policies or in our critical accounting estimates.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.
There were no material changes from the information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Item 1A.  Risk Factors.
 There are no material changes from the risk factors set forth under Item 1A of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Company
Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Approximate dollar value of shares that may yet be purchased under the plans or programs (b)
January 2, 2023 - January 29, 2023	866	$75.66	—	$171,282,000
January 30, 2023 - February 26, 2023	89	81.46	—	$171,282,000
February 27, 2023 - April 2, 2023	120,535	70.14	74,860	$166,282,000
	121,490	$70.19	74,860	$166,282,000
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
(b)   On February 17, 2022, the Company's Board of Directors authorized a share repurchase program, effective April 1, 2022, of up to $250 million (the “2022 Repurchase Program”). In connection with the approval of the 2022 Repurchase Program, the 2019 Share Repurchase Program terminated effective April 1, 2022. The 2022 Repurchase Program, as approved by the Board of Directors, does not require the repurchase of a specific number of shares and can be terminated at any time.

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

Dine Brands Global, Inc. (Registrant)

Dated:	3rd day of May, 2023	By:	/s/ John W. Peyton
John W. Peyton Chief Executive Officer (Principal Executive Officer)

Dated:	3rd day of May, 2023	By:	/s/ Vance Y. Chang
Vance Y. Chang Chief Financial Officer (Principal Financial Officer)

Dated:	3rd day of May, 2023	By:	/s/ Allison Hall
Allison Hall Chief Accounting Officer (Principal Accounting Officer)