Form 10-Q
period 2023-06-30
Dine Brands Global, Inc.
filed 2023-08-03
CIK 49754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2023
 OR
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

As of July 25, 2023, the Registrant had 15,551,276 shares of Common Stock outstanding.

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
These statements involve known and unknown risks, uncertainties, and other factors, which may cause actual results to be materially different from those expressed or implied in such statements. These factors include, but are not limited to: general economic conditions, including the impact of inflation; our level of indebtedness; compliance with the terms of our securitized debt; our ability to refinance our current indebtedness or obtain additional financing; our dependence on information technology; potential cyber incidents; the implementation of restaurant development plans; our dependence on our franchisees; the concentration of our Applebee’s franchised restaurants in a limited number of franchisees; the financial health of our franchisees, including any insolvency or bankruptcy; credit risks from our IHOP franchisees operating under our previous IHOP business model in which we built and equipped IHOP restaurants and then franchised them to franchisees; insufficient insurance coverage to cover potential risks associated with the ownership and operation of restaurants; our franchisees’ and other licensees’ compliance with our quality standards and trademark usage; general risks associated with the restaurant industry; potential harm to our brands’ reputation; risks of food-borne illness or food tampering; possible future impairment charges; trading volatility and fluctuations in the price of our stock; our ability to achieve the financial guidance we provide to investors; successful implementation of our business strategy; the availability of suitable locations for new restaurants; shortages or interruptions in the supply or delivery of products from third parties or availability of utilities; the management and forecasting of appropriate inventory levels; development and implementation of innovative marketing and use of social media; changing health or dietary preference of consumers; risks associated with doing business in international markets; the results of litigation and other legal proceedings; third-party claims with respect to intellectual property assets; delivery initiatives and use of third-party delivery vendors; our allocation of human capital and our ability to attract and retain management and other key employees; compliance with federal, state and local governmental regulations; risks associated with our self-insurance; natural disasters, pandemics, epidemics, or other serious incidents; our success with development initiatives outside of our core business; the adequacy of our internal controls over financial reporting and future changes in accounting standards; and other factors discussed from time to time in the "Risk Factors" section of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and in the Corporation's other filings with the Securities and Exchange Commission, many of which are beyond our control.
Fiscal Quarter End
The Company’s fiscal quarters end on the Sunday closest to the last day of each calendar quarter. For convenience, the fiscal quarters of each year are referred to as ending on March 31, June 30, September 30 and December 31. The first fiscal quarter of 2023 began on January 2, 2023 and ended on April 2, 2023; the second fiscal quarter of 2023 ended on July 2, 2023. The first fiscal quarter of 2022 began on January 3, 2022 and ended on April 3, 2022; the second quarter of 2022 ended on July 3, 2022.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.
Dine Brands Global, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	June 30, 2023	December 31, 2022
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$97,953	$269,655
Receivables, net of allowance of $6,803 (2023) and $4,806 (2022)	90,596	119,981
Restricted cash	39,365	38,929
Prepaid gift card costs	23,623	30,235
Prepaid income taxes	4,917	3,063
Other current assets	13,352	17,901
Total current assets	269,806	479,764
Non-current restricted cash	19,500	16,400
Property and equipment, net	157,508	145,277
Operating lease right-of-use assets	283,892	289,123
Deferred rent receivable	37,678	42,329
Long-term receivables, net of allowance of $5,443 (2023) and $5,529 (2022)	35,984	39,697
Goodwill	254,057	253,956
Other intangible assets, net	591,437	597,028
Other non-current assets, net	16,691	17,917
Total assets	$1,666,553	$1,881,491
Liabilities and Stockholders’ Deficit
Current liabilities:
Current maturities of long-term debt	$100,000	$100,000
Accounts payable	33,466	52,067
Gift card liability	137,530	171,966
Current maturities of operating lease obligations	58,687	59,071
Current maturities of finance lease and financing obligations	7,090	7,542
Accrued employee compensation and benefits	15,493	23,456
Accrued advertising expenses	10,980	24,157
Dividends payable	7,980	8,017
Other accrued expenses	28,956	24,446
Total current liabilities	400,182	470,722
Long-term debt, net, less current maturities	1,083,527	1,241,914
Operating lease obligations, less current maturities	275,967	275,120
Finance lease obligations, less current maturities	31,759	30,377
Financing obligations, less current maturities	27,690	28,358
Deferred income taxes, net	70,036	74,651
Deferred franchise revenue, long-term	40,956	42,343
Other non-current liabilities	17,437	19,090
Total liabilities	1,947,554	2,182,575
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $1 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; shares: 40,000,000 authorized; June 30, 2023 - 24,890,199 issued, 15,587,934 outstanding; December 31, 2022 - 24,959,972 issued, 15,599,239 outstanding	249	250
Additional paid-in-capital	250,808	259,339
Retained earnings	114,226	84,538
Accumulated other comprehensive loss	(65)	(65)
Treasury stock, at cost; shares: June 30, 2023 - 9,302,265; December 31, 2022 - 9,360,733	(646,219)	(645,146)
Total stockholders’ deficit	(281,001)	(301,084)
Total liabilities and stockholders’ deficit	$1,666,553	$1,881,491

See the accompanying Notes to Consolidated Financial Statements.

Dine Brands Global, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues:
Franchise revenues:
Royalties, franchise fees and other	$101,938	$94,148	$204,863	$184,497
Advertising revenues	75,979	74,111	153,016	144,994
Total franchise revenues	177,917	168,259	357,879	329,491
Company restaurant sales	474	39,511	1,531	78,927
Rental revenues	29,440	29,066	61,391	57,873
Financing revenues	584	958	1,381	1,926
Total revenues	208,415	237,794	422,182	468,217
Cost of revenues:
Franchise expenses:
Advertising expenses	75,979	74,111	153,016	144,994
Bad debt expense (credit)	1,721	(147)	2,644	(446)
Other franchise expenses	10,580	8,305	19,986	15,753
Total franchise expenses	88,280	82,269	175,646	160,301
Company restaurant expenses	431	37,881	1,510	75,289
Rental expenses:
Interest expense from finance leases	695	746	1,404	1,514
Other rental expenses	21,573	21,097	42,472	42,452
Total rental expenses	22,268	21,843	43,876	43,966
Financing expenses	94	106	192	213
Total cost of revenues	111,073	142,099	221,224	279,769
Gross profit	97,342	95,695	200,958	188,448
General and administrative expenses	47,840	44,063	98,927	85,611
Interest expense, net	17,781	15,359	32,490	30,892
Closure and impairment charges	847	1,311	1,314	1,457
Amortization of intangible assets	2,719	2,665	5,493	5,330
Loss on extinguishment of debt	1,671	—	10	—
Loss (gain) on disposition of assets	2,047	(234)	2,118	(1,530)
Income before income taxes	24,437	32,531	60,606	66,688
Income tax provision	(6,189)	(8,569)	(14,948)	(17,876)
Net income	18,248	23,962	45,658	48,812
Other comprehensive income net of tax:
Foreign currency translation adjustment	(1)	(3)	—	(4)
Total comprehensive income	$18,247	$23,959	$45,658	$48,808
Net income available to common stockholders:
Net income	$18,248	$23,962	$45,658	$48,812
Less: Net income allocated to unvested participating restricted stock	(446)	(673)	(1,125)	(1,273)
Net income available to common stockholders	$17,802	$23,289	$44,533	$47,539

Net income available to common stockholders per share:
Basic	$1.16	$1.45	$2.91	$2.90
Diluted	$1.16	$1.45	$2.91	$2.90
Weighted average shares outstanding:
Basic	15,308	16,050	15,304	16,386
Diluted	15,317	16,080	15,324	16,418

See the accompanying Notes to Consolidated Financial Statements.

Dine Brands Global, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Deficit
(In thousands except shares)
(Unaudited)

	Three Months Ended June 30, 2023
	Common Stock				Accumulated Other Comprehensive Loss	Treasury Stock
	Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings		Shares	Cost	Total
Balance at March 31, 2023	15,674,739	$249	$248,187	$103,931	$(64)	9,240,633	$(640,986)	$(288,683)
Net income	—	—	—	18,248	—	—	—	18,248
Other comprehensive expense	—	—	—	—	(1)	—	—	(1)
Purchase of Company common stock	(137,632)	—	—	—	—	137,632	(9,017)	(9,017)
Reissuance of treasury stock	76,000	—	(556)	—	—	(76,000)	3,784	3,228
Net issuance of shares for stock plans	(18,445)	—	—	—	—	—	—	—
Repurchase of restricted shares for taxes	(6,728)	—	(414)	—	—	—	—	(414)
Stock-based compensation	—	—	3,591	—	—	—	—	3,591
Dividends on common stock	—	—	—	(7,953)	—	—	—	(7,953)
Balance at June 30, 2023	15,587,934	$249	$250,808	$114,226	$(65)	9,302,265	$(646,219)	$(281,001)

	Six Months Ended June 30, 2023
	Common Stock				Accumulated Other Comprehensive Loss	Treasury Stock
	Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings		Shares	Cost	Total
Balance at December 31, 2022	15,599,239	$250	$259,339	$84,538	$(65)	9,360,733	$(645,146)	$(301,084)
Net income	—	—	—	45,658	—	—	—	45,658
Other comprehensive expense	—	—	—	—	—	—	—	—
Purchase of Company common stock	(212,492)	—	—	—	—	212,492	(14,017)	(14,017)
Reissuance of treasury stock	270,960	(1)	(9,131)	—	—	(270,960)	12,944	3,812
Net issuance of shares for stock plans	(16,415)	—	—	—	—	—	—	—
Repurchase of restricted shares for taxes	(53,358)	—	(3,941)	—	—	—	—	(3,941)
Stock-based compensation	—	—	5,309	—	—	—	—	5,309
Dividends on common stock	—	—	91	(15,970)	—	—	—	(15,879)
Tax payments for share settlement of restricted stock units	—	—	(859)	—	—	—	—	(859)
Balance at June 30, 2023	15,587,934	$249	$250,808	$114,226	$(65)	9,302,265	$(646,219)	$(281,001)

Dine Brands Global, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Deficit (Continued)
(In thousands except shares)
(Unaudited)

	Three Months Ended June 30, 2022
	Common Stock				Accumulated Other Comprehensive Loss	Treasury Stock
	Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings		Shares	Cost	Total
Balance at March 31, 2022	16,746,028	$250	$250,150	$52,516	$(60)	8,245,135	$(568,028)	$(265,172)
Net income	—	—	—	23,962	—	—	—	23,962
Other comprehensive loss	—	—	—	—	(3)	—	—	(3)
Purchase of Company common stock	(912,992)	—	—	—	—	912,992	(62,608)	(62,608)
Reissuance of treasury stock	6,682	—	(315)	—	—	(6,682)	315	—
Net issuance of shares for stock plans	(7,533)	—	—	—	—	—	—	—
Repurchase of restricted shares for taxes	(8,795)	—	(608)	—	—	—	—	(608)
Stock-based compensation	—	—	3,986	—	—	—	—	3,986
Dividends on common stock	—	—	—	(8,213)	—	—	—	(8,213)
Balance at June 30, 2022	15,823,390	$250	$253,213	$68,265	$(63)	9,151,445	$(630,321)	$(308,656)

	Six Months Ended June 30, 2022
	Common Stock				Accumulated Other Comprehensive Loss	Treasury Stock
	Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings		Shares	Cost	Total
Balance at December 31, 2021	17,163,946	$250	$256,189	$35,415	$(59)	7,828,329	$(534,602)	$(242,807)
Net income	—	—	—	48,812	—	—	—	48,812
Other comprehensive loss	—	—	—	—	(4)	—	—	(4)
Purchase of Company common stock	(1,501,100)	—	—	—	—	1,501,100	(104,053)	(104,053)
Reissuance of treasury stock	177,984	—	(8,093)	—	—	(177,984)	8,334	241
Net issuance of shares for stock plans	14,327	—	—	—	—	—	—	—
Repurchase of restricted shares for taxes	(31,767)	—	(2,353)	—	—	—	—	(2,353)
Stock-based compensation	—	—	8,327	—	—	—	—	8,327
Dividends on common stock	—	—	96	(15,962)	—	—	—	(15,866)
Tax payments for share settlement of restricted stock units	—	$—	$(953)	$—	$—	—	$—	$(953)
Balance at June 30, 2022	15,823,390	$250	$253,213	$68,265	$(63)	9,151,445	$(630,321)	$(308,656)

See the accompanying Notes to Consolidated Financial Statements

Dine Brands Global, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net income	$45,658	$48,812
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	17,651	19,969
Non-cash closure and impairment charges	1,296	1,348
Non-cash stock-based compensation expense	5,309	8,327
Non-cash interest expense	1,935	1,436
Loss on extinguishment of debt	10	—
Deferred income taxes	(2,939)	(773)
Deferred revenue	(1,730)	(2,396)
Loss (gain) on disposition of assets	2,118	(1,530)
Other	88	(2,647)
Changes in operating assets and liabilities:
Accounts receivable, net	(285)	(1,114)
Deferred rent receivable	4,651	3,964
Current income tax receivables and payables	(3,006)	3,715
Gift card receivables and payables	(6,204)	(8,397)
Other current assets	4,502	(5,983)
Accounts payable	(13,307)	(9,656)
Operating lease assets and liabilities	3,806	(5,724)
Accrued employee compensation and benefits	(10,170)	(18,894)
Accrued advertising	(13,177)	(178)
Other current liabilities	6,478	(400)
Cash flows provided by operating activities	42,684	29,879
Cash flows from investing activities:
Principal receipts from notes, equipment contracts and other long-term receivables	6,261	9,476
Net additions to property and equipment	(22,787)	(12,749)
Proceeds from sale of property and equipment	—	3,658
Additions to long-term receivables	—	(1,069)
Other	(46)	(93)
Cash flows used in investing activities	(16,572)	(777)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	500,000	—
Repayment of long-term debt	(651,713)	—
Borrowing from revolving credit facility	15,000	—
Repayment of revolving credit facility	(15,000)	—
Payment of debt issuance costs	(7,967)	—
Dividends paid on common stock	(15,970)	(14,588)
Repurchase of common stock	(14,017)	(102,394)
Principal payments on finance lease obligations	(3,623)	(4,696)
Proceeds from stock options exercised	3,812	241
Repurchase of restricted stock for tax payments upon vesting	(3,941)	(2,353)
Tax payments for share settlement of restricted stock units	(859)	(953)
Cash flows used in financing activities	(194,278)	(124,743)
Net change in cash, cash equivalents and restricted cash	(168,166)	(95,641)
Cash, cash equivalents and restricted cash at beginning of period	324,984	425,353
Cash, cash equivalents and restricted cash at end of period	$156,818	$329,712
Supplemental disclosures:
Interest paid in cash	$34,818	$31,701
Income taxes paid in cash	$21,400	$16,065

See the accompanying Notes to Consolidated Financial Statements.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1. General
The accompanying unaudited consolidated financial statements of Dine Brands Global, Inc. (the “Company” or “Dine Brands Global”) have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2023.
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

2. Basis of Presentation
The Company’s fiscal quarters end on the Sunday closest to the last day of each calendar quarter. For convenience, the fiscal quarters of each year are referred to as ending on March 31, June 30, September 30 and December 31. The first fiscal quarter of 2023 began on January 2, 2023 and ended on April 2, 2023; the second fiscal quarter of 2023 ended on July 2, 2023. The first fiscal quarter of 2022 began on January 3, 2022 and ended on April 3, 2022; the second fiscal quarter of 2022 ended on July 3, 2022.
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

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

4. Revenue (Continued)

The following table disaggregates franchise revenue by major type for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Franchise Revenue:
Royalties	$82,768	$78,006	$166,206	$153,248
Advertising fees	75,979	74,111	153,016	144,994
Pancake and waffle dry mix sales and other	17,150	14,077	34,412	27,008
Franchise and development fees	2,020	2,065	4,245	4,241
Total franchise revenue	$177,917	$168,259	$357,879	$329,491
Accounts and other receivables from franchisees as of June 30, 2023 and December 31, 2022 were $71.0 million (net of allowance of $3.4 million) and $69.0 million (net of allowance of $1.3 million), respectively, and were included in receivables, net in the Consolidated Balance Sheets.
Changes in the Company's contract liability for deferred franchise and development fees during the six months ended June 30, 2023 were as follows:

Deferred Franchise Revenue (short- and long-term)
(In thousands)
Balance at December 31, 2022	$49,493
Recognized as revenue during the six months ended June 30, 2023	(4,102)
Fees deferred during the six months ended June 30, 2023	2,371
Balance at June 30, 2023	$47,762
The balance of deferred revenue as of June 30, 2023 is expected to be recognized as follows:

(In thousands)
2023 (remaining six months)	$4,199
2024	6,471
2025	5,712
2026	4,876
2027	3,969
Thereafter	22,535
Total	$47,762

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
Notes Receivable
Notes receivable balances primarily relate to the conversion of certain past due Applebee's franchisee accounts receivable to notes receivable, cash loans to franchisees for working capital purposes, a note receivable in connection with the sale of IHOP company restaurants, and IHOP franchise fee and other notes. The notes are typically collateralized by the franchise. A significant portion of these notes have specific reserves recorded against them amounting to $8.6 million as of June 30, 2023.
Equipment Leases Receivable
Equipment leases receivable primarily relate to IHOP franchise development activity prior to 2003 when IHOP typically leased or purchased the restaurant site, built and equipped the restaurant, then franchised the restaurant to a franchisee. Equipment lease contracts are collateralized by the equipment in the restaurant. The estimated fair value of the equipment collateralizing these lease contracts are not deemed to be significant given the very seasoned and mature nature of this portfolio. The weighted average remaining life of the Company’s equipment leases is 3.5 years as of June 30, 2023.
Real Estate Leases Receivable
Real estate leases receivable relate to IHOP franchise development activity prior to 2003. IHOP provided the financing for leasing or subleasing the site. Real estate leases at June 30, 2023, comprised 32 leases with a weighted average remaining life of 10.8 years, and relate to locations that IHOP is leasing from third parties and subleasing to franchisees.
Distributor Receivables
Receivables due from distributors are related to the sale of IHOP’s proprietary pancake and waffle dry mix to franchisees through the Company’s network of suppliers and distributors and are included as part of Other receivables.

	June 30, 2023	December 31, 2022
	(In millions)
Accounts receivable	$69.4	$67.5
Gift card receivables	7.1	34.6
Notes receivable	16.3	17.2
Financing receivables:
Equipment leases receivable	23.4	26.6
Real estate leases receivable	16.2	18.5
Other	6.4	5.6
	138.8	170.0
Less: allowance for credit losses and notes receivable	(12.2)	(10.3)
	126.6	159.7
Less: current portion	(90.6)	(120.0)
Long-term receivables	$36.0	$39.7
The Company's primary credit quality indicator for all portfolio segments is delinquency.
Changes in the allowance for credit losses during the six months ended June 30, 2023 were as follows:

	Accounts Receivable	Notes receivable, short-term	Notes receivable, long-term	Lease Receivables	Equipment Notes	Other (1)	Total
	(In millions)
Balance, December 31, 2022	$1.2	$3.5	$5.3	$0.1	$0.1	$0.1	$10.3
Bad debt (credit) expense	1.5	1.2	(0.1)	(0.0)	(0.0)	0.0	2.6
Advertising provision adjustment	0.6	(0.0)	—	—	—	—	0.6
Write-offs	—	(1.3)	—	(0.0)	—	(0.0)	(1.3)
Balance, June 30, 2023	$3.3	$3.4	$5.2	$0.1	$0.1	$0.1	$12.2
(1) Primarily distributor receivables, gift card receivables and credit card receivables.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

5. Current Expected Credit Losses (Continued)

The delinquency status of receivables (other than accounts receivable, gift card receivables and distributor receivables) at June 30, 2023 was as follows:

	Notes receivable, short-term	Notes receivable, long-term	Real Estate Lease Receivable	Equipment Notes	Other (1)	Total
	(In millions)
Current	$4.3	$11.9	$16.2	$23.4	$0.0	$55.8
30-59 days	0.0	—	—	—	—	—
60-89 days	0.0	—	—	—	—	—
90-119 days	0.0	—	—	—	—	—
120+ days	0.1	—	—	—	—	0.1
Total	$4.4	$11.9	$16.2	$23.4	$0.0	$55.9
(1) Primarily credit card receivables.
The year of origination of the Company's notes receivable and financing receivables is as follows:

	Notes receivable, short and long-term	Lease Receivables	Equipment Notes	Total
	(In millions)
2023	$4.7	$—	$0.5	$5.2
2022	1.4	8.2	—	9.6
2021	9.9	2.4	—	12.3
2020	0.3	1.3	—	1.6
2019	—	0.7	—	0.7
Prior	—	3.6	22.9	26.5
Total	$16.3	$16.2	$23.4	$55.9
The Company does not place its financing receivables in non-accrual status.

6. Leases
The Company engages in leasing activity as both a lessee and a lessor. The Company currently leases from third parties the real property on which approximately 520 IHOP franchisee-operated restaurants and one Applebee's franchisee-operated restaurant are located; the Company (as lessor) subleases the property to the franchisees that operate those restaurants. The Company also leases property it owns to the franchisees that operate approximately 50 IHOP restaurants and one Applebee's restaurant. The Company leases from a third party the real property on which one Fuzzy's company-operated restaurant is located. The Company also leases office space for its principal corporate office in Pasadena, California and restaurant support centers in Leawood, Kansas, and Irving, Texas. The Company does not have a significant amount of non-real estate leases.
The Company's existing leases/subleases related to IHOP restaurants generally provide for an initial term of 20 to 25 years, with most having one or more five-year renewal options. Leases related to Applebee's restaurants generally have an initial term of 10 to 20 years, with renewal terms of five to 20 years. Option periods were not included in determining liabilities and right-of-use assets related to operating leases. Approximately 290 of the Company's leases met the sales levels that required variable rent payments to the Company (as lessor), based on a percentage of restaurant sales during the six months ended June 30, 2023. Approximately 40 of the leases met the sales levels that required variable rent payments by the Company (as lessee), based on a percentage of restaurant sales during the six months ended June 30, 2023.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

6. Leases (Continued)

The Company's lease (income) cost for the three and six months ended June 30, 2023 and 2022 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Finance lease cost:
Amortization of right-of-use assets	$0.6	$1.1	$1.2	$2.2
Interest on lease liabilities	0.7	1.2	1.4	2.5
Operating lease cost	18.9	21.2	38.1	42.3
Variable lease cost	2.2	1.9	4.1	3.6
Short-term lease cost	0.0	0.0	0.0	0.0
Sublease income	(27.0)	(26.6)	(56.5)	(53.1)
Lease income	$(4.6)	$(1.2)	$(11.7)	$(2.5)
Future minimum lease payments under noncancellable leases as lessee as of June 30, 2023 were as follows:

	Finance Leases	Operating Leases
	(In millions)
2023 (remaining six months)	$3.8	$31.6
2024	7.8	77.9
2025	6.4	67.4
2026	6.0	59.7
2027	4.9	41.4
Thereafter	20.3	126.5
Total minimum lease payments	49.2	404.5
Less: interest/imputed interest	(11.5)	(69.8)
Total obligations	37.7	334.7
Less: current portion	(5.9)	(58.7)
Long-term lease obligations	$31.8	$276.0
The weighted average remaining lease term as of June 30, 2023 was 6.1 years for finance leases and 6.1 years for operating leases. The weighted average discount rate as of June 30, 2023 was 9.3% for finance leases and 5.6% for operating leases.
During the three and six months ended June 30, 2023 and 2022, the Company made the following cash payments for leases:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Principal payments on finance lease obligations	$1.7	$2.4	$3.6	$4.7
Interest payments on finance lease obligations	0.7	1.2	1.4	2.5
Payments on operating leases	20.4	22.8	41.3	45.8
Variable lease payments	2.1	1.8	4.2	3.9
The Company's income from operating leases for the three and six months ended June 30, 2023 and 2022 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Minimum lease payments	$24.4	$24.0	$51.7	$47.8
Variable lease income	4.6	4.6	8.9	8.5
Total operating lease income	$29.0	$28.6	$60.6	$56.3

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

6. Leases (Continued)

Minimum payments to be received as lessor under noncancellable operating leases as of June 30, 2023 were as follows:

(In millions)
2023 (remaining six months)	$52.5
2024	97.6
2025	85.1
2026	70.9
2027	53.2
Thereafter	141.3
Total minimum rents receivable	$500.6
The Company's income from real estate leases for the three and six months ended June 30, 2023 and 2022 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Interest income	$0.3	$0.4	$0.6	$0.8
Variable lease income	0.1	0.2	0.2	0.4
Selling (loss) profit	—	(0.1)	—	0.4
Total real estate lease income	$0.4	$0.5	$0.8	$1.6
Minimum payments to be received as lessor under noncancellable real estate leases as of June 30, 2023 were as follows:

(In millions)
2023 (remaining six months)	$1.9
2024	2.6
2025	1.8
2026	1.8
2027	1.7
Thereafter	12.4
Total minimum rents receivable	22.2
Less: unearned income	(6.0)
Total net investment in real estate leases	16.2
Less: current portion	(2.5)
Long-term investment in real estate leases	$13.7

7. Long-Term Debt
At June 30, 2023 and December 31, 2022, long-term debt consisted of the following components:

	June 30, 2023	December 31, 2022
	(In millions)
Series 2019-1 4.194% Fixed Rate Senior Secured Notes, Class A-2-I	$—	$653.0
Series 2019-1 4.723% Fixed Rate Senior Secured Notes, Class A-2-II	594.0	594.0
Series 2022-1 Variable Funding Senior Secured Notes, Class A-1, variable interest rate of 7.70% and 7.29% at June 30, 2023 and December 31, 2022, respectively	100.0	100.0
Series 2023-1 7.824% Fixed Rate Senior Secured Notes, Class A-2	500.0	—
Debt issuance costs	(10.5)	(5.1)
Long-term debt, net of debt issuance costs	1,183.5	1,341.9
Current portion of long-term debt	(100.0)	(100.0)
Long-term debt	$1,083.5	$1,241.9
On June 5, 2019, Applebee’s Funding LLC and IHOP Funding LLC (the “Co-Issuers”), each a special purpose, wholly-owned indirect subsidiary of the Company, issued two tranches of fixed rate senior secured notes, the Series 2019-1 4.194% Fixed Rate Senior Secured Notes, Class A-2-I (“2019 Class A-2-I Notes”) in an initial aggregate principal amount of $700

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7. Long-Term Debt (Continued)
million and the Series 2019-1 4.723% Fixed Rate Senior Secured Notes, Class A-2-II (“2019 Class A-2-II Notes”) in an initial aggregate principal amount of $600 million (the “2019 Class A-2-II Notes” and, together with the 2019 Class A-2-I Notes, the “2019 Class A-2 Notes”). The 2019 Class A-2 Notes were issued pursuant to an offering exempt from registration under the Securities Act of 1933, as amended.
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
On April 17, 2023, the Co-Issuers completed a refinancing transaction and issued $500 million of Series 2023-1 7.824% Fixed Rate Senior Secured Notes, Class A-2 (the “2023 Class A-2 Notes”). The 2023 Class A-2 Notes were issued pursuant to an offering exempt from registration under the Securities Act of 1933, as amended. The Company used the net proceeds of the 2023 Class A-2 Notes to repay the entire outstanding balance of approximately $585 million of the 2019 Class A-2-I Notes and to pay fees and expenses incurred in connection with the issuance of the 2023 Class A-2 Notes. The remaining 2019 Class A-2-II Notes and the Credit Facility, together with the 2023 Class A-2 Notes are referred to collectively herein as the “Notes.” The Notes were issued in securitization transactions pursuant to which substantially all the domestic revenue-generating assets and domestic intellectual property held by the Co-Issuers and certain other special-purpose, wholly-owned indirect subsidiaries of the Company (the “Guarantors”) were pledged as collateral to secure the Notes.
The Notes were issued under a Base Indenture, dated as of September 30, 2014, amended and restated as of June 5, 2019 and further amended and restated as of April 17, 2023 (the “Base Indenture”). In addition, the 2019 Class A-2-II Notes were issued under the related Series 2019-1 Supplement to the Base Indenture, dated June 5, 2019 (the “Series 2019-1 Supplement”), among the Co-Issuers and Citibank, N.A., as the trustee (in such capacity, the “Trustee”) and securities intermediary, the Credit Facility was issued under the related Series 2022-1 Supplement to the Base Indenture, dated August 12, 2022 (“Series 2022-1 Supplement”), among the Co-Issuers and Citibank, N.A., as Trustee and securities intermediary, and the 2023 Class A-2 Notes were issued under the related Series 2023-1 Supplement to the Base Indenture, dated April 17, 2023 (the “Series 2023-1 Supplement”), among the Co-Issuers and Citibank, N.A., as Trustee and securities intermediary. The Base Indenture, Series 2019-1 Supplement, Series 2022-1 Supplement, and Series 2023-1 Supplement (collectively, the “Indenture”) will allow the Co-Issuers to issue additional series of notes in the future subject to certain conditions set forth therein.
2019 Class A-2 Notes
The 2019 Class A-2-I Notes were voluntarily repaid in full on April 17, 2023, while the 2019 Class A-2-II Notes remain outstanding as of June 30, 2023. For a description of the 2019 Class A-2-I Notes, refer to Note 8 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The legal final maturity of the 2019 Class A-2-II Notes is June 2049, but rapid amortization will apply if the 2019 Class A-2-II Notes are not repaid by June 2026 (the “2019 Class A-2-II Anticipated Repayment Date”). If the Co-Issuers have not repaid or refinanced the 2019 Class A-2-II Notes by the 2019 Class A-2-II Anticipated Repayment Date, then additional interest will accrue on the 2019 Class A-2-II Notes, as applicable, at the greater of: (A) 5.0% and (B) the amount, if any, by which the sum of the following exceeds the applicable 2019 Class A-2-II Note interest rate: (x) the yield to maturity (adjusted to a quarterly bond-equivalent basis) on the 2019 Class A-2-II Anticipated Repayment Date of the United States Treasury Security having a term closest to 10 years plus (y) 7.64% for the 2019 Class A-2-II Notes.
While the 2019 Class A-2-II Notes are outstanding, payment of principal and interest is required to be made on the 2019 Class A-2-II Notes on a quarterly basis. The quarterly principal payment of $1.50 million on the 2019 Class A-2-II Notes may be suspended when the leverage ratio for the Company and its subsidiaries is less than or equal to 5.25x. Exceeding the leverage ratio of 5.25x does not violate any covenant related to the Notes. In general, the leverage ratio is the Company's indebtedness (as defined in the Indenture) divided by adjusted EBITDA (as defined in the Indenture) for the four preceding quarterly periods. The complete definitions of all calculation elements of the leverage ratio are contained in the Indenture.
As of June 30, 2023, the Company's leverage ratio was approximately 4.5x. As a result, quarterly principal payments on the 2019 Class A-2-II Notes of $1.50 million currently are not required.
The Company may voluntarily repay the 2019 Class A-2-II Notes at any time without any associated make-whole premium.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7. Long-Term Debt (Continued)
2019 Class A-1 Notes
The Previous Credit Facility allowed for drawings up to $225 million of variable funding notes on a revolving basis and the issuance of letters of credit. There were no outstanding borrowings since March 2021 under the Previous Credit Facility until its termination in August 2022.
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
The legal final maturity of the Credit Facility is June 2052, but rapid amortization will apply if there are outstanding amounts under the Credit Facility after June 2027 (the “Class A-1 Renewal Date”). The Class A-1 Renewal Date may be extended at the Co-Issuers’ election for up to two successive one-year periods if certain conditions are met. If the Co-Issuers have not repaid or refinanced the Credit Facility by the Class A-1 Renewal Date (after giving effect to any extensions), then interest will accrue on the Credit Facility at a rate equal to 5.00% in addition to the regular interest rate applicable to the Credit Facility.
As of June 30, 2023, the outstanding balance of the Credit Facility was $100 million. The amount of $3.4 million was pledged against the Credit Facility for outstanding letters of credit, leaving $221.6 million of the Credit Facility available for borrowing at June 30, 2023. It is anticipated that any principal and interest on the Credit Facility outstanding will be repaid in full on or prior to the quarterly payment date in June 2027, subject to two additional one-year extensions at the option of the Company upon the satisfaction of certain conditions. The letters of credit are used primarily to satisfy insurance-related collateral requirements. The weighted average interest rate for the period outstanding during the six months ended June 30, 2023 was 7.46%.
2023 Class A-2 Notes
The legal final maturity of the 2023 Class A-2 Notes is in March 2053, but it is anticipated that, unless repaid earlier to the extent permitted under the Indenture, the 2023 Class A-2 Notes will be repaid in June 2029 (the “2023 Class A-2 Anticipated Repayment Date”). If the Co-Issuers have not repaid or refinanced the 2023 Class A-2 Notes by the 2023 Class A-2 Anticipated Repayment Date, then additional interest will accrue on the 2023 Class A-2 Notes, as applicable, at the greater of: (A) 5.0% and (B) the amount, if any, by which the sum of the following exceeds the Series 2023-1 Class A-2 Note interest rate: (x) the yield to maturity (adjusted to a quarterly bond-equivalent basis) on the 2023 Class A-2 Anticipated Repayment Date of the United States Treasury Security having a term closest to 10 years plus (y) 9.24% for the 2023 Class A-2 Notes.
While the 2023 Class A-2 Notes are outstanding, payment of principal and interest is required to be made on the 2023 Class A-2 Notes on a quarterly basis. The payment of principal on the 2023 Class A-2 Notes may be suspended when the leverage ratio for the Company and its subsidiaries is less than or equal to 5.25x.
As of June 30, 2023, the Company's leverage ratio was approximately 4.5x. As a result, quarterly principal payments on the 2023 Class A-2 Notes of $1.25 million currently are not required.
The Company may voluntarily repay the 2023 Class A-2 Notes at any time; however, if the 2023 Class A-2 Notes are repaid prior to certain dates, the Company would be required to pay make-whole premiums. As of June 30, 2023, the make-whole premium associated with voluntary prepayment of the 2023 Class A-2 Notes was approximately $45.1 million. The Company also would be subject to a make-whole premium in the event of a mandatory prepayment required following a Rapid Amortization Event or certain asset dispositions. The mandatory make-whole premium requirements are considered derivatives embedded in the Notes that must be bifurcated for separate valuation. The Company estimated the fair value of these derivatives to be immaterial as of June 30, 2023, based on the probability-weighted discounted cash flows associated with either event.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7. Long-Term Debt (Continued)
Repurchase Program
On February 16, 2023, our Company's Board of Directors authorized a debt repurchase program of up to $100 million. Repurchases of the Company’s debt, if any, are expected to reduce future cash interest payments, as well as future amounts due at maturity or upon redemption. Under the authorization, the Company may make repurchases of the Company's debt from time to time in the open market or in privately negotiated transactions upon such terms and at such prices as management may determine.
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
In general, the DSCR ratio is Net Cash Flow (as defined in the Indenture) for the four quarters preceding the calculation date divided by the total debt service payments (as defined in the Indenture) of the preceding four quarters. The complete definitions of the DSCR and all calculation elements are contained in the Indenture. Failure to maintain a prescribed DSCR can trigger a Cash Flow Sweeping Event, A Rapid Amortization Event, a Manager Termination Event or a Default Event (each as defined in the Indenture) as described below. In a Cash Flow Sweeping Event, the Trustee is required to retain 50% of excess Cash Flow (as defined in the Indenture) in a restricted account. In a Rapid Amortization Event, all excess Cash Flow is retained and used to retire principal amounts of debt. In a Manager Termination Event, the Company may be replaced as manager of the assets securitized under the Indenture. In a Default Event, the outstanding principal amount and any accrued but unpaid interest can be called to become immediately due and payable. Key DSCRs are as follows:
•DSCR less than 1.75x - Cash Flow Sweeping Event
•DSCR less than 1.20x - Rapid Amortization Event
•Interest-only DSCR less than 1.20x - Manager Termination Event
•Interest-only DSCR less than 1.10x - Default Event
The Company's DSCR for the reporting period ended June 30, 2023 was approximately 3.7x.
Debt Issuance Costs
2023 Class A-2 Notes
The Company incurred costs of approximately $8.0 million in connection with the issuance of the 2023 Class A-2 Notes. These debt issuance costs are being amortized using the effective interest method over the estimated life of the 2023 Class A-2 Notes. Amortization costs of $0.2 million were included in interest expense for the three and six months ended June 30, 2023. As of June 30, 2023, unamortized debt issuance costs of $7.8 million are reported as a direct reduction of the 2023 Series Class A-2 Notes in the Consolidated Balance Sheets.
2022 Class A-1 Notes
In August 2022, the Company incurred costs of approximately $6.3 million in connection with the issuance of the Credit Facility. These debt issuance costs are being amortized over the estimated life of the Credit Facility. Amortization of $0.3 million and $0.6 million, respectively, of these costs were included in interest expense for the three and six months ended June 30, 2023. As of June 30, 2023, unamortized debt issuance costs of $5.3 million related to the Credit Facility are classified as other non-current assets in the Consolidated Balance Sheets.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7. Long-Term Debt (Continued)
2019 Class A-2 Notes
The Company incurred costs of approximately $12.9 million in connection with the issuance of the 2019 Class A-2 Notes. These debt issuance costs are being amortized using the effective interest method over estimated life of each tranche of the 2019 Class A-2 Notes. Amortization costs of $0.2 million and $1.1 million were included in interest expense for the three and six months ended June 30, 2023, respectively. Amortization costs of $0.1 million and $1.1 million were included in interest expense for the three and six months ended June 30, 2022, respectively. In connection with the repayment of the 2019 Class A-2-I Notes discussed above, the Company recognized as a loss on extinguishment of debt of $1.7 million, representing the related remaining unamortized debt issuance costs. As of June 30, 2023, unamortized debt issuance costs of $2.7 million are reported as a direct reduction of the 2019 Class A-2-II Notes in the Consolidated Balance Sheets.
2019 Class A-1 Notes
Amortization costs incurred in connection with the Previous Credit Facility of $0.2 million were included in interest expense for the six months ended June 30, 2022. In connection with the termination of the Previous Credit Facility in August 2022, the Company recognized as a loss on extinguishment of debt of $1.2 million, representing the remaining unamortized debt issuance costs associated with the Previous Credit Facility.
Loss (Gain) on Extinguishment of Debt
The Company purchased $67.9 million of its 2019 Class A-2-I Notes under par and recognized a $1.7 million gain on extinguishment of debt during the six months ended June 30, 2023.
In connection with the repayment of the 2019 Class A-2-I Notes, the Company recognized a loss on extinguishment of debt of $1.7 million, representing the remaining unamortized costs related to the 2019 Class A-2-I Notes.
Maturities of Long-term Debt
•The final maturity of the 2019 Class A-2 Notes is in June 2049, but it is anticipated that, unless repaid earlier, the 2019 Class A-2-II Notes will be repaid in June 2026.
•The final maturity of the 2023 Class A-2 Notes is in March 2053, but it is anticipated that, unless repaid earlier, the 2023 Class A-2 Notes will be repaid in June 2029.
•The renewal date of the Credit Facility is June 2027, subject to two additional one-year extensions at the option of the Company upon the satisfaction of certain conditions.
•Quarterly principal payments on the 2019 Class A-2-II Notes totaling $1.50 million ($6.0 million per annum) are required if the Company's leverage ratio is greater than 5.25x.
•Quarterly principal payments on the 2023 Class A-2 Notes totaling $1.25 million ($5.0 million per annum) are required if the Company's leverage ratio is greater than 5.25x.

8. Stockholders' Deficit
Dividends
Dividends declared and paid per share for the six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Dividends declared per common share	$0.51	$0.51	$1.02	$0.97
Dividends paid per common share	$—	$—	$1.02	$0.86
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
On May 11, 2023, the Board of Directors declared a second quarter 2023 cash dividend of $0.51 per share of common stock, paid on July 7, 2023 to the stockholders of record as of the close of business on June 20, 2023.

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
During the six months ended June 30, 2023, the Company repurchased 212,492 shares of common stock at a cost of $14.0 million. Cumulatively, the Company repurchased 1,362,081 shares at a cost of $92.7 million under the 2022 Repurchase Program.
Treasury Stock
Repurchases of the Company's common stock are included in treasury stock at the cost of shares repurchased plus any transaction costs. Treasury stock may be re-issued when stock options are exercised, when restricted stock awards are granted and when restricted stock units settle in stock upon vesting. The cost of treasury stock re-issued is determined using the first-in, first-out (“FIFO”) method. During the six months ended June 30, 2023, the Company re-issued 270,960 shares of treasury stock at a total FIFO cost of $12.9 million.

9. Income Taxes
The Company's effective tax rate was 24.7% for the six months ended June 30, 2023, as compared to 26.8% for the six months ended June 30, 2022. The effective tax rate for the six months ended June 30, 2023 was different than the rate of the prior comparable period primarily due to the recognition of higher excess tax benefits from stock-based compensation and lower non-deductible executive compensation.
The total gross unrecognized tax benefit as of June 30, 2023 and December 31, 2022 was $2.6 million and $2.1 million, respectively, excluding interest, penalties and related tax benefits. The Company estimates the unrecognized tax benefit as of June 30, 2023 may decrease over the upcoming 12 months by an amount up to $0.5 million related to settlements with taxing authorities and expiring statutes of limitations. For the remaining liability, due to the uncertainties related to these tax matters, the Company is unable to make a reasonable estimate as to when cash settlement with a taxing authority will occur.
As of June 30, 2023, accrued interest was $0.8 million and accrued penalties were less than $0.1 million, excluding any related income tax benefits. As of December 31, 2022, accrued interest was $0.7 million and accrued penalties were less than $0.1 million, excluding any related income tax benefits. The Company recognizes interest accrued related to unrecognized tax benefits and penalties as a component of the income tax provision recognized in the Consolidated Statements of Comprehensive Income.
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

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

10. Stock-Based Compensation
The following table summarizes the components of stock-based compensation expense included in general and administrative expenses in the Consolidated Statements of Comprehensive Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Equity classified awards expense	$3.5	$4.0	$5.3	$8.4
Liability classified awards (credit) expense	(1.3)	1.0	(0.6)	1.4
Total stock-based compensation expense	$2.2	$5.0	$4.7	$9.8
As of June 30, 2023, total unrecognized compensation expense of $22.3 million related to restricted stock and restricted stock units and $3.6 million related to stock options are expected to be recognized over a weighted average period of 1.5 years for restricted stock and restricted stock units and 1.5 years for stock options.
Fair Value Assumptions
The following table summarizes the assumptions used in the Black-Scholes model for stock options granted during the six months ended June 30, 2023:

Risk-free interest rate	4.4%
Historical volatility	70.9%
Dividend yield	2.7%
Expected years until exercise	4.5
Fair value of options granted	$37.35
Equity Classified Awards - Stock Options
Stock option balances at June 30, 2023, and activity for the six months ended June 30, 2023 were as follows:

	Number of Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Millions)
Outstanding at December 31, 2022	539,575	$75.65
Granted	72,291	74.94
Exercised	(69,443)	54.90
Expired	(55,879)	82.17
Forfeited	(20,375)	79.22
Outstanding at June 30, 2023	466,169	77.69	6.2	$0.3
Vested at June 30, 2023 and Expected to Vest	449,236	77.84	6.1	$0.3
Exercisable at June 30, 2023	325,063	$57.61	5.1	$0.3
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price of the Company’s common stock on the last trading day of the second quarter of 2023 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2023. The aggregate intrinsic value will change based on the fair market value of the Company’s common stock and the number of in-the-money options.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

10. Stock-Based Compensation (Continued)
Equity Classified Awards - Restricted Stock and Restricted Stock Units
Outstanding balances as of June 30, 2023, and activity related to restricted stock and restricted stock units for the six months ended June 30, 2023 were as follows:

	Shares of Restricted Stock	Weighted Average Grant Date Fair Value	Stock-Settled Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	355,900	$73.57	123,895	$62.11
Granted	201,517	74.16	20,540	74.01
Released	(141,487)	75.01	(46,228)	63.66
Forfeited	(50,180)	73.05	(39,294)	77.23
Outstanding at June 30, 2023	365,750	$73.41	58,913	$54.62
Liability Classified Awards - Cash-settled Restricted Stock Units
The Company has granted cash-settled restricted stock units to certain employees in the past. These instruments were recorded as liabilities at fair value as of the respective period end.
There have been no liabilities related to cash-settled restricted stock units since the first quarter of 2022. For the six months ended June 30, 2022, an expense of $0.2 million was included as stock-based compensation expense related to cash-settled restricted stock units.
Liability Classified Awards - Long-Term Incentive Awards
The Company has granted cash long-term incentive awards (“LTIP awards”) to certain employees. Annual LTIP awards vest over a three-year period and are determined using multipliers from 0% to 200% of the target award based on the total stockholder return of Dine Brands Global common stock compared to the total stockholder returns of a peer group of companies. The awards are considered stock-based compensation and are classified as liabilities measured at fair value as of the respective period end. For the three months ended June 30, 2023 and 2022, a credit of $1.3 million and an expense of $1.0 million, respectively, were included in total stock-based compensation expense related to LTIP awards. For the six months ended June 30, 2023 and 2022, a credit of $0.6 million and an expense of $1.3 million, respectively, was included in total stock-based compensation expense related to LTIP awards. At June 30, 2023 and December 31, 2022, liabilities of $1.5 million and $2.1 million, respectively, related to LTIP awards was included as part of accrued employee compensation and benefits in the Consolidated Balance Sheets.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

11. Net Income per Share
The computation of the Company's basic and diluted net income per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands, except per share data)
Numerator for basic and diluted income per common share:
Net income	$18,248	$23,962	$45,658	$48,812
Less: Net income allocated to unvested participating restricted stock	(446)	(673)	(1,125)	(1,273)
Net income available to common stockholders - basic	17,802	23,289	44,533	47,539
Effect of unvested participating restricted stock in two-class calculation	—	1	—	1
Net income available to common stockholders - diluted	$17,802	$23,290	$44,533	$47,540
Denominator:
Weighted average outstanding shares of common stock - basic	15,308	16,050	15,304	16,386
Dilutive effect of stock options	9	30	20	32
Weighted average outstanding shares of common stock - diluted	15,317	16,080	15,324	16,418
Net income per common share:
Basic	$1.16	$1.45	$2.91	$2.90
Diluted	$1.16	$1.45	$2.91	$2.90

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
 As of June 30, 2023, the franchise operations segment consisted of 1,661 restaurants operated by Applebee’s franchisees in the United States, two U.S. territories and 13 countries outside the United States; 1,790 restaurants operated by IHOP franchisees and area licensees in the United States, two U.S. territories and 13 countries outside the United States; and 137 restaurants operated by Fuzzy's franchisees in the United States. Franchise operations revenue consists primarily of franchise royalty revenues, franchise advertising revenue, sales of proprietary products to franchisees (primarily pancake and waffle dry mixes for the IHOP restaurants), and other franchise fees. Franchise operations expenses include advertising expense, the cost of proprietary products, pre-opening training expenses and other franchise-related costs.
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
During the three and six months ended June 30, 2023, the company restaurants segment consisted of three Fuzzy's restaurants that were acquired in December 2022 of which two were subsequently refranchised in 2023. During three and six months ended June 30, 2022, the Company operated 69 Applebee's restaurants that were refranchised in October 2022. All company-operated restaurants are located in the United States. Company-operated restaurant operation revenue consists of retail sales at company operated restaurants. Company-operated restaurant operation expenses are operating expenses such as food, beverage, labor, benefits, utilities, rent and other operating costs.

Dine Brand Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

12. Segments (Continued)
Information on segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Revenues from external customers:
Franchise operations	177.9	$168.3	357.9	$329.5
Rental operations	29.4	29.1	61.4	57.9
Company restaurants	0.5	39.5	1.5	78.9
Financing operations	0.6	0.9	1.4	1.9
Total	$208.4	237.8	$422.2	$468.2

Interest expense:
Rental operations	$1.0	$1.0	$2.0	$2.2
Company restaurants	—	0.8	—	1.6
Corporate	17.8	15.4	32.5	30.9
Total	$18.8	$17.2	$34.5	$34.7

Depreciation and amortization:
Franchise operations	$2.4	$2.5	$4.9	$5.0
Rental operations	2.6	2.6	5.3	5.3
Company restaurants	0.0	1.9	0.0	3.8
Corporate	3.3	3.0	7.5	5.9
Total	$8.4	$10.0	$17.7	$20.0

Gross profit by segment:
Franchise operations	$89.6	$86.0	$182.2	$169.2
Rental operations	7.2	7.2	17.5	13.9
Company restaurants	0.0	1.6	0.0	3.6
Financing operations	0.5	0.9	1.2	1.7
Total gross profit	97.3	95.7	201.0	188.4
Corporate and unallocated expenses, net	(72.9)	(63.2)	(140.4)	(121.8)
Income before income taxes	$24.4	$32.5	$60.6	$66.7

13. Closure and Impairment Charges
Closure and impairment charges for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Closure charges	$0.4	$1.0	$0.8	$1.2
Long-lived tangible asset impairment	0.4	0.3	0.5	0.3
Total closure and impairment charges	$0.8	$1.3	$1.3	$1.5
The closure charges for the three and six months ended June 30, 2023 are related to revisions to existing closure reserves, including accretion, approximately 30 IHOP restaurants.
The closure charges for the three and six months ended June 30, 2022 are related to the establishment of or revisions to existing closure reserves for approximately 35 IHOP restaurants.
The long-lived asset impairment for the three and six months ended June 30, 2023 primarily related to technology that were developed in connection with the IHOP Flip'd initiative that was stopped. Long-lived intangible asset impairment charges for the three and six months ended June 30, 2022 related to the impairment of land and buildings for two IHOP restaurants located on sites owned by the Company.

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
The fair values of the Company's long-term debt, excluding the Credit Facility, at June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023	December 31, 2022
	(In millions)
Face Value	$1,094.0	$1,247.0
Fair Value	$1,042.4	$1,736.9
The fair values were determined based on Level 2 inputs, including information gathered from brokers who trade in the Company’s long-term debt, as well as information on notes that are similar to those of the Company.

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
Lease Guarantees
In connection with the refranchising of Applebee’s restaurants to franchisees, the Company has, in certain cases, guaranteed or has potential continuing liability for lease payments totaling $424.2 million as of June 30, 2023. This amount represents the maximum potential liability for future payments under these leases. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from 2023 through 2058. Excluding unexercised option periods, the Company's potential liability for future payments under these leases is $95.8 million. In the event of default, the indemnity and default clauses in the sale or assignment agreements govern the Company's ability to pursue and recover damages incurred.

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

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

16. Cash, Cash Equivalents and Restricted Cash (Continued)

The components of cash and cash equivalents were as follows:

	June 30, 2023	December 31, 2022
	(In millions)
Money market funds	$3.0	$75.0
IHOP advertising funds and gift card programs	73.5	96.7
Other depository accounts	21.5	98.0
Total cash and cash equivalents	$98.0	$269.7
Current Restricted Cash
Current restricted cash primarily consisted of funds required to be held in trust in connection with the Company's securitized debt and funds from Applebee's franchisees pursuant to franchise agreements, usage of which was restricted to advertising activities.
The components of current restricted cash were as follows:

	June 30, 2023	December 31, 2022
	(In millions)
Securitized debt reserves	$33.8	$32.4
Applebee's advertising funds	4.1	5.4
Other	1.4	1.1
Total current restricted cash	$39.4	$38.9
Non-current Restricted Cash
Non-current restricted cash was $19.5 million and $16.4 million at June 30, 2023 and December 31, 2022, respectively, and represents interest reserves required to be set aside for the duration of the Company's securitized debt.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in conjunction with the consolidated financial statements and the related notes that appear elsewhere in this report and the MD&A contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Statements contained in this report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Please refer to the section of this report under the heading “Cautionary Statement Regarding Forward-Looking Statements” for more information. Except where the context indicates otherwise, the words “we,” “us,” “our,” “Dine Brands Global” and the “Company” refer to Dine Brands Global, Inc., together with its subsidiaries that are consolidated in accordance with United States generally accepted accounting principles (“U.S. GAAP”).

Overview
Through various subsidiaries, we own and franchise the Applebee's Neighborhood Grill & Bar® (“Applebee's”) concept in the American full-service segment within the casual dining category of the restaurant industry, the International House of Pancakes® (“IHOP”) concept in the mid-scale full-service restaurant segment within the family dining category of the restaurant industry, and the Fuzzy's Taco Shop® (“Fuzzy's”) concept in the Mexican limited-service restaurant segment within the fast-casual dining category of the restaurant industry. References herein to Applebee's®, IHOP® and Fuzzy's Taco Shop® restaurants are to these three restaurant concepts, whether operated by franchisees, area licensees and their sub-licensees (collectively, “area licensees”) or by us. With almost 3,600 franchised and company-operated restaurants combined, we believe we are one of the largest full-service restaurant companies in the world.
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
We acquired Fuzzy's in December 2022 and the results of its operations are included herein. However, comparative key performance indicators in the following sections only include the results of operations of Applebee's and IHOP, unless otherwise noted, as prior period data is not available for Fuzzy’s.
Key Financial Results
The financial tables appearing in this MD&A present amounts in millions of dollars that are rounded from our consolidated financial statements presented in thousands of dollars. As a result, the tables may not foot or crossfoot due to rounding.

	Three Months Ended June 30,		Favorable (Unfavorable) Variance	Six Months Ended June 30,		Favorable (Unfavorable) Variance
	2023	2022		2023	2022
	(In millions, except per share data)
Income before income taxes	$24.4	$32.5	$(8.1)	$60.6	$66.7	$(6.1)
Income tax provision	(6.2)	(8.6)	2.4	(14.9)	(17.9)	3.0
Net income	$18.2	$24.0	$(5.7)	$45.7	$48.8	$(3.2)

Effective tax rate	25.3%	26.3%	1.0%	24.7%	26.8%	2.1%

Net income per diluted share	$1.16	$1.45	$(0.29)	$2.91	$2.90	$0.01
			% increase			% increase
Weighted average diluted shares	15.3	16.1	(5.0)%	15.3	16.4	(6.7)%
The effective tax rate for the three and six months ended June 30, 2023 was different than the rate of the prior comparable periods primarily due to the recognition of higher excess tax benefits from stock-based compensation and lower non-deductible executive compensation.

The following table highlights the primary components of the decrease in our income before income taxes for the three and six months ended June 30, 2023, compared to our income before income taxes for the comparable prior period (in millions):

	Favorable (Unfavorable) Variance
	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Increase in gross profit:
Applebee's franchise operations	$—	$0.9
IHOP franchise operations	0.2	5.4
Fuzzy's franchise operations	3.4	6.8
Company restaurant operations	(1.6)	(3.6)
Rental and financing operations	(0.4)	3.1
Total increase in gross profit	1.6	12.6
Increase in general and administrative ("G&A") expenses	(3.8)	(13.3)
Interest expense, net	(2.4)	(1.6)
Loss on disposition of assets	(2.3)	(3.6)
Other	(1.3)	(0.0)
Decrease in income before income taxes	$(8.1)	$(6.1)
Income before income taxes for the three and six months ended June 30, 2023 decreased compared to the comparable prior periods primarily due to the increase in G&A expenses and loss on disposition of assets primarily related to the stopping of our IHOP Flip'd initiative, partially offset by the increase in revenue from franchise operations including our recently acquired Fuzzy's Taco Shop® brand.
Increases in commodity, labor and other restaurant operating costs experienced at restaurants owned and operated by our franchisees could impact us to the extent our franchisees are adversely impacted by a sustained decline in their operating margins. At company operated restaurants, increases in commodity, labor and other restaurant operating costs impact us directly.
See “Consolidated Results of Operations - Comparison of the Three and Six Months Ended June 30, 2023 and 2022” for additional discussion of the changes shown above.
Key Performance Indicators
In evaluating the performance of each restaurant concept, we consider the key performance indicators to be the system-wide sales percentage change, the percentage change in domestic system-wide same-restaurant sales (“domestic same-restaurant sales”), net franchise restaurant development and the change in effective restaurants. Changes in both domestic same-restaurant sales and in the number of Applebee's and IHOP restaurants will impact our system-wide retail sales that drive franchise royalty revenues. Restaurant development also impacts franchise revenues in the form of initial franchise fees and, in the case of IHOP restaurants, sales of proprietary pancake and waffle dry mix. As noted above, the comparative key performance indicators in the following sections only include the results of operations of Applebee's and IHOP, unless otherwise noted, as prior period data is not available for Fuzzy’s.
Our key performance indicators for the three and six months ended June 30, 2023 were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2023		June 30, 2023
	Applebee's	IHOP	Applebee's	IHOP
Sales percentage (decrease) increase in reported retail sales - 2023 vs. 2022	(1.5)%	4.6%	2.0%	7.8%
% (decrease) increase in domestic system-wide same-restaurant sales - 2023 vs. 2022	(1.0)%	2.1%	2.5%	5.3%
Net franchise restaurant (reduction) increase (1)	(12)	—	(17)	9
Net (decrease) increase in total effective restaurants (2)	(11)	34	(7)	32
__________________________________________
(1) Franchise and area license restaurant closings, net of openings, during the three and six months ended June 30, 2023 and 2022.
(2) Change in the weighted average number of franchise, area license and company-operated restaurants open during the three and six months ended June 30, 2023, compared to the weighted average number of those open during the same periods of 2022.

The change in total effective restaurants for each brand reflects both permanent closures, net of openings, over the past 12 months as well as the weighted effect of restaurants temporarily closed during each period.

Domestic Same-Restaurant Sales

Applebee’s system-wide domestic same-restaurant sales decreased 1.0% for the three months ended June 30, 2023 and increased 2.5% for the six months ended June 30, 2023 as compared to the same periods of 2022. The slight decrease for the three months ended June 30, 2023 was primarily due to a decrease in traffic, offset by an increase in average check. The increase for the six months ended June 30, 2023 was primarily due to an increase in average check resulting from the successful promotional food offerings and menu price increases by franchisees, offset by a decrease in traffic.

Applebee's Off-Premise Sales Data	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Off-premise sales (in millions) (1)	$244.6	$281.6	$508.2	$578.7
% sales mix	22.6%	25.6%	22.9%	26.6%
(1) Primarily to-go, delivery and catering sales for comparable 2023 and 2022 restaurants.
Based on data from Black Box Intelligence, a restaurant sales reporting firm (“Black Box”), Applebee's same-restaurant sales for the three and six months ended June 30, 2023 underperformed the casual dining segment of the restaurant industry (excluding Applebee's) during the same periods of 2023.

IHOP's system-wide domestic same-restaurant sales increased 2.1% for the three months ended June 30, 2023 and 5.3% for the six months ended June 30, 2023 as compared to the same periods of 2022. The improvement was due to an increase in average check, offset by a decrease in traffic. The increase in average check was primarily due to an increase in menu prices as well as a general increase in consumer spending due to larger party sizes and greater spending per person.

IHOP Off-Premise Sales Data	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Off-premise sales (in millions) (1)	$156.2	$154.6	$317.4	$317.3
% sales mix	20.7%	21.3%	21.2%	22.9%
(1) Primarily to-go, delivery and catering sales for comparable 2023 and 2022 restaurants.
Based on data from Black Box, IHOP's increase in same-restaurant sales for the three and six months ended June 30, 2023 underperformed the family dining segment of the restaurant industry (excluding IHOP) during the same periods of 2023.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Applebee's Restaurant Data	(Unaudited)
Global Effective Restaurants(a)
Franchise	1,662	1,604	1,667	1,605
Company	—	69	—	69
Total	1,662	1,673	1,667	1,674
System-wide(b)
Domestic sales percentage change(c)	(1.5)%	1.4%	2.0%	7.2%
Domestic same-restaurant sales percentage change(d)	(1.0)%	1.8%	2.5%	7.6%
Franchise(b)
Domestic sales percentage change(c)	2.1%	1.3%	5.8%	7.3%
Domestic same-restaurant sales percentage change(d)	(1.0)%	1.7%	2.5%	7.6%
Average weekly domestic unit sales (in thousands)	$54.3	$55.1	$55.6	$54.5

IHOP Restaurant Data
Global Effective Restaurants(a)
Franchise	1,628	1,593	1,622	1,590
Area license	155	156	156	156
Total	1,783	1,749	1,778	1,746
System-wide(b)
Sales percentage change(c)	4.6%	5.7%	7.8%	12.1%
Domestic same-restaurant sales percentage change, including area license restaurants(d)	2.1%	3.6%	5.3%	10.1%
Franchise(b)
Sales percentage change(c)	5.0%	5.6%	8.1%	12.3%
Domestic same-restaurant sales percentage change(d)	2.2%	3.6%	5.4%	10.4%
Average weekly unit sales (in thousands)	$38.9	$37.9	$38.5	$36.4
Area License(b)
Sales percentage change(c)	0.9%	6.2%	5.5%	10.0%
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Reported sales (in millions)	(Unaudited)
Applebee's domestic franchise restaurant sales	$1,099.3	$1,076.7	$2,255.4	$2,131.7
Applebee's company-operated restaurants	—	39.5	—	78.9
IHOP franchise restaurant sales	822.7	783.8	1,624.9	1,503.5
IHOP area license restaurant sales	76.0	75.3	153.8	145.8
Total	$1,998.0	$1,975.3	$4,034.1	$3,859.9

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

Restaurant Development Activity	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Applebee's	(Unaudited)
Summary - beginning of period:
Franchise	1,673	1,606	1,678	1,611
Company	—	69	—	69
Beginning of period	1,673	1,675	1,678	1,680

Franchise restaurants opened:
Domestic	1	1	1	2
International	1	—	3	—
Total franchise restaurants opened	2	1	4	2
Franchise restaurants permanently closed:
Domestic	(10)	(2)	(16)	(6)
International	(4)	(1)	(5)	(3)
Total franchise restaurants permanently closed	(14)	(3)	(21)	(9)
Net franchise restaurant reduction	(12)	(2)	(17)	(7)

Summary - end of period:
Franchise	1,661	1,604	1,661	1,604
Company	—	69	—	69
Total Applebee's restaurants, end of period	1,661	1,673	1,661	1,673
Domestic	1,554	1,574	1,554	1,574
International	107	99	107	99

Restaurant Development Activity (continued)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
IHOP
Summary - beginning of period:
Franchise	1,633	1,600	1,625	1,595
Area license	157	156	156	156
Total IHOP restaurants, beginning of period	1,790	1,756	1,781	1,751

Franchise/area license restaurants opened:
Domestic franchise	9	8	22	15
Domestic area license	—	—	2	1
International franchise	2	5	6	7
Total franchise/area license restaurants opened	11	13	30	23
Franchise/area license restaurants permanently closed:
Domestic franchise	(10)	(4)	(18)	(7)
Domestic area license	(1)	—	(2)	(1)
International franchise	—	(1)	(1)	(2)
Total franchise/area license restaurants permanently closed	(11)	(5)	(21)	(10)
Net franchise/area license restaurant additions	—	8	9	13
Refranchised by the Company	—	—	—	—
Franchise restaurants reacquired by the Company	—	—	—	—
Net increase in franchise/area license restaurants	—	8	9	13

Summary - end of period:
Franchise	1,634	1,608	1,634	1,608
Area license	156	156	156	156
Company	—	—	—	—
Total IHOP restaurants, end of period	1,790	1,764	1,790	1,764
Domestic	1,681	1,665	1,681	1,665
International	109	99	109	99
As of June 30, 2023, 47 franchise groups operated 137 Fuzzy's restaurants in 18 states within the United States and we had one company-owned restaurant in Texas, totaling 138 restaurants. Fuzzy's average weekly sales for the three and six months ended June 30, 2023 were $33,685 and $32,136, respectively.
The restaurant counts and activity presented above do not include one domestic Applebee's ghost kitchen (small kitchens with no store-front presence, used to fill off-premise orders), 12 international Applebee's ghost kitchens and 41 international IHOP ghost kitchens.
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
Closures of restaurants adversely impact our system-wide retail sales that drive our franchise royalty revenues as well as, in the case of IHOP restaurants, sales of proprietary pancake and waffle dry mix. Further, with certain restaurants, we own or lease the underlying property and sublease it to the applicable franchisee. Thus, our rental income also could be adversely affected due to the loss of such income, as well as our obligation to make rental or other payments for such properties.

CONSOLIDATED RESULTS OF OPERATIONS
Comparison of the Three and Six Months Ended June 30, 2023 and 2022
Financial Results

Revenue	Three Months Ended June 30,		Favorable (Unfavorable) Variance	Six Months Ended June 30,		Favorable (Unfavorable) Variance
	2023	2022		2023	2022
	(In millions)
Franchise operations	$177.9	$168.3	$9.6	$357.9	$329.5	$28.4
Rental operations	29.4	29.1	0.3	61.4	57.9	3.5
Company restaurant operations	0.5	39.5	(39.0)	1.5	78.9	(77.4)
Financing operations	0.6	0.9	(0.3)	1.4	1.9	(0.5)
Total revenue	$208.4	$237.8	$(29.4)	$422.2	$468.2	$(46.0)
Change vs. prior period	(12.4)%			(9.8)%
Total revenue for the three and six months ended June 30, 2023 decreased compared with the same periods of the prior year, primarily due to the decrease in company restaurant operations as a result of refranchising of Applebee's company-operated restaurants, partially offset by increases in Applebee's and IHOP franchise operations revenue and the inclusion of Fuzzy's franchise operations revenue. Smaller changes in rental and financing revenues are discussed in the sections that follow.

Gross Profit	Three Months Ended June 30,		Favorable (Unfavorable) Variance	Six Months Ended June 30,		Favorable (Unfavorable) Variance
	2023	2022		2023	2022
	(In millions)
Franchise operations	$89.6	$86.0	$3.6	$182.2	$169.2	$13.0
Rental operations	7.2	7.2	0.0	17.5	13.9	3.6
Company restaurant operations	0.0	1.6	(1.6)	0.0	3.6	(3.6)
Financing operations	0.5	0.9	(0.4)	1.2	1.7	(0.5)
Total gross profit	$97.3	$95.7	$1.6	$201.0	$188.4	$12.5
Change vs. prior period	1.7%			6.6%
Total gross profit for the three and six months ended June 30, 2023 increased compared with the same periods of the prior year, primarily due to the increased revenue from franchise operations, partially offset by the refranchising of Applebee's company-operated restaurants.

	Three Months Ended June 30,		Favorable (Unfavorable) Variance	Six Months Ended June 30,		Favorable (Unfavorable) Variance
Franchise Operations	2023	2022		2023	2022
	(In millions, except number of restaurants)
Effective Franchise Restaurants:(1)
Applebee’s	1,662	1,604	58	1,667	1,605	62
IHOP	1,783	1,749	34	1,778	1,746	32
Franchise Revenues:
Applebee’s franchise fees	$44.4	$43.9	$0.5	$90.0	$88.0	$2.0
IHOP franchise fees	54.0	50.3	3.7	107.7	96.5	11.2
Advertising fees	76.0	74.1	1.9	153.0	145.0	8.0
Fuzzy's franchise fees	3.6	—	3.6	7.2	—	7.2
Total franchise revenues	178.0	168.3	9.7	357.9	329.5	28.4
Franchise Expenses:
Applebee’s	1.2	0.7	(0.5)	2.7	1.6	(1.1)
IHOP	10.9	7.4	(3.5)	19.5	13.7	(5.8)
Advertising expenses	76.0	74.1	(1.9)	153.0	145.0	(8.0)
Fuzzy's	0.2	—	(0.2)	0.4	—	(0.4)
Total franchise expenses	88.3	82.3	(6.0)	175.6	160.3	(15.3)
Franchise Gross Profit:
Applebee’s	43.2	43.2	0.0	87.3	86.4	0.9
IHOP	43.0	42.8	0.2	88.2	82.8	5.4
Fuzzy's	3.4	—	3.4	6.8	—	6.8
Total franchise gross profit	$89.6	$86.0	$3.6	$182.3	$169.2	$13.1
Gross profit as % of franchise revenue (2)	50.4%	51.1%		50.9%	51.3%
Gross profit as % of franchise fees (2)(3)	87.9%	91.3%		89.0%	91.7%
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

Applebee's franchise fee revenue for the three months ended June 30, 2023 increased 1.2% as compared with the same period of the prior year, primarily due to a $0.5 million increase in Applebee's international revenue, $0.3 million in termination fees offset by the unfavorable impact on royalties of a 1.0% decrease in domestic same-restaurant sales. Applebee's franchise fee revenue for the six months ended June 30, 2023 increased 2.3% as compared with the same period of the prior year primarily due to the favorable impact on royalties of a 2.5% increase in domestic same-restaurant sales and an increase in termination fees.
Applebee's franchise expenses for the three and six months ended June 30, 2023 increased $0.5 million and $1.1 million, respectively, compared with the same periods of the prior year primarily due to an increase in bad debt and other operating expenses.
IHOP's franchise fee revenue for the three and six months ended June 30, 2023 increased 7.4% and 11.6%, respectively, as compared with the same periods of the prior year, primarily due to favorable domestic same-restaurant sales which resulted in higher sales of proprietary products (primarily pancake and waffle dry mix) and increased royalties.
IHOP's franchise expenses for the three and six months ended June 30, 2023 increased $3.5 million and $5.8 million, respectively, as compared with same periods of the prior year, primarily due to an increase in cost of proprietary products (primarily pancake and waffle dry mix) and an increase in bad debt expense.

Advertising revenue and expense by brand for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Increase	Six Months Ended June 30,		Increase
	2023	2022		2023	2022
	(In millions)
Advertising Revenues and Expenses:
Applebee’s	$45.6	$45.3	$0.3	$92.7	$89.8	$2.9
IHOP	29.4	28.8	0.6	58.3	55.2	3.1
Fuzzy's	1.0	—	1.0	2.0	—	2.0
Total advertising revenues and expenses	$76.0	$74.1	$1.9	$153.0	$145.0	$8.0
Applebee’s advertising revenue and expense for the three months ended June 30, 2023 increased slightly compared to the same period of the prior year, primarily due to an increase in effective restaurants from the refranchising of 69 Company owned restaurants in October 2022. This was partially offset by the 1.0% decrease in domestic franchise same-restaurant sales. IHOP advertising revenue and expense for the three months ended June 30, 2023 increased compared to the same period of the prior year, primarily due to the 2.1% increase in domestic franchise same-restaurant sales.
Applebee's and IHOP's advertising revenue and expense for the six months ended June 30, 2023 increased 3.2% and 5.7%, respectively, compared to the same period of the prior year primarily due to the increase in their respective domestic franchise same-restaurant sales.
It is our accounting policy to recognize any deficiency in advertising fee revenue compared to advertising expenditure or any recovery of a previously recognized deficiency in advertising fee revenue compared to advertising expenditure in the fourth quarter of our fiscal year.

Rental Operations	Three Months Ended June 30,		Favorable (Unfavorable) Variance	Six Months Ended June 30,		Favorable (Unfavorable) Variance
	2023	2022		2023	2022
	(In millions)
Rental revenues	$29.4	$29.1	$0.3	$61.4	$57.9	$3.5
Rental expenses	22.2	21.8	(0.4)	43.9	44.0	0.1
Rental operations gross profit	$7.2	$7.2	$(0.1)	$17.5	$13.9	$3.6
Gross profit as % of revenue (1)	24.4%	24.9%		28.5%	24.0%
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
Rental segment revenue for the three months ended June 30, 2023 increased from the same period of the prior year, primarily due to operating lease renewals and extensions and an increase in variable sublease income, such as common area maintenance payments received from franchisees and remitted to landlords. Rental segment expenses for the three months ended June 30, 2023 increased as compared to the same period of the prior year, primarily due to an increase in lease-related expenses consistent with the increase in variable sublease income as well as due to operating lease and renewals.
Rental operations gross profit for the six months ended June 30, 2023 increased as compared to the same period of the prior year, primarily due to lease buyouts and operating lease renewals and extensions.

Company Restaurant Operations

	Three Months Ended June 30,		Favorable (Unfavorable) Variance	Six Months Ended June 30,		Favorable (Unfavorable) Variance
	2023	2022		2023	2022

Effective Restaurants	1	69	(68)	2	69	(67)
	(In millions)
Applebee's company restaurant sales (1)	$—	$39.5	$(39.5)	$—	$78.9	$(78.9)
Applebee's company restaurant expenses (1)	—	37.9	37.9	—	75.3	75.3
Fuzzy's company restaurant sales (2)	0.5	—	0.5	1.5	—	1.5
Fuzzy's company restaurant expenses (2)	0.5	—	(0.5)	1.5	—	(1.5)
Company restaurant gross profit	$—	$1.6	$(76.4)	$—	$3.6	$(151.2)
Gross profit as % of revenue (3)	9.3%	4.1%		1.4%	4.6%
_____________________________________________________
(1) Related to 69 Applebee's company-operated restaurants that were still operating through October 2022.
(2) Related to three Fuzzy's company-operated restaurants that were acquired in December 2022 of which two restaurants were refranchised in April 2023.
(3) Percentages calculated on actual amounts, not rounded amounts presented above.
Applebee's company restaurant gross profit for the three and six months ended June 30, 2023 decreased 100% compared to the same period of 2022, due to the refranchising of the company-operated restaurants in October 2022.
For the three and six months ended June 30, 2023, company restaurant operations included Fuzzy's restaurants, following the acquisition of Fuzzy's in December 2022 of which two restaurants were refranchised in April 2023.
Company segment restaurant expenses may include costs associated with reacquired restaurants in the process of being refranchised. There were no reacquired restaurants expenses during the six months ended June 30, 2023.
Financing Operations
Financing revenues primarily consist of interest income from the financing of IHOP equipment leases and franchise fees as well as interest income on Applebee's notes receivable from franchisees. Financing expenses are the cost of taxes related to IHOP equipment leases.
Financing revenue and gross profit for the three and six months ended June 30, 2023 declined compared to the same period of the prior year, primarily due to progressive decline in interest income as note balances are repaid.

G&A Expenses	Three Months Ended June 30,		Favorable (Unfavorable) Variance	Six Months Ended June 30,		Favorable (Unfavorable) Variance
	2023	2022		2023	2022
	(In millions)
Total G&A expenses	$47.8	$44.1	$(3.8)	$98.9	$85.6	$(13.3)
G&A expenses for the three months ended June 30, 2023 increased 8.6% compared to the same period of the prior year, primarily due to the stopping of our IHOP Flip'd initiative as well as increases in professional services and software maintenance expenses partially offset by a decrease in personnel-related costs. Included in total G&A expenses for the three months ended June 30, 2023 was $1.2 million of expense related to Fuzzy's, which was acquired in December 2022.
G&A expenses for the six months ended June 30, 2023 increased 15.6% compared to the same period of the prior year, primarily due to increases in professional services, software maintenance and occupancy costs as well as the stopping of our IHOP Flip'd initiative. Included in total G&A expenses for the six months ended June 30, 2023 was $3.1 million of expense related to Fuzzy's, which was acquired in December 2022.

Other Income and Expense Items	Three Months Ended June 30,		Favorable (Unfavorable) Variance	Six Months Ended June 30,		Favorable (Unfavorable) Variance
	2023	2022		2023	2022
	(In millions)
Interest expense, net	$17.8	$15.4	$(2.4)	$32.5	$30.9	$(1.6)
Loss on extinguishment of debt	1.7	—	(1.7)	—	—	(2.1)
Closure and impairment charges	0.8	1.3	0.5	1.3	1.5	0.2
Amortization of intangible assets	2.7	2.7	—	5.5	5.3	(0.2)
Loss (gain) on disposition of assets	2.0	(0.2)	(2.2)	2.1	(1.5)	(3.6)
Total	$25.1	$19.1	$(5.8)	$41.4	$36.1	$(7.3)

Loss on extinguishment of debt and interest expense, net
The Company repaid the entire outstanding balance of approximately $585.1 million of its 2019 Class A-2 Notes during the three months ended June 30, 2023 and recognized a $1.7 million loss on extinguishment of debt from the write-off of the related remaining issuance costs. This loss was offset by a $1.7 million gain on extinguishment of debt from the purchase of $67.9 million of its 2019 Class A-2 Notes under par during the six months ended June 30, 2023.
Interest expense, net for the three and six months ended June 30, 2023 increased compared to the same periods of the prior comparative periods primarily due to the increase in outstanding debt balance and interest rate on our Credit Facility partially offset by the increase in interest income from improved yields.
Loss (gain) on disposition of assets
The loss on disposition of assets for the three and six months ended June 30, 2023 primarily related to the disposition of certain IHOP Flip'd assets. The gain on disposition of assets for the three and six months ended June 30, 2022 primarily related to the sale of land and buildings for three IHOP restaurants located on sites owned by us and termination of an IHOP restaurant lease.

Income Taxes	Three Months Ended June 30,		Favorable (Unfavorable) Variance	Six Months Ended June 30,		Favorable (Unfavorable) Variance
	2023	2022		2023	2022
	(In millions)
Income before income taxes	$24.4	$32.5	$(8.1)	$60.6	$66.7	$(6.1)
Income tax provision	$6.2	$8.6	$2.4	$14.9	$17.9	$3.0
Effective tax rate	25.3%	26.3%	1.0%	24.7%	26.8%	2.1%
Our income tax provision or benefit will vary from period to period in our normal course of business for two reasons: a change in income before income taxes and a change in the effective tax rate. Changes in our income before income taxes were addressed in the preceding sections of “Consolidated Results of Operations - Comparison of the Three and Six Months Ended June 30, 2023 and 2022."
Our effective tax rate for the three and six months ended June 30, 2023 was different than the rate of the prior comparable period primarily due to the recognition of higher excess tax benefits from stock-based compensation and lower non-deductible executive compensation.

Liquidity and Capital Resources
Key provisions of our long-term debt potentially impacting liquidity are summarized below. See Note 7 - Long-Term Debt, of the Notes to the Consolidated Financial Statements, for additional detail on long-term debt, including the balances outstanding at June 30, 2023 and 2022.
Instruments
Our long-term debt includes two series of fixed rate senior secured notes, the Series 2019-1 4.723% Fixed Rate Senior Secured Notes in an initial aggregate principal amount of $600 million (the “2019 Class A-2-II Notes”) and the Series 2023-1 7.824% Fixed Rate Senior Secured Notes, Class A-2 in an initial aggregate principal amount of $500 million (the “2023 Class A-2 Notes” and, together with the 2019 Class A-2-II Notes, the “Class A-2 Notes”). The Series 2019-1 4.194% Fixed Rate Senior Secured Notes, Class A-2-I (the “Class A-2-I Notes”) were voluntarily repaid in full on April 17, 2023. For a description of the 2019 Class A-2-I Notes, refer to Note 8 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Our long-term debt also includes a revolving financing facility, the 2022-1 Variable Funding Senior Notes, Class A-1 (the “Credit Facility”) that allows for drawings up to $325 million of variable funding notes on a revolving basis and the issuance of letters of credit.
Maturity
The final maturity of the 2019 Class A-2-II Notes is in June 2049, but it is anticipated that, unless repaid earlier, the 2019 Class A-2-II Notes will be repaid in June 2026.
The final maturity of the 2023 Class A-2 Notes is in March 2053, but it is anticipated that, unless repaid earlier, to the extent permitted under the Indenture, the 2023 Class A-2 Notes will be repaid in June 2029.
The renewal date of the Credit Facility is June 2027, subject to two additional one-year extensions at the option of the Company upon the satisfaction of certain conditions.

 Payment of Principal and Interest
While the Class A-2 Notes are outstanding, payment of principal and interest is required to be made on the Class A-2 Notes on a quarterly basis. The payment of principal on the Class A-2 Notes may be suspended when the leverage ratio for the Company and its subsidiaries is less than or equal to 5.25x. Exceeding the leverage ratio of 5.25x does not violate any covenant related to the Class A-2 Notes.
As of June 30, 2023, our leverage ratio was approximately 4.5x. Therefore, quarterly principal payments are not required.
On February 16, 2023, our Company's Board of Directors authorized a debt repurchase program of up to $100 million. Repurchases of the Company’s debt, if any, are expected to reduce future cash interest payments, as well as future amounts due at maturity or upon redemption. Under the authorization, the Company may make repurchases of the Company's debt from time to time in the open market or in privately negotiated transactions upon such terms and at such prices as management may determine.
Make-whole Premiums
We may voluntarily repay the Class A-2 Notes at any time; however, if repaid prior to certain dates we would be required to pay make-whole premiums. As of June 30, 2023, there was no make-whole premium associated with voluntary prepayment of the 2019 Class A-2-II Notes. As of June 30, 2023, the make-whole premium associated with voluntary prepayment of the 2023 Class A-2 Notes was approximately $45.1 million. We also would be subject to a make-whole premium in the event of a mandatory prepayment required following certain rapid amortization events or certain asset dispositions. The mandatory make-whole premium requirements are considered derivatives embedded that must be bifurcated for separate valuation. We estimated the fair value of these derivatives to be immaterial as of June 30, 2023, based on the probability-weighted discounted cash flows associated with either event.
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
Failure to maintain a prescribed DSCR can trigger the following events:
•DSCR less than 1.75x - Cash Flow Sweeping Event
•DSCR less than 1.20x - Rapid Amortization Event
•Interest-only DSCR less than 1.20x - Manager Termination Event
•Interest-only DSCR less than 1.10x - Default Event
Our DSCR for the reporting period ended June 30, 2023 was approximately 3.7x.
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
As of June 30, 2023, the outstanding balance of the Credit Facility was $100 million. The amount of $3.4 million was pledged against the Credit Facility for outstanding letters of credit, leaving $221.6 million of the Credit Facility available for borrowing at June 30, 2023. It is anticipated that any principal and interest on the Credit Facility outstanding will be repaid in full on or prior to the quarterly payment date in June 2027, subject to two additional one-year extensions at the option of the Company upon the satisfaction of certain conditions. The letters of credit are used primarily to satisfy insurance-related collateral requirements. The weighted average interest rate on Credit Facility borrowings for the period outstanding during the six months ended June 30, 2023 was 7.46%.

Capital Allocation
Dividends
Dividends declared and paid per share for the six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Dividends declared per common share	$0.51	$0.51	$1.02	$0.97
Dividends paid per common share	$—	$—	$1.02	$0.86
During the six months ended June 30, 2023 and 2022, the Company paid dividends of $16.0 million and $14.6 million, respectively.
On May 11, 2023, the Board of Directors declared a second quarter 2023 cash dividend of $0.51 per share of common stock, paid on July 7, 2023 to the stockholders of record as of the close of business on June 20, 2023.
Stock Repurchases
On February 17, 2022, the Company's Board of Directors authorized a new share repurchase program, effective April 1, 2022, of up to $250 million (the “2022 Repurchase Program”). In connection with the approval of the 2022 Repurchase Program, the 2019 Share Repurchase Program terminated effective April 1, 2022.
During the six months ended June 30, 2023, the Company repurchased 212,492 shares of common stock at a cost of $14.0 million. Cumulatively, the Company repurchased 1,362,081 shares at a cost of $92.7 million under the 2022 Repurchase Program.
From time to time, we also repurchase shares owned and tendered by employees to satisfy tax withholding obligations on the vesting of restricted stock awards. Shares are deemed purchased at the closing price of our common stock on the vesting date. See Part II, Item 2 for detail on this stock repurchase activity during the six months ended June 30, 2023.
Cash Flows
In summary, our cash flows for the six months ended June 30, 2023 and June 30, 2022 were as follows:

	Six Months Ended June 30,
	2023	2022	Variance
	(In millions)
Net cash provided by operating activities	$42.7	$29.9	$12.8
Net cash used in investing activities	(16.6)	(0.8)	(15.8)
Net cash used in financing activities	(194.3)	(124.7)	(69.6)
Net decrease in cash, cash equivalents and restricted cash	$(168.2)	$(95.6)	$(72.6)
Operating Activities
Cash provided by operating activities increased $12.8 million during the six months ended June 30, 2023 compared to the same period of the prior year. Our net income plus the non-cash reconciling items shown in our statements of cash flows (primarily depreciation, impairment and closure charges, stock-based compensation and deferred taxes) decreased $3.2 million from 2022. This was primarily due to an increase in G&A expense and other income and expenses, partially offset by an increase in gross profit. Net changes in working capital used $26.7 million of cash during the six months ended June 30, 2023 compared to using cash of $42.7 million during the same period of the prior year, a favorable change of $16.0 million. The favorable change in working capital was primarily due to a decrease in payments for corporate bonuses and other employee compensation and the timing of disbursements.
Investing Activities
Investing activities used net cash of $16.6 million for the six months ended June 30, 2023 compared to investing activities provided net cash of $0.8 million for the six months ended June 30, 2022, an unfavorable change of $15.8 million. Capital expenditures of $23 million was partially offset by principal receipts from notes, equipment contracts and other long-term receivables of $4.2 million.

Financing Activities
Financing activities used net cash of $194.3 million for the six months ended June 30, 2023. The net increase in cash used by financing activities was primarily due to the repayment and issuance of long-term debt of $159.7 million during the second quarter of 2023. This was partially offset by a decrease of repurchase of common stock of $88.4 million.
Cash and Cash Equivalents
Our total cash balances, net of revolving credit facility borrowings, as of June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023	December 31, 2022
	(In millions)
Cash and cash equivalents	$98.0	$269.7
Restricted cash, current	39.4	38.9
Restricted cash, non-current	19.5	16.4
Total	$156.9	$325.0
Less: Revolving credit facility borrowing	(100.0)	(100.0)
Total cash, restricted cash and cash equivalents, net	$56.9	$225.0
Cash and cash equivalents include $73.5 million and $96.6 million of cash held for gift card programs and advertising funds as of June 30, 2023 and December 31, 2022, respectively. The decrease in cash and cash equivalents between June 30, 2023 and December 31, 2022 was primarily due to repayment of long-term debt, additions to property and equipment, payments to repurchase common stock, dividend payments and other payments including employee bonuses and advertising.
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

	Six Months Ended June 30,
	2023	2022	Variance
	(In millions)
Cash flows provided by operating activities	$42.7	$29.9	$12.8
Principal receipts from notes and equipment contracts	4.2	5.9	(1.7)
Net additions to property and equipment	(22.8)	(12.7)	(10.1)
Adjusted free cash flow	$24.1	$23.1	$1.0
Adjusted free cash flow for the six months ended June 30, 2023 improved compared to the same period of the prior year due to the increase in cash flows provided by operating activities, partially offset by the increase in capital expenditures and a decrease in receipts from notes and equipment contracts receivable.
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
A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2022. During the six months ended June 30, 2023, there were no significant changes in our critical accounting policies or in our critical accounting estimates.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Company
Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Approximate dollar value of shares that may yet be purchased under the plans or programs (b)
April 3, 2023 - April 30, 2023	75,062	$67.21	74,382	$161,282,000
May 1, 2023 - May 28, 2023	30,763	64.35	30,305	$159,333,000
May 29, 2023 - July 2, 2023	38,535	62.43	32,945	$157,266,000
	144,360	$65.33	137,632	$157,266,000
(a) These amounts include shares owned and tendered by employees to satisfy tax withholding obligations arising upon vesting of restricted stock awards. Shares so surrendered by the participants are repurchased by us pursuant to the terms of the plan and the applicable individual award agreements under which the shares were issued and not pursuant to publicly announced repurchase authorizations.
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

Item 3.  Defaults Upon Senior Securities.
None.

Item 4.  Mine Safety Disclosures.
Not Applicable.

Item 5.  Other Information.
Securities Trading Plans of Directors and Executive Officers

During the fiscal quarter ended June 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a Rule 10b5-1 trading plan or a non-Rule 10b5-1 trading arrangement for our securities (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits.

3.1		Amended and Restated Certificate of Incorporation of Dine Brands Global, Inc. (Exhibit 3.1 to Registrant’s Form 8-K filed May 15, 2023 is incorporated herein by reference).
3.2		Amended and Restated Bylaws of Dine Brands Global, Inc. (Exhibit 3.2 to Registrant’s Form 8-K filed May 15, 2023 is incorporated herein by reference).
4.1
Second Amended and Restated Base Indenture, dated as of April 17, 2023, among Applebee’s Funding LLC and IHOP Funding LLC, each as a Co-Issuer, and Citibank, N.A., as Trustee and Securities Intermediary (Exhibit 4.1 to Registrant's Form 8-K filed April 17, 2023 is incorporated herein by reference).

4.2
Series 2023-1 Supplemental Indenture, dated April 17, 2023, among Applebee’s Funding LLC and IHOP Funding LLC, each as a Co-Issuer, and Citibank, N.A., as Trustee and Securities Intermediary (Exhibit 4.2 to Registrant's Form 8-K filed April 17, 2023 is incorporated herein by reference).

10.1	10.1
Third Amended and Restated Management Agreement, dated as of April 17, 2023, among Applebee’s Funding LLC and IHOP Funding LLC, each as a Co-Issuer, other securitization entities party thereto from time to time, the Corporation as the Manager, Applebee’s Services, Inc. and International House of Pancakes, LLC as Sub-managers, and Citibank, N.A., as Trustee (Exhibit 10.1 to Registrant's Form 8-K filed April 17, 2023 is incorporated herein by reference).

*† 10.2		Amendment to Employment Agreement dated as of May 15, 2023 by and between the Corporation and John W. Peyton.
*31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
*31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
*32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
*32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH		Inline XBRL Schema Document.***
101.CAL		Inline XBRL Calculation Linkbase Document.***
101.DEF		Inline XBRL Definition Linkbase Document.***
101.LAB		Inline XBRL Label Linkbase Document.***
101.PRE		Inline XBRL Presentation Linkbase Document.***
104		Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Dine Brands Global, Inc. (Registrant)

Dated:	3rd day of August, 2023	By:	/s/ John W. Peyton
John W. Peyton Chief Executive Officer (Principal Executive Officer)

Dated:	3rd day of August, 2023	By:	/s/ Vance Y. Chang
Vance Y. Chang Chief Financial Officer (Principal Financial Officer)

Dated:	3rd day of August, 2023	By:	/s/ Allison Hall
Allison Hall Chief Accounting Officer (Principal Accounting Officer)