Form 10-Q
period 2023-09-30
Dine Brands Global, Inc.
filed 2023-11-01
CIK 49754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2023
 OR
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

As of October 25, 2023, the Registrant had 15,443,006 shares of Common Stock outstanding.

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
These statements involve known and unknown risks, uncertainties, and other factors, which may cause actual results to be materially different from those expressed or implied in such statements. These factors include, but are not limited to: general economic conditions, including the impact of inflation, particularly as it may impact our franchisees directly, particularly as it may impact our franchisees directly; our level of indebtedness; compliance with the terms of our securitized debt; our ability to refinance our current indebtedness or obtain additional financing; our dependence on information technology; potential cyber incidents; the implementation of restaurant development plans; our dependence on our franchisees; the concentration of our Applebee’s franchised restaurants in a limited number of franchisees; the financial health of our franchisees, including any insolvency or bankruptcy; credit risks from our IHOP franchisees operating under our previous IHOP business model in which we built and equipped IHOP restaurants and then franchised them to franchisees; insufficient insurance coverage to cover potential risks associated with the ownership and operation of restaurants; our franchisees’ and other licensees’ compliance with our quality standards and trademark usage; general risks associated with the restaurant industry; potential harm to our brands’ reputation; risks of food-borne illness or food tampering; possible future impairment charges; trading volatility and fluctuations in the price of our stock; our ability to achieve the financial guidance we provide to investors; successful implementation of our business strategy; the availability of suitable locations for new restaurants; shortages or interruptions in the supply or delivery of products from third parties or availability of utilities; the management and forecasting of appropriate inventory levels; development and implementation of innovative marketing and use of social media; changing health or dietary preference of consumers; risks associated with doing business in international markets; the results of litigation and other legal proceedings; third-party claims with respect to intellectual property assets; delivery initiatives and use of third-party delivery vendors; our allocation of human capital and our ability to attract and retain management and other key employees; compliance with federal, state and local governmental regulations; risks associated with our self-insurance; natural disasters, pandemics, epidemics, or other serious incidents; our success with development initiatives outside of our core business; the adequacy of our internal controls over financial reporting and future changes in accounting standards; and other factors discussed from time to time in the "Risk Factors" section of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and in the Corporation's other filings with the Securities and Exchange Commission, many of which are beyond our control.
Fiscal Quarter End
The Company’s fiscal quarters end on the Sunday closest to the last day of each calendar quarter. For convenience, the fiscal quarters of each year are referred to as ending on March 31, June 30, September 30 and December 31. The first fiscal quarter of 2023 began on January 2, 2023 and ended on April 2, 2023; the second fiscal quarter of 2023 ended on July 2, 2023; and the third fiscal quarter of 2023 ended October 1, 2023. The first fiscal quarter of 2022 began on January 3, 2022 and ended on April 3, 2022; the second quarter of 2022 ended on July 3, 2022; and the third fiscal quarter of 2022 ended on October 2, 2022.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.
Dine Brands Global, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	September 30, 2023	December 31, 2022
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$98,197	$269,655
Receivables, net of allowance of $5,433 (2023) and $4,806 (2022)	85,742	119,981
Restricted cash	41,932	38,929
Prepaid gift card costs	23,550	30,235
Prepaid income taxes	3,063	3,063
Other current assets	11,317	17,901
Total current assets	263,801	479,764
Non-current restricted cash	19,500	16,400
Property and equipment, net	162,055	145,277
Operating lease right-of-use assets	283,854	289,123
Deferred rent receivable	35,537	42,329
Long-term receivables, net of allowance of $5,152 (2023) and $5,529 (2022)	35,678	39,697
Goodwill	254,057	253,956
Other intangible assets, net	588,692	597,028
Other non-current assets, net	16,407	17,917
Total assets	$1,659,581	$1,881,491
Liabilities and Stockholders’ Deficit
Current liabilities:
Current maturities of long-term debt	$100,000	$100,000
Accounts payable	28,880	52,067
Gift card liability	131,490	171,966
Current maturities of operating lease obligations	58,764	59,071
Current maturities of finance lease and financing obligations	6,922	7,542
Accrued employee compensation and benefits	19,970	23,456
Accrued advertising expenses	14,407	24,157
Dividends payable	—	8,017
Other accrued expenses	23,904	24,446
Total current liabilities	384,337	470,722
Long-term debt, net, less current maturities	1,084,011	1,241,914
Operating lease obligations, less current maturities	276,817	275,120
Finance lease obligations, less current maturities	32,646	30,377
Financing obligations, less current maturities	27,342	28,358
Deferred income taxes, net	70,229	74,651
Deferred franchise revenue, long-term	40,143	42,343
Other non-current liabilities	17,762	19,090
Total liabilities	1,933,287	2,182,575
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $1 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; shares: 40,000,000 authorized; September 30, 2023 - 24,883,740 issued, 15,484,512 outstanding; December 31, 2022 - 24,959,972 issued, 15,599,239 outstanding	249	250
Additional paid-in-capital	253,080	259,339
Retained earnings	124,806	84,538
Accumulated other comprehensive loss	(67)	(65)
Treasury stock, at cost; shares: September 30, 2023 - 9,399,228; December 31, 2022 - 9,360,733	(651,774)	(645,146)
Total stockholders’ deficit	(273,706)	(301,084)
Total liabilities and stockholders’ deficit	$1,659,581	$1,881,491

See the accompanying Notes to Consolidated Financial Statements.

Dine Brands Global, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues:
Franchise revenues:
Royalties, franchise fees and other	$99,135	$93,215	$303,998	$277,712
Advertising revenues	73,385	71,692	226,401	216,686
Total franchise revenues	172,520	164,907	530,399	494,398
Company restaurant sales	308	38,248	1,839	117,175
Rental revenues	29,128	29,207	90,519	87,080
Financing revenues	628	858	2,009	2,784
Total revenues	202,584	233,220	624,766	701,437
Cost of revenues:
Franchise expenses:
Advertising expenses	73,385	71,692	226,401	216,686
Bad debt (credit) expense	(51)	(77)	2,593	(523)
Other franchise expenses	9,804	8,649	29,790	24,402
Total franchise expenses	83,138	80,264	258,784	240,565
Company restaurant expenses	323	36,513	1,833	111,802
Rental expenses:
Interest expense from finance leases	668	740	2,072	2,254
Other rental expenses	21,066	21,268	63,538	63,720
Total rental expenses	21,734	22,008	65,610	65,974
Financing expenses	91	104	283	317
Total cost of revenues	105,286	138,889	326,510	418,658
Gross profit	97,298	94,331	298,256	282,779
General and administrative expenses	48,618	46,335	147,545	131,946
Interest expense, net	19,059	15,300	51,549	46,192
Closure and impairment charges	1,774	1,636	3,088	3,093
Amortization of intangible assets	2,709	2,664	8,202	7,994
Loss on extinguishment of debt	—	1,161	10	1,161
Loss (gain) on disposition of assets	191	(1,502)	2,309	(3,032)
Income before income taxes	24,947	28,737	85,553	95,425
Income tax provision	(6,468)	(7,789)	(21,416)	(25,665)
Net income	18,479	20,948	64,137	69,760
Other comprehensive income net of tax:
Foreign currency translation adjustment	(2)	(5)	(2)	(9)
Total comprehensive income	$18,477	$20,943	$64,135	$69,751
Net income available to common stockholders:
Net income	$18,479	$20,948	$64,137	$69,760
Less: Net income allocated to unvested participating restricted stock	(431)	(575)	(1,551)	(1,852)
Net income available to common stockholders	$18,048	$20,373	$62,586	$67,908

Net income available to common stockholders per share:
Basic	$1.19	$1.32	$4.10	$4.23
Diluted	$1.19	$1.32	$4.09	$4.22
Weighted average shares outstanding:
Basic	15,217	15,377	15,275	16,049
Diluted	15,220	15,403	15,289	16,079

See the accompanying Notes to Consolidated Financial Statements.

Dine Brands Global, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Deficit
(In thousands except shares)
(Unaudited)

	Three Months Ended September 30, 2023
	Common Stock				Accumulated Other Comprehensive Loss	Treasury Stock
	Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings		Shares	Cost	Total
Balance at June 30, 2023	15,587,934	$249	$250,808	$114,226	$(65)	9,302,265	$(646,219)	$(281,001)
Net income	—	—	—	18,479	—	—	—	18,479
Other comprehensive expense	—	—	—	—	(2)	—	—	(2)
Purchase of Company common stock	(105,864)	—	—	—	—	105,864	(6,000)	(6,000)
Reissuance of treasury stock	8,901	—	(445)	—	—	(8,901)	445	—
Net issuance of shares for stock plans	(2,914)	—	—	—	—	—	—	—
Repurchase of restricted shares for taxes	(3,545)	—	(198)	—	—	—	—	(198)
Stock-based compensation	—	—	2,858	—	—	—	—	2,858
Dividends on common stock	—	—	57	(7,899)	—	—	—	(7,842)
Balance at September 30, 2023	15,484,512	$249	$253,080	$124,806	$(67)	9,399,228	$(651,774)	$(273,706)

	Nine Months Ended September 30, 2023
	Common Stock				Accumulated Other Comprehensive Loss	Treasury Stock
	Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings		Shares	Cost	Total
Balance at December 31, 2022	15,599,239	$250	$259,339	$84,538	$(65)	9,360,733	$(645,146)	$(301,084)
Net income	—	—	—	64,137	—	—	—	64,137
Other comprehensive expense	—	—	—	—	(2)	—	—	(2)
Purchase of Company common stock	(318,356)	—	—	—	—	318,356	(20,017)	(20,017)
Reissuance of treasury stock	279,861	(1)	(9,576)	—	—	(279,861)	13,389	3,812
Net issuance of shares for stock plans	(19,329)	—	—	—	—	—	—	—
Repurchase of restricted shares for taxes	(56,903)	—	(4,139)	—	—	—	—	(4,139)
Stock-based compensation	—	—	8,167	—	—	—	—	8,167
Dividends on common stock	—	—	148	(23,869)	—	—	—	(23,721)
Tax payments for share settlement of restricted stock units	—	—	(859)	—	—	—	—	(859)
Balance at September 30, 2023	15,484,512	$249	$253,080	$124,806	$(67)	9,399,228	$(651,774)	$(273,706)

Dine Brands Global, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Deficit (Continued)
(In thousands except shares)
(Unaudited)

	Three Months Ended September 30, 2022
	Common Stock				Accumulated Other Comprehensive Loss	Treasury Stock
	Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings		Shares	Cost	Total
Balance at June 30, 2022	15,823,390	$250	$253,213	$68,265	$(63)	9,151,445	$(630,321)	$(308,656)
Net income	—	—	—	20,948	—	—	—	20,948
Other comprehensive loss	—	—	—	—	(5)	—	—	(5)
Purchase of Company common stock	(140,997)	—	—	—	—	140,997	(9,520)	(9,520)
Reissuance of treasury stock	8,051	—	(378)	—	—	(8,051)	378	—
Net issuance of shares for stock plans	(4,831)	—	—	—	—	—	—	—
Repurchase of restricted shares for taxes	(3,552)	—	(248)	—	—	—	—	(248)
Stock-based compensation	—	—	3,801	—	—	—	—	3,801
Dividends on common stock	—	—	122	(8,034)	—	—	—	(7,912)
Tax payments for share settlement of restricted stock units	—	—	(2)	—	—	—	—	(2)
Balance at September 30, 2022	15,682,061	$250	$256,508	$81,179	$(68)	9,284,391	$(639,463)	$(301,594)

	Nine Months Ended September 30, 2022
	Common Stock				Accumulated Other Comprehensive Loss	Treasury Stock
	Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings		Shares	Cost	Total
Balance at December 31, 2021	17,163,946	$250	$256,189	$35,415	$(59)	7,828,329	$(534,602)	$(242,807)
Net income	—	—	—	69,760	—	—	—	69,760
Other comprehensive loss	—	—	—	—	(9)	—	—	(9)
Purchase of Company common stock	(1,642,097)	—	—	—	—	1,642,097	(113,573)	(113,573)
Reissuance of treasury stock	186,035	—	(8,471)	—	—	(186,035)	8,712	241
Net issuance of shares for stock plans	9,496	—	—	—	—	—	—	—
Repurchase of restricted shares for taxes	(35,319)	—	(2,601)	—	—	—	—	(2,601)
Stock-based compensation	—	—	12,128	—	—	—	—	12,128
Dividends on common stock	—	—	218	(23,996)	—	—	—	(23,778)
Tax payments for share settlement of restricted stock units	—	—	(955)	—	—	—	—	(955)
Balance at September 30, 2022	15,682,061	$250	$256,508	$81,179	$(68)	9,284,391	$(639,463)	$(301,594)

See the accompanying Notes to Consolidated Financial Statements

Dine Brands Global, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net income	$64,137	$69,760
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	26,221	28,870
Non-cash closure and impairment charges	3,088	2,975
Non-cash stock-based compensation expense	8,167	12,128
Non-cash interest expense	2,714	2,210
Loss on extinguishment of debt	10	1,161
Deferred income taxes	(3,582)	(1,376)
Deferred revenue	(2,590)	(3,773)
Loss (gain) on disposition of assets	2,309	(3,032)
Other	(1,577)	(3,816)
Changes in operating assets and liabilities:
Accounts receivable, net	6,354	(734)
Deferred rent receivable	6,792	5,951
Current income tax receivables and payables	(186)	7,361
Gift card receivables and payables	(13,588)	(16,752)
Other current assets	6,358	(5,948)
Accounts payable	(15,527)	(6,855)
Operating lease assets and liabilities	2,438	(8,286)
Accrued employee compensation and benefits	(4,447)	(18,738)
Accrued advertising	(9,750)	5,052
Other current liabilities	1,965	(2,668)
Cash flows provided by operating activities	79,306	63,490
Cash flows from investing activities:
Principal receipts from notes, equipment contracts and other long-term receivables	6,686	13,502
Net additions to property and equipment	(31,968)	(19,495)
Proceeds from sale of property and equipment	—	3,908
Additions to long-term receivables	(1,237)	(1,069)
Other	(113)	(255)
Cash flows used in investing activities	(26,632)	(3,409)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	500,000	—
Repayment of long-term debt	(651,713)	—
Borrowing from revolving credit facility	30,000	100,000
Repayment of revolving credit facility	(30,000)	—
Payment of debt issuance costs	(8,044)	(6,286)
Dividends paid on common stock	(31,740)	(30,765)
Repurchase of common stock	(20,017)	(113,862)
Principal payments on finance lease and financing obligations	(5,329)	(7,001)
Proceeds from stock options exercised	3,812	241
Repurchase of restricted stock for tax payments upon vesting	(4,139)	(2,601)
Tax payments for share settlement of restricted stock units	(859)	(955)
Cash flows used in financing activities	(218,029)	(61,229)
Net change in cash, cash equivalents and restricted cash	(165,355)	(1,148)
Cash, cash equivalents and restricted cash at beginning of period	324,984	425,353
Cash, cash equivalents and restricted cash at end of period	$159,629	$424,205
Supplemental disclosures:
Interest paid in cash	$54,032	$47,478
Income taxes paid in cash	$25,774	$20,832
Non-cash conversion of accounts receivable to notes receivable	$969	$84

See the accompanying Notes to Consolidated Financial Statements.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1. General
The accompanying unaudited consolidated financial statements of Dine Brands Global, Inc. (the “Company” or “Dine Brands Global”) have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2023.
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

2. Basis of Presentation
The Company’s fiscal quarters end on the Sunday closest to the last day of each calendar quarter. For convenience, the fiscal quarters of each year are referred to as ending on March 31, June 30, September 30 and December 31. The first fiscal quarter of 2023 began on January 2, 2023 and ended on April 2, 2023; the second fiscal quarter of 2023 ended on July 2, 2023; and the third fiscal quarter of 2023 ended on October 1, 2023. The first fiscal quarter of 2022 began on January 3, 2022 and ended on April 3, 2022; the second fiscal quarter of 2022 ended on July 3, 2022; and the third fiscal quarter of 2022 ended on October 2, 2022.
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

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

4. Revenue (Continued)

The following table disaggregates franchise revenue by major type for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Franchise Revenue:
Royalties	$79,426	$76,418	$245,632	$229,666
Advertising fees	73,385	71,692	226,401	216,686
Proprietary product sales and other	17,576	14,563	51,988	41,571
Franchise and development fees	2,133	2,234	6,378	6,475
Total franchise revenue	$172,520	$164,907	$530,399	$494,398
Accounts and other receivables from franchisees as of September 30, 2023 and December 31, 2022 were $66.2 million (net of allowance of $3.6 million) and $69.0 million (net of allowance of $1.3 million), respectively, and were included in receivables, net in the Consolidated Balance Sheets.
Changes in the Company's contract liability for deferred franchise and development fees during the nine months ended September 30, 2023 were as follows:

Deferred Franchise Revenue (short- and long-term)
(In thousands)
Balance at December 31, 2022	$49,493
Recognized as revenue during the nine months ended September 30, 2023	(6,141)
Fees deferred during the nine months ended September 30, 2023	3,550
Balance at September 30, 2023	$46,902
The balance of deferred revenue as of September 30, 2023 is expected to be recognized as follows:

(In thousands)
2023 (remaining three months)	$2,402
2024	6,538
2025	5,781
2026	4,950
2027	4,056
Thereafter	23,175
Total	$46,902

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
Notes Receivable
Notes receivable balances primarily relate to the conversion of certain past due Applebee's franchisee accounts receivable to notes receivable, cash loans to franchisees for working capital purposes, a note receivable in connection with the sale of IHOP company restaurants, and IHOP franchise fee and other notes. The notes are typically collateralized by the franchise. A significant portion of these notes have specific reserves recorded against them amounting to $6.7 million as of September 30, 2023.
Equipment Leases Receivable
Equipment leases receivable primarily relate to IHOP franchise development activity prior to 2003 when IHOP typically leased or purchased the restaurant site, built and equipped the restaurant, then franchised the restaurant to a franchisee. Equipment lease contracts are collateralized by the equipment in the restaurant. The estimated fair value of the equipment collateralizing these lease contracts are not deemed to be significant given the very seasoned and mature nature of this portfolio. The weighted average remaining life of the Company’s equipment leases is 3.4 years as of September 30, 2023.
Real Estate Leases Receivable
Real estate leases receivable primarily relate to IHOP franchise development activity prior to 2003 when IHOP provided the financing for leasing or subleasing the site. Real estate leases at September 30, 2023, comprised 29 leases with a weighted average remaining life of 10.8 years, and relate to locations that IHOP is leasing from third parties and subleasing to franchisees.
Distributor Receivables
Receivables due from distributors are related to the sale of IHOP’s proprietary pancake and waffle dry mix to franchisees through the Company’s network of suppliers and distributors and are included as part of Other receivables.

	September 30, 2023	December 31, 2022
	(In millions)
Accounts receivable	$66.1	$67.5
Gift card receivables	6.4	34.6
Notes receivable	16.0	17.2
Financing receivables:
Equipment leases receivable	21.4	26.6
Real estate leases receivable	16.9	18.5
Other	5.2	5.6
	132.0	170.0
Less: allowance for credit losses and notes receivable	(10.6)	(10.3)
	121.4	159.7
Less: current portion	(85.7)	(120.0)
Long-term receivables	$35.7	$39.7
The Company's primary credit quality indicator for all portfolio segments is delinquency.
Changes in the allowance for credit losses during the nine months ended September 30, 2023 were as follows:

	Accounts Receivable	Notes receivable, short-term	Notes receivable, long-term	Lease Receivables	Equipment Notes	Other (1)	Total
	(In millions)
Balance, December 31, 2022	$1.2	$3.5	$5.3	$0.1	$0.1	$0.1	$10.3
Bad debt (credit) expense	1.5	0.2	(0.0)	(0.0)	0.8	0.1	2.6
Advertising provision adjustment	0.7	(0.2)	—	—	—	—	0.5
Write-offs	—	(1.6)	(0.4)	(0.0)	(0.8)	(0.0)	(2.8)
Balance, September 30, 2023	$3.4	$1.9	$4.9	$0.1	$0.1	$0.2	$10.6

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

5. Current Expected Credit Losses (Continued)

(1) Primarily distributor receivables, gift card receivables and credit card receivables.
The delinquency status of receivables (other than accounts receivable, gift card receivables and distributor receivables) at September 30, 2023 was as follows:

	Notes receivable, short-term	Notes receivable, long-term	Real Estate Lease Receivable	Equipment Notes	Other (1)	Total
	(In millions)
Current	$4.2	$11.7	$16.9	$21.4	$0.0	$54.2
30-59 days	0.0	—	—	—	—	—
60-89 days	0.0	—	—	—	—	—
90-119 days	0.0	—	—	—	—	—
120+ days	0.1	—	—	—	—	0.1
Total	$4.3	$11.7	$16.9	$21.4	$0.0	$54.3
(1) Primarily credit card receivables.
The year of origination of the Company's notes receivable and financing receivables is as follows:

	Notes receivable, short and long-term	Lease Receivables	Equipment Notes	Total
	(In millions)
2023	$5.6	$1.4	$1.0	$8.0
2022	1.0	8.1	—	9.1
2021	9.1	2.4	—	11.5
2020	0.3	1.3	—	1.6
2019	—	0.7	—	0.7
Prior	—	3.0	20.4	23.4
Total	$16.0	$16.9	$21.4	$54.3
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
The Company's existing leases/subleases related to IHOP restaurants generally provide for an initial term of 20 to 25 years, with most having one or more five-year renewal options. Leases related to Applebee's restaurants generally have an initial term of 10 to 20 years, with renewal terms of five to 20 years. Option periods were not included in determining liabilities and right-of-use assets related to operating leases. Approximately 290 of the Company's leases met the sales levels that required variable rent payments to the Company (as lessor), based on a percentage of restaurant sales during the nine months ended September 30, 2023. Approximately 40 of the leases met the sales levels that required variable rent payments by the Company (as lessee), based on a percentage of restaurant sales during the nine months ended September 30, 2023.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

6. Leases (Continued)

The Company's lease (income) cost for the three and nine months ended September 30, 2023 and 2022 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
Finance lease cost:
Amortization of right-of-use assets	$0.6	$0.7	$1.9	$2.9
Interest on lease liabilities	0.7	1.2	2.1	3.7
Operating lease cost	18.5	21.5	56.7	63.8
Variable lease cost	1.8	2.1	5.9	5.7
Short-term lease cost	0.0	0.0	0.0	0.0
Sublease income	(26.8)	(26.8)	(83.3)	(79.9)
Lease income	$(5.2)	$(1.3)	$(16.7)	$(3.8)
Future minimum lease payments under noncancellable leases as lessee as of September 30, 2023 were as follows:

	Finance Leases	Operating Leases
	(In millions)
2023 (remaining three months)	$1.5	$12.9
2024	8.1	79.8
2025	6.7	70.1
2026	6.2	62.6
2027	5.2	44.4
Thereafter	22.1	135.9
Total minimum lease payments	49.8	405.7
Less: interest/imputed interest	(11.5)	(70.1)
Total obligations	38.3	335.6
Less: current portion	(5.7)	(58.8)
Long-term lease obligations	$32.6	$276.8
The weighted average remaining lease term as of September 30, 2023 was 6.1 years for finance leases and 6.1 years for operating leases. The weighted average discount rate as of September 30, 2023 was 9.3% for finance leases and 5.6% for operating leases.
During the three and nine months ended September 30, 2023 and 2022, the Company made the following cash payments for leases:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
Principal payments on finance lease obligations	$1.7	$2.3	$5.3	$7.0
Interest payments on finance lease obligations	0.7	1.2	2.1	3.7
Payments on operating leases	20.1	23.7	61.3	70.0
Variable lease payments	1.9	1.8	6.0	5.7

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

6. Leases (Continued)

The Company's income from operating leases for the three and nine months ended September 30, 2023 and 2022 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
Minimum lease payments	$24.6	$24.1	$76.3	$71.9
Variable lease income	4.1	4.0	13.0	12.5
Total operating lease income	$28.7	$28.1	$89.3	$84.4
Minimum payments to be received as lessor under noncancellable operating leases as of September 30, 2023 were as follows:

(In millions)
2023 (remaining three months)	$26.5
2024	99.4
2025	86.7
2026	72.6
2027	55.1
Thereafter	152.9
Total minimum rents receivable	$493.2
The Company's income from real estate leases for the three and nine months ended September 30, 2023 and 2022 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
Interest income	$0.3	$0.4	$0.8	$1.1
Variable lease income	0.1	0.1	0.3	0.5
Selling (loss) profit	—	0.5	—	1.0
Total real estate lease income	$0.4	$1.0	$1.1	$2.6
Minimum payments to be received as lessor under noncancellable real estate leases as of September 30, 2023 were as follows:

(In millions)
2023 (remaining three months)	$0.9
2024	2.8
2025	2.0
2026	2.0
2027	2.0
Thereafter	13.7
Total minimum rents receivable	23.4
Less: unearned income	(6.4)
Total net investment in real estate leases	17.0
Less: current portion	(2.2)
Long-term investment in real estate leases	$14.8

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7. Long-Term Debt
At September 30, 2023 and December 31, 2022, long-term debt consisted of the following components:

	September 30, 2023	December 31, 2022
	(In millions)
Series 2019-1 4.194% Fixed Rate Senior Secured Notes, Class A-2-I	$—	$653.0
Series 2019-1 4.723% Fixed Rate Senior Secured Notes, Class A-2-II	594.0	594.0
Series 2022-1 Variable Funding Senior Secured Notes, Class A-1, variable interest rate of 7.94% and 7.29% at September 30, 2023 and December 31, 2022, respectively	100.0	100.0
Series 2023-1 7.824% Fixed Rate Senior Secured Notes, Class A-2	500.0	—
Debt issuance costs	(10.0)	(5.1)
Long-term debt, net of debt issuance costs	1,184.0	1,341.9
Current portion of long-term debt	(100.0)	(100.0)
Long-term debt	$1,084.0	$1,241.9
On June 5, 2019, Applebee’s Funding LLC and IHOP Funding LLC (the “Co-Issuers”), each a special purpose, wholly-owned indirect subsidiary of the Company, issued two tranches of fixed rate senior secured notes, the Series 2019-1 4.194% Fixed Rate Senior Secured Notes, Class A-2-I (“2019 Class A-2-I Notes”) in an initial aggregate principal amount of $700 million and the Series 2019-1 4.723% Fixed Rate Senior Secured Notes, Class A-2-II (“2019 Class A-2-II Notes”) in an initial aggregate principal amount of $600 million (the “2019 Class A-2-II Notes” and, together with the 2019 Class A-2-I Notes, the “2019 Class A-2 Notes”). The 2019 Class A-2 Notes were issued pursuant to an offering exempt from registration under the Securities Act of 1933, as amended.
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
2019 Class A-2 Notes
The 2019 Class A-2-I Notes were voluntarily repaid in full on April 17, 2023, while the 2019 Class A-2-II Notes remain outstanding as of September 30, 2023. For a description of the 2019 Class A-2-I Notes, refer to Note 8 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The legal final maturity of the 2019 Class A-2-II Notes is June 2049, but rapid amortization will apply if the 2019 Class

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7. Long-Term Debt (Continued)
A-2-II Notes are not repaid by June 2026 (the “2019 Class A-2-II Anticipated Repayment Date”). If the Co-Issuers have not repaid or refinanced the 2019 Class A-2-II Notes by the 2019 Class A-2-II Anticipated Repayment Date, then additional interest will accrue on the 2019 Class A-2-II Notes, as applicable, at the greater of: (A) 5.0% and (B) the amount, if any, by which the sum of the following exceeds the applicable 2019 Class A-2-II Note interest rate: (x) the yield to maturity (adjusted to a quarterly bond-equivalent basis) on the 2019 Class A-2-II Anticipated Repayment Date of the United States Treasury Security having a term closest to 10 years plus (y) 7.64% for the 2019 Class A-2-II Notes.
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
As of September 30, 2023, the Company's leverage ratio was approximately 4.6x. As a result, quarterly principal payments on the 2019 Class A-2-II Notes of $1.50 million currently are not required.
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
As of September 30, 2023, the outstanding balance of the Credit Facility was $100 million. The amount of $3.4 million was pledged against the Credit Facility for outstanding letters of credit, leaving $221.6 million of the Credit Facility available for borrowing at September 30, 2023. It is anticipated that any principal and interest on the Credit Facility outstanding will be repaid in full on or prior to the quarterly payment date in June 2027, subject to two additional one-year extensions at the option of the Company upon the satisfaction of certain conditions. The letters of credit are used primarily to satisfy insurance-related collateral requirements. The weighted average interest rate for the period outstanding during the nine months ended September 30, 2023 was 7.60%.
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
As of September 30, 2023, the Company's leverage ratio was approximately 4.6x. As a result, quarterly principal payments on the 2023 Class A-2 Notes of $1.25 million currently are not required.
The Company may voluntarily repay the 2023 Class A-2 Notes at any time; however, if the 2023 Class A-2 Notes are repaid prior to certain dates, the Company would be required to pay make-whole premiums. As of September 30, 2023, the make-whole premium associated with voluntary prepayment of the 2023 Class A-2 Notes was approximately $35.3 million. The Company also would be subject to a make-whole premium in the event of a mandatory prepayment required following a Rapid Amortization Event or certain asset dispositions. The mandatory make-whole premium requirements are considered derivatives embedded in the Notes that must be bifurcated for separate valuation. The Company estimated the fair value of these derivatives to be immaterial as of September 30, 2023, based on the probability-weighted discounted cash flows associated with either event.
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

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7. Long-Term Debt (Continued)
The Company's DSCR for the reporting period ended September 30, 2023 was approximately 3.7x.
Debt Issuance Costs
2023 Class A-2 Notes
The Company incurred costs of approximately $8.0 million in connection with the issuance of the 2023 Class A-2 Notes. These debt issuance costs are being amortized using the effective interest method over the estimated life of the 2023 Class A-2 Notes. Amortization costs of $0.3 million and $0.5 million were included in interest expense for the three and nine months ended September 30, 2023, respectively. As of September 30, 2023, unamortized debt issuance costs of $7.5 million are reported as a direct reduction of the 2023 Series Class A-2 Notes in the Consolidated Balance Sheets.
2022 Class A-1 Notes
In August 2022, the Company incurred costs of approximately $6.3 million in connection with the issuance of the Credit Facility. These debt issuance costs are being amortized over the estimated life of the Credit Facility. Amortization of $0.3 million and $0.9 million, respectively, of these costs were included in interest expense for the three and nine months ended September 30, 2023. As of September 30, 2023, unamortized debt issuance costs of $5.0 million related to the Credit Facility are classified as other non-current assets in the Consolidated Balance Sheets.
2019 Class A-2 Notes
The Company incurred costs of approximately $12.9 million in connection with the issuance of the 2019 Class A-2 Notes. These debt issuance costs are being amortized using the effective interest method over estimated life of each tranche of the 2019 Class A-2 Notes. Amortization costs of $0.2 million and $1.3 million were included in interest expense for the three and nine months ended September 30, 2023, respectively. Amortization costs of $0.1 million and $1.1 million were included in interest expense for the three and nine months ended September 30, 2022, respectively. In connection with the repayment of the 2019 Class A-2-I Notes discussed above, the Company recognized as a loss on extinguishment of debt of $1.7 million, representing the related remaining unamortized debt issuance costs. As of September 30, 2023, unamortized debt issuance costs of $2.5 million are reported as a direct reduction of the 2019 Class A-2-II Notes in the Consolidated Balance Sheets.
2019 Class A-1 Notes
Amortization costs incurred in connection with the Previous Credit Facility of $0.2 million were included in interest expense for the nine months ended September 30, 2022. In connection with the termination of the Previous Credit Facility in August 2022, the Company recognized as a loss on extinguishment of debt of $1.2 million, representing the remaining unamortized debt issuance costs associated with the Previous Credit Facility.
Loss (Gain) on Extinguishment of Debt
The Company purchased $67.9 million of its 2019 Class A-2-I Notes under par and recognized a $1.7 million gain on extinguishment of debt during the nine months ended September 30, 2023.
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

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

8. Stockholders' Deficit
Dividends
Dividends declared and paid per share for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Dividends declared per common share	$0.51	$0.51	$1.53	$1.48
Dividends paid per common share	$1.02	$1.02	$2.04	$1.88
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
On September 7, 2023, the Board of Directors declared a third quarter 2023 cash dividend of $0.51 per share of common stock, paid on September 29, 2023 to the stockholders of record as of the close of business on September 19, 2023.
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
During the nine months ended September 30, 2023, the Company repurchased 318,356 shares of common stock at a cost of $20.0 million. Cumulatively, the Company repurchased 1,467,945 shares at a cost of $98.7 million under the 2022 Repurchase Program.
Treasury Stock
Repurchases of the Company's common stock are included in treasury stock at the cost of shares repurchased plus any transaction costs. Treasury stock may be re-issued when stock options are exercised, when restricted stock awards are granted and when restricted stock units settle in stock upon vesting. The cost of treasury stock re-issued is determined using the first-in, first-out (“FIFO”) method. During the nine months ended September 30, 2023, the Company re-issued 279,861 shares of treasury stock at a total FIFO cost of $13.4 million.

9. Income Taxes
The Company's effective tax rate was 25.0% for the nine months ended September 30, 2023, as compared to 26.9% for the nine months ended September 30, 2022. The effective tax rate for the nine months ended September 30, 2023 was different than the rate of the prior comparable period primarily due to the recognition of higher excess tax benefits from stock-based compensation and lower non-deductible executive compensation.
The total gross unrecognized tax benefit as of September 30, 2023 and December 31, 2022 was $2.6 million and $2.1 million, respectively, excluding interest, penalties and related tax benefits. The Company estimates the unrecognized tax benefit as of September 30, 2023 may decrease over the upcoming 12 months by an amount up to $0.5 million related to settlements with taxing authorities and expiring statutes of limitations. For the remaining liability, due to the uncertainties related to these tax matters, the Company is unable to make a reasonable estimate as to when cash settlement with a taxing authority will occur.
As of September 30, 2023, accrued interest was $0.8 million and accrued penalties were less than $0.1 million, excluding any related income tax benefits. As of December 31, 2022, accrued interest was $0.7 million and accrued penalties were less

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

9. Income Taxes (Continued)
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

10. Stock-Based Compensation
The following table summarizes the components of stock-based compensation expense included in general and administrative expenses in the Consolidated Statements of Comprehensive Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
Equity classified awards expense	$2.9	$3.8	$8.2	$12.2
Liability classified awards (credit) expense	0.2	0.3	(0.4)	1.7
Total stock-based compensation expense	$3.1	$4.1	$7.8	$13.9
As of September 30, 2023, total unrecognized compensation expense of $19.9 million related to restricted stock and restricted stock units and $3.0 million related to stock options are expected to be recognized over a weighted average period of 1.4 years for restricted stock and restricted stock units and 1.4 years for stock options.
Fair Value Assumptions
The following table summarizes the assumptions used in the Black-Scholes model for stock options granted during the nine months ended September 30, 2023:

Risk-free interest rate	4.4%
Historical volatility	70.9%
Dividend yield	2.7%
Expected years until exercise	4.5
Fair value of options granted	$37.35
Equity Classified Awards - Stock Options
Stock option balances at September 30, 2023, and activity for the nine months ended September 30, 2023 were as follows:

	Number of Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Millions)
Outstanding at December 31, 2022	539,575	$75.65
Granted	72,291	74.94
Exercised	(69,443)	54.90
Expired	(55,879)	82.17
Forfeited	(20,876)	79.11
Outstanding at September 30, 2023	465,668	77.69	5.99	$—
Vested and Expected to Vest at September 30, 2023	449,236	77.84	5.9	$—
Exercisable at September 30, 2023	325,063	$79.62	4.8	$—
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price of the Company’s common stock on the last trading day of the third quarter of 2023 and the exercise price,

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

10. Stock-Based Compensation (Continued)
multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2023. The aggregate intrinsic value will change based on the fair market value of the Company’s common stock and the number of in-the-money options.
Equity Classified Awards - Restricted Stock and Restricted Stock Units
Outstanding balances as of September 30, 2023, and activity related to restricted stock and restricted stock units for the nine months ended September 30, 2023 were as follows:

	Shares of Restricted Stock	Weighted Average Grant Date Fair Value	Stock-Settled Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	355,900	$73.57	123,895	$62.11
Granted	210,418	73.28	21,654	74.01
Released	(151,920)	74.11	(47,857)	64.04
Forfeited	(54,723)	73.10	(39,294)	77.23
Outstanding at September 30, 2023	359,675	$73.24	58,398	$54.05
Liability Classified Awards - Cash-settled Restricted Stock Units
The Company has granted cash-settled restricted stock units to certain employees in the past. These instruments were recorded as liabilities at fair value as of the respective period end.
There have been no liabilities related to cash-settled restricted stock units since the first quarter of 2022. For the nine months ended September 30, 2022, an expense of $0.2 million was included as stock-based compensation expense related to cash-settled restricted stock units.
Liability Classified Awards - Long-Term Incentive Awards
The Company has granted cash long-term incentive awards (“LTIP awards”) to certain employees. Annual LTIP awards vest over a three-year period and are determined using multipliers from 0% to 200% of the target award based on the total stockholder return of Dine Brands Global common stock compared to the total stockholder returns of a peer group of companies. The awards are considered stock-based compensation and are classified as liabilities measured at fair value as of the respective period end. For the three months ended September 30, 2023 and 2022, an expense of $0.2 million and $0.2 million, respectively, were included in total stock-based compensation expense related to LTIP awards. For the nine months ended September 30, 2023 and 2022, a credit of $0.4 million and an expense of $1.5 million, respectively, was included in total stock-based compensation expense related to LTIP awards. At September 30, 2023 and December 31, 2022, liabilities of $1.7 million and $2.1 million, respectively, related to LTIP awards was included as part of accrued employee compensation and benefits in the Consolidated Balance Sheets.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

11. Net Income per Share
The computation of the Company's basic and diluted net income per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands, except per share data)
Numerator for basic and diluted income per common share:
Net income	$18,479	$20,948	$64,137	$69,760
Less: Net income allocated to unvested participating restricted stock	(431)	(575)	(1,551)	(1,852)
Net income available to common stockholders - basic	18,048	20,373	62,586	67,908
Effect of unvested participating restricted stock in two-class calculation	1	—	—	3
Net income available to common stockholders - diluted	$18,049	$20,373	$62,586	$67,911
Denominator:
Weighted average outstanding shares of common stock - basic	15,217	15,377	15,275	16,049
Dilutive effect of stock options	3	26	14	30
Weighted average outstanding shares of common stock - diluted	15,220	15,403	15,289	16,079
Net income per common share:
Basic	$1.19	$1.32	$4.10	$4.23
Diluted	$1.19	$1.32	$4.09	$4.22

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
 As of September 30, 2023, the franchise operations segment consisted of 1,652 restaurants operated by Applebee’s franchisees in the United States, two U.S. territories and 13 countries outside the United States; 1,794 restaurants operated by IHOP franchisees and area licensees in the United States, two U.S. territories and 13 countries outside the United States; and 137 restaurants operated by Fuzzy's franchisees in the United States. Franchise operations revenue consists primarily of franchise royalty revenues, franchise advertising revenue, sales of proprietary products to franchisees, and other franchise fees. Franchise operations expenses include advertising expense, the cost of proprietary products, pre-opening training expenses and other franchise-related costs.
Rental operations revenue includes revenue from operating leases and interest income from real estate leases. Rental operations expenses are costs of operating leases and interest expense from finance leases on which the Company is the lessee.
Financing operations revenue primarily consists of interest income from the financing of IHOP equipment leases and franchise fees and interest income on notes receivable due from franchisees. Financing operations expenses primarily are the cost of taxes related to IHOP equipment leases.
During the three and nine months ended September 30, 2023, the company restaurants segment consisted of three Fuzzy's restaurants that were acquired in December 2022 of which two were subsequently refranchised in the second quarter of 2023. During three and nine months ended September 30, 2022, the Company operated 69 Applebee's restaurants that were refranchised in October 2022. All company-operated restaurants are located in the United States. Company-operated restaurant operation revenue consists of retail sales at company operated restaurants. Company-operated restaurant operation expenses are operating expenses such as food, beverage, labor, benefits, utilities, rent and other operating costs.

Dine Brand Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

12. Segments (Continued)
Information on segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
Revenues from external customers:
Franchise operations	172.5	$164.9	530.4	$494.4
Rental operations	29.1	29.2	90.5	87.1
Company restaurants	0.3	38.2	1.8	117.2
Financing operations	0.6	0.9	2.0	2.8
Total	$202.6	$233.2	$624.8	$701.4

Interest expense:
Rental operations	$0.9	$1.1	$2.9	$3.2
Company restaurants	—	0.7	—	2.4
Corporate	19.1	15.3	51.5	46.2
Total	$20.0	$17.1	$54.4	$51.8

Depreciation and amortization:
Franchise operations	$2.4	$2.5	$7.3	$7.5
Rental operations	2.6	2.7	7.8	8.0
Company restaurants	0.0	0.5	0.0	4.3
Corporate	3.6	3.2	11.1	9.1
Total	$8.6	$8.9	$26.2	$28.9

Gross profit by segment:
Franchise operations	$89.4	$84.6	$271.6	$253.8
Rental operations	7.4	7.2	24.9	21.1
Company restaurants	0.0	1.7	0.0	5.4
Financing operations	0.5	0.8	1.7	2.5
Total gross profit	97.3	94.3	298.3	282.8
Corporate and unallocated expenses, net	(72.4)	(65.6)	(212.7)	(187.4)
Income before income taxes	$24.9	$28.7	$85.6	$95.4

13. Closure and Impairment Charges
Closure and impairment charges for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
Closure charges	$0.3	$0.5	$1.1	$1.7
Long-lived tangible asset impairment	1.5	1.1	2.0	1.4
Total closure and impairment charges	$1.8	$1.6	$3.1	$3.1
The closure charges for the three and nine months ended September 30, 2023 were primarily related to the establishment of or revisions to existing closure reserves, including accretion, for approximately 30 IHOP restaurants.
The closure charges for the three and nine months ended September 30, 2022 were primarily related to the establishment of or revisions to existing closure reserves, including accretion, for approximately 35 and 40 IHOP restaurants, respectively.
The long-lived asset impairment for the three months ended September 30, 2023 related to the impairment of four IHOP master land and building leases. The long-lived asset impairment for the nine months ended September 30, 2023 primarily related to technology that was developed in connection with the IHOP Flip'd initiative that was stopped, and the impairment of four IHOP master land and building leases in the third quarter of 2023.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Long-lived intangible asset impairment charges for the three months ended September 30, 2022 related to the refranchising and sale of related restaurant assets of 69 Applebee’s company-operated restaurants located in North Carolina and South Carolina. Long-lived tangible asset impairment charges for the nine months ended September 30, 2022 related to the Applebee's company-operated restaurants for $1.1 million and the impairment of land and buildings for two IHOP restaurants located on sites owned by the Company.

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
The fair values of the Company's long-term debt, excluding the Credit Facility, at September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023	December 31, 2022
	(In millions)
Face Value	$1,094.0	$1,247.0
Fair Value	$1,044.1	$1,736.9
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
Lease Guarantees
In connection with the refranchising of Applebee’s restaurants to franchisees, the Company has, in certain cases, guaranteed or has potential continuing liability for lease payments totaling $405.5 million as of September 30, 2023. This amount represents the maximum potential liability for future payments under these leases. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from 2023 through 2058. Excluding unexercised option periods, the Company's potential liability for future payments under these leases is $91.9 million. In the event of default, the indemnity and default clauses in the sale or assignment agreements govern the Company's ability to pursue and recover damages incurred.

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
The components of cash and cash equivalents were as follows:

	September 30, 2023	December 31, 2022
	(In millions)
Money market funds	$12.0	$75.0
IHOP advertising funds and gift card programs	67.5	96.7
Other depository accounts	18.7	98.0
Total cash and cash equivalents	$98.2	$269.7
Current Restricted Cash
Current restricted cash primarily consisted of funds required to be held in trust in connection with the Company's securitized debt and funds from Applebee's franchisees pursuant to franchise agreements, usage of which was restricted to advertising activities.
The components of current restricted cash were as follows:

	September 30, 2023	December 31, 2022
	(In millions)
Securitized debt reserves	$35.9	$32.4
Applebee's advertising funds	4.4	5.4
Other	1.6	1.1
Total current restricted cash	$41.9	$38.9
Non-current Restricted Cash
Non-current restricted cash was $19.5 million and $16.4 million at September 30, 2023 and December 31, 2022, respectively, and represents interest reserves required to be set aside for the duration of the Company's securitized debt.

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

	Three Months Ended September 30,		Favorable (Unfavorable) Variance	Nine Months Ended September 30,		Favorable (Unfavorable) Variance
	2023	2022		2023	2022
	(In millions, except per share data)
Income before income taxes	$24.9	$28.7	$(3.8)	$85.6	$95.4	$(9.8)
Income tax provision	(6.5)	(7.8)	1.3	(21.4)	(25.7)	4.3
Net income	$18.5	$20.9	$(2.5)	$64.1	$69.8	$(5.6)

Effective tax rate	25.9%	27.1%	1.2%	25.0%	26.9%	1.9%

Net income per diluted share	$1.19	$1.32	$(0.13)	$4.09	$4.22	$(0.13)
			% decrease			% decrease
Weighted average diluted shares	15.2	15.4	(1.3)%	15.3	16.1	(5.0)%
The effective tax rate for the three and nine months ended September 30, 2023 was different than the rate of the prior comparable periods primarily due to the recognition of higher excess tax benefits from stock-based compensation and lower non-deductible executive compensation.

The following table highlights the primary components of the decrease in our income before income taxes for the three and nine months ended September 30, 2023, compared to our income before income taxes for the comparable prior periods (in millions):

	Favorable (Unfavorable) Variance
	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
(Decrease) increase in gross profit:
Applebee's franchise operations	$(1.4)	$(0.6)
IHOP franchise operations	3.3	8.7
Fuzzy's franchise operations	2.8	9.6
Company restaurant operations	(1.8)	(5.4)
Rental and financing operations	0.0	3.1
Total increase in gross profit	3.0	15.4
Increase in general and administrative ("G&A") expenses	(2.3)	(15.6)
Increase in interest expense, net	(3.8)	(5.4)
Loss on disposition of assets	(1.7)	(5.3)
Other	1.0	0.9
Decrease in income before income taxes	$(3.8)	$(9.9)
Income before income taxes for the three months ended September 30, 2023 decreased compared to the comparable prior period due to increases in interest expense and G&A expenses (see the discussion under the header "G&A Expenses" below), as well as the decrease in company restaurant operations primarily due to the refranchising of the 69 Applebee's company-operated restaurants in October 2022. The increased costs were partially offset by the increase in IHOP franchise operations from increased same-restaurant sales and effective restaurants, and the inclusion of the acquired Fuzzy's Taco Shop® brand.
Income before income taxes for the nine months ended September 30, 2023 decreased compared to the comparable prior period due to increased G&A expenses (see the discussion under the header "G&A Expenses" below), interest expense, and loss on disposition of assets. The increased costs were partially offset by the inclusion of the acquired Fuzzy's brand, increase in IHOP franchise operations from increased domestic same-restaurant sales and effective restaurants, and increases in rental and financing operations related to three IHOP lease buyouts.
Increases in commodity, labor and other restaurant operating costs experienced at restaurants owned and operated by our franchisees could impact us to the extent our franchisees are adversely impacted by a sustained decline in their operating margins. At company operated restaurants, when applicable, increases in commodity, labor and other restaurant operating costs impact us directly.
See “Consolidated Results of Operations - Comparison of the Three and Nine Months Ended September 30, 2023 and 2022” for additional discussion of the changes shown above.
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
Our key performance indicators for the three and nine months ended September 30, 2023 were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2023		September 30, 2023
	Applebee's	IHOP	Applebee's	IHOP
Sales percentage (decrease) increase in reported retail sales - 2023 vs. 2022	(3.2)%	4.2%	0.3%	6.6%
% (decrease) increase in domestic system-wide same-restaurant sales - 2023 vs. 2022	(2.4)%	2.0%	0.9%	4.2%
Net franchise restaurant (reduction) increase (1)	(9)	4	(26)	13
Net (decrease) increase in total effective restaurants (2)	(16)	28	(10)	32
_________________________________________
(1) Franchise and area license restaurant closings, net of openings, during the three and nine months ended September 30, 2023 and 2022.
(2) Change in the weighted average number of franchise, area license and company-operated restaurants open during the three and nine months ended September 30, 2023, compared to the weighted average number of those open during the same periods of 2022.
The change in total effective restaurants for each brand reflects both permanent closures, net of openings, over the past 12 months as well as the weighted effect of restaurants temporarily closed during each period.
Domestic Same-Restaurant Sales

Applebee’s system-wide domestic same-restaurant sales decreased 2.4% for the three months ended September 30, 2023 and increased 0.9% for the nine months ended September 30, 2023 as compared to the same periods of 2022. The decrease for the three months ended September 30, 2023 was primarily due to a decrease in traffic, offset by an increase in average check. The increase for the nine months ended September 30, 2023 was primarily due to an increase in average check resulting from the successful promotional food offerings and menu price increases by franchisees, offset by a decrease in traffic.

Applebee's Off-Premise Sales Data	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Off-premise sales (in millions) (1)	$221.4	$259.0	$729.3	$837.7
% sales mix	21.5%	24.2%	22.4%	25.8%
(1) Primarily to-go, delivery and catering sales for comparable 2023 and 2022 restaurants.
Based on data from Black Box Intelligence, a restaurant sales reporting firm (“Black Box”), Applebee's same-restaurant sales for the three and nine months ended September 30, 2023 underperformed the casual dining segment of the restaurant industry (excluding Applebee's) during the same periods of 2023.

IHOP's system-wide domestic same-restaurant sales increased 2.0% for the three months ended September 30, 2023 and 4.2% for the nine months ended September 30, 2023 as compared to the same periods of 2022. The improvement was due to an increase in average check, offset by a decrease in traffic. The increase in average check was primarily due to an increase in menu prices as well as a general increase in consumer spending due to larger party sizes and greater spending per person.

IHOP Off-Premise Sales Data	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Off-premise sales (in millions) (1)	$143.2	$143.6	$460.6	$464.4
% sales mix	19.5%	20.4%	20.6%	22.0%
(1) Primarily to-go, delivery and catering sales for comparable 2023 and 2022 restaurants.
Based on data from Black Box, IHOP's increase in same-restaurant sales for the three and nine months ended September 30, 2023 underperformed the family dining segment of the restaurant industry (excluding IHOP) during the same periods of 2023.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Applebee's Restaurant Data	(Unaudited)
Global Effective Restaurants(a)
Franchise	1,654	1,601	1,663	1,604
Company	—	69	—	69
Total	1,654	1,670	1,663	1,673
System-wide(b)
Domestic sales percentage change(c)	(3.2)%	3.2%	0.3%	5.9%
Domestic same-restaurant sales percentage change(d)	(2.4)%	3.8%	0.9%	6.3%
Franchise(b)
Domestic sales percentage change(c)	0.4%	3.1%	4.0%	5.8%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Domestic same-restaurant sales percentage change(d)	(2.4)%	3.6%	0.9%	6.3%
Average weekly domestic unit sales (in thousands)	$52.1	$53.5	$54.4	$54.2

IHOP Restaurant Data
Global Effective Restaurants(a)
Franchise	1,631	1,602	1,626	1,594
Area license	156	157	156	156
Total	1,787	1,759	1,782	1,750
System-wide(b)
Sales percentage change(c)	4.2%	3.7%	6.6%	9.1%
Domestic same-restaurant sales percentage change, including area license restaurants(d)	2.0%	1.9%	4.2%	7.2%
Franchise(b)
Sales percentage change(c)	4.5%	3.6%	6.9%	9.2%
Domestic same-restaurant sales percentage change(d)	2.0%	1.6%	4.2%	7.3%
Average weekly unit sales (in thousands)	$37.8	$36.8	$38.3	$36.5
Area License(b)
Sales percentage change(c)	1.1%	5.2%	4.0%	8.4%
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Reported sales (in millions)	(Unaudited)
Applebee's domestic franchise restaurant sales	$1,048.5	$1,044.5	$3,303.9	$3,176.2
Applebee's company-operated restaurants	—	38.2	—	117.2
IHOP franchise restaurant sales	801.0	766.8	2,425.9	2,270.3
IHOP area license restaurant sales	74.3	73.5	228.1	219.3
Total	$1,923.8	$1,923.0	$5,957.9	$5,783.0

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

Restaurant Development Activity	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Applebee's	(Unaudited)
Summary - beginning of period:
Franchise	1,661	1,604	1,678	1,611
Company	—	69	—	69
Beginning of period	1,661	1,673	1,678	1,680

Franchise restaurants opened:
Domestic	2	—	3	2
International	2	1	5	1
Total franchise restaurants opened	4	1	8	3
Franchise restaurants permanently closed:
Domestic	(12)	(3)	(28)	(9)
International	(1)	(1)	(6)	(4)
Total franchise restaurants permanently closed	(13)	(4)	(34)	(13)
Net franchise restaurant reduction	(9)	(3)	(26)	(10)

Summary - end of period:
Franchise	1,652	1,601	1,652	1,601
Company	—	69	—	69
Total Applebee's restaurants, end of period	1,652	1,670	1,652	1,670
Domestic	1,544	1,571	1,544	1,571
International	108	99	108	99

Restaurant Development Activity (continued)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
IHOP
Summary - beginning of period:
Franchise	1,634	1,608	1,625	1,595
Area license	156	156	156	156
Total IHOP restaurants, beginning of period	1,790	1,764	1,781	1,751

Franchise/area license restaurants opened:
Domestic franchise	5	5	27	20
Domestic area license	—	1	2	2
International franchise	5	3	11	10
Total franchise/area license restaurants opened	10	9	40	32
Franchise/area license restaurants permanently closed:
Domestic franchise	(5)	(5)	(23)	(12)
Domestic area license	—	(1)	(2)	(2)
International franchise	(1)	(1)	(2)	(3)
Total franchise/area license restaurants permanently closed	(6)	(7)	(27)	(17)
Net franchise/area license restaurant additions	4	2	13	15
Refranchised by the Company	—	—	—	—
Franchise restaurants reacquired by the Company	—	—	—	—
Net increase in franchise/area license restaurants	4	2	13	15

Summary - end of period:
Franchise	1,638	1,610	1,638	1,610
Area license	156	156	156	156
Company	—	—	—	—
Total IHOP restaurants, end of period	1,794	1,766	1,794	1,766
Domestic	1,681	1,665	1,681	1,665
International	113	101	113	101
As of September 30, 2023, 47 franchise groups operated 137 Fuzzy's restaurants in 18 states within the United States and we had one company-owned restaurant in Texas, totaling 138 restaurants. Fuzzy's average weekly sales for the three and nine months ended September 30, 2023 were $30,628 and $31,575, respectively.
The restaurant counts and activity presented above do not include one domestic Applebee's ghost kitchen (small kitchens with no store-front presence, used to fill off-premise orders), 10 international Applebee's ghost kitchens and 38 international IHOP ghost kitchens.
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

CONSOLIDATED RESULTS OF OPERATIONS
Comparison of the Three and Nine Months Ended September 30, 2023 and 2022
Financial Results

Revenue	Three Months Ended September 30,		Favorable (Unfavorable) Variance	Nine Months Ended September 30,		Favorable (Unfavorable) Variance
	2023	2022		2023	2022
	(In millions)
Franchise operations	$172.5	$164.9	$7.6	$530.4	$494.4	$36.0
Rental operations	29.1	29.2	(0.1)	90.5	87.1	3.4
Company restaurant operations	0.3	38.2	(37.9)	1.8	117.2	(115.4)
Financing operations	0.6	0.9	(0.3)	2.0	2.8	(0.8)
Total revenue	$202.5	$233.2	$(30.7)	$624.7	$701.5	$(76.8)
Change vs. prior period	(13.1)%			(10.9)%
Total revenue for the three months ended September 30, 2023 decreased compared with the same period of the prior year, primarily due to the decrease in company restaurant operations primarily as a result of refranchising the Applebee's company-operated restaurants, partially offset by an increase in IHOP franchise operations revenue and the inclusion of Fuzzy's franchise operations revenue.
Total revenue for the nine months ended September 30, 2023 decreased compared with the same period of the prior year, primarily due to the decrease in company restaurant operations as a result of refranchising the Applebee's company-operated restaurants, partially offset by increases in Applebee's and IHOP franchise operations revenue and the inclusion of Fuzzy's franchise operations revenue.

Gross Profit	Three Months Ended September 30,		Favorable (Unfavorable) Variance	Nine Months Ended September 30,		Favorable (Unfavorable) Variance
	2023	2022		2023	2022
	(In millions)
Franchise operations	$89.4	$84.6	$4.8	$271.6	$253.8	$17.8
Rental operations	7.4	7.2	0.2	24.9	21.1	3.8
Company restaurant operations	0.0	1.7	(1.7)	0.0	5.4	(5.4)
Financing operations	0.5	0.8	(0.3)	1.7	2.5	(0.8)
Total gross profit	$97.3	$94.3	$3.0	$298.3	$282.8	$15.4
Change vs. prior period	3.1%			5.5%
Total gross profit for the three and nine months ended September 30, 2023 increased compared with the same periods of the prior year, primarily due to the increased revenue from franchise operations, partially offset by the refranchising of Applebee's company-operated restaurants.

	Three Months Ended September 30,		Favorable (Unfavorable) Variance	Nine Months Ended September 30,		Favorable (Unfavorable) Variance
Franchise Operations	2023	2022		2023	2022
	(In millions, except number of restaurants)
Effective Franchise Restaurants:(1)
Applebee’s	1,654	1,601	53	1,663	1,604	59
IHOP	1,787	1,759	28	1,782	1,750	32
Franchise Revenues:
Applebee’s franchise fees	$41.7	$43.1	$(1.4)	$131.7	$131.1	$0.6
IHOP franchise fees	54.1	50.1	4.0	161.8	146.6	15.2
Advertising fees	73.4	71.7	1.7	226.4	216.7	9.7
Fuzzy's franchise fees	3.3	—	3.3	10.5	—	10.5
Total franchise revenues	172.5	164.9	7.6	530.4	494.4	36.0
Franchise Expenses:
Applebee’s	1.0	0.9	(0.1)	3.7	2.5	(1.2)
IHOP	8.3	7.6	(0.7)	27.8	21.4	(6.4)
Advertising expenses	73.4	71.7	(1.7)	226.4	216.7	(9.7)
Fuzzy's	0.5	—	(0.5)	0.9	—	(0.9)
Total franchise expenses	83.1	80.3	(2.8)	258.8	240.6	(18.2)
Franchise Gross Profit:
Applebee’s	40.7	42.2	(1.5)	128.0	128.6	(0.6)
IHOP	45.8	42.5	3.3	134.0	125.3	8.7
Fuzzy's	2.8	—	2.8	9.6	—	9.6
Total franchise gross profit	$89.4	$84.6	$4.8	$271.6	$253.9	$17.7
Gross profit as % of franchise revenue (2)	51.8%	51.3%		51.2%	51.3%
Gross profit as % of franchise fees (2)(3)	90.2%	90.8%		89.3%	91.4%
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

Applebee's franchise fee revenue for the three months ended September 30, 2023 decreased 3.2% as compared with the same period of the prior year, primarily due to the unfavorable impact on royalties of a 2.4% decrease in domestic same-restaurant sales. Applebee's franchise fee revenue for the nine months ended September 30, 2023 increased 0.5% as compared with the same period of the prior year primarily due to an increase in termination fees, an increase in international revenue and the favorable impact on royalties of a 0.9% increase in domestic same-restaurant sales and increase in the number of effective franchise restaurants.
Applebee's franchise expenses for the nine months ended September 30, 2023 increased $0.1 million as compared with the same period of the prior year primarily due to an increase in costs related to franchisee support fees offset by a decrease in bad debt expense. Applebee's franchise expenses for the nine months ended September 30, 2023 increased $1.2 million as compared with the same periods of the prior year primarily due to increases in bad debt expense and costs related to franchisee support fees.
IHOP's franchise fee revenue for the three and nine months ended September 30, 2023 increased 8.0% and 10.3%, respectively, as compared with the same periods of the prior year, primarily due to favorable domestic same-restaurant sales and an increase in the number of effective franchise restaurants which resulted in higher sales of proprietary products and increased royalties.
IHOP's franchise expenses for the three and nine months ended September 30, 2023 increased $0.7 million and $6.4 million, respectively, as compared with same periods of the prior year, primarily due to an increase in cost of proprietary products and increases in bad debt expense and costs related to franchisee support fees.

Advertising revenue and expense by brand for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Increase	Nine Months Ended September 30,		Increase
	2023	2022		2023	2022
	(In millions)
Advertising Revenues and Expenses:
Applebee’s	$43.7	$44.0	$(0.3)	$136.4	$133.8	$2.6
IHOP	28.7	27.7	1.0	87.0	82.9	4.1
Fuzzy's	1.0	—	1.0	2.9	—	2.9
Total advertising revenues and expenses	$73.4	$71.7	$1.7	$226.3	$216.7	$9.6
Applebee’s advertising revenue and expense for the three months ended September 30, 2023 decreased slightly compared to the same period of the prior year, primarily due to the 2.4% decrease in domestic franchise same-restaurant sales. IHOP advertising revenue and expense for the three months ended September 30, 2023 increased compared to the same period of the prior year, primarily due to the 2.0% increase in domestic franchise same-restaurant sales and an increase in the number of effective franchise restaurants.
Applebee's and IHOP's advertising revenue and expense for the nine months ended September 30, 2023 increased 1.9% and 5.0%, respectively, compared to the same period of the prior year primarily due to the increase in their respective domestic franchise same-restaurant sales.
It is our accounting policy to recognize any deficiency in advertising fee revenue compared to advertising expenditure or any recovery of a previously recognized deficiency in advertising fee revenue compared to advertising expenditure in the fourth quarter of our fiscal year.

Rental Operations	Three Months Ended September 30,		Favorable (Unfavorable) Variance	Nine Months Ended September 30,		Favorable (Unfavorable) Variance
	2023	2022		2023	2022
	(In millions)
Rental revenues	$29.1	$29.2	$(0.1)	$90.5	$87.1	$3.4
Rental expenses	21.7	22.0	0.3	65.6	66.0	0.4
Rental operations gross profit	$7.4	$7.2	$0.2	$24.9	$21.1	$3.8
Gross profit as % of revenue (1)	25.4%	24.6%		27.5%	24.2%
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
Rental operations gross profit for the three months ended September 30, 2023 increased from the same period of the prior year, primarily due to operating lease renewals and extensions.
Rental operations gross profit for the nine months ended September 30, 2023 increased as compared to the same period of the prior year, primarily due to lease buyouts and operating lease renewals and extensions.

Company Restaurant Operations

	Three Months Ended September 30,		Favorable (Unfavorable) Variance	Nine Months Ended September 30,		Favorable (Unfavorable) Variance
	2023	2022		2023	2022

Effective Restaurants	1	69	(68)	1	69	(68)
	(In millions)
Applebee's company restaurant sales (1)	$—	$38.2	$(38.2)	$—	$117.2	$(117.2)
Applebee's company restaurant expenses (1)	—	36.5	36.5	—	111.8	111.8
Fuzzy's company restaurant sales (2)	0.3	—	0.3	1.8	—	1.8
Fuzzy's company restaurant expenses (2)	0.3	—	(0.3)	1.8	—	(1.8)
Company restaurant gross profit	$—	$1.7	$(74.1)	$—	$5.4	$(225.4)
Gross profit as % of revenue (3)	(4.9)%	4.5%		0.3%	4.6%
_____________________________________________________
(1) Related to 69 Applebee's company-operated restaurants that were still operating through October 2022.
(2) Related to three Fuzzy's company-operated restaurants that were acquired in December 2022 of which two restaurants were refranchised in April 2023.
(3) Percentages calculated on actual amounts, not rounded amounts presented above.
Applebee's company restaurant gross profit for the three and nine months ended September 30, 2023 decreased 100% compared to the same period of 2022, due to the refranchising of the company-operated restaurants in October 2022.
For the three and nine months ended September 30, 2023, company restaurant operations included three Fuzzy's restaurants, following the acquisition of Fuzzy's in December 2022 of which two out of three restaurants were refranchised in April 2023.
Company segment restaurant expenses may include costs associated with reacquired restaurants in the process of being refranchised. There were no reacquired restaurants expenses during the nine months ended September 30, 2023.
Financing Operations
Financing revenues primarily consist of interest income from the financing of IHOP equipment leases and franchise fees as well as interest income on notes receivable due from franchisees. Financing expenses are the cost of taxes related to IHOP equipment leases.
Financing revenue and gross profit for the three and nine months ended September 30, 2023 declined compared to the same period of the prior year, primarily due to progressive decline in interest income as note balances are repaid.

G&A Expenses	Three Months Ended September 30,		Favorable (Unfavorable) Variance	Nine Months Ended September 30,		Favorable (Unfavorable) Variance
	2023	2022		2023	2022
	(In millions)
Total G&A expenses	$48.6	$46.3	$(2.3)	$147.5	$131.9	$(15.6)
G&A expenses for the three months ended September 30, 2023 increased 4.9% compared to the same period of the prior year, primarily due to an increase in personnel-related costs as well as increases in travel, conference and software maintenance expenses partially offset by a decrease in occupancy and recruiting costs. Included in total G&A expenses for the three months ended September 30, 2023 was $1.2 million of expense related to Fuzzy's, which was acquired in December 2022.
G&A expenses for the nine months ended September 30, 2023 increased 11.8% compared to the same period of the prior year, primarily due to increases in professional services and personnel-related costs, the stopping of our IHOP Flip'd initiative, and increases in software maintenance, travel and conference expenses. Included in total G&A expenses for the nine months ended September 30, 2023 was $4.3 million of expense related to Fuzzy's, which was acquired in December 2022.

Other Income and Expense Items	Three Months Ended September 30,		Favorable (Unfavorable) Variance	Nine Months Ended September 30,		Favorable (Unfavorable) Variance
	2023	2022		2023	2022
	(In millions)
Interest expense, net	$19.1	$15.3	$(3.8)	$51.5	$46.2	$(5.3)
Loss on extinguishment of debt	—	1.2	1.2	0.0	1.2	(1.1)
Closure and impairment charges	1.8	1.6	(0.2)	3.1	3.1	—
Amortization of intangible assets	2.7	2.7	—	8.2	8.0	(0.2)
Loss (gain) on disposition of assets	0.2	(1.5)	(1.7)	2.3	(3.0)	(5.3)
Total	$23.7	$19.3	$(4.5)	$65.1	$55.4	$(11.9)
Loss on extinguishment of debt and interest expense, net
On August 12, 2022, the Company established a new revolving financing facility and the debt financing costs related to the previous credit facility were expensed for the three and nine months ended September 30, 2022. For additional details, please refer to Note 7, Long-Term Debt, in the Notes to Consolidated Financial Statements.
The Company repaid the entire outstanding balance of approximately $585.1 million of its 2019 Class A-2 Notes during the nine months ended September 30, 2023 and recognized a $1.7 million loss on extinguishment of debt from the write-off of the related remaining issuance costs. This loss was offset by a $1.7 million gain on extinguishment of debt from the purchase of $67.9 million of its 2019 Class A-2 Notes under par value during the nine months ended September 30, 2023.
Interest expense, net for the three months ended September 30, 2023 increased compared to the same period of the prior year primarily due to the higher interest rate on our refinanced securitized notes as well as borrowings from and the increase in interest rate on our Credit Facility, partially offset by the increase in interest income from improved yields. Interest expense, net for the nine months ended September 30, 2023 increased compared to the same period of the prior year primarily due to borrowings from and the increase in interest rate on our Credit Facility as well as the higher interest rate on our refinanced securitized notes, partially offset by the increase in interest income from improved yields.
Loss (gain) on disposition of assets
There were no individually significant asset dispositions during the three months ended September 30, 2023. The loss on disposition of assets for the nine months ended September 30, 2023 primarily related to the disposition of certain IHOP Flip'd assets. The gain on disposition of assets for the three and nine months ended September 30, 2022 primarily related to the sale of land and buildings for three IHOP restaurants located on sites owned by us and termination of an IHOP restaurant lease.

Income Taxes	Three Months Ended September 30,		Favorable (Unfavorable) Variance	Nine Months Ended September 30,		Favorable (Unfavorable) Variance
	2023	2022		2023	2022
	(In millions)
Income before income taxes	$24.9	$28.7	$(3.8)	$85.6	$95.4	$(9.8)
Income tax provision	$6.5	$7.8	$1.3	$21.4	$25.7	$4.3
Effective tax rate	25.9%	27.1%	1.2%	25.0%	26.9%	1.9%
Our income tax provision or benefit will vary from period to period in our normal course of business for two reasons: a change in income before income taxes and a change in the effective tax rate. Changes in our income before income taxes were addressed in the preceding sections of “Consolidated Results of Operations - Comparison of the Three and Nine Months Ended September 30, 2023 and 2022."
Our effective tax rate for the three and nine months ended September 30, 2023 was different than the rate of the prior comparable periods primarily due to the recognition of higher excess tax benefits from stock-based compensation and lower non-deductible executive compensation.

Liquidity and Capital Resources
Key provisions of our long-term debt potentially impacting liquidity are summarized below. See Note 7 - Long-Term Debt, of the Notes to the Consolidated Financial Statements, for additional detail on long-term debt, including the balances outstanding at September 30, 2023 and 2022.

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
 Payment of Principal and Interest
While the Class A-2 Notes are outstanding, payment of principal and interest is required to be made on the Class A-2 Notes on a quarterly basis. The payment of principal on the Class A-2 Notes may be suspended when the leverage ratio for the Company and its subsidiaries is less than or equal to 5.25x. As of September 30, 2023, our leverage ratio was approximately 4.6x. Therefore, quarterly principal payments are not required.
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
Make-whole Premiums
We may voluntarily repay the Class A-2 Notes at any time; however, if repaid prior to certain dates we would be required to pay make-whole premiums. As of September 30, 2023, there was no make-whole premium associated with voluntary prepayment of the 2019 Class A-2-II Notes. As of September 30, 2023, the make-whole premium associated with voluntary prepayment of the 2023 Class A-2 Notes was approximately $35.3 million. We also would be subject to a make-whole premium in the event of a mandatory prepayment required following certain rapid amortization events or certain asset dispositions. The mandatory make-whole premium requirements are considered derivatives embedded that must be bifurcated for separate valuation. We estimated the fair value of these derivatives to be immaterial as of September 30, 2023, based on the probability-weighted discounted cash flows associated with either event.
Covenants and Restrictions
Our long-term debt is subject to a series of covenants and restrictions customary for transactions of this type, including maintenance of a debt service coverage ratio ("DSCR"). In general, the DSCR ratio is net cash flow for the four quarters preceding the calculation date divided by the total debt service payments of the preceding four quarters. The complete definitions of the DSCR and all calculation elements are contained in the indenture, and subsequent amendments thereto, under which the Class A-2 Notes were issued.
Failure to maintain a prescribed DSCR can trigger the following events:
•DSCR less than 1.75x - Cash Flow Sweeping Event
•DSCR less than 1.20x - Rapid Amortization Event
•Interest-only DSCR less than 1.20x - Manager Termination Event
•Interest-only DSCR less than 1.10x - Default Event

Our DSCR for the reporting period ended September 30, 2023 was approximately 3.7x.
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
As of September 30, 2023, the outstanding balance of the Credit Facility was $100 million. The amount of $3.4 million was pledged against the Credit Facility for outstanding letters of credit, leaving $221.6 million of the Credit Facility available for borrowing at September 30, 2023. It is anticipated that any principal and interest on the Credit Facility outstanding will be repaid in full on or prior to the quarterly payment date in June 2027, subject to two additional one-year extensions at the option of the Company upon the satisfaction of certain conditions. The letters of credit are used primarily to satisfy insurance-related collateral requirements. The weighted average interest rate on Credit Facility borrowings for the period outstanding during the nine months ended September 30, 2023 was 7.60%.
Capital Allocation
Dividends
Dividends declared and paid per share for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Dividends declared per common share	$0.51	$0.51	$1.53	$1.48
Dividends paid per common share	$1.02	$1.02	$2.04	$1.88
During the nine months ended September 30, 2023 and 2022, the Company paid dividends of $31.7 million and $30.8 million, respectively.
On September 7, 2023, the Board of Directors declared a third quarter 2023 cash dividend of $0.51 per share of common stock, paid on September 29, 2023 to the stockholders of record as of the close of business on September 19, 2023.
Stock Repurchases
On February 17, 2022, the Company's Board of Directors authorized a new share repurchase program, effective April 1, 2022, of up to $250 million (the “2022 Repurchase Program”). In connection with the approval of the 2022 Repurchase Program, the 2019 Share Repurchase Program terminated effective April 1, 2022.
During the nine months ended September 30, 2023, the Company repurchased 318,356 shares of common stock at a cost of $20.0 million. Cumulatively, the Company repurchased 1,467,945 shares at a cost of $98.7 million under the 2022 Repurchase Program.
From time to time, we also repurchase shares owned and tendered by employees to satisfy tax withholding obligations on the vesting of restricted stock awards. Shares are deemed purchased at the closing price of our common stock on the vesting date. See Part II, Item 2 for detail on this stock repurchase activity during the nine months ended September 30, 2023.

Cash Flows
In summary, our cash flows for the nine months ended September 30, 2023 and September 30, 2022 were as follows:

	Nine Months Ended September 30,
	2023	2022	Variance
	(In millions)
Net cash provided by operating activities	$79.3	$63.5	$15.8
Net cash used in investing activities	(26.6)	(3.4)	(23.2)
Net cash used in financing activities	(218.0)	(61.2)	(156.8)
Net decrease in cash, cash equivalents and restricted cash	$(165.3)	$(1.1)	$(164.2)
Operating Activities
Cash provided by operating activities is primarily driven by revenues earned and collected from our franchisees, and profit from our rental operations, financing operations and our company-owned restaurants. Cash provided by operating activities increased $15.8 million during the nine months ended September 30, 2023 compared to the same period of the prior year. This increase was primarily attributable to a decrease in payment for incentive compensation for the 2022 fiscal year paid in 2023, tenant improvement reimbursements received, financing activities prepaid in 2022, and the increase in gross segment profit as discussed in the preceding sections of this MD&A, offset by an increase in advertising and marketing spend primarily due to the utilization of carryover advertising fund balances from prior periods.
Investing Activities
Investing activities used net cash of $26.6 million for the nine months ended September 30, 2023 compared to investing activities provided net cash of $3.4 million for the nine months ended September 30, 2022, an unfavorable change of $23.2 million. Capital expenditures of $32 million was partially offset by principal receipts from notes, equipment contracts and other long-term receivables of $6.7 million.
Financing Activities
Financing activities used net cash of $218.0 million for the nine months ended September 30, 2023. The net increase in cash used by financing activities was primarily due to the repayment and issuance of long-term debt of $159.7 million during the nine months ended September 30, 2023. This was partially offset by a decrease of repurchase of common stock of $93.8 million.
Cash and Cash Equivalents
Our total cash balances, net of revolving credit facility borrowings, as of September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023	December 31, 2022
	(In millions)
Cash and cash equivalents	$98.2	$269.7
Restricted cash, current	41.9	38.9
Restricted cash, non-current	19.5	16.4
Total	$159.6	$325.0
Less: Revolving credit facility borrowing	(100.0)	(100.0)
Total cash, restricted cash and cash equivalents, net	$59.6	$225.0
Cash and cash equivalents include $67.5 million and $96.6 million of cash held for gift card programs and advertising funds as of September 30, 2023 and December 31, 2022, respectively. The decrease in cash and cash equivalents between September 30, 2023 and December 31, 2022 was primarily due to repayment of long-term debt, additions to property and equipment, payments to repurchase common stock, dividend payments and other payments including employee bonuses and advertising.
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

	Nine Months Ended September 30,
	2023	2022	Variance
	(In millions)
Cash flows provided by operating activities	$79.3	$63.5	$15.8
Principal receipts from notes and equipment contracts	6.7	8.4	(1.7)
Net additions to property and equipment	(32.0)	(19.5)	(12.5)
Adjusted free cash flow	$54.0	$52.4	$1.6
Adjusted free cash flow for the nine months ended September 30, 2023 improved compared to the same period of the prior year due to the increase in cash flows provided by operating activities, partially offset by the increase in capital expenditures and a decrease in receipts from notes and equipment contracts receivable.
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
A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2022. During the nine months ended September 30, 2023, there were no significant changes in our critical accounting policies or in our critical accounting estimates.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Company
Period	Total number of shares purchased to satisfy tax withholding obligations (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Approximate dollar value of shares that may yet be purchased under the plans or programs (b)
July 3, 2023 - July 30, 2023	949	$57.92	34,553	$155,266,000
July 31, 2023 - August 27, 2023	1,742	58.24	34,237	$153,266,000
August 28, 2023 - October 1, 2023	854	53.94	37,074	$151,266,000
	3,545	$56.65	105,864	$151,266,000
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

Item 4.  Mine Safety Disclosures.
Not Applicable.

Item 5.  Other Information.
Securities Trading Plans of Directors and Executive Officers

During the fiscal quarter ended September 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a Rule 10b5-1 trading plan or a non-Rule 10b5-1 trading arrangement for our securities (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits.

3.1	Amended and Restated Bylaws of Dine Brands Global, Inc., effective as of September 6, 2023 (Exhibit 3.1 to Registrant’s Form 8-K filed September 8, 2023 is incorporated herein by reference).
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Schema Document.***
101.CAL	Inline XBRL Calculation Linkbase Document.***
101.DEF	Inline XBRL Definition Linkbase Document.***
101.LAB	Inline XBRL Label Linkbase Document.***
101.PRE	Inline XBRL Presentation Linkbase Document.***
104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Dine Brands Global, Inc. (Registrant)

Dated:	1st day of November, 2023	By:	/s/ John W. Peyton
John W. Peyton Chief Executive Officer (Principal Executive Officer)

Dated:	1st day of November, 2023	By:	/s/ Vance Y. Chang
Vance Y. Chang Chief Financial Officer (Principal Financial Officer)

Dated:	1st day of November, 2023	By:	/s/ Allison Hall
Allison Hall Chief Accounting Officer (Principal Accounting Officer)