Form 10-K
period 2023-12-31
Dine Brands Global, Inc.
filed 2024-02-28
CIK 49754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 001-15283
Dine Brands Global, Inc.
(Exact name of registrant as specified in its charter)

Delaware	95-3038279
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
10 West Walnut Street, 5th Floor, Pasadena, California 91103	(818) 240-6055
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	DIN	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2023 was $0.9 billion.
As of February 22, 2024, the Registrant had 15,252,945 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on Tuesday, May 14, 2024 are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be part of this report.

DINE BRANDS GLOBAL, INC. AND SUBSIDIARIES
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2023

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

These statements involve known and unknown risks, uncertainties, and other factors, which may cause actual results to be materially different from those expressed or implied in such statements. These factors include, but are not limited to: general economic conditions, including the impact of inflation, particularly as it may impact our franchisees directly; our level of indebtedness; compliance with the terms of our securitized debt; our ability to refinance our current indebtedness or obtain additional financing; our dependence on information technology; potential cyber incidents; the implementation of restaurant development plans; our dependence on our franchisees; the concentration of our Applebee’s franchised restaurants in a limited number of franchisees; the financial health of our franchisees, including any insolvency or bankruptcy; credit risks from our IHOP franchisees operating under our previous IHOP business model in which we built and equipped IHOP restaurants and then franchised them to franchisees; insufficient insurance coverage to cover potential risks associated with the ownership and operation of restaurants; our franchisees’ and other licensees’ compliance with our quality standards and trademark usage; general risks associated with the restaurant industry; potential harm to our brands’ reputation; risks of food-borne illness or food tampering; possible future impairment charges; trading volatility and fluctuations in the price of our stock; our ability to achieve the financial guidance we provide to investors; successful implementation of our business strategy; the availability of suitable locations for new restaurants; shortages or interruptions in the supply or delivery of products from third parties or availability of utilities; the management and forecasting of appropriate inventory levels; development and implementation of innovative marketing and use of social media; changing health or dietary preference of consumers; risks associated with doing business in international markets; the results of litigation and other legal proceedings; third-party claims with respect to intellectual property assets; delivery initiatives and use of third-party delivery vendors; our allocation of human capital and our ability to attract and retain management and other key employees; compliance with federal, state and local governmental regulations; risks associated with our self-insurance; natural disasters, pandemics, epidemics, or other serious incidents; our success with development initiatives outside of our core business; the adequacy of our internal controls over financial reporting and future changes in accounting standards; and other factors discussed from time to time in the “Risk Factors” section of this Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and in the Corporation's other filings with the Securities and Exchange Commission, many of which are beyond our control.

Fiscal Year-End

We have a 52/53 week fiscal year ending on the Sunday nearest to December 31 of each year. For convenience, in this Annual Report on Form 10-K, we refer to all fiscal years as ending on December 31 and all interim fiscal quarters as ending on March 31, June 30 and September 30 of the respective fiscal year. There were 52 calendar weeks in our 2023, 2022 and 2021 fiscal years that ended December 31, 2023, January 1, 2023, and January 2, 2022, respectively.

PART I

Item 1.    Business
Dine Brands Global, Inc.®, together with its subsidiaries (referred to as the “Company,” “Dine Brands Global,” “we,” “our” and “us”), owns and franchises the Applebee’s Neighborhood Grill + Bar® (“Applebee’s”) concept in the American full-serve restaurant segment within the casual dining category of the restaurant industry, the International House of Pancakes® (“IHOP”) concept in the midscale full-service restaurant segment within the family dining category of the restaurant industry, and the Fuzzy’s Taco Shop® (“Fuzzy’s”) concept in the Mexican limited-service restaurant segment within the fast-casual dining category of the restaurant industry acquired in December 2022. References herein to Applebee’s®, IHOP® and Fuzzy’s® restaurants are to these three restaurant concepts, whether operated by franchisees, area licensees and their sub-licensees or by us. As of December 31, 2023, all of our 3,588 restaurants, except for one, were franchised. We believe this highly franchised business model requires less capital investment and general and administrative overhead, generates higher gross profit margins and reduces the volatility of adjusted free cash flow performance, as compared to a business model based on owning a significant number of company-operated restaurants.
We generated revenue during the year ended December 31, 2023 from four reporting segments, comprised as follows:
•Franchise operations - consist of Applebee’s, IHOP and Fuzzy's. Royalties, advertising fees and other income from 1,642 Applebee’s franchised restaurants, 1,814 IHOP franchised and area licensed restaurants, and 131 Fuzzy's franchised restaurants;
•Rental operations - primarily rental income derived from lease or sublease agreements covering 571 IHOP franchised restaurants and two Applebee’s franchised restaurants;
•Financing operations - primarily interest income from approximately $20 million of receivables for equipment leases and franchise fee notes generally associated with IHOP franchised restaurants developed before 2003 and approximately $14 million of notes receivable from franchisees; and
•Company restaurant operations - primarily retail sales from three Fuzzy's restaurants that were acquired in December 2022, of which two were subsequently refranchised in the second quarter of 2023.
Most of our revenue is derived from domestic sources within these four reporting segments, with approximately 83% of our total revenues for the year ended December 31, 2023 being generated from our two largest franchise operating segments, Applebee's and IHOP. Internationally, our restaurants are in 18 countries and two United States territories at December 31, 2023. Revenue derived from all international operations comprised less than 3% of total consolidated revenue for the year ended December 31, 2023. At December 31, 2023, there were no long-lived assets located outside of the United States.
Our Goal
Our goal is to accelerate profitable growth and create significant value for stockholders and franchisees.
Our Strategic Priorities
Our fundamental approach to restaurant brand building centers on innovation and evolution of our existing brands as well as exploring investments in or acquisitions of new concepts. We intend to leverage our significant scale and our franchise business model to drive robust margins and cash flows. We are actively supporting our brands with focused teams that are accountable at the brand level to drive strong performance. Together with our franchisees, significant investments have been made and will continue to be made in marketing across traditional and digital channels to drive traffic to our restaurants. We are investing in technology to create more ways for customers to access our brands and in growth platforms such as online ordering, off-premise business and delivery. We work alongside our franchisees to develop new restaurants across the globe. We will focus on capital allocation strategies to maximize long-term stockholder return, including cash dividends and repurchases of our common stock taking into consideration market conditions. Furthermore, we will continue to evaluate the addition of new brands to our restaurant portfolio through acquisitions and other strategic investments.
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
As of December 31, 2023, Applebee's restaurants are 100% franchisee owned and operated with 53 franchise groups (32 domestic and 21 international) operating 1,642 Applebee’s franchise restaurants (1,536 domestic and 106 international). As of December 31, 2023, Applebee's restaurants were located in 49 states within the United States, two United States territories and 12 countries outside of the United States. The June 2023 issue of Nation's Restaurant News reported that Applebee's was the largest restaurant system in the American full-service restaurant segment, in terms of United States system-wide sales during 2022.
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
IHOP restaurants are open throughout the day and evening hours. As of December 31, 2023, approximately 621 IHOP restaurants operated 24 hours a day, seven days a week, with approximately 200 additional restaurants operating 24 hours a day for some portion of the week. In comparison, approximately 545 IHOP restaurants operated 24 hours a day, seven days a week, with 178 additional restaurants operating 24 hours a day for some portion of the week as of December 31, 2022.
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
As of December 31, 2023, 263 franchise groups (235 domestic, 28 international) operated 1,814 IHOP franchise and area license restaurants. These restaurants were in all 50 states within the United States, in the District of Columbia, in two United

States territories and in 13 countries outside of the United States. The June 2023 issue of Nation's Restaurant News reported that IHOP was the largest restaurant system in the midscale full-service restaurant segment in terms of United States system-wide sales during 2022.
Fuzzy's Taco Shop
After our acquisition in December 2022, we began franchising and operating restaurants in the Mexican limited-service restaurant segment within the fast-casual dining category of the restaurant industry under the name Fuzzy’s Taco Shop. Fuzzy's restaurants feature a number of menu items including Baja-style Mexican food like Baja tacos, chips and queso, guacamole and salsa made in house, and a full bar including margaritas, our "Beeritas" and a selection of cold draft beer, all served in a laid back and inviting setting. Fuzzy’s offers its guest the flexibility of an online ordering platform and loyalty program. As of December 31, 2023, 44 franchise groups operated 131 restaurants in 18 states within the United States and we had one company-owned restaurant in Texas.
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
Franchise Agreements and Fees
Franchise arrangements for Applebee's restaurants typically consist of a development agreement and a separate franchise agreement for each restaurant. Development agreements may or may not grant to the franchisee the exclusive right to develop Applebee's restaurants within a designated geographical area over a specified period of time. The term of a domestic development agreement ranges from one to 20 years. The development agreements typically provide for initial development periods of one to five years as agreed upon by us and the franchisee. At or shortly prior to the completion of the initial development schedule or any subsequent supplemental development schedule, we and the franchisee may execute supplemental development schedules providing for the development of additional Applebee's restaurants in the franchisee's exclusive territory.
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
Prior to the opening of each new Fuzzy’s restaurant, we will enter into a separate franchise agreement with the franchisee for that restaurant. Our current standard franchise offering provides for an initial term of 10 years and provides, subject to certain conditions, the ability to renew for two additional 10-year terms, upon payment of a renewal fee. Our current standard franchise fees are an initial franchise fee of $40,000 per restaurant, a royalty fee of 5% of weekly gross sales, and a renewal fee of $5,000 per renewal term. We also earn revenue from franchisees from sale of our proprietary sauces.
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
Advertising Fees
The Applebee's franchise agreements generally require domestic franchisees of Applebee's restaurants to (i) contribute 3.25% of their gross sales to a national advertising fund, which funds the development of national promotions, television and radio commercials, print advertising materials and digital marketing and (ii) spend at least 0.5% of their gross sales on local marketing and promotional activities. Under the current Applebee's franchise agreements, we have the ability to increase the amount of the required combined contribution to the national advertising fund and the amount required to be spent on local marketing and promotional activities to a maximum of 5% of gross sales. A substantial majority of domestic Applebee’s franchisees have either entered into an amendment to their franchise agreements to increase their contribution to the Applebee's national advertising fund (the “Applebee’s NAF”) or entered into new franchise agreements in connection with renewals setting forth the current advertising contribution requirements. A substantial majority of franchisees who entered into amendments agreed to an incremental temporary increase in the national advertising contribution rate to 4.25% through December 31, 2024, with no requirement that franchisees spend on local marketing during that time.
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
Advertising may be disseminated in various media, including television, radio, print, point of sale, www.ihop.com, mobile app, outdoor banners, and billboards, online, digital, social media and other emerging media on a national, regional or local level, though most advertising is national.

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
IHOP Area License Agreements
We have entered into four long-term area license agreements for IHOP restaurants covering the state of Florida and certain counties in the state of Georgia, the province of British Columbia, Canada, the country of Pakistan and certain countries or islands in the Caribbean, including Aruba, Bonaire and Curacao, Bahamas, Barbados, Guyana, Jamaica, St. Lucia, St. Maarten and Trinidad & Tobago. The area license agreements provide the licensees with the right to develop and franchise new IHOP restaurants in their respective territories and provide for royalties ranging from 1.0% to 5.5% of gross sales and advertising fees ranging from 0.25% to approximately 2.0% of gross sales. During 2014, the advertising fee contribution provisions of the Florida area license agreement were amended for the period through December 31, 2017 on substantially similar terms as the franchise agreement amendment described above and such amendments were subsequently extended through 2027. We also derive revenues from the sale of proprietary products to these area licensees and, in certain instances, to their sub-franchisees. Revenues from our area licensees are included in franchise operations revenues.
As of December 31, 2023, the area licensee for the state of Florida and certain counties in Georgia operated or sub-franchised a total of 149 IHOP restaurants. The area licensee for the province of British Columbia, Canada operated or sub-franchised a total of eight IHOP restaurants. The area licensee for the country of Pakistan opened its first franchise IHOP restaurant in 2020 and may begin to sub-license restaurants once a required number of franchise restaurants have been opened. The area licensee for the Caribbean also may begin to sub-license restaurants once a required number of franchise restaurants have been opened. The area license for British Columbia expires in 2026; the area license for Pakistan expires in 2047; the area license for the Caribbean expires after the year 2042, with the date of expiration changing depending on the number of qualified restaurant openings and closures by such licensee; and the area license for Florida and Georgia expires after the year 2100, with the date of expiration changing depending on the number of qualified restaurant openings and closures by such licensee.
Other Franchise-related Revenues and Fees
Approximately 90% of franchise segment revenue for the year ended December 31, 2023 consisted of Applebee's, IHOP and Fuzzy's royalties and advertising revenue. Most of the remaining 10% consisted of sales of proprietary products (primarily IHOP pancake and waffle dry mix), initial franchise and renewal fees, and software maintenance and support fees.
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
As of December 31, 2023, we had signed commitments from IHOP franchisees to build 286 IHOP restaurants over the next seven years, comprised of 14 restaurants under single restaurant or non-traditional development agreements, 117 restaurants under domestic multi-restaurant development agreements and 155 restaurants under international development agreements. We also have signed option agreements to build an additional 14 restaurants over the next five years, primarily under domestic multi-restaurant development agreements. As of December 31, 2023, we had signed commitments from Applebee's franchisees to build six domestic restaurants and approximately eight international restaurants over the next five years. As of December 31, 2023, we had signed commitments from Fuzzy's franchisees to build 144 Fuzzy's Taco Shop restaurants over the next 12 years. Developers’ level of compliance with development obligations varies per year and could change; therefore, the number of signed commitment and/or development agreements in place at any given time may not be a reliable indicator of future restaurant openings.
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
Composition of Franchise Systems
As of December 31, 2023, 32 Applebee’s franchisees owned a total of 1,536 domestic Applebee's restaurants. The number of domestic restaurants held by a single franchisee ranged from one restaurant to 439 restaurants. As of December 31, 2023, 21 franchisees owned a total of 106 international Applebee's restaurants. The number of international restaurants held by a single franchisee ranged from one restaurant to 15 restaurants. Our five largest Applebee’s franchisees owned 55% of the total 1,642 Applebee's franchise restaurants.
As of December 31, 2023, 235 franchisees owned a total of 1,696 domestic IHOP restaurants, including 82 franchisees that each owned one restaurant. The largest single IHOP franchisee owned 272 domestic restaurants. As of December 31, 2023, 28 franchisees owned a total of 118 international IHOP franchise restaurants. The number of international restaurants held by a single franchisee ranged from one restaurant to 18 restaurants. Our five largest IHOP franchisees owned 29% of the total 1,814 IHOP franchise restaurants.
As of December 31, 2023, 44 franchisees owned a total of 131 domestic Fuzzy's Taco Shop restaurants. The largest single Fuzzy's franchisee owned 11 domestic restaurants. Our five largest Fuzzy's franchisees owned 33% of the total 131 Fuzzy's franchise restaurants.
Company-Operated Restaurants
In December 2018, we acquired 69 Applebee's restaurants in North Carolina and South Carolina from a former Applebee's franchisee. In October 2022, we completed the refranchising and sale of the restaurant assets of these 69 Applebee’s company-operated restaurants to a different franchisee. In December 2022, we acquired three company-operated Fuzzy's Taco Shop restaurants in Texas in connection with our acquisition of Fuzzy's, of which two were subsequently refranchised in the second quarter of 2023. We assess and monitor opportunities to refranchise company operated restaurants under favorable circumstances. Our business strategy includes the possible addition of new brands to our restaurant portfolio, which may result in our acquiring additional company-operated restaurants.
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

Supply Chain
In February 2009, Centralized Supply Chain Services, LLC (“CSCS” or the “Co-op”), an independent cooperative entity, was formed by us and franchisees of Applebee's and IHOP domestic restaurants. CSCS has been appointed as the sole authorized purchasing organization and purchasing agent for goods, equipment and distribution services for Applebee's and IHOP restaurants in the United States. As of December 31, 2023, 100% of Applebee's domestic franchise restaurants and 100% of IHOP domestic franchise restaurants were members of CSCS.
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
Applebee's competes in the casual dining category against national and multi-state restaurant chains such as Buffalo Wild Wings, Olive Garden, Chili's Grill & Bar, Texas Roadhouse and Outback Steakhouse, among others, as well as fast-casual and quick service restaurant chains. In addition, there are many independent restaurants across the country in the casual dining segment. Applebee's is in the American full-service restaurant segment in the restaurant industry. The June 2023 issue of Nation's Restaurant News reported that Applebee's was the largest restaurant system in the American full-service restaurant segment, in terms of United States system-wide sales during 2022.
IHOP competes in the family dining category against national and multi-state restaurant chains such as Denny's, Cracker Barrel Old Country Store, Golden Corral, Waffle House and Bob Evans Restaurants. IHOP also faces competition from fast-casual and quick service restaurant chains that serve breakfast. In addition, there are many independent restaurants and diners across the country in the family dining segment. IHOP is in the midscale full-service restaurant segment in the restaurant industry. The June 2023 issue of Nation's Restaurant News reported that IHOP was the largest restaurant system in the midscale full-service restaurant segment, in terms of United States system-wide sales during 2022.
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
Protection of financial and personal information is a high priority for us, led by our Cybersecurity Department with a committee representing key functional areas. We continue to focus on enhancing our cybersecurity capabilities, educating our team members on cybersecurity importance, and managing our cyber risks. In addition, we participate in annual audits of our financial and human resources systems to verify that measures are in place to protect our employees' personal information. We accept credit cards, third party gift cards, and branded gift cards as payment in our restaurants. We submit our systems to regular audit and review, as required by the Payment Card Industry Data Security Standard (“PCI DSS”), including periodic scanning of our networks to check for vulnerability. To further secure customers' payment data, we worked with our franchisees to deploy and implement encryption and tokenization technologies, ensuring credit card data is not stored in our franchisees' and our restaurants systems. This includes installation of equipment to improve authentication and to prevent fraud using EMV (Europay, Mastercard, Visa) technology. We and our franchisees are required and responsible for maintaining compliance, with PCI DSS, and we regularly communicate and encourage our franchisees to maintain compliance and to manage risk. For further information regarding Information Technology, see Item 1A - Risk Factors, and for information regarding Cybersecurity, see Item 1C - Cybersecurity.
Seasonality
We do not consider our operations to be seasonal to a material degree. We may experience a slight increase in system-wide sales in the first quarter of our fiscal year due to redemptions of gift cards sold during the preceding December holiday season. In terms of average sales over the five-year time period covering 2018 to 2023, excluding the year 2020, 25% of our annual system-wide sales (retail sales reported to us by our franchisees plus sales at our company-operated restaurants) occurred in the first, third and fourth quarters of the fiscal year, with 26% occurring in the second quarter (Note: does not add to 100% due to rounding). The 2020 time period was excluded in the five-year average above due to distortions caused by COVID-19 pandemic in that year. Sales at restaurants owned by franchisees are not attributable to the Company.
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
Various federal and state labor laws govern our relationship with employees and our franchisees' relationship with their own employees. These include such matters as minimum wage requirements, overtime, tip credits and other working requirements and conditions. Significant additional government-imposed increases in minimum wages, paid leaves of absence, mandated health benefits, changes to the tip credit or increased tax reporting and tax payment requirements with respect to employees who receive gratuities could be detrimental to the economic viability of company-operated restaurants and our franchisees' restaurants. In 2022, we refranchised all 69 company-operated Applebee’s in North and South Carolina but subsequently acquired three company-operated Fuzzy’s Taco Shops in Texas in connection with our acquisition of Fuzzy's in December 2022, of which two were subsequently refranchised in the second quarter of 2023.
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
As of December 31, 2023, we had 596 employees, the majority of whom were corporate employees at our restaurant support centers or in the field. Of our corporate employees, 59% are male and 41% are female, while 56% are white and 44% are people of color. Approximately 84% of our corporate employees are salaried, with 16% paid hourly.
At our company-owned restaurant, we employ both full-time and part-time restaurant employees in order to provide the flexibility necessary during peak periods of restaurant operations and meet the individual needs of our employees. Our employees are not presently represented by any collective bargaining agreements and we have not experienced any significant work stoppages. We believe our relations with employees are good. Our franchisees are not our employees as independent business owners and their employees also are not our employees. Therefore, franchisees and their employees are not included in our employee count.
Corporate Information
We were incorporated under the laws of the State of Delaware in 1976 with the name IHOP Corp. In November 2007, we completed the acquisition of Applebee’s. Effective June 2, 2008, we changed our name to DineEquity, Inc. and on February 20, 2018, we changed our name to Dine Brands Global, Inc. In December 2022, we completed the acquisition of Fuzzy's. Our principal executive offices are located at 10 West Walnut Street, 5th Floor, Pasadena, California 91103 and our telephone number is (818) 240-6055. Our Internet address is www.dinebrands.com. Our common stock is listed on the New York Stock Exchange (“NYSE”) and trades under the ticker symbol “DIN.”
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

Item 1A.    Risk Factors.
The occurrence of any of the events discussed in the following risk factors may materially adversely affect our business, financial condition and results of operations, which may materially adversely affect the value of our common stock. It is not possible to identify or predict all risk factors. There may be risks and uncertainties that are not currently known or that are currently deemed by us to be immaterial. These other risks and uncertainties may also impact our business, financial condition and results of operations. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, before deciding to invest in our common stock.
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
Our franchisees' failure to address cost pressures, including rising costs for commodities, labor, health care and utilities could adversely affect our franchisees and our revenues and results of operations. The success of our franchisees (and our success with company-owned restaurants) depend significantly on the ability to anticipate and react to changes in the price and availability of food, ingredients, labor, health care, utilities, fuel and other related costs. Our franchisees have experienced and continue to experience inflationary conditions with respect to most or all of these costs during fiscal 2023.
Increases in minimum wage, health care and other benefit costs may have a material adverse effect on our and our franchisees' labor costs. We and our franchisees operate in many states and localities where the minimum wage is significantly higher than the federal minimum wage. The market for labor in the United States is competitive and has resulted in pressure on wages and may continue to do so in the future. Increases in minimum wage and market pressure may also result in increases in the wage rates paid for non-minimum wage positions. Many states and localities are also passing laws regulating employment practices and working conditions which could have a material adverse effect on our and our franchisees’labor costs in those areas.
Our restaurants’ and our franchisees’ restaurants operating margins are also affected by fluctuations in the price of utilities such as electricity and natural gas, whether as a result of inflation or otherwise, on which the restaurants depend for their energy supply. In addition, interruptions to the availability of gas, electric, water or other utilities, whether due to aging infrastructure, weather conditions, fire, animal damage, trees, digging accidents, geopolitical impacts or other reasons largely out of our control, may adversely affect our operations. Our and our franchisees' inability to anticipate and respond effectively to an adverse change in any of these factors could have a significant adverse effect on our sales and results of operations.
Our level of indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under our debt. As of December 31, 2023, certain of our indirect, wholly-owned subsidiaries had approximately $1.2 billion of long-term debt. In addition, we had approximately $0.4 billion in operating lease, finance lease and other financing obligations as of December 31, 2023. We may incur substantial additional indebtedness in the future. If new debt is added to our current debt levels, the related risks that we now face could increase. Our level of indebtedness and the financial and other restrictive covenants in our indebtedness could have important consequences to our financial health. For example, it could:
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
During the six-year term following issuance, the outstanding fixed-rate 2023 Class A-2 senior notes will accrue interest at a rate of 7.824% per year. During the seven-year term following issuance, the outstanding fixed-rate 2019 Class A-2-II senior notes will accrue interest at a rate of 4.723% per year. It is anticipated that the 2023 Class A-2 Notes will be repaid or refinanced prior to June 2029 and the Class A-2-II Notes will be repaid or refinanced prior to June 2026. If these notes are not repaid or refinanced prior to these anticipated dates, under certain circumstances additional interest will accrue on these notes. Additionally, the fixed-rate 2023 Class A-2 and 2019 Class A-2-II senior notes have scheduled quarterly principal amortization payments of $1.25 million and $1.5 million, respectively. If we maintain a leverage ratio of less than or equal to 5.25x total debt to adjusted EBITDA, we may elect to not make the scheduled principal payments. From time to time, our leverage ratio has exceeded the 5.25x total debt to adjusted EBITDA ratio and we have made the required scheduled principal payments. If we are unable to refinance or repay amounts under the securitized debt prior to the expiration of the applicable six- or seven-year term, our cash flow would be directed to the repayment of the securitized debt and, other than a weekly management fee sufficient to cover minimal selling, general and administrative expenses, would not be available for operating our business.
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
The occurrence of cyber incidents, or a deficiency in our cybersecurity, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our employee and business relationships, all of which could subject us to loss and harm our brands. Any adverse event that threatens the confidentiality, integrity, or availability of our information resources is considered to be a cyber incident. More specifically, a cyber incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupt data, or steal confidential information about our customers, franchisees, vendors and employees. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those that we have outsourced. In addition, the rapid evolution and increased adoption of artificial intelligence technologies may intensify our cybersecurity risks. Primary adverse events that could directly result from the occurrence of a cyber incident include: (i) exposure of confidential data about our customers, franchisees, vendors and employees; (ii) damage to the reputation of our brands; (iii) damage to our relationship with our franchisees; (iv) interruption of our business; and (v) an event of default under our securitized debt agreements if a cybersecurity breach impacts our ability to comply with the terms of securitized debt agreements. We, our franchisees, third-party vendors and others with whom we may do business or interact with may have inadequate cyber liability insurance or coverage terms may be restrictive or insufficient to cover potential losses and remediation costs associated with a cyber incident.
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
Our use of personal information is regulated by international, federal and state laws, as well as by certain third-party agreements. If our security and information systems are compromised or if our employees or franchisees fail to comply with these laws and regulations, and this information is obtained by unauthorized persons or used inappropriately, it could adversely affect our reputation and could disrupt our operations and result in costly litigation, judgments, or penalties resulting from violation of federal and state laws and payment card industry regulations. As privacy and information security laws and regulations change, we may incur additional costs to ensure that we remain in compliance with those laws and regulations. For example, we are subject to the California Consumer Privacy Act and California Privacy Rights Act, which require various processes and protections to be implemented. For further information regarding cybersecurity, see Item 1C - Cybersecurity.
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
 We and our franchisees are subject to complaints or litigation from guests alleging illness, injury or other food quality, food safety, health or operational concerns as well as claims related to social issues (e.g., allegations of discrimination), the Americans with Disabilities Act and other premises liability. We, through the operation of our company-owned restaurants, and our franchisees, through the operation of franchised restaurants, are also subject to "dram shop" laws in some states pursuant to which we and our franchisees may be subject to liability in connection with personal injuries or property damages incurred in connection with wrongfully serving alcoholic beverages to an intoxicated person.
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
Third-party claims with respect to intellectual property assets, if decided against us, may result in competing uses or require adoption of new, non-infringing intellectual property, which may in turn adversely affect sales and revenues. We regard our service marks and trademarks related to our restaurant businesses as having significant value and being important to our marketing efforts. To protect our brands from infringement, we rely on contracts, copyrights, patents, trademarks, service marks and other common law rights, such as trade secret and unfair competition laws. We have registered certain trademarks and service marks in the United States and international jurisdictions; however, effective intellectual property protection may not be available in every country in which we have or intend to open or franchise a restaurant. Although we believe we have taken appropriate measures to protect our intellectual property, there can be no assurance that these protections will be adequate. Our failure to obtain or adequately protect our intellectual property rights (including in response to developments in artificial intelligence technologies), may diminish our competitiveness and could materially harm our business and financial condition.
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
Our failure or the failure of our franchisees to comply with federal, state and local governmental regulations may subject us to losses and harm our brands. We and our franchisees are subject to a variety of laws enacted, or rules and regulations promulgated by federal, state and local governmental authorities that govern our operations. We are subject to the Fair Labor Standards Act (which governs such matters as minimum wage, overtime, collective bargaining and other working conditions), along with the Americans with Disabilities Act (which provides civil rights protections to individuals with disabilities in the context of employment, public accommodations, and other areas), the Immigration Reform and Control Act of 1986, various family leave mandates and various other laws, rules, and regulations promulgated by federal, state and local governmental authorities that govern these and other employment matters, including tip credits, working conditions, safety standards, collective bargaining and immigration status. There have been several complaints alleging franchisors to be joint employers with franchisees. Although we do not consider ourselves to be joint employers with our franchisees, there can be no assurance that other franchisors will not receive similar complaints in the future which may result in legal proceedings based on the actions of franchisees. Increases in payroll expenses as a result of any federal, state, and local mandated increases in the minimum wage or changes to the tip credit may negatively impact our and our franchisees’ profitability. Enactment and enforcement of various federal, state and local laws, rules and regulations on immigration, collective bargaining and labor organizations as well as rules and regulations relating to employment practices may adversely impact the availability and costs of labor in a particular area or across the United States. Other labor shortages, unionization or increased team member turnover could also impact labor costs. In addition, our vendors may be affected by higher minimum wage standards or availability of labor, which may increase the price of goods and services they supply to us. The Patient Protection and Affordable Care Act has impacted our franchisees’ employee costs in some respects. There are no assurances that a combination of cost management and price increases can accommodate all of the costs associated with compliance.
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
The increase in volatile and adverse weather conditions as a result of climate change could adversely affect our restaurant sales or results of operations. There is growing concern that climate change and global warming have caused and may continue to cause more severe, volatile weather or extended droughts, which could increase the frequency and duration of weather impacts on our operations. Adverse weather conditions have in the past and may again impact guest traffic at our restaurants and, in more severe cases such as hurricanes, tornadoes, wildfires or other natural disasters, cause temporary restaurant closures, all of which negatively impact our restaurant sales. In addition, our supply chain is subject to increased costs caused by the effects of climate change, diminishing energy and water resources. We may be forced to source ingredients from new geographic regions, which could impact quality and taste, and increase our costs. These factors are beyond our control and, in many instances, unpredictable. Climate change and government regulation relating to climate change also could result in construction delays for new restaurants and interruptions to the availability or increases in the cost of utilities.
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
Declines in our financial performance have resulted in and could result in future impairment charges. United States generally accepted accounting principles (“U.S. GAAP”) require annual (or more frequently if events or changes in circumstances warrant) impairment tests of goodwill, intangible assets and other long-lived assets. Generally speaking, if the carrying value of the asset is in excess of the estimated fair value of the asset, the carrying value will be adjusted to fair value through an impairment charge. Fair values of goodwill and intangible assets are primarily estimated using discounted cash flows based on five-year forecasts of financial results that incorporate assumptions including, among other things, same-restaurant sales trends, future development plans, brand-enhancing initiatives, restaurant closures and an appropriate discount rate. Fair values of long-lived tangible assets are primarily estimated using discounted cash flows over the estimated useful lives of the assets. Significant underachievement of forecasted results or changes in the discount rate assumption could reduce the estimated fair value of these assets below the carrying value, requiring non-cash impairment charges to reduce the carrying value of the asset. In 2020, we recognized several significant impairment charges and could incur similar charges in the future. As of December 31, 2023, our total stockholders' deficit was $251.0 million. Any significant impairment write-down of goodwill, intangible assets or long-lived assets in the future could increase the stockholders' deficit. Repurchases of our common stock will also increase the stockholders' deficit. While such a deficit balance does not create an event of default in any of our contractual agreements, the negative perception of such a deficit could have an adverse effect on our stock price and could impair our ability to obtain new financing, or refinance existing indebtedness on commercially reasonable terms or at all.
Failure to meet investor and stakeholder expectations regarding environmental, social and corporate governance (“ESG”) matters may damage our reputation. There is an increasing focus from certain investors, customers, consumers, employees and other stakeholders concerning ESG matters. Additionally, public interest and legislative pressure related to public companies’ ESG practices continue to grow. If our ESG practices fail to meet investor, customer, consumer, employee or other stakeholders’ evolving expectations and standards for responsible corporate citizenship in areas including environmental stewardship (such as greenhouse gas emissions) and animal health and welfare, Board of Directors and employee diversity, human capital management, corporate governance and transparency, our reputation, brand, appeal to investors and employee retention may be negatively impacted, which could have a material adverse effect on our business or financial condition.
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
The novel coronavirus (COVID-19) pandemic has disrupted and may further disrupt our business, which could further materially affect our operations, and business and financial results. In addition, any other epidemic, disease outbreak or public health emergency may result in similar adverse effects. The COVID-19 pandemic has impacted and may continue to impact sales and traffic at our and our franchisees’ restaurants, may make it more difficult to staff restaurants and, in more severe cases, may damage our reputation, cause an inability to obtain supplies, increase commodity costs or continue to cause partial or total closures of impacted restaurants. The extent to which the COVID-19 pandemic and other epidemics, disease outbreaks or public health emergencies will impact our business, liquidity, financial condition, and results of operations, will depend on numerous evolving factors that we may not be able to accurately predict or assess, including the duration and scope of the pandemic; the negative impact on the economy; the short and longer-term impacts on the demand for restaurant services and levels of consumer confidence; the ability of us and our franchisees to successfully navigate the impacts; government action, including restrictions on restaurant operations; increased unemployment; and reductions in consumer discretionary spending. Even if a virus or other disease does not spread significantly, the perceived risk of infection or health risk may damage our reputation and adversely affect our business, liquidity, financial condition and results of operations. The COVID-19 pandemic has heightened many of the other risks described in this Item 1A - Risk Factors.
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
Concentration of Applebee's franchised restaurants in a limited number of franchisees subjects us to greater risk. As of December 31, 2023, Applebee's franchisees operated 1,536 Applebee's restaurants in the United States. Of those restaurants, the ten largest Applebee's franchisees owned 1,210 restaurants, representing 79% of all franchised Applebee's restaurants in the United States. The largest Applebee's franchisee owned 439 restaurants, representing 29% of all franchised Applebee's restaurants in the United States. The concentration of franchised restaurants in a limited number of franchisees subjects us to a potentially higher level of risk with respect to such franchisees because their obligations to us, including financial obligations, are greater as compared to those franchisees with fewer restaurants. The risk associated with these franchisees is also greater where franchisees are the sole or dominant franchisee for a particular region of the United States, as is the case for most domestic Applebee's franchised territories. In particular, if any of these franchisees experience financial or other difficulties, the franchisee may default on its obligations under multiple franchise agreements, notes receivable or other agreements, including payments to us and the maintenance and improvement of its restaurants. From time to time, we may work with our franchisees who are experiencing financial difficulties to assess and address their financial health and their ability to satisfy their financial obligations to us. In certain of these situations, we may agree to alternative arrangements with franchisees for the payment of amounts due to us under our franchise and other agreements. We cannot assure you that these arrangements will be successful, nor can we assure you that they will result in us receiving all or any of the amounts due to us under our franchise agreements, notes receivable and other agreements. Any franchisee that owns and operates a significant number of Applebee's restaurants and fails to comply with other obligations under the franchise agreement, such as those relating to the quality and preparation of food and maintenance of restaurants, could cause significant harm to the Applebee's brand and subject us to claims by consumers even if we are not legally liable for the franchisee's actions or failure to act. Development rights for Applebee's restaurants are also concentrated among a limited number of existing franchisees. If any of these existing franchisees experience financial difficulties, future development of Applebee's restaurants may be materially adversely affected.

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
We are subject to credit risk from our IHOP franchisees operating under our Previous IHOP Business Model, and a default by these franchisees may negatively affect our cash flows. Prior to 2003, new IHOP restaurants were generally developed by us, and we were involved in all aspects of the construction and financing of the restaurants. We typically identified and leased or purchased the restaurant sites for new company-developed IHOP restaurants, built and equipped the restaurants and then franchised them to franchisees. In addition, we typically financed as much as 80% of the franchise fee for periods ranging from five to eight years and leased the restaurant and equipment to the franchisee over a 25-year period. Therefore, in addition to franchise fees and royalties, the revenues received from an IHOP franchisee operating under the Previous IHOP Business Model may include, among other things, lease or sublease rents for the restaurant property building, rent under an equipment lease and interest income from the financing arrangements for the unpaid portion of the franchise fee under the franchise notes. If any of these IHOP franchisees were to default on their payment obligations to us, we may be unable to collect the amounts owed under the building property lease/sublease agreement and our notes and equipment contract receivables, as well as outstanding franchise royalties. The additional amounts owed to us by each of these IHOP franchisees subject us to greater credit risk and defaults by IHOP franchisees operating under our Previous IHOP Business Model and may negatively affect our cash flows. Of the 1,696 IHOP domestic franchise and area license restaurants as of December 31, 2023, approximately 571 restaurants have property lease/sublease agreements and/or notes and equipment contract obligations outstanding.
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
•the highly competitive nature of the restaurant and related industries with respect to, among other things: (i) price, service, location, personnel and the type and quality of food; (ii) the trend toward convergence in grocery, deli, retail and restaurant services, as well as the continued expansion of restaurants into the breakfast day-part; (iii) the entry of major market players in non-competing industries into the food services market; (iv) the decline in the price of groceries which may increase the attractiveness of dining at home versus dining out; and (v) the emergence of new or improved technologies, including the use of artificial intelligence, and changes in consumer behavior facilitated by such technology;
•difficulty in increasing menu pricing to offset increased operating expenses; and
•failure to effectively manage further penetration into mature markets.
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
We may experience shortages or interruptions in the supply or delivery of food and other products from third parties or in the availability of utilities. Our and our franchised restaurants are dependent on frequent deliveries of fresh produce, food, beverages and other products. Shortages or interruptions in food and beverage supplies may result from a variety of causes, including shortages due to climate change, adverse weather, labor unrest, labor shortages, political unrest, terrorism, pandemics, epidemics, outbreaks of food-borne illness, disruption of operation of production facilities, financial difficulties (including bankruptcy) of our distributors or suppliers or other unforeseen circumstances. Such shortages could adversely affect our and our franchisees’ ability to operate our restaurants and, in turn, affect our and our franchisees’ revenue and profits. Additionally, the inability to secure adequate and reliable supplies or distribution of food and beverage products could limit our ability to make changes to our core menus or offer promotional "limited time only" menu items, which may limit our ability to implement our business strategies. Our and our franchisees’ restaurants bear risks associated with the timeliness of deliveries by suppliers and distributors as well as the solvency, reputation, labor relationships, freight rates, prices of raw materials and health and safety standards of each supplier and distributor. Other significant risks associated with our suppliers and distributors include improper handling of food and beverage products and/or the adulteration or contamination of such food and beverage products. Disruptions in our relationships with suppliers and distributors may reduce the payments we receive from our franchisees or our pancake and waffle dry mix distributors or the profits generated by our company-operated restaurants. In addition, interruptions to the availability of gas, electric, water or other utilities may adversely affect the operations of our and our franchised restaurants.
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
Changing health or dietary preferences may cause consumers to avoid Applebee's, IHOP and Fuzzy's restaurants in favor of alternative options. The food service industry as a whole rests on consumer preferences and demographic trends at the local, regional, national and international levels. Franchise development and system-wide sales depend on the sustained demand for our products, which may be affected by factors we do not control. New information regarding diet, nutrition and health and efforts by advocacy groups to influence consumer eating habits may negatively affect the demand for our food. Various additional factors such as: (i) the Food and Drug Administration’s menu labeling rules; (ii) nutritional guidelines issued by the United States Department of Agriculture and issuance of similar guidelines or statistical information by state or local municipalities; (iii) academic studies; or (iv) efforts by environmental, animal health and welfare and sustainability advocacy groups, may impact consumer choice and cause consumers to select foods other than those that are offered by Applebee's, IHOP or Fuzzy's restaurants. We may not be able to adequately adapt Applebee's, IHOP or Fuzzy's restaurants' menu offerings to keep pace with developments in consumer preferences, which may result in reduced royalty revenues from a decline in demand for our food and fewer guests visiting our restaurants.

Item 1B.    Unresolved Staff Comments.
None.

Item 1C. Cybersecurity.
Our cybersecurity plan, strategy, policy, standards, and processes are aligned with common security risk management framework and practices, including detailed tasks, plans and initiatives, which are reviewed and updated annually and periodically.
Our cybersecurity program is risk-based with an underlying threat modeling framework to enable us to track and measure our progress based on five pillars: strategy and foundation, teach and communicate, build and enhance, risk reduction and maturity, and security compliance. Our program framework and foundation are based on common security standards and frameworks, including ISO/IEC 27001/2:2022 and NIST Cyber Resiliency Framework and Model, in alignment with PCI DSS, privacy laws and regulatory requirements.
Our Chief Information Security Officer (“CISO”) leads our cybersecurity team and is generally responsible for management of cybersecurity risk and the protection and defense of our networks and systems. Our CISO has 25 years of experience serving in various roles related to cybersecurity and information security. Our Security Steering Committee (“SSC”), chaired by our CISO, is comprised of executive level representatives from our Information Technology (“IT"), legal, enterprise risk management and internal audit teams and is responsible for oversight, evaluation and coordination of activities related to safeguards, security risk, controls, remediation activities, policy governance and other factors. Our cybersecurity plan, strategies, policies, standards, and processes are aligned with common security risk management frameworks and practices including detailed tasks, plans and initiatives. Our program also incorporates incident response plans and notification protocols, to assess and manage incidents and threats, including their materiality.
Our cybersecurity program uses layered security defenses, cyber resiliency and automation capabilities for our security functions and operations. Our cybersecurity roadmap outlines and defines the security initiatives, projects and tasks. All security efforts and projects are discussed by the SSC. Security events are identified via multiple channels, including without limitation security detection mechanisms, near real-time system alerts, out-of-bound channels and dark web monitoring. Our employees and vendor partners are also trained to report any security events to the cybersecurity team, who will escalate and notify the legal team, senior executives, and Board of Directors as needed.
Our cybersecurity risk management program is based on legal and regulatory requirements and considerations. Cybersecurity risks are included as an integral part of our broader Enterprise Risk Management (“ERM”) program and reviewed quarterly by internal stakeholders comprised of cross-functional team to assess the risk level and strength of our mitigation strategies. Our cybersecurity risk assessment is performed regularly throughout the year, and may include:
•Regular cybersecurity program, risk and incidents reporting to the Board of Directors;
•Quarterly cybersecurity risk reporting to the Enterprise Risk Committee, which includes the Company's Chief Executive Officer, Chief Financial Officer, Senior Vice President, Legal, General Counsel & Secretary, Internal Audit, Chief Information Officer and CISO; and
•Monthly Security Steering Committee meetings with members from the Company's cybersecurity, ERM, IT, internal audit and legal teams.
We engage with a range of third-party cybersecurity service providers, assessors and auditors to evaluate and enhance the effectiveness of our cybersecurity program. Services provided by these third parties include 24/7 security logging, network and endpoint monitoring, vulnerability scanning, penetration testing, security incident response tabletop exercises and security and compliance posture assessments. Vendor security monitoring is an important component of our cybersecurity program to ensure our vendors are securing and protecting our critical infrastructure, data, and information, integrated with our contract management process, including security addenda and vendor security risk assessments for new contracts and annual vendor security risk assessments for critical vendors.
Our security incident response plan provides guidelines and requirements for reasonable and consistent responses to security incidents to limit damage while preserving the confidentiality, integrity and availability of Company systems and information, and reducing recovery time and cost, including but not limited to, escalation of security incidents to appropriate team members for investigation and response and documenting the required steps for investigation and remediation taken during the security incident response. We perform an annual tabletop exercise led by third-party security experts with participation from executive management and technical internal teams.
As of the date of this report, we are not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial condition.
The Board of Directors recognizes the importance of cybersecurity in safeguarding the Company’s sensitive data. The Board of Directors is responsible for overseeing overall risk management for the Company. The Audit Committee receives reports from the CISO regarding the cybersecurity program. The presented topics include, but are not limited to, the status of ongoing cybersecurity initiatives, incident reports and compliance with industry standards. Members of the Board of Directors also engage in ad hoc conversations with management on cybersecurity-related news events and discuss any updates to our cybersecurity risk management and strategy programs.

Item 2.    Properties.
The table below shows the location and ownership type of Applebee's, IHOP, and Fuzzy's restaurants as of December 31, 2023:

	Applebee's (a)	IHOP (a)(b)		Fuzzy's(a)		Total Restaurants
	Franchise	Franchise	Area License	Franchise	Company
United States
Alabama	30	15	—	—	—	45
Alaska	1	4	—	—	—	5
Arizona	21	43	—	2	—	66
Arkansas	7	17	—	1	—	25
California	107	226	—	—	—	333
Colorado	22	37	—	17	—	76
Connecticut	5	11	—	—	—	16
Delaware	12	8	—	—	—	20
District of Columbia	—	2	—	—	—	2
Florida	88	—	146	8	—	242
Georgia	58	80	3	1	—	142
Hawaii	—	6	—	—	—	6
Idaho	12	7	—	—	—	19
Illinois	35	43	—	—	—	78
Indiana	56	27	—	—	—	83
Iowa	25	11	—	1	—	37
Kansas	27	31	—	8	—	66
Kentucky	26	12	—	—	—	38
Louisiana	12	30	—	1	—	43
Maine	12	4	—	—	—	16
Maryland	18	54	—	—	—	72
Massachusetts	24	22	—	—	—	46
Michigan	83	28	—	—	—	111
Minnesota	45	8	—	1	—	54
Mississippi	20	13	—	1	—	34
Missouri	45	31	—	4	—	80
Montana	7	4	—	—	—	11
Nebraska	15	7	—	—	—	22
Nevada	12	24	—	—	—	36
New Hampshire	13	6	—	—	—	19
New Jersey	55	50	—	—	—	105
New Mexico	18	15	—	—	—	33
New York	95	60	—	—	—	155
North Carolina	37	52	—	—	—	89
North Dakota	11	2	—	—	—	13
Ohio	76	37	—	1	—	114
Oklahoma	11	36	—	9	—	56
Oregon	17	13	—	—	—	30
Pennsylvania	75	27	—	—	—	102
Rhode Island	7	5	—	—	—	12
South Carolina	27	31	—	1	—	59
South Dakota	6	2	—	—	—	8
Tennessee	28	35	—	—	—	63
Texas	91	220	—	72	1	384
Utah	9	21	—	—	—	30
Vermont	3	1	—	—	—	4
Virginia	48	67	—	1	—	116
Washington	40	34	—	—	—	74
West Virginia	14	9	—	—	—	23
Wisconsin	26	18	—	1	—	45
Wyoming	4	1	—	1	—	6
Total Domestic	1,536	1,547	149	131	1	3,364

	Applebee's (a)	IHOP (a)(b)		Fuzzy's(a)		Total Restaurants
	Franchise	Franchise	Area License	Franchise	Company
International
Bahamas	—	1	—	—	—	1
Bahrain	1	—	—	—	—	1
Brazil	10	—	—	—	—	10
Canada	12	20	8	—	—	40
Dominican Republic	2	—	—	—	—	2
Ecuador	—	7	—	—	—	7
Egypt	—	1	—	—	—	1
Guam	1	1	—	—	—	2
Guatemala	4	—	—	—	—	4
India	—	2	—	—	—	2
Kuwait	7	5	—	—	—	12
Mexico	36	54	—	—	—	90
Oman	1	—	—	—	—	1
Pakistan	—	2	—	—	—	2
Panama	3	3	—	—	—	6
Peru	—	2	—	—	—	2
Puerto Rico	8	7	—	—	—	15
Qatar	8	2	—	—	—	10
Saudi Arabia	11	1	—	—	—	12
United Arab Emirates	2	2	—	—	—	4
Total International	106	110	8	—	—	224
Totals	1,642	1,657	157	131	1	3,588
_________________________________
(a) The properties identified in this table generate revenue in our franchise, rental, financing and company restaurant operating segments.
(b) There are nine IHOP restaurants in the U.S. state of Florida and five IHOP restaurants in Canada that have been sub-licensed by the area licensee.
Of the 1,657 IHOP restaurants operated by franchisees, 52 were located on sites owned by us, 519 were located on sites leased by us from third parties and 1,086 were located on sites owned or leased by franchisees. All of the IHOP restaurants operated by area licensees, 1,640 of the franchisee-operated Applebee's restaurants and all the franchisee-operated Fuzzy's restaurants were located on sites owned or leased by the area licensees or the franchisees. We owned one site on which a franchisee-operated Applebee's restaurant was located and one franchisee-operated Applebee's restaurant was located on site leased by us from third parties.
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
We currently occupy approximately 93,000 square feet for our principal corporate offices and restaurant support center located in Pasadena, California, under a lease expiring in August 2035. We also lease approximately 20,000 square feet of office space in Leawood, Kansas under a lease expiring in October 2031 and lease approximately 8,000 square feet of office space in Irving, Texas under a lease expiring in February 2026.

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
Holders
As of February 20, 2024, there were 131 holders of our common stock. This number does not include beneficial owners whose shares are held in street name by brokers and other nominees.
Dividends on Common Stock
Refer to Note 12 - Stockholders' Deficit, of the Notes to the Consolidated Financial Statements for information on dividends declared and paid in the fiscal years ended December 31, 2023, 2022 and 2021.
Issuer Purchases of Equity Securities

Purchases of Equity Securities by the Company
Month Period	Total number of shares purchased to satisfy tax withholding obligations(a)	Average price paid per share	Total number of shares purchased as part of publicly announced plan or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
October 2, 2023 – October 29, 2023	41,336	$49.25	40,560	$149,266,000
October 30, 2023 – November 26, 2023	44,797	$45.28	44,172	$147,266,000
November 27, 2023 – December 31, 2023	46,171	$46.60	43,101	$145,266,000
Total	132,304	$46.98	127,833	$145,266,000
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

Stock Performance Graph
The graph below shows a comparison of the cumulative total stockholder return on our common stock with the cumulative total return on the Standard & Poor's 500 Composite Index ("S&P 500") and the Standard & Poor's Composite 1500 Restaurants Index (“Restaurants Index”) over the five-year period ended December 31, 2023. The graph and table assume $100 was invested at the close of trading on the last day of trading in 2018 in our common stock and in each of the market indices, with reinvestment of all dividends. Stockholder returns over the indicated periods should not be considered indicative of future stock prices or stockholder returns.
Comparison of Five-Year Cumulative Total Stockholder Return
Dine Brands Global, Inc., S&P 500 and the Restaurants Index
(Performance Results through December 31, 2023)

$250.00
$225.00
$200.00
$175.00
$150.00
$125.00
$100.00
$75.00
$50.00
$25.00
$0.00
2018
2019
2020
2021
2022
2023
Dine Brands Global, Inc.
S&P 500
Restaurants Index

	2018	2019	2020	2021	2022	2023
Dine Brands Global, Inc.	$100.00	$128.23	$92.86	$122.03	$107.01	$85.27
Standard & Poor's 500	100.00	131.49	155.68	200.37	164.08	207.21
S&P Composite 1500 Restaurants (1)	100.00	122.86	146.90	179.28	163.44	189.14
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
Item 6.    [Reserved]

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
General
The following discussion provides analyses of our results of operations and reasons for material changes for 2023 as compared to 2022 and should be read together with the financial statements included in this Annual Report on Form 10-K. For a detailed discussion of year-to-year comparisons between fiscal 2022 and fiscal 2021, please refer to the applicable portion of “Management's Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 1, 2023, which is hereby incorporated by reference.
The financial tables appearing in Management's Discussion and Analysis present amounts in millions of dollars that are rounded from our consolidated financial statements presented in thousands of dollars. As a result, the tables may not foot or cross foot due to rounding.
The first International House of Pancakes restaurant opened in 1958 in Toluca Lake, California. Shortly thereafter, the Company's predecessor began developing and franchising additional restaurants. The Company was incorporated under the laws of the State of Delaware in 1976 with the name IHOP Corp. In November 2007, the Company completed the acquisition of Applebee's International, Inc., which became a wholly-owned subsidiary of the Company. Effective June 2, 2008, the name of the Company was changed to DineEquity, Inc. and on February 20, 2018, the name of the Company was changed to Dine Brands Global, Inc.® (“Dine Brands Global,” “we” or “our”). Through various subsidiaries (see Exhibit 21, Subsidiaries of Dine Brands Global, Inc.), we own and franchise the Applebee's Neighborhood Grill + Bar® (“Applebee's”) concept in the American full-service restaurant segment within the casual dining category of the restaurant industry and we own and franchise the International House of Pancakes® (“IHOP”) concept in the midscale full-service restaurant segment within the family dining category of the restaurant industry. In December 2022, we acquired the Fuzzy's Taco Shop® (“Fuzzy's”) concept in the Mexican limited-service restaurant segment within the fast-casual dining category of the restaurant industry and as such, Fuzzy's did not have a comparative period to report. References herein to Applebee's® and IHOP® restaurants are to these two concepts, whether operated by franchisees, area licensees or us.
Domestically, IHOP restaurants are in all 50 states and the District of Columbia, while Applebee's restaurants are located in every state except Hawaii and Fuzzy's restaurants are located in 18 states. Internationally, IHOP restaurants are in two United States territories and 13 countries, while Applebee's restaurants are in two United States territories and 12 countries. With over 3,500 franchised restaurants combined, we believe we are one of the largest full-service restaurant companies in the world. The June 2023 issue of Nation's Restaurant News reported that IHOP was the largest restaurant system in the midscale full-service restaurant segment and Applebee's was the largest restaurant system in the American full-service restaurant segment, in terms of United States system-wide sales during 2022.
We have a 52/53 week fiscal year ending on the Sunday nearest to December 31 of each year. For convenience, in this Annual Report on Form 10-K, we refer to all fiscal years as ending on December 31 and all interim fiscal quarters as ending on March 31, June 30 and September 30 of the respective fiscal year. There were 52 calendar weeks in our 2023, 2022, and 2021 fiscal year that ended December 31, 2023, January 1, 2023, and January 2, 2022, respectively.
Executive Summary of 2023 Results
Highlights
•We reported net income of $97.2 million, or $6.22 per diluted share, in 2023 compared to $81.1 million, or $4.96 per diluted share, in 2022;
•Applebee's reported system-wide sales were slightly lower by 0.1% in 2023 driven by a 0.8% decrease in domestic effective restaurants offset by a 0.6% increase in domestic same-restaurant sales;
•IHOP's reported system-wide sales grew 6.0% in 2023 driven by a 3.5% increase in domestic same-restaurant sales and an increase in franchise restaurants due to development;
•We generated cash from operating activities of $131.1 million;
•We returned over $57.8 million to our stockholders, comprised of $31.7 million in cash dividends and $26.1 million in the form of stock repurchases; and
•We completed a refinancing transaction and issued $500 million of Senior Secured Notes (see Note 8 - Long-Term Debt, of the Notes to the Consolidated Financial Statements), representing a $151.7 million reduction in our long-term debt.

Overview of 2023 Performance
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
Our key performance indicators for the year ended December 31, 2023 were as follows:

	Applebee's	IHOP
System-wide sales percentage increase	(0.1)%	6.0%
Domestic system-wide same-restaurant sales percentage increase	0.6%	3.5%
Net (decrease) increase in franchise restaurant development(1)	(36)	33
Net (decrease) increase in global effective restaurants(2)	(14)	32
_________________________________
(1)     Franchise and area license restaurant openings, net of closings.
(2)    Change in the weighted average number of franchise, area license and company-operated restaurants open during the year ended December 31, 2023, compared to the weighted average number of those open during the prior year referenced.
A summary of our financial summary for the years ended December 31, 2023 and 2022 is as follows:

Financial Summary		Favorable (Unfavorable)
	2023		2022
	(In thousands, except per share amounts)
Income before income taxes	$111,703	$(3,082)	$114,785
Income tax provision	(14,527)	19,147	(33,674)
Net income	$97,176	$16,065	$81,111

Effective tax rate	13.0%	16.3%	29.3%
Net income per diluted share	$6.22	$1.26	$4.96
Weighted average diluted shares (in millions)	15.2	(0.7)	15.9
The primary reasons for the variances in income before income taxes are summarized as follows:

2023 vs. 2022
(In millions)
Increase (decrease) in gross profit:
Franchise operations	$21.4
Company operations	(5.2)
Rental and Financing operations	3.1
Total gross profit increase	19.3
Increase in closure and impairment charges	(0.5)
Increase in General & Administrative (“G&A”) expenses	(7.3)
Change in (gain) loss on disposition of assets	(4.9)
Increase in interest expense	(9.1)
All other	(0.6)
Decrease in income before income taxes	$(3.1)
The decrease in income before income taxes in fiscal 2023 compared to fiscal 2022 was due to higher interest and G&A expenses and a loss on disposition of assets, partially offset by the increase in gross profit. The increase in interest expense primarily related to higher-rate securitized notes and borrowings from our revolving line of credit. The increase in G&A expenses primarily related to the inclusion of Fuzzy's operations that was acquired in December 2022 and the stopping of our

IHOP Flip'd initiative, offset by the refranchising of the 69 Applebee's company-operated restaurants in October 2022. The change in the loss on disposition of assets related to the stopping of the IHOP Flip'd initiative and disposal of related assets. The increase in gross profit in fiscal 2023 compared to fiscal 2022 was primarily due to the increases in IHOP domestic same-restaurant sales and the number of IHOP effective restaurants impacting sales of proprietary products and royalty revenue and the acquisition of Fuzzy's franchise operations in December 2022, partially offset by the decrease in company operations impacted by the sale of Applebee's company-operated restaurants in October 2022.
Our 2023 effective tax rate of 13.0% applied to pretax book income was different than the statutory Federal income tax rate of 21% primarily due to the conclusion of a state income tax audit settlement, resulting in an income tax benefit of $15.1 million. See Note 16 - Income Taxes, of the Notes to the Consolidated Financial Statements included in this report, for reconciliations between our effective rate and the statutory Federal income tax rate.
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

Applebee's
	Year Ended December 31,
Global Effective Restaurants:(a)	2023	2022	2021
Franchise	1,659	1,617	1,621
Company	—	56	69
Total	1,659	1,673	1,690
System-wide:(b)
Domestic sales percentage change(c)	(0.1)%	4.7%	34.4%
Domestic same-restaurant sales percentage change(d)	0.6%	5.1%	38.2%
Franchise:(b)
Domestic sales percentage change(c)(e)	2.9%	5.3%	34.4%
Domestic same-restaurant sales percentage change(d)	0.6%	5.1%	38.2%
Domestic average weekly unit sales (in thousands)	$54.0	$53.7	$50.9

IHOP	Year Ended December 31,
Global Effective Restaurants:(a)	2023	2022	2021
Franchise	1,629	1,597	1,571
Area license	156	156	156
Total	1,785	1,753	1,727
System-wide:(b)
Sales percentage change(c)	6.0%	7.7%	38.5%
Domestic same-restaurant sales percentage change(d)	3.5%	5.8%	40.2%
Franchise:(b)
Sales percentage change(c)	6.1%	7.7%	38.1%
Domestic same-restaurant sales percentage change(d)	3.6%	5.7%	39.7%
Average weekly unit sales (in thousands)	$38.5	$37.0	$34.9
Area License:(b)
IHOP sales percentage change(c)	4.3%	7.9%	42.4%

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
(b)“System-wide sales” are retail sales at Applebee’s domestic restaurants operated by franchisees and IHOP restaurants operated by franchisees and area licensees, as reported to the Company, in addition to retail sales at company-operated restaurants. Sales at restaurants that are owned by franchisees and area licensees are not attributable to the Company. An increase or decrease in franchisees' reported sales will result in a corresponding increase or decrease in our royalty revenue. Sales at company-operated restaurants and unaudited reported sales for Applebee's domestic franchise restaurants, IHOP franchise restaurants and IHOP area license restaurants for the years ended December 31, 2023, 2022 and 2021 were as follows:

	Year Ended December 31,
Reported retail sales	2023	2022	2021
	(In millions)
Applebee's domestic franchise restaurant sales	$4,356.6	$4,235.3	$4,021.7
Applebee's company-operated restaurants	—	126.7	146.0
IHOP franchise restaurant sales	3,258.3	3,070.0	2,850.3
IHOP area license restaurant sales	305.3	292.7	271.3
Total	$7,920.2	$7,724.7	$7,289.3
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
(e)Applebee's franchise sales percentage change for 2022 was impacted by the refranchising of 69 company-operated restaurants in October 2022 now reported as franchised.
Domestic Same-Restaurant Sales Trends
Applebee’s system-wide domestic same-restaurant sales decreased 0.5% for the three months ended December 31, 2023 and increased 0.6% for the year ended December 31, 2023, as compared to the same respective periods of 2022. The decrease for the three months ended December 31, 2023 was primarily due to a decrease in traffic, offset by an increase in average check. The increase for the year ended December 31, 2023 was primarily due to an increase in average check resulting from the successful promotional food and beverage offerings and menu price increases by franchisees, offset by a decrease in traffic.
Based on data from Black Box Intelligence, a restaurant sales reporting firm (“Black Box”), Applebee's same-restaurant sales during the three and twelve months ended December 31, 2023 underperformed the casual dining segment of the restaurant industry (excluding Applebee's) as compared with the same respective periods of 2022. The casual dining segment also experienced an increase in average customer check, partially offset by a decline in customer traffic.

Applebee's Off-premise Sales Data	Three Months Ended December 31,			Twelve Months Ended December 31,
	2023	2022	2021	2023	2022	2021
Off-premise sales (in millions)(1)	$215.4	$250.7	$280.5	$944.1	$1,088.7	$1,241.0
% sales mix	20.8%	23.8%	26.8%	22.0%	25.3%	30.1%
(1) Primarily to-go, delivery and catering sales.
Applebee's off-premise sales dollars and percentage of sales mix for the three and twelve months ended December 31, 2023 decreased as compared with the same respective periods of 2022, primarily due to changing guest behavior.
IHOP’s domestic same-restaurant sales increased 1.6% for the three months ended December 31, 2023 and increased 3.5% for the year ended December 31, 2023, as compared to the same respective periods of 2022. Most of the improvement in both periods was due to an increase in average check. The increase in average check was primarily due to an increase in menu prices, as well as a general increase in consumer spending due to larger party sizes and greater spending per person.
Based on data from Black Box, IHOP underperformed the family dining segment of the restaurant industry (excluding IHOP) for the three and twelve months ended December 31, 2023, as compared with the same respective periods of 2022. According to Black Box, the family dining segment also experienced increases in same-restaurant sales resulting from an increase in average customer check, partially offset by a decline in customer traffic.

IHOP Off-premise Sales Data	Three Months Ended December 31,			Twelve Months Ended December 31,
	2023	2022	2021	2023	2022	2021
Off-premise sales (in millions)(1)	$155.9	$160.9	$169.8	$616.5	$627.4	$690.0
% sales mix	20.4%	21.7%	23.3%	20.6%	22.0%	26.1%
(1) Primarily to-go, delivery and catering sales.
IHOP's off-premise sales dollars for the three and twelve months ended December 31, 2023 decreased as compared to the same respective periods of 2022, primarily due to changing guest behavior.
Restaurant Development
Restaurant closures can occur for a variety of reasons that may differ for each restaurant and for each franchisee. Closures generally fall into one of two categories: restaurants in older locations whose retail, residential and traffic demographics have changed unfavorably over time, and restaurants with non-viable unit economics. Our franchisees are independent businesses and their decisions to close restaurants, both temporarily and permanently, can be impacted by numerous factors that are outside of our control, including but not limited to, franchisees' agreements with their lenders and landlords.

The total number of Applebee's restaurants (domestic and international) open at December 31, 2023 declined 2.1% from the number open at December 31, 2022, as franchisees opened 10 new restaurants but closed 46 restaurants. The total number of IHOP restaurants (domestic and international) open at December 31, 2023 increased 1.9% from the number open at December 31, 2022, as IHOP franchisees and area licensees opened 62 restaurants and closed 29 restaurants, resulting in net development of 33 restaurants. The total number of Fuzzy's restaurants (domestic only) open at December 31, 2023 declined 3.8% from the number open at December 31, 2022, as franchisees opened 4 new restaurants and closed 9 restaurants.
Internationally, the number of Applebee's and IHOP restaurants increased 6.2% from the number open at December 31, 2022. Franchisees of both brands opened 23 restaurants and closed 12, a net increase of 11 international restaurants. The international development activity is included in the total activity for each brand cited above.
The following tables present Applebee's and IHOP net restaurant development activity over the past three years:

	Year Ended December 31,
	2023	2022	2021
Applebee's Restaurant Development Activity

Summary - beginning of period:
Franchise	1,678	1,611	1,640
Company restaurants	—	69	69
Total Applebee's restaurants, beginning of period	1,678	1,680	1,709

Domestic	1,569	1,578	1,598
International	109	102	111

Franchise restaurants opened:
Domestic	3	4	5
International	7	12	1
Total franchise restaurants opened	10	16	6
Franchise restaurants closed:
Domestic	(36)	(13)	(25)
International	(10)	(5)	(10)
Total franchise restaurants closed	(46)	(18)	(35)
Net franchise restaurant reduction	(36)	(2)	(29)
Refranchised from Company restaurants	—	69	—
Net franchise restaurant additions/(reductions)	(36)	67	(29)

Summary - end of period:
Franchise	1,642	1,678	1,611
Company restaurants	—	—	69
Total Applebee's restaurants, end of period	1,642	1,678	1,680

Domestic	1,536	1,569	1,578
International	106	109	102
% Decrease in total Applebee's restaurants from prior year	(2.1)%	(0.1)%	(1.7)%

	Year Ended December 31,
	2023	2022	2021
IHOP Restaurant Development Activity

Summary - beginning of period:
Franchise	1,625	1,595	1,611
Area license	156	156	158
Company	—	—	3
Total IHOP restaurants, beginning of period	1,781	1,751	1,772

Domestic	1,677	1,657	1,670
International	104	94	102

Franchise/area license restaurants opened:
Domestic franchise	43	34	35
Domestic area license	3	3	2
International franchise	16	14	3
Total franchise/area license restaurants opened	62	51	40
Franchise/area license restaurants closed:
Domestic franchise	(25)	(14)	(47)
Domestic area license	(2)	(3)	(3)
International franchise	(2)	(4)	(10)
International area license	—	—	(1)
Total franchise/area license restaurants closed	(29)	(21)	(61)
Net franchise/area license restaurant development (reduction)	33	30	(21)
Refranchised from Company restaurants	—	—	4
Franchise restaurants reacquired by the Company	—	—	(1)
Net franchise/area license restaurant additions (reductions)	33	30	(18)

Summary - end of period:
Franchise	1,657	1,625	1,595
Area license	157	156	156
Company	—	—	—
Total IHOP restaurants, end of period	1,814	1,781	1,751

Domestic	1,696	1,677	1,657
International	118	104	94
% Increase (decrease) in total IHOP restaurants from prior year	1.9%	1.7%	(1.2)%
As of December 31, 2023, 44 franchise groups operated 131 Fuzzy's restaurants in 18 states within the United States and we had one company-owned restaurant in Texas, totaling 132 restaurants. Fuzzy's average weekly sales for the three and twelve months ended December 31, 2023 were $27,406 and $30,547, respectively.
The restaurant counts and activity presented above do not include ghost kitchens (small kitchens with no store-front presence, used to fill off-premise orders). As of December 31, 2023, there was a total of 44 ghost kitchens which include one domestic Applebee's ghost kitchen, 10 international Applebee's ghost kitchens and 33 international IHOP ghost kitchens. There were seven domestic and 15 international Applebee's ghost kitchens and 42 international IHOP ghost kitchens at December 31, 2022.
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

Closures of Applebee's, Fuzzy's, and IHOP restaurants adversely impact our system-wide retail sales that drive our franchise royalty revenues as well as, in the case of IHOP and Fuzzy's restaurants, sales of each brand's proprietary products. Further, with certain restaurants, we own or lease the underlying property and sublease it to the applicable franchisee. Thus, our rental income also could be adversely affected due to our obligation to make rental or other payments for such properties.
Consolidated Results of Operations - Fiscal 2023, 2022 and 2021
The tables in the following section of this Form 10-K present information from our Consolidated Statements of Comprehensive Income for our 2023, 2022 and 2021 fiscal years. The discussion of year-to-year comparisons between fiscal 2023 and fiscal 2022 can be found below.
For a detailed discussion of year-to-year comparisons between fiscal 2022 and fiscal 2021 as well as between fiscal 2021 and fiscal 2020, please refer to the applicable portion of “Management's Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which is hereby incorporated by reference.
Financial Review

		Favorable (Unfavorable)		Favorable (Unfavorable)
Revenue	2023		2022		2021
	(In millions)
Franchise operations	$706.4	$44.0	$662.4	$30.5	$631.9
Company restaurant operations	2.1	(124.8)	126.9	(19.1)	146.0
Rental operations	120.0	3.5	116.5	2.5	114.0
Financing operations	2.6	(1.0)	3.6	(0.7)	4.3
Total revenue	$831.1	$(78.3)	$909.4	$13.2	$896.2
% Increase		(8.6)%		1.5%
Our 2023 total revenue decreased $78.3 million compared to 2022, primarily due to the decrease in company restaurant operations revenue, partially offset by the increase in franchise operations revenue. Company restaurant operations revenue decreased primarily due to the sale of our 69 Applebee's company-operated restaurants to a franchisee in October 2022. Franchise operations revenue primarily increased due to the increases in IHOP and Applebee's domestic same-restaurant sales, the increase in the number of IHOP effective restaurants and the acquisition of Fuzzy's franchise operations in December 2022.

		Favorable (Unfavorable)		Favorable (Unfavorable)
Gross Profit	2023		2022		2021
	(In millions)
Franchise operations	$362.0	$21.5	$340.5	$4.5	$336.0
Company restaurant operations	0.0	(5.1)	5.1	(4.2)	9.3
Rental operations	32.5	4.0	28.5	2.4	26.1
Financing operations	2.2	(1.0)	3.2	(0.6)	3.8
Total gross profit	$396.7	$19.4	$377.3	$2.1	$375.2
% Increase		5.1%		0.6%
Our 2023 total gross profit grew by $19.4 million compared to 2022, primarily due to the franchise operations gross profit increases cited above, partially offset by a decrease in company restaurant gross profit due to the sale of our Applebee's company-operated restaurants as noted above. Rental operations gross profit increased primarily due to a $3.5 million increase in rental income.

Franchise Operations		Favorable (Unfavorable)		Favorable (Unfavorable)
	2023		2022		2021
	(In millions, except number of restaurants)
Global Effective Franchise Restaurants:(1)
Applebee’s	1,659	42	1,617	(4)	1,621
IHOP	1,785	32	1,753	26	1,727

Franchise Revenue:
Applebee's	$173.5	$0.3	$173.2	$5.6	$167.6
IHOP	218.5	19.2	199.3	9.8	189.5
Advertising	300.8	11.5	289.3	14.5	274.8
Fuzzy's	13.6	13.0	0.6	0.6	—
Total franchise revenue	706.4	44.0	662.4	30.5	631.9
Franchise Expenses:
Applebee’s	4.7	(0.4)	4.3	(1.4)	2.9
IHOP	37.6	(7.1)	30.5	(9.8)	20.7
Advertising	301.0	(13.9)	287.1	(14.8)	272.3
Fuzzy's	1.1	(1.1)	0.0	0.0	—
Total franchise expenses	344.4	(22.5)	321.9	(26.0)	295.9
Franchise Gross Profit:
Applebee’s	168.8	(0.1)	168.9	4.2	164.7
IHOP	180.9	12.1	168.8	—	168.8
Advertising	(0.2)	(2.4)	2.2	(0.3)	2.5
Fuzzy's	12.5	11.9	0.6	0.6	—
Total franchise segment profit	$362.0	$21.5	$340.5	$4.5	$336.0
Gross profit as % of total revenue	51.3%		51.4%		53.2%
Gross profit as % of franchise fees(2)	89.3%		90.7%		93.4%
_________________________________
(1) Effective Franchise Restaurants are the weighted average number of franchise and area license restaurants open in a given fiscal period, adjusted to account for franchise and area license restaurants open for only a portion of the period.
(2) Total franchise revenue excluding advertising.

Our total franchise revenue increased $44.0 million in 2023 compared to 2022, due to the following changes:
•IHOP franchise revenue increased $19.2 million, or 9.6%, compared to 2022, primarily due to the favorable impact by a 3.5% increase in domestic franchise same-restaurant sales and an increase in the number of effective franchise restaurants, and an increase in international franchise revenue.
•Fuzzy's franchise revenue increased $13.0 million compared to 2022 due to the acquisition of Fuzzy's in December 2022.
•Advertising revenue increased $11.5 million compared to 2022, due to the increases in domestic same-restaurant sales and development activity as noted above.
Our 2023 total franchise expenses increased $22.5 million compared to 2022 due to changes in the following components:
•Advertising expenses increased $13.9 million, primarily due to a corresponding increase in advertising revenue and the 2022 recovery of an advertising fund deficit that had been recognized in prior years.
•IHOP franchise expenses increased $7.1 million, primarily due to an increase in the cost of proprietary products (primarily pancake and waffle dry mix), an increase in bad debt expense and an increase in franchisee technology support. IHOP's increase in bad debt expense resulted from the recognition of bad debt expense in 2023 compared to a bad debt recovery in 2022.

Advertising revenue and expense by brand for fiscal 2023, 2022 and 2021 were as follows:

		Favorable (Unfavorable)		Favorable (Unfavorable)
	2023		2022		2021
	(In millions)
Advertising Revenues
Applebee's	$180.0	$2.6	$177.4	$7.8	$169.6
IHOP	117.0	5.3	111.7	6.5	105.2
Fuzzy's	3.8	3.6	0.2	0.2	—
Total advertising revenues	$300.8	$11.5	$289.3	$14.5	$274.8

Advertising Expenses
Applebee’s	$180.1	$(5.5)	$174.6	$(7.7)	$166.9
IHOP	117.1	(4.8)	112.3	(6.9)	105.4
Fuzzy's	3.8	(3.6)	0.2	(0.2)	—
Total advertising expenses	$301.0	$(13.9)	$287.1	$(14.8)	$272.3
Applebee's advertising revenue for 2023 increased 1.5% compared to 2022, primarily due to an increase in the number of effective franchise restaurants (note that advertising contributions to the NAF by company-operated restaurants are not reflected in this financial statement line item) and the increase of 0.6% in domestic franchise same-restaurant sales, partially offset by a $2.6 million decrease due to unfavorable collectability. The increase in Applebee's advertising expenses was greater than the increase in advertising revenue primarily because of the 2022 recovery of an advertising fund deficit that had been recognized in prior years. IHOP's advertising revenue for 2023 increased by 4.8%, compared to 2022, primarily due to the increase of 3.5% in domestic franchise same-restaurant sales and an increase in the number of effective franchise restaurants. The increase in IHOP advertising expenses was less than the increase in advertising revenue due to recognition of a smaller deficit in the international advertising fund compared to prior year.
It is our accounting policy to recognize any deficiency in advertising fee revenue compared to advertising expenditure, or recovery of a previously recognized deficiency in advertising fee revenue compared to advertising expenditures, in the fourth quarter of our fiscal year.

Rental Operations		Favorable (Unfavorable)		Favorable (Unfavorable)
	2023		2022		2021
	(In millions)
Rental revenues	$120.0	$3.5	$116.5	$2.5	$114.0
Rental expenses	87.5	0.5	88.0	(0.1)	87.9
Rental operations segment profit	$32.5	$4.0	$28.5	$2.4	$26.1
Gross profit as % of revenue(1)	27.1%		24.5%		22.9%
___________________________________________________
(1) Percentages calculated on actual amounts, not rounded amounts shown above.
Rental operations relate primarily to IHOP franchise restaurants that were developed under the Previous IHOP Business Model described under Item 1. - Business. Rental income includes revenue from operating leases and interest income from real estate leases. Rental expenses are costs of prime operating leases and interest expense on prime finance leases on certain franchise restaurants.
Rental operations segment profit for the year ended December 31, 2023 increased compared to the same period of the prior year primarily due to lease buyouts and operating lease renewals and extensions.

Financing Operations		Favorable (Unfavorable)		Favorable (Unfavorable)
	2023		2022		2021
	(In millions)
Financing revenues	$2.6	$(1.0)	$3.6	$(0.7)	$4.3
Financing expenses	0.4	0.0	0.4	0.1	0.5
Financing operations segment profit	$2.2	$(1.0)	$3.2	$(0.6)	$3.8
Gross profit as % of revenue(1)	85.8%		88.4%		89.2%
___________________________________________________
(1) Percentages calculated on actual amounts, not rounded amounts shown above.
Financing operations relate primarily to IHOP franchise restaurants that were developed under the Previous IHOP Business Model described under Item 1. - Business. Financing operations revenue primarily consists of interest income from the financing of IHOP equipment leases and franchise fees, as well as from notes receivable from franchisees. Financing expenses are the cost of taxes related to IHOP equipment leases.
Financing revenues decreased $1.0 million in 2023 compared to 2022. The decrease was primarily attributable to the continued amortization of the IHOP franchise fees and equipment lease portfolios.

Company Operations		Favorable (Unfavorable)		Favorable (Unfavorable)
	2023		2022		2021

Effective Company Restaurants	1	(55)	56	(13)	69
Average weekly unit sales (in thousands)	$25.7	$(17.9)	$43.6	$3.0	$40.6

	(In millions)
Applebee's company restaurant sales(1)	$—	$(126.6)	$126.6	$(19.4)	$146.0
Applebee's company restaurant expenses(1)	—	121.5	121.5	14.3	135.8
Fuzzy's company restaurant sales	2.1	1.9	0.2	0.2	—
Fuzzy's company restaurant expenses	2.1	(1.9)	0.2	(0.2)	—
IHOP restaurant expenses(2)	—	—	—	0.9	0.9
Company restaurant segment profit (loss)	$(0.0)	$(5.1)	$5.1	$(4.2)	$9.3
Gross profit (loss) as % of revenue(3)	(0.3)%		4.0%		6.4%
_________________________________
(1) Related to the 69 Applebee's company-operated restaurants that were refranchised in October 2022. Company restaurant sales are retail sales at company-operated restaurants. Company restaurant expenses are operating expenses at company-operated restaurants and include food, beverage, labor, benefits, utilities, rent, depreciation and other operating costs.
(2) Costs associated with IHOP restaurants in the process of being refranchised.
(3) Calculated for Applebee's company-operated restaurants only for 2022 and 2021, and for Fuzzy's company-operated restaurants only for 2023. Percentages calculated on actual amounts, not rounded amounts shown above.

From time to time, we may reacquire restaurants from franchisees that we subsequently refranchise. These restaurants may or may not be operated by us on a temporary basis until refranchised.
For the year ended December 31, 2023, company restaurant operations included three Fuzzy's restaurants, following the acquisition of Fuzzy's in December 2022, of which two out of three restaurants were refranchised in April 2023. Applebee's company restaurant sales for the year ended December 31, 2023 decreased compared to the same period of 2022 due to the sale of the 69 Applebee's company-operated restaurants in North Carolina and South Carolina to an Applebee's franchisee in October 2022.
Company segment restaurant expenses for the year ended December 31, 2021 included $0.9 million of costs associated with certain IHOP restaurants incurred while the restaurants were being refranchised. None of the reacquired IHOP restaurants were operated during the years ended December 31, 2022 and 2021, and IHOP recorded no restaurant revenues in this period. We held no reacquired restaurants at or during the year ended December 31, 2023.

General and Administrative Expenses		Favorable (Unfavorable)		Favorable (Unfavorable)
	2023		2022		2021
	(In millions)
G&A expenses	$198.1	$(7.4)	$190.7	$(18.9)	$171.8
G&A expenses for 2023 increased 3.8% compared to 2022, primarily due to the inclusion of Fuzzy's operations that was acquired in December 2022, the stopping of the IHOP Flip'd initiative, and increases in professional services fees, software maintenance, and personnel-related expenses. This was partially offset by the refranchising of the 69 Applebee's company-operated restaurants in October 2022 and transaction costs related to the acquisition of Fuzzy's in December 2022.

Closure and Impairment Charges		Favorable (Unfavorable)		Favorable (Unfavorable)
	2023		2022		2021
	(In millions)
Closure charges	$1.6	$0.1	$1.7	$2.0	$3.7
Long-lived asset impairment	2.0	(0.6)	1.4	0.3	1.7
Total	$3.6	$(0.5)	$3.1	$2.3	$5.4
Closure Charges
The closure charges of $1.6 million for the year ended December 31, 2023 primarily comprised of revisions to existing closure reserves, including accretion for approximately 40 IHOP restaurants closed prior to 2023. The closure charges of $1.7 million for the year ended December 31, 2022 comprised of $1.3 million for revisions to existing closure reserves, including accretion for approximately 40 IHOP restaurants closed prior to 2022 and $0.4 million related to three IHOP restaurants closed in 2022.
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
The long-lived asset impairment of $2.0 million for the year ended December 31, 2023 was comprised of $1.7 million related to four IHOP subleased restaurants for which the carrying amount exceeded the undiscounted cash flows, $0.2 million related to the stopping of IHOP Flip'd initiative, and $0.1 million related to two Fuzzy's company-owned restaurants in Texas that were sold in April 2023. The long-lived asset impairment of $1.4 million for the year ended December 31, 2022 was comprised of $1.1 million related to the 69 Applebee's company-owned restaurants in North Carolina and South Carolina that were sold in October 2022 and $0.3 million related to two IHOP subleased restaurants. The impairment recorded represented the difference between the carrying value and the estimated fair value.

Other Income and Expense Items		Favorable (Unfavorable)		Favorable (Unfavorable)
	2023		2022		2021
	(In millions)
Interest expense, net	$70.0	$(9.3)	$60.7	$2.6	$63.3
Amortization of intangible assets	10.9	(0.3)	10.6	0.1	10.7
Loss (gain) on disposition of assets	2.4	(4.9)	(2.5)	4.5	2.0
Loss (gain) on extinguishment of debt	0.0	(0.2)	(0.2)	0.2	0.0
Total	$83.3	$(14.7)	$68.6	$7.4	$76.0
Loss on Extinguishment of Debt and Interest Expense, Net
On August 12, 2022, the Company established a new revolving financing facility and the debt financing costs related to the previous credit facility were expensed for the year ended December 31, 2022. For additional details, please refer to Note 7, Long-Term Debt, in the Notes to the Consolidated Financial Statements.

The Company repaid the entire outstanding balance of approximately $585.1 million of its 2019 Class A-2-I Notes during the year ended December 31, 2023 and recognized a $1.7 million loss on extinguishment of debt from the write-off of the related remaining issuance costs. This loss was offset by a $1.7 million gain on extinguishment of debt from the purchase of $67.9 million of its 2019 Class A-2-I Notes under par value during the year ended December 31, 2023.
Interest expense, net, increased $9.3 million in 2023 compared to 2022, primarily due to the higher interest rate on our refinanced securitized notes as well as borrowings from and the increase in interest rate on our revolving credit facility (the "Credit Facility"), partially offset by the increase in interest income from improved yields. See the “Liquidity and Capital Resources of the Company” section for additional discussion related to borrowings under our Credit Facility.
Amortization of Intangible Assets
Amortization of intangible assets primarily relates to franchising rights arising from the November 2007 acquisition of Applebee's, reacquired franchise rights arising from the December 2018 acquisition of 69 Applebee's restaurants from a former franchisee, and franchising rights arising from the December 2022 acquisition of Fuzzy's. The increase in amortization expense in 2023 as compared to 2022 was due to the Fuzzy's acquisition offset by the refranchising of the Applebee's company-operated restaurants in October 2022.
Loss (Gain) on Disposition of Assets
The loss on disposition of assets for the year ended December 31, 2023 primarily related to the disposition of certain IHOP Flip'd assets. The gain on disposition of assets for the year ended December 31, 2022 primarily related to the gain on sales of the land and buildings on which three IHOP restaurants were located, the 69 Applebee's company-operated restaurants and the termination of two IHOP restaurant leases.

Income Taxes		Favorable (Unfavorable)		Favorable (Unfavorable)
	2023		2022		2021
	(In millions)
Income tax provision	$14.5	$19.2	$33.7	$(9.6)	$24.1
Effective tax rate	13.0%	16.3%	29.3%	(9.6)%	19.7%
The income tax provision will vary from period to period for two primary reasons: a change in pretax book income and a change in the effective tax rate. Changes in our pretax book income between 2023 and 2022 and are addressed in the preceding sections of “Consolidated Results of Operations - Fiscal 2023, 2022 and 2021.”
The fiscal year 2023 effective tax rate of 13.0% applied to pretax book income was different than the statutory Federal income tax rate of 21% primarily due to the conclusion of a state income tax audit settlement, resulting in an income tax benefit of $15.1 million.
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

As of each reporting date, we consider new evidence, both positive and negative, that could impact our view with regards to future realization of deferred tax assets. We believe that the future realizability of benefits arising from foreign tax credit carryforwards and certain state net operating loss carryforwards does not meet the more-likely-than-not threshold. In recognition of this risk, there is a valuation allowance of $4.4 million as of December 31, 2023.

Liquidity and Capital Resources of the Company
Our total cash balances, net of revolving credit facility borrowings, at December 31, 2023, 2022 and 2021 were as follows:

	December 31, 2023	December 31, 2022	December 31, 2021
	(In millions)
Cash and cash equivalents	$146.0	$269.7	$361.4
Restricted cash, current	35.1	38.9	47.5
Restricted cash, non-current	19.5	16.4	16.4
Total cash, restricted cash and cash equivalents	200.6	325.0	425.3
Less: Revolving credit facility borrowing	(100.0)	(100.0)	—
Total cash, restricted cash and cash equivalents, net	$100.6	$225.0	$425.3
At December 31, 2023, we had contractual obligations to repay debt, make payments under operating leases, finance leases and financing obligations, and to purchase certain goods and services. Material cash requirements to satisfy these obligations were as follows:

Obligation	Due in Fiscal 2024	Due Thereafter	Total	Reference(1)
	(in millions)
Long-term debt (principal)	$100.0	$1,094.0	$1,194.0	Note 8 - Long-term Debt
Long-term debt (interest)	72.8	218.1	290.9	Note 8 - Long-term Debt
Operating leases	80.9	321.7	402.6	Note 10 - Leases
Finance leases	8.4	45.0	53.4	Note 10 - Leases
Financing obligations	4.6	36.5	41.1	Note 9 - Financing Obligations
Purchase commitments	117.6	0.0	117.6	Note 11 - Commitments and Contingencies
Total	$384.3	$1,715.3	$2,099.6
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
Long-Term Debt
Key provisions of our long-term debt potentially impacting liquidity are summarized below. See Note 8 - Long-term Debt, of the Notes to the Consolidated Financial Statements, for additional detail on long-term debt, including the balances outstanding at December 31, 2023 and 2022.
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
Payment of Principal and Interest
While the Class A-2 Notes are outstanding, payment of principal and interest is required to be made on the Class A-2 Notes on a quarterly basis. The payment of principal on the Class A-2 Notes may be suspended when the leverage ratio for the Company and its subsidiaries is less than or equal to 5.25x. As of December 31, 2023, our leverage ratio was approximately 4.2x. Therefore, quarterly principal payments are not required.
Exceeding the leverage ratio of 5.25x does not violate any covenant related to the Class A-2 Notes.
On February 16, 2023, our Company's Board of Directors authorized a debt repurchase program of up to $100 million. Repurchases of the Company's debt, if any, are expected to reduce future cash interest payments, as well as future amounts due at maturity or upon redemption. Under the authorization, the Company may make repurchases of the Company's debt from time to time in the open market or in privately negotiated transactions upon such terms and at such prices as management may determine.
Make-whole Premiums
We may voluntarily repay the Class A-2 Notes at any time; however, if repaid prior to certain dates we would be required to pay make-whole premiums. As of December 31, 2023, the make-whole premium associated with voluntary prepayment of the Class A-2-II Notes was zero and will remain as such. As of December 31, 2023, the make-whole premium associated with voluntary prepayment of the Class A-2 Notes was approximately $43.5 million. We also would be subject to a make-whole premium in the event of a mandatory prepayment required following certain rapid amortization events or certain asset dispositions. The mandatory make-whole premium requirements are considered embedded derivatives that must be bifurcated for separate valuation. We estimated the fair value of these derivatives to be immaterial as of December 31, 2023, based on the probability-weighted discounted cash flows associated with either event.
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

Our DSCR for the reporting period ended December 31, 2023 was approximately 3.6x.
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
In August 2022, the Company borrowed $100 million against the Credit Facility, all of which was outstanding at December 31, 2023. The amount of $3.4 million was pledged against the Credit Facility for outstanding letters of credit, leaving $221.6 million of the Credit Facility available for borrowing at December 31, 2023. It is anticipated that any principal and interest on the Credit Facility outstanding will be repaid in full on or prior to the quarterly payment date in June 2027, subject to two additional one-year extensions at the option of the Company upon the satisfaction of certain conditions. The letters of credit are used primarily to satisfy insurance-related collateral requirements. The weighted average interest rate on Credit Facility borrowings for the period outstanding during the year ended December 31, 2023 was 7.68%.
Cash Flows

In summary, our cash flows for the years ended December 31, 2023 and 2022 were as follows:

	Year Ended December 31,
	2023	2022	Variance
	(In millions)
Net cash provided by operating activities	$131.1	$89.3	$41.8
Net cash used in investing activities	(30.1)	(80.9)	50.8
Net cash used in financing activities	(225.4)	(108.8)	(116.6)
Net decrease in cash, cash equivalents and restricted cash	$(124.4)	$(100.4)	$(24.0)
Operating Activities
Cash provided by operating activities is primarily driven by revenues earned and collected from our franchisees, and profit from our rental operations, financing operations and our company-owned restaurants. Cash provided by operating activities increased $41.8 million during the year ended December 31, 2023 compared to the same period of the prior year. This increase was primarily attributable to the increase in gross segment profit as discussed in the preceding sections of this MD&A, a decrease in payment for incentive compensation for the 2022 fiscal year paid in 2023, tenant improvement reimbursements received in 2023 and financing activities prepaid in 2022, offset by an increase in advertising and marketing spend primarily due to the utilization of carryover advertising fund balances from prior periods.
Investing Activities
Investing activities used net cash of $30.1 million for the year ended December 31, 2023 compared to using net cash of $80.9 million for the year ended December 31, 2022, a favorable change of $50.8 million. Net cash used in investing activities in the prior year included the Company's acquisition of Fuzzy's in December 2022 (see Note 19 - Business Acquisition of the Notes to the Consolidated Financial Statements) as well as proceeds from the sale of assets related to the refranchising of 69 Applebee's company-operated restaurants in October 2022. Capital expenditures of $37.2 million was partially offset by principal receipts from notes, equipment contracts and other long-term receivables of $9.3 million.
The following table represents the timing of principal receipts from the Company's long-term receivables for equipment, real estate leases receivable, and other notes receivable from franchisees as of December 31, 2023:

	Principal Receipts Due By Period
	2024	2025	2026	2027	2028	Thereafter	Total
	(In millions)
Equipment leases(1)	$6.7	$5.5	$4.1	$2.3	$0.8	$0.3	$19.7
Real estate leases receivable(2)	2.0	1.3	1.3	1.4	1.5	10.9	18.4
Other notes(3)	3.8	2.1	2.0	2.2	0.7	3.7	14.5
Total	$12.5	$8.9	$7.4	$5.9	$3.0	$14.9	$52.6
__________________________________________
(1)Equipment leases receivable extend through the year 2029.
(2)Real estate leases receivable extend through the year 2042.
(3)Other notes receivable extend through the year 2028.
Financing Activities
Financing activities used net cash of $225.4 million for the year ended December 31, 2023. The net increase in cash used by financing activities of $116.6 million was primarily due to the repayment and issuance of long-term debt of $159.8 million including payment of debt issuance costs, dividends paid on common stock of $31.7 million and repurchase of common stock of $26.1 million during the year ended December 31, 2023.

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

		Favorable (Unfavorable)
	2023		2022
	(In millions)
Cash flows provided by operating activities	$131.1	$41.8	$89.3
Net receipts from notes and equipment receivables	9.3	(1.3)	10.6
Additions to property and equipment	(37.2)	(1.9)	(35.3)
Adjusted free cash flow	$103.3	$38.6	$64.6
The increase in adjusted free cash flow in 2023 compared to 2022 was primarily due to the increase in cash provided by operating activities which was discussed in preceding section of this MD&A.
Capital Allocation
Dividends
During the fiscal years ended December 31, 2023, 2022 and 2021, we declared and paid dividends on common stock as shown in Note 12 - Stockholders' Deficit, of the Notes to the Consolidated Financial Statements included in this report. On February 26, 2024, our Board of Directors declared a first quarter 2024 cash dividend of $0.51 per share of common stock, payable on April 5, 2024 to the stockholders of record as of the close of business on March 20, 2024.
Share Repurchases
On February 17, 2022, our Board of Directors authorized a new share repurchase program, effective April 1, 2022, of up to $250 million (the "2022 Repurchase Program"). In connection with the approval of the 2022 Repurchase Program, the 2019 Share Repurchase Program terminated effective April 1, 2022.
A summary of shares repurchased under the 2022 Repurchase Program, during the year ended December 31, 2023 and cumulatively, is as follows:

	Shares	Cost of shares
		(In millions)
2022 Repurchase Program
Repurchased during the year ended December 31, 2023	446,189	$26.1
Cumulative (life-of-program) repurchases	1,595,778	$104.8
Remaining dollar value of shares that may be repurchased	n/a	$145.2
See Note 12 - Stockholders' Deficit, of the Notes to the Consolidated Financial Statements included in this report for shares repurchased in fiscal 2023, 2022 and 2021.
From time to time, we also repurchase shares owned and tendered by employees to satisfy tax withholding obligations on the vesting of restricted stock awards. Shares are deemed purchased at the closing price of our common stock on the vesting date. See Part II, Item 5 - Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities for detail on this stock repurchase activity during the twelve months ended December 31, 2023.
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
Goodwill and Intangible Assets
Goodwill and intangible assets considered to have an indefinite life are evaluated throughout the year to determine if indicators of impairment exist. Such indicators include, but are not limited to, events or circumstances such as a significant adverse change in our business, in the overall climate of the business, unanticipated competition, a loss of key personnel, adverse legal or regulatory developments or a significant decline in the market price of our common stock.
If no indicators of impairment have been noted during these preliminary assessments, we perform an assessment of goodwill and intangible assets annually in the fourth fiscal quarter. We first assess qualitatively whether it is more-likely-than-not that an impairment does not exist. Significant factors considered in this assessment include, but are not limited to, macro-economic conditions, market and industry conditions, cost considerations, the competitive environment, share price fluctuations, overall financial performance and results of past impairment tests. If we do not qualitatively determine that it is more-likely-than-not that an impairment does not exist, we perform a quantitative impairment test. Additionally, in any given year, we may elect to perform a quantitative assessment of impairment.
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
In the process of a quantitative test, if necessary, of the Applebee's and Fuzzy's tradename intangible asset, we primarily use the relief of royalty method under the income approach method of valuation. Significant assumptions used to determine fair value under the relief of royalty method include future trends in sales, a royalty rate, an estimated income tax rate and a discount rate to be applied to the forecast revenue stream.
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
During the year ended December 31, 2023, we performed a quantitative test on the Applebee’s goodwill and tradename using the approach described above. The fair values of goodwill and indefinite-lived intangible assets exceeded their respective carrying values as of the testing dates.

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
FASB ASC Topic 740-10 requires that a position taken or expected to be taken in a tax return be recognized in the financial statement when it is more likely than not (i.e., a likelihood of more than 50 percent) that the position would be sustained upon examination by taxing authorities including all appeals or litigation processes, based on its technical merits. A recognized tax position is then measured on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. For each reporting period, management applies a consistent methodology to measure and adjust all uncertain tax positions based on the available information.

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
Accounting Standards Adopted in the Current Fiscal Year
See Note 2 - Basis of Presentation and Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements included in this report for a description of accounting standards we adopted in fiscal 2023.
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
Interest Rate Risk
The significant majority of our long-term debt outstanding at December 31, 2023 was issued at fixed interest rates (see Note 8 - Long-Term Debt, of the Notes to Consolidated Financial Statements). We are only exposed to interest rate risk on borrowings we make under our 2022-I Variable Funding Senior Secured Notes, Class A-1, a revolving credit facility, borrowings from which are subject to variable interest rates. In August 2022, we borrowed $100 million against the Credit Facility, all of which was outstanding at December 31, 2023. A 1% increase or decrease in interest rates would not have a material impact on any fees associated with the Credit Facility.
We do not engage in speculative transactions nor do we hold or issue financial instruments for trading purposes. We had no material amounts of derivative instruments at December 31, 2023 and did not hold any material amount of derivative instruments during the year ended December 31, 2023.
Investments in instruments earning a fixed rate of interest carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. We currently do not hold any fixed rate investments.
Based on our interest-earning cash, cash equivalents and restricted cash balances as of December 31, 2023, a 1% change in interest rates would change our annual interest income by approximately $2.0 million.
Many of the food products purchased by our franchisees and area licensees are affected by commodity pricing and are therefore subject to unpredictable price volatility. Extreme increases in commodity prices and/or long-term changes could affect our franchisees, area licensees and company-operated restaurants adversely. We expect that, in most cases, the brand systems would be able to pass increased commodity prices through to their customers via increases in menu prices. From time to time, competitive circumstances could limit short-term menu price flexibility, and in those cases, franchisees' margins would be negatively impacted by increased commodity prices. Since the significant majority of our restaurants are franchised, we believe that any changes in commodity pricing that cannot be adjusted for by changes in menu pricing or other strategies would not be material to our financial condition, results of operations or cash flows.

The Company and owners of Applebee's and IHOP franchise restaurants are members of CSCS, a Co-op that manages procurement activities for the Applebee's and IHOP restaurants that belong to the Co-op. We believe the larger scale created by combining the supply chain requirements of both brands under one organization can provide cost savings and efficiency in the purchasing function. As of December 31, 2023, 100% of Applebee's domestic franchise restaurants and 100% of IHOP domestic franchise restaurants are members of CSCS. In some instances, IHOP and Applebee's may be required to guarantee their purchase of any remaining inventory of certain food and other items purchased by CSCS for the purpose of supplying limited time promotions on behalf of the Applebee's and IHOP systems as a whole. None of these food product guarantees is a derivative instrument. At December 31, 2023, our outstanding guarantees for food product purchases were $1.0 million.
International Currency Exchange Rate Risk
We have minimal exposure to international currency exchange rate fluctuations. Revenue derived from all international country operations comprised less than 3% of total consolidated revenue for the year ended December 31, 2023, such that a hypothetical concurrent 10% adverse change in the currency of every international country in which our franchisees operate restaurants would have a negative impact of less than 0.3% of our consolidated revenue. We do not hold a material amount of cash and cash equivalents in currencies other than the U.S. Dollar.

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Dine Brands Global, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Dine Brands Global, Inc. and Subsidiaries (the Company) as of December 31, 2023 and January 1, 2023, the related consolidated statements of comprehensive income, stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and January 1, 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2024 expressed an unqualified opinion thereon.

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

Goodwill and Indefinite Lived Intangible Assets Impairment Assessment
Description of the Matter
At December 31, 2023, the Company’s goodwill and indefinite lived tradename intangible asset balances related to the Applebee's franchised restaurants reporting unit (Applebee’s franchise unit) were $236.2 million and $468.0 million, respectively. As discussed in Notes 2, 6 and 7 to the consolidated financial statements, goodwill and tradename are tested for impairment at least annually, and more frequently if the Company believes indicators of impairment exist or at management’s discretion. Management elected to perform a quantitative impairment test of the Applebee’s franchise unit goodwill and tradename assets as of October 31, 2023. The impairment tests concluded that the estimated fair values exceeded the carrying values of the assets.

Auditing management’s goodwill and tradename impairment tests was especially challenging and complex due to the significant estimation underlying the determination of fair values. In particular, the fair value estimates were sensitive to changes in the significant assumptions used under the income and market approaches utilized to determine the fair value of goodwill and the relief of royalty method utilized to determine the fair value of tradename. Significant assumptions made by management in estimating fair value under the income and market approaches included future trends in sales, the appropriate discount rate, the selection of guideline companies and the valuation multiples applied. Significant assumptions used to determine fair value under the relief of royalty method included future trends in sales, royalty rate and discount rate.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill and tradename impairment tests, including controls over the review of the assumptions used and the accuracy of the underlying data.

Our testing of the Company’s impairment assessment included, among other procedures, evaluating the significant assumptions and data used in estimating fair values. For example, we compared the forecasted future sales growth rates to historical results, analyst projections and industry trends. We also performed sensitivity analyses on the significant assumptions used, agreed historical balances to accounting records, and recalculated management's estimates. Additionally, we involved our valuation specialists to assist with our evaluation of the methodology used and to assess whether assumptions such as discount rates were comparable to observable market data.
/s/ ERNST & YOUNG LLP

We have served as the Company’s auditor since 2004.

Los Angeles, California
February 28, 2024

Dine Brands Global, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share amounts)

	December 31,
Assets	2023	2022
Current assets:
Cash and cash equivalents	$146,034	$269,655
Receivables, net of allowance of $4,462 (2023) and $4,806 (2022)	127,937	119,981
Restricted cash	35,058	38,929
Prepaid gift card costs	29,545	30,235
Prepaid income taxes	3,445	3,063
Other current assets	15,759	17,901
Total current assets	357,778	479,764
Other intangible assets, net	586,033	597,028
Operating lease right-of-use assets	275,214	289,123
Goodwill	254,062	253,956
Property and equipment, net	161,891	145,277
Long-term receivables, net of allowance of $5,002 (2023) and $5,529 (2022)	35,602	39,697
Deferred rent receivable	33,326	42,329
Non-current restricted cash	19,500	16,400
Other non-current assets, net	16,881	17,917
Total assets	$1,740,287	$1,881,491

Liabilities and Stockholders' Deficit
Current liabilities:
Current maturities of long-term debt	$100,000	$100,000
Accounts payable	36,193	52,067
Gift card liability	175,640	171,966
Current maturities of operating lease obligations	63,498	59,071
Current maturities of finance lease and financing obligations	7,243	7,542
Accrued employee compensation and benefits	23,211	23,456
Accrued advertising expenses	9,446	24,157
Dividends payable	7,827	8,017
Other accrued expenses	37,394	24,446
Total current liabilities	460,452	470,722
Long-term debt, net, less current maturities	1,084,502	1,241,914
Operating lease obligations, less current maturities	269,097	275,120
Finance lease obligations, less current maturities	34,389	30,377
Financing obligations, less current maturities	26,984	28,358
Deferred income taxes, net	60,829	74,651
Deferred franchise revenue, long-term	38,658	42,343
Other non-current liabilities	16,350	19,090
Total liabilities	1,991,261	2,182,575
Commitments and contingencies
Stockholders' deficit:
Preferred stock, $1 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; shares: 40,000,000 authorized; 2023 -24,870,529 issued, 15,344,768 outstanding; 2022 - 24,959,972 issued, 15,599,239 outstanding	249	250
Additional paid-in-capital	256,542	259,339
Retained earnings	150,008	84,538
Accumulated other comprehensive loss	(64)	(65)
Treasury stock, at cost; shares: 2023 - 9,525,761; 2022 - 9,360,733	(657,709)	(645,146)
Total stockholders' deficit	(250,974)	(301,084)
Total liabilities and stockholders' deficit	$1,740,287	$1,881,491

See the accompanying notes to the consolidated financial statements.

Dine Brands Global, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenues:
Franchise revenues:
Royalties, franchise fees and other	$405,569	$373,110	$357,146
Advertising revenues	300,796	289,328	274,790
Total franchise revenues	706,365	662,438	631,936
Company restaurant sales	2,128	126,869	146,000
Rental revenues	119,970	116,491	113,933
Financing revenues	2,605	3,604	4,298
Total revenues	831,068	909,402	896,167
Cost of revenues:
Franchise expenses:
Advertising expenses	300,962	287,063	272,303
Bad debt expense (credit)	2,659	261	(4,928)
Other franchise expenses	40,782	34,584	28,512
Total franchise expenses	344,403	321,908	295,887
Company restaurant expenses	2,136	121,722	136,748
Rental expenses:
Interest expense from finance leases	2,771	2,962	3,446
Other rental expenses	84,705	85,033	84,397
Total rental expenses	87,476	87,995	87,843
Financing expenses	369	419	464
Total cost of revenues	434,384	532,044	520,942
Gross profit	396,684	377,358	375,225
General and administrative expenses	198,057	190,746	171,838
Interest expense, net	70,047	60,952	63,297
Closure and impairment charges	3,594	3,062	5,409
Amortization of intangible assets	10,923	10,559	10,679
Loss (gain) on extinguishment of debt	10	(210)	34
Loss (gain) on disposition of assets	2,350	(2,536)	2,045
Income before income taxes	111,703	114,785	121,923
Income tax provision	(14,527)	(33,674)	(24,059)
Net income	97,176	81,111	97,864
Other comprehensive income, net of tax:
Foreign currency translation adjustment	1	(6)	(4)
Total comprehensive income	$97,177	$81,105	$97,860
Net income available to common stockholders:
Net income	$97,176	$81,111	$97,864
Less: Net income allocated to unvested participating restricted stock	(2,317)	(2,174)	(2,295)
Net income available to common stockholders	$94,859	$78,937	$95,569
Net income available to common stockholders per share:
Basic	$6.23	$4.97	$5.69
Diluted	$6.22	$4.96	$5.66
Weighted average shares outstanding:
Basic	15,233	15,873	16,799
Diluted	15,242	15,901	16,890

See the accompanying notes to the consolidated financial statements.

Dine Brands Global, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Deficit
(In thousands except share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock
	Shares Outstanding	Amount				Shares	Cost	Total
Balance at December 31, 2020	16,452,174	$249	$257,625	$(55,553)	$(55)	8,429,948	$(556,917)	$(354,651)
Adoption of credit loss accounting guidance	—	—	—	—	—	—	—	—
Net loss	—	—	—	97,864	—	—	—	97,864
Other comprehensive gain	—	—	—	—	(4)	—	—	(4)
Purchase of common stock	(59,099)	—	—	—	—	59,099	(4,480)	(4,480)
Reissuance of treasury stock	660,718	1	(1,459)	—	—	(660,718)	26,795	25,337
Net use of shares for stock plans	131,862	—	—	—	—	—	—	—
Repurchase of restricted shares for taxes	(21,709)	—	(1,771)	—	—	—	—	(1,771)
Stock-based compensation	—	—	11,577	—	—	—	—	11,577
Dividends on common stock	—	—	—	(6,896)	—	—	—	(6,896)
Tax payments for share settlement of restricted stock units	—	—	(9,783)	—	—	—	—	(9,783)
Balance at December 31, 2021	17,163,946	250	256,189	35,415	(59)	7,828,329	(534,602)	(242,807)
Net income	—	—	—	81,111	—	—	—	81,111
Other comprehensive loss	—	—	—	—	(6)	—	—	(6)
Purchase of common stock	(1,737,697)	—	—	—	—	1,737,697	(120,163)	(120,163)
Reissuance of treasury stock	205,293	—	(9,378)	—	—	(205,293)	9,619	241
Net use of shares for stock plans	6,886	—	—	—	—	—	—	—
Repurchase of restricted shares for taxes	(39,189)	—	(2,867)	—	—	—	—	(2,867)
Stock-based compensation	—	—	16,131	—	—	—	—	16,131
Dividends on common stock	—	—	219	(31,988)	—	—	—	(31,769)
Tax payments for share settlement of restricted stock units	—	—	(955)	—	—	—	—	(955)
Balance at December 31, 2022	15,599,239	250	259,339	84,538	(65)	9,360,733	(645,146)	(301,084)
Net income	—	—	—	97,176	—	—	—	97,176
Other comprehensive loss	—	—	—	—	1	—	—	1
Purchase of common stock	(446,189)	—	(113)	—	—	446,189	(26,017)	(26,130)
Reissuance of treasury stock	281,161	(1)	(9,641)	—	—	(281,161)	13,454	3,812
Net use of shares for stock plans	(28,069)	—	—	—	—	—	—	—
Repurchase of restricted shares for taxes	(61,374)	—	(4,355)	—	—	—	—	(4,355)
Stock-based compensation	—	—	11,990	—	—	—	—	11,990
Dividends on common stock	—	—	181	(31,706)	—	—	—	(31,525)
Tax payments for share settlement of restricted stock units	—	—	(859)	—	—	—	—	(859)
Balance at December 31, 2023	15,344,768	$249	$256,542	$150,008	$(64)	9,525,761	$(657,709)	$(250,974)

See the accompanying notes to the consolidated financial statements.

Dine Brands Global, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net income	$97,176	$81,111	$97,864
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	35,630	37,952	39,885
Non-cash stock-based compensation expense	11,990	16,131	11,577
Non-cash closure and impairment charges	3,594	2,927	5,324
Non-cash interest expense	3,505	3,226	2,818
Deferred income taxes	(13,822)	(1,071)	(2,065)
Deferred revenue	(4,224)	(4,474)	(6,573)
Loss (gain) on extinguishment of debt	10	(210)	34
Loss (gain) on disposition of assets	2,359	(2,536)	2,041
Other	(3,552)	(5,160)	(1,593)
Changes in operating assets and liabilities:
Accounts receivable, net	1,913	(2,574)	7,301
Deferred rent receivable	9,003	7,928	6,192
Current income tax receivables and payables	1,160	8,326	(3,837)
Operating lease assets and liabilities	7,256	(11,823)	(18,212)
Gift card receivables and payables	5,095	2,783	14,759
Other current assets	1,911	(12,706)	(629)
Accounts payable	(16,027)	(3,665)	13,131
Accrued employee compensation and benefits	(1,748)	(16,264)	19,714
Accrued advertising expenses	(14,711)	(10,020)	12,111
Other current liabilities	4,622	(545)	(4,007)
Cash flows provided by operating activities	131,140	89,336	195,835
Cash flows from investing activities
Principal receipts from notes, equipment contracts and other long-term receivables	9,319	17,057	20,230
Net additions to property and equipment	(37,172)	(35,318)	(16,849)
Proceeds from sale of property and equipment	10	17,028	946
Additions to long-term receivables	(1,069)	(1,069)	—
Acquisition of business, net of cash acquired	(101)	(78,264)	—
Other	(1,084)	(338)	(466)
Cash flows (used in) provided by investing activities	(30,097)	(80,904)	3,861
Cash flows from financing activities
Proceeds from issuance of long-term debt, including revolving line of credit	530,000	100,000	—
Repayment of long-term debt	(651,713)	(38,768)	(9,750)
Repayments of revolving credit facility	(30,000)	—	(220,000)
Payment of debt issuance costs	(8,044)	(6,289)	—
Dividends paid on common stock	(31,715)	(30,765)	—
Repurchase of common stock	(26,130)	(120,452)	(4,191)
Principal payments of finance lease and financing obligations	(6,431)	(8,946)	(10,238)
Proceeds from stock options exercised	3,812	241	25,337
Repurchase of restricted stock for tax payments upon vesting	(4,355)	(2,867)	(1,771)
Tax payments for share settlement of restricted stock units	(859)	(955)	(9,783)
Cash flows used in financing activities	(225,435)	(108,801)	(230,396)
Net change in cash, cash equivalents and restricted cash	(124,392)	(100,369)	(30,700)
Cash, cash equivalents and restricted cash at beginning of year	324,984	425,353	456,053
Cash, cash equivalents and restricted cash at end of year	$200,592	$324,984	$425,353
Supplemental disclosures
Interest paid	$73,976	$64,599	$65,229
Income taxes paid	$28,409	$28,085	$31,300
Non-cash conversion of accounts receivable to notes receivable	$1,367	$84	$4,258
Non-cash balance sheet gross-up of receivables and other accrued expenses	$(11,000)	$—	$—
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
As of December 31, 2023, there were 1,814 IHOP restaurants, of which 1,657 were subject to franchise agreements and 157 were subject to area license agreements. These IHOP restaurants were located in all 50 states of the United States, the District of Columbia, two United States territories and 13 countries outside the United States. As of December 31, 2023, there were 1,642 Applebee's® restaurants, all of which were subject to franchise agreements. These Applebee's restaurants were located in 49 states of the United States, two United States territories and 12 countries outside the United States. As of December 31, 2023, the Company had 132 Fuzzy restaurants in 18 states of the United States, of which 131 were subject to franchise agreements and one was company-operated.
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
Fiscal Periods
The Company has a 52/53 week fiscal year that ends on the Sunday nearest to December 31 of each year. In a 52-week fiscal year, each fiscal quarter contains 13 weeks, comprised of two, four-week fiscal months followed by a five-week fiscal month. In a 53-week fiscal year, the last month of the fourth fiscal quarter contains six weeks. For convenience, the Company refers to its fiscal years as ending on December 31 and its fiscal quarters as ending on March 31, June 30 and September 30. There were 52 calendar weeks in our 2023, 2022, and 2021 fiscal year that ended December 31, 2023, January 1, 2023, and January 2, 2022, respectively.
Use of Estimates
The preparation of financial statements in conformity with United States generally accepted accounting principles (“U.S. GAAP”) requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities, if any, at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates are made in the calculation and assessment of the following: impairment of tangible and intangible assets and goodwill; purchase price allocation of acquired companies to the assets acquired and liabilities assumed; income taxes; allowance for doubtful accounts and notes receivables; lease accounting estimates; contingencies; and stock-based compensation. On an ongoing basis, the Company evaluates its estimates based on historical experience, current conditions and various other assumptions that are believed to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates.
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
Accounts receivable are derived from revenues earned from franchisees and area licensees located primarily in the United States. Financing receivables arise from the financing of restaurant equipment, real estate leases or franchise fees with the Company by IHOP franchisees. The Company is subject to a concentration of credit risk with respect to receivables from franchisees that own a large number of Applebee's, IHOP or Fuzzy's restaurants. As of December 31, 2023, two franchisees (one Applebee's franchisee and one franchisee with cross-brand ownership) operated a combined total of 822 Applebee's and IHOP restaurants in the United States, which comprised 24.4% of the total Applebee's, IHOP and Fuzzy's franchise and area license restaurants in the United States. Revenues from these two franchisees represented 21.1%, 18.8%, and 18.0% of total consolidated revenue for the years ended December 31, 2023, 2022 and 2021, respectively. One franchisee represented 13.9%, 12.5%, and 11.8% of total consolidated revenue for the years ended December 31, 2023, 2022 and 2021, respectively. Receivables from these franchisees totaled $19.7 million and $20.9 million at December 31, 2023 and 2022, respectively.
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

	December 31,
	2023	2022
	(In millions)
Money market funds	$42.0	$75.0
IHOP advertising funds and gift card programs	82.8	96.7
Other depository accounts	21.2	98.0
Total cash and cash equivalents	$146.0	$269.7
Restricted Cash
Current
Current restricted cash primarily consisted of funds required to be held in trust in connection with the Company's securitized debt and funds from Applebee's and Fuzzy's franchisees pursuant to franchise agreements, usage of which was restricted to advertising activities. The components of current restricted cash were as follows:

	December 31,
	2023	2022
	(In millions)
Securitized debt reserves	$31.2	$32.4
Applebee's advertising funds	2.0	5.4
Other	1.9	1.1
Total current restricted cash	$35.1	$38.9
Non-current
Non-current restricted cash of $19.5 million and $16.4 million at December 31, 2023 and 2022, respectively, represents interest reserves set aside for the duration of the securitized debt. The required reserve is approximately one quarter's interest payment on the Company's securitized debt.
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
Goodwill has been allocated to four reporting units. The significant majority of the Company's goodwill resulted from the November 29, 2007 acquisition of Applebee's and was allocated to the Applebee's franchised restaurants unit (“Applebee's franchise unit”). Smaller amounts of goodwill arising from other business combinations have been allocated to the Fuzzy's franchised restaurants unit (“Fuzzy's franchise unit”), the IHOP franchised restaurants unit (“IHOP franchise unit”) and the Applebee's company restaurants unit (“Applebee's company unit”). In October 2022, the Company refranchised the Applebee's company restaurant units and disposed the related assets. See Note 6 - Goodwill, of the Notes to the Consolidated Financial Statements for additional information.
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
When evaluating goodwill and indefinite-lived intangible assets for impairment, under U.S. GAAP, the Company may first perform an assessment of qualitative factors to determine if the fair value of the reporting unit or the intangible asset is more-likely-than-not greater than the carrying amount. Such qualitative factors include, but are not limited to, macro-economic conditions, market and industry conditions, cost considerations, current and future income tax rates, the competitive environment, fluctuations in the market value of the Company's common stock, absolute and relative to peers, overall financial performance and results of past impairment tests. If, based on a review of the qualitative factors, the Company determines it is more-likely-than-not that the fair value is greater than the carrying value, the Company may bypass a quantitative test for impairment. Additionally, in any given year, the Company can elect to perform a quantitative assessment of impairment.

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
Business Combinations
From time to time, the Company may enter into business combinations. In accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations, the Company applies the acquisition method for acquisitions that meet the definition of a business combination. Under the acquisition method, the Company estimates the fair value of the identifiable assets and liabilities of the acquired entity on the acquisition date. Acquired intangible assets are valued using different methods under the income approach, including but not limited to, the multi-period excess earnings method for tradenames and franchising rights and the relief of royalty method for recipes. The Company measures goodwill as the excess of consideration transferred over the net of the acquisition date fair values of the identifiable assets acquired and liabilities assumed. Goodwill is assigned to each reporting unit that is expected to benefit from the synergies of the business combination. Acquisition-related expenses and transaction costs associated with business combinations are expensed in the period incurred which is included in the General and administrative expenses line item of the Consolidated Statements of Comprehensive Income.
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
Gift Card
The Company administers gift card programs for each restaurant concept. The Company records a liability in the period in which a gift card is sold and recognizes costs associated with its administration of the gift card programs as prepaid assets when the costs are incurred. The liability and prepaid asset recorded on the Company's books are relieved when gift cards are redeemed. If redemption occurs at a franchisee-operated restaurant, the gift card proceeds, net of costs, is remitted to the franchisee. The Company receives gift card breakage revenue only from gift cards redeemed at company-operated restaurants. There was no breakage revenue for gift cards estimated to be redeemable at company-operated restaurants for the year ended December 31, 2023. Breakage revenue for gift cards estimated to be redeemable at company-operated restaurants for the years ended December 31, 2022 and 2021 were $0.3 million and $0.3 million, respectively.
Allowance for Credit Losses
The allowance for credit losses is the Company's best estimate of the amount of probable credit losses incurred on existing receivables; however, changes in circumstances relating to receivables may result in changes to the allowance in the future. The Company determines the allowance based on historical losses, current conditions, and reasonable and supportable forecasts used in assessing the franchisee's or area licensee's ability to pay outstanding balances. The primary indicator of credit quality is delinquency, which is considered to be a receivable balance greater than 90 days past due. The Company continually reviews the allowance for credit losses. Past due balances and future obligations are reviewed individually for collectability. Account balances are charged against the allowance after all collection efforts have been exhausted and the potential for recovery is considered remote. See Note 4 - Current Expected Credit Losses, of the Notes to the Consolidated Financial Statements for additional information.
Leases
The Company accounts for its leasing activities in accordance with accounting guidance for leases, as codified in Accounting Standards Topic 842 (“ASC 842”). In adopting ASC 842, the Company utilized expedients that allowed it to retain the classification, as either an operating lease or a finance lease, that was previously determined under prior accounting guidance for leases. The Company reassesses this classification upon renewal, extension or the modification of an existing lease

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)
agreement. The Company determines the appropriate classification upon entering into a new contract determined to contain a lease.
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
Advertising
Advertising expense reflected in the Consolidated Statements of Comprehensive Income includes our contributions to the national advertising funds, local marketing advertising costs incurred by company-operated restaurants, and certain advertising costs incurred by the Company to benefit future franchise operations. Costs of advertising typically are expensed either as incurred or the first time the advertising takes place. Any excess or deficiency of advertising fee revenue compared to advertising expenditures, is recognized in the fourth quarter of the Company's fiscal year. Any excess of revenue over expenditures is recognized only to the extent of previously recognized deficits. When advertising revenues exceed the related advertising expenses and there is no recovery of a previously recognized deficit of advertising revenues, advertising costs are accrued up to the amount of revenues.
Advertising expense included in company restaurant operations for the years ended December 31, 2023, 2022 and 2021 was $0.1 million, $5.6 million and $6.8 million, respectively.
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
The Company believes the fair value of the Credit Facility approximate carrying value due to the variable interest rate. The fair values of the Company's long-term debt, excluding the Credit Facility, at December 31, 2023 and December 31, 2022 were as follows:

	December 31,
	2023	2022
	(In millions)
Face Value	$1,094.0	$1,247.0
Fair Value	$1,085.8	$1,167.0
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
Franchise Segment
As of December 31, 2023, the franchise operations reportable segment consisted of 1,642 restaurants operated by Applebee's franchisees in the United States, two United States territories and 12 countries outside the United States; 1,814 restaurants operated by IHOP franchisees and area licensees in the United States, two United States territories and 13 countries outside the United States; and 131 restaurants operated by Fuzzy's franchisees in the United States. Franchise operations revenue consists primarily of royalties and advertising fees based on a percentage of the franchisee's gross sales, sales of proprietary products (primarily IHOP pancake and waffle dry mixes) and other franchise fees.
Franchise operations expenses include advertising expense, the cost of proprietary products, pre-opening training expenses and other franchise-related costs.
Rental Segment
Rental operations revenue includes revenue from operating leases and interest income from real estate leases. Rental operations expenses are costs of operating leases and interest expense of finance leases on franchisee-operated restaurants. The rental operations revenue and expenses are primarily generated by IHOP. Applebee's and Fuzzy's have no or an insignificant amount of rental activity.
Financing Segment
Financing operations revenue primarily consists of interest income from the financing of IHOP franchise fees and equipment leases, notes receivable from Applebee's, IHOP and Fuzzy's franchisees and sales of equipment associated with refranchised IHOP restaurants. Financing expenses are the cost of restaurant equipment.
Company Segment
In connection with our acquisition of Fuzzy's in December 2022, the Company acquired three company-owned Fuzzy's restaurants, and subsequently refranchised two restaurants in April 2023. As of December 31, 2023, the Company operated one Fuzzy's restaurant. During 2022 and 2021, the Company operated 69 Applebee's restaurants that were acquired from a former franchisee in December 2018. The 69 Applebee's company-operated restaurants were sold in October 2022. All company-operated restaurants were located in the United States. Company restaurant sales are retail sales at company-operated restaurants. Company restaurant expenses are operating expenses at company-operated restaurants and include food, beverage, labor, benefits, utilities, rent and other operating costs.

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)
Accounting Standards Adopted in the Current Fiscal Year
In October 2021, the FASB issued Accounting Standards Update ("ASU") No. 2021-08, "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers." The ASU primarily requires contract assets and contract liabilities acquired in a business combination to be recognized and measured in accordance with ASC 606, the revenue standard, and is effective for fiscal years beginning after December 15, 2022. Adoption did not have any material effect on the consolidated financial statements.
Additional new accounting guidance became effective for the Company as of the beginning of fiscal 2023 that the Company reviewed and concluded was either not applicable to its operations or had no material effect on its consolidated financial statements in the current or future fiscal years.
Newly Issued Accounting Standards Not Yet Adopted
In November 2023, the FASB issued ASU No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure," which updates reportable segment disclosure requirements. The ASU primarily requires enhanced disclosures about significant segment expenses and information used to assess segment performance and is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024 with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU in our disclosures.
In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and should be applied on a prospective basis with the option to apply the standard retrospectively. The Company is currently evaluating the impact of adopting this ASU on our disclosures.
The Company reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact to the consolidated financial statements.
3. Revenue
The following table disaggregates our franchise revenues by major type for the years ended December 31, 2023, 2022 and 2021:

	Year ended December 31,
	2023	2022	2021
Franchise Revenues	(In thousands)
Royalties	$325,643	$303,724	$292,372
Advertising fees	300,796	289,328	274,790
Proprietary product sales and other	71,058	60,749	51,250
Franchise and development fees	8,868	8,637	13,524
Total franchise revenues	$706,365	$662,438	$631,936
Accounts and other receivables related to franchise revenues as of December 31, 2023 and 2022 were $68.7 million (net of allowance of $2.7 million) and $69 million (net of allowance of $1.3 million), respectively, and were included in receivables, net in the Consolidated Balance Sheets.
Changes in the Company's deferred franchise revenue during the year ended December 31, 2023 were as follows:

Deferred Franchise Revenue (short- and long-term)
(In thousands)
Balance at December 31, 2022	$49,493
Recognized as revenue during the year ended December 31, 2023	(8,223)
Fees deferred during the year ended December 31, 2023	3,999
Balance at December 31, 2023	$45,269

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

3. Revenue (Continued)
The balance of deferred franchise revenue as of December 31, 2023 is expected to be recognized as follows:

(In thousands)
2024	$6,611
2025	5,850
2026	5,018
2027	4,122
2028	3,151
Thereafter	20,517
Total	$45,269
The current balance of deferred franchise revenue is included as Other accrued expenses on the Consolidated Balance Sheets.
4. Current Expected Credit Losses (“CECL”)
The CECL reserve methodology requires companies to measure expected credit losses on financial instruments based on the total estimated amount to be collected over the lifetime of the instrument. Under the CECL model, reserves may be established against financial asset balances even if the risk of loss is remote or has not yet manifested itself.
In applying the CECL methodology, the Company developed its estimated loss reserves in the following manner. The Company continued to record specific reserves against account balances of franchisees deemed “at-risk” when a potential loss is likely or imminent as a result of prolonged payment delinquency (greater than 90 days past due) and where notable credit deterioration has become evident. For financial assets that are not currently deemed “at-risk,” an allowance is recorded based on expected loss rates derived pursuant to the following CECL methodology that assesses four components - historical losses, current conditions, reasonable and supportable forecasts, and reversion to history, if applicable.
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
Notes Receivable
Notes receivable balances primarily relate to the conversion of certain Applebee's franchisee accounts receivable to notes receivable, cash loans to franchisees for working capital purposes, a note receivable in connection with the sale of IHOP company restaurants in June 2017, and IHOP franchise fee and other notes. The notes are typically collateralized by the franchise. The notes generally have a term from one to eight years and bear interest averaging 5.0% and 5.3% per annum at December 31, 2023 and 2022, respectively. Due to the risk inherent in Applebee's notes that were converted from previously delinquent franchisee accounts receivable balances, a significant portion of these notes have specific reserves recorded against them totaling $6.5 million as of December 31, 2023.
Equipment Leases Receivable
Equipment leases receivable primarily relate to IHOP franchise development activity prior to 2003. IHOP provided the financing for the leasing of the equipment. Equipment lease contracts are collateralized by the equipment in the restaurant. Equipment lease contracts are due in equal weekly installments, and bear interest averaging 9.6% and 9.8% per annum at December 31, 2023 and 2022, respectively. The term of an equipment lease contract typically coincides with the term of the corresponding restaurant building lease. The weighted average remaining life of the Company’s equipment leases is 3.2 years as of December 31, 2023. The estimated fair value of the equipment collateralizing these lease contracts are not deemed to be significant given the very seasoned and mature nature of this portfolio.
Real Estate Leases Receivable
Real estate lease receivable also primarily relate to IHOP franchise development activity prior to 2003 when IHOP typically leased or purchased the restaurant site, built and equipped the restaurant, and then franchised the restaurant to a franchisee. IHOP provided the financing for leasing or subleasing the site. Real estate lease receivables at December 31, 2023, were comprised of 26 leases with a weighted average remaining life of 11.0 years, and relate to locations that IHOP is leasing from third parties and subleasing to franchisees. Where applicable, building leases and equipment contracts contain cross-default provisions wherein a default under one constitutes a default under all.
Distributor Receivables
Receivables due from distributors are related to the sale of proprietary products to franchisees through the Company’s network of suppliers and distributors and are included as part of Other receivables.
Total receivables balances at December 31, 2023 and 2022 were as follows:

Receivables	2023	2022
	(In millions)
Accounts receivable	$68.0	$67.5
Gift card receivables	33.7	34.6
Notes receivable	14.9	17.2
Financing receivables:
Equipment leases receivable	19.7	26.6
Real estate leases receivable	18.4	18.5
Other receivables	18.3	5.6
	173.0	170.0
Less: allowance for doubtful accounts and notes receivable	(9.5)	(10.3)
	163.5	159.7
Less: current portion	(127.9)	(120.0)
Long-term receivables	$35.6	$39.7

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

4. Current Expected Credit Losses (Continued)
Changes in the allowance for credit losses during the years ended December 31, 2023 and 2022 were as follows:

	Accounts Receivable	Notes receivable, short-term	Notes receivable, long-term	Lease Receivables	Equipment Receivables	Other (1)	Total
	(In millions)
Balance, December 31, 2021	$1.0	$3.8	$6.6	$0.2	$0.1	$0.2	$11.9
Bad debt (credit) expense	(0.1)	1.4	(1.1)	0.0	(0.0)	0.0	0.3
Advertising provision adjustment	0.5	(0.8)	(0.2)	—	—	—	(0.5)
Write-offs	(0.3)	(0.9)	—	(0.0)	(0.0)	(0.3)	(1.5)
Recoveries	0.1	—	—	0.0	0.0	0.0	0.1
Balance, December 31, 2022	$1.2	$3.5	$5.3	$0.2	$0.1	$(0.1)	$10.3
Bad debt (credit) expense	1.5	0.4	(0.2)	0.0	0.8	0.1	2.7
Advertising provision adjustment	1.0	(0.2)	—	—	—	—	0.8
Write-offs	(1.2)	(1.9)	(0.3)	(0.0)	(0.9)	—	(4.3)
Recoveries	0.0	—	—	0.0	0.0	0.0	0.0
Balance, December 31, 2023	$2.5	$1.8	$4.8	$0.2	$0.2	$0.0	$9.5
_________________________________
(1) Primarily distributor receivables, gift card receivables and credit card receivables.
The Company's primary credit quality indicator for all portfolio segments is delinquency. Generally, the notes receivables, leases receivables, equipment receivables, and other receivables (primarily consists of credit card receivables) are not delinquent.
The year of origination of the Company's financing receivables at December 31, 2023 as follows:

	Notes receivable, short and long-term	Lease Receivables	Equipment Receivables	Total
	(In millions)
2023	$5.5	$3.6	$1.0	$10.1
2022	0.9	8.1	—	9.0
2021	8.3	2.3	—	10.6
2020	0.2	1.2	—	1.4
2019	—	0.7	—	0.7
Prior	0.0	2.5	18.7	21.2
Total	$14.9	$18.4	$19.7	$53.0
The Company does not place its financing receivables in non-accrual status.
5. Property and Equipment
Property and equipment by category at December 31, 2023 and 2022 were as follows:

	2023	2022
	(In millions)
Leaseholds and improvements	$219.2	$211.5
Properties under finance leases	59.0	56.7
Equipment and fixtures	42.7	41.5
Buildings and improvements	51.3	51.3
Land	47.8	47.8
Internal-use software	64.6	52.6
Construction in progress	3.2	17.6
Property and equipment, gross	487.8	479.0
Less: accumulated depreciation and amortization	(325.9)	(333.7)
Property and equipment, net	$161.9	$145.3

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

5. Property and Equipment (Continued)
The Company recorded depreciation expense on property and equipment of $24.7 million, $27.4 million and $29.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Accumulated depreciation and amortization includes accumulated amortization for properties under finance leases in the amount of $43.7 million and $45.3 million at December 31, 2023 and 2022, respectively.
6. Goodwill
The significant majority of the Company's goodwill arose from the November 29, 2007 acquisition of Applebee's. In October 2022, the disposition of assets of $4.6 million was related to the refranchising and sale of the restaurant assets of 69 Applebee's company-operated restaurants. In December 2022, the addition to goodwill of $7.0 million arose from the acquisition of Fuzzy's, which was determined to be a separate reporting unit. Changes in the carrying amount of goodwill for the years ended December 31, 2023, 2022 and 2021 are as follows:

	Applebee's Franchise Unit	Applebee's Company Unit	IHOP Franchise Unit	Fuzzy's Franchise Unit	Total
	(In millions)
Balance at December 31, 2020	$236.2	$4.6	$10.8	$—	$251.6
Balance at December 31, 2021	236.2	4.6	10.8	—	251.6
Disposition of assets	—	(4.6)	—	—	(4.6)
Business acquisition	—	—	—	7.0	7.0
Balance at December 31, 2022	236.2	—	10.8	7.0	254.0
Purchase price adjustment	—	—	—	0.1	0.1
Balance at December 31, 2023	$236.2	$—	$10.8	$7.1	$254.1
Gross and net carrying amounts of goodwill at December 31, 2023 and 2022 are as follows:

	December 31, 2023			December 31, 2022
	Gross	Accumulated Impairment Loss	Net	Gross	Accumulated Impairment Loss	Net
	(In millions)
Applebee's Franchise Unit	$686.7	$(450.5)	$236.2	$686.7	$(450.5)	$236.2
Applebee's Company Unit	—	—	—	4.6	(4.6)	—
IHOP Franchise Unit	10.8	—	10.8	10.8	—	10.8
Fuzzy's Franchise Unit	7.1	—	7.1	7.0	—	7.0
Total	$704.6	$(450.5)	$254.1	$709.1	$(455.1)	$254.0
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
2023 Assessment
In the fourth quarter of 2023, the Company performed qualitative assessments of its goodwill in accordance with its accounting policies, and determined that it was more-likely-than-not that an impairment does not exist. Significant factors considered in this assessment include macro-economic conditions, market and industry conditions, cost considerations, the competitive environment, share price fluctuations, overall financial performance and results of past impairment tests.
Additionally, we elected to perform quantitative tests for impairment on the Applebee's goodwill. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The fair value technique used in this instance is classified as Level 3, where unobservable inputs are used when little or no market data is available.

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
As a result of performing the quantitative test of impairment, the fair value was substantially in excess of its respective carrying value as of the testing date.
2022 and 2021 Assessments
In the fourth quarters of 2022 and 2021, the Company performed qualitative assessments of its goodwill in accordance with its accounting policies. We first assess qualitatively whether it is more-likely-than-not that an impairment does not exist. Significant factors considered in this assessment include macro-economic conditions, market and industry conditions, cost considerations, the competitive environment, share price fluctuations, overall financial performance and results of past impairment tests. As result of the qualitative assessment, the Company concluded it was more likely than not that the fair values of each unit exceeded the respective carrying amounts and therefore, a quantitative test of impairment was not necessary.
7. Other Intangible Assets
The significant majority of the Company's other intangible assets arose from the November 29, 2007 acquisition of Applebee's. Franchise rights, reacquired franchise rights, favorable leaseholds, and recipes, which is included in Other below, is subject to amortization. Changes in the carrying amounts for the years ended December 31, 2023, 2022 and 2021 are as follows:

	Tradenames	Franchising Rights	Reacquired Franchise Rights	Favorable Leaseholds	Other	Total
	(In millions)
Balance at December 31, 2020	$468.0	$69.0	$5.7	$3.2	$3.8	$549.7
Amortization expense	—	(10.0)	(0.6)	(0.1)	—	(10.7)
Additions	—	—	—	—	0.4	0.4
Balance at December 31, 2021	468.0	59.0	5.1	3.1	4.2	539.4
Amortization expense	—	(10.0)	(0.4)	(0.1)	—	(10.6)
Additions	57.2	14.8	—	—	0.8	72.8
Disposition	—	—	(4.7)	—	—	(4.7)
Balance at December 31, 2022	525.2	63.8	—	3.0	5.0	597.0
Impairment	—	—	—	—	(0.3)	(0.3)
Amortization expense	—	(10.8)	—	(0.1)	0.0	(10.9)
Additions	—	—	—	—	0.2	0.2
Balance at December 31, 2023	$525.2	$53.0	$—	$2.9	$4.9	$586.0
In December 2022, the Company acquired Fuzzy's and recorded $57.2 million of tradename, $14.8 million of franchising rights and $0.5 million of recipes as intangible assets. In October 2022, the $4.7 million disposition of assets was related to the refranchising and sale of the restaurant assets of 69 Applebee's company-operated restaurants. Additions and impairment of other intangibles for the years ended December 31, 2023, 2022, and 2021 are individually insignificant.

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

7. Other Intangible Assets (Continued)
The estimated annual amortization expense for the next five fiscal years are as follows:

	Franchising rights	Favorable leaseholds	Other	Total
	(In millions)
2024	$10.7	$0.2	$0.0	$10.9
2025	10.7	0.2	$0.0	$10.9
2026	10.7	0.2	$0.0	$10.9
2027	9.8	0.2	$0.0	$10.0
2028	0.7	0.2	$0.0	$0.9
Gross and net carrying amounts of intangible assets subject to amortization at December 31, 2023 and 2022 are as follows:

	December 31, 2023			December 31, 2022
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In millions)
Franchising rights	$214.8	$(161.8)	$53.0	$214.8	$(151.0)	$63.8
Favorable leaseholds	3.4	(0.5)	2.9	$3.4	$(0.4)	3.0
Total	$218.2	$(162.2)	$55.9	$218.2	$(151.4)	$66.8
In the fourth quarter of fiscal 2023, the Company performed a quantitative assessment of the Applebee's tradename and concluded the fair value exceeded the carrying amount. In the fourth quarter of fiscal 2022, the Company performed a qualitative assessment of the Applebee's tradename and concluded the fair value exceeded the carrying amount.
8. Long-Term Debt
Long-term debt at December 31, 2023 and 2022 consists of the following components:

	2023	2022
	(In millions)
Series 2019-1 4.194% Fixed Rate Senior Secured Notes, Class A-2-I	$—	$653.0
Series 2019-1 4.723% Fixed Rate Senior Secured Notes, Class A-2-II	594.0	594.0
Series 2022-1 Variable Funding Senior Secured Notes, Class A-1, variable interest rate of 7.95% and 7.29% at December 31, 2023 and December 31, 2022, respectively	100.0	100.0
Series 2023-1 7.824% Fixed Rate Senior Secured Notes, Class A-2	500.0	—
Unamortized debt issuance costs	(9.5)	(5.1)
Long-term debt, net of debt issuance costs	1,184.5	1,341.9
Current portion of long-term debt	(100.0)	(100.0)
Long-term debt	$1,084.5	$1,241.9
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
On April 17, 2023, the Co-Issuers completed a refinancing transaction and issued $500 million of Series 2023-1 7.824% Fixed Rate Senior Secured Notes, Class A-2 (the “2023 Class A-2 Notes”). The 2023 Class A-2 Notes were issued pursuant to an offering exempt from registration under the Securities Act of 1933, as amended. The Company used the net proceeds of the

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

8. Long-Term Debt (Continued)
2023 Class A-2 Notes to repay the entire outstanding balance of approximately $585.1 million of the 2019 Class A-2-I Notes and to pay fees and expenses incurred in connection with the issuance of the 2023 Class A-2 Notes. The remaining 2019 Class A-2-II Notes and the Credit Facility, together with the 2023 Class A-2 Notes are referred to collectively herein as the “Notes.” The Notes were issued in securitization transactions pursuant to which substantially all the domestic revenue-generating assets and domestic intellectual property held by the Co-Issuers and certain other special-purpose, wholly-owned indirect subsidiaries of the Company (the “Guarantors”) were pledged as collateral to secure the Notes.
The Notes were issued under a Base Indenture, dated as of September 30, 2014, amended and restated as of June 5, 2019 and further amended and restated as of April 17, 2023 (the “Base Indenture”). In addition, the 2019 Class A-2-II Notes were issued under the related Series 2019-1 Supplement to the Base Indenture, dated June 5, 2019 (the “Series 2019-1 Supplement”), among the Co-Issuers and Citibank, N.A., as the trustee (in such capacity, the “Trustee”) and securities intermediary, the Credit Facility was issued under the related Series 2022-1 Supplement to the Base Indenture, dated August 12, 2022 (“Series 2022-1 Supplement”), among the Co-Issuers and Citibank, N.A., as Trustee and securities intermediary, and the 2023 Class A-2 Notes were issued under the related Series 2023-I Supplement to the Base Indenture, dated April 17, 2023 (the "Series 2023-I Supplement"), among the Co-Issuers and Citibank, N.A., as Trustee and securities intermediary. The Base Indenture, Series 2019-1 Supplement, Series 2022-1 Supplement, and Series 2023-I Supplement (collectively, the “Indenture”) will allow the Co-Issuers to issue additional series of notes in the future subject to certain conditions set forth therein.
2019 Class A-2 Notes
The 2019 Class A-2-I Notes were voluntarily repaid in full on April 17, 2023, while the 2019 Class A-2-II Notes remain outstanding as of December 31, 2023.
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
While the 2019 Class A-2-II Notes are outstanding, payment of principal and interest is required to be made on the 2019 Class A-2-II Notes on a quarterly basis. The quarterly principal payment of $1.5 million on the 2019 Class A-2-II Notes may be suspended when the leverage ratio for the Company and its subsidiaries is less than or equal to 5.25x. Exceeding the leverage ratio of 5.25x does not violate any covenant related to the Notes. In general, the leverage ratio is the Company's indebtedness (as defined in the Indenture) divided by adjusted EBITDA (as defined in the Indenture) for the four preceding quarterly periods. The complete definitions of all calculation elements of the leverage ratio are contained in the Indenture.
As of December 31, 2023 the Company's leverage ratio was 4.2x. As a result, quarterly principal payments on the 2019 Class A-2-II Notes of $1.5 million currently are not required. The Company may voluntarily repay the 2019 Class A-2-II Notes at any time without any associated make-whole premium.
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
In August 2022, the Company borrowed $100 million against the Credit Facility, all of which was outstanding at December 31, 2023. The amount of $3.4 million was pledged against the Credit Facility for outstanding letters of credit, leaving $221.6 million of the Credit Facility available for borrowing at December 31, 2023. It is anticipated that any principal and interest on the Credit Facility outstanding will be repaid in full on or prior to the quarterly payment date in June 2027, subject to two additional one-year extensions at the option of the Company upon the satisfaction of certain conditions. The letters of credit are used primarily to satisfy insurance-related collateral requirements. The weighted average interest rate for the period outstanding during the year ended December 31, 2023 was 7.68%.
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
As of December 31, 2023, the Company's leverage ratio was approximately 4.2x. As a result, quarterly principal payments on the 2023 Class A-2 Notes of $1.25 million currently are not required.
The Company may voluntarily repay the 2023 Class A-2 Notes at any time; however, if the 2023 Class A-2 Notes are repaid prior to certain dates, the Company would be required to pay make-whole premiums. As of December 31, 2023, the make-whole premium associated with voluntary prepayment of the 2023 Class A-2 Notes was approximately $43.5 million. The Company also would be subject to a make-whole premium in the event of a mandatory prepayment required following a Rapid Amortization Event or certain asset dispositions. The mandatory make-whole premium requirements are considered derivatives embedded in the Notes that must be bifurcated for separate valuation. The Company estimated the fair value of these derivatives to be immaterial as of December 31, 2023, based on the probability-weighted discounted cash flows associated with either event.
Management Agreement
Under the terms of the Management Agreement, dated September 30, 2014, as amended and restated as of September 5, 2018, as further amended and restated as of June 5, 2019 and as further amended and restated as of April 17, 2023, among the Co-Issuers and the Guarantors (collectively, the “Securitization Entities”), the Company, Applebee’s Services, Inc., International House of Pancakes, LLC and the Trustee, the Company will act as the manager with respect to substantially all of the assets of the Securitization Entities (the “Securitized Assets”). The primary responsibilities of the manager will be to perform certain franchising, distribution, intellectual property and operational functions on behalf of the Securitization Entities with respect to the Securitized Assets pursuant to the Management Agreement. The manager will be entitled to the payment of the weekly management fee, as set forth in the Management Agreement and will be subject to the liabilities set forth in the Management Agreement.
Repurchase Program
On February 16, 2023, our Company's Board of Directors authorized a debt repurchase program of up to $100 million. Repurchases of the Company's debt, if any, are expected to reduce future cash interest payments, as well as future amounts due at maturity or upon redemption. Under the authorization, the Company may make repurchases of the Company's debt from time to time in the open market or in privately negotiated transactions upon such terms and at such prices as management may determine.

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
In general, the DSCR ratio is Net Cash Flow (as defined in the Indenture) for the four quarters preceding the calculation date divided by the total debt service payments (as defined in the Indenture) of the preceding four quarters. The complete definitions of the DSCR and all calculation elements are contained in the Indenture. Failure to maintain a prescribed DSCR can trigger a Cash Flow Sweeping Event, a Rapid Amortization Event, a Manager Termination Event or a Default Event (each as defined in the Indenture) as described below. In a Cash Flow Sweeping Event, the Trustee is required to retain 50% of excess Cash Flow (as defined in the Indenture) in a restricted account. In a Rapid Amortization Event, all excess Cash Flow is retained and used to retire principal amounts of debt. In a Manager Termination Event, the Company may be replaced as manager of the assets securitized under the Indenture. In a Default Event, the outstanding principal amount and any accrued but unpaid interest can be called to become immediately due and payable. Key DSCRs are as follows:
•DSCR less than 1.75x - Cash Flow Sweeping Event
•DSCR less than 1.20x - Rapid Amortization Event
•Interest-only DSCR less than 1.20x - Manager Termination Event
•Interest-only DSCR less than 1.10x - Default Event
The Company's DSCR for the reporting period ended December 31, 2023 was approximately 3.6x.
Debt Issuance Costs
2023 Class A-2 Notes
The Company incurred costs of approximately $8.0 million in connection with the issuance of the 2023 Class A-2 Notes. These debt issuance costs are being amortized using the effective interest method over the estimated life of the 2023 Class A-2 Notes. Amortization costs of $0.7 million were included in interest expense for the year ended December 31, 2023. As of December 31, 2023, unamortized debt issuance costs of $7.3 million are reported as a direct reduction of the 2023 Series Class A-2 Notes in the Consolidated Balance Sheets.
2022 Class A-1 Notes
In August 2022, the Company incurred costs of approximately $6.3 million in connection with the issuance of the Credit Facility. These debt issuance costs are being amortized over the estimated life of the Credit Facility. Amortization costs of $1.2 million and $0.4 million were included in interest expense for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, unamortized debt issuance costs of $4.7 million related to the Credit Facility are classified as other non-current assets in the Consolidated Balance Sheets.
2019 Class A-2 Notes
The Company incurred costs of approximately $12.9 million in connection with the issuance of the 2019 Class A-2 Notes. These debt issuance costs are being amortized using the effective interest method over estimated life of each tranche of the 2019 Class A-2 Notes. Amortization costs of $1.6 million, $2.4 million, and $2.2 million are included in interest expense for the years ended December 31, 2023, 2022 and 2021, respectively.
The Company repaid the entire outstanding balance of approximately $585.1 million of its 2019 Class A-2-I Notes during the year ended December 31, 2023 and recognized a $1.7 million loss on extinguishment of debt from the write-off of the related remaining issuance costs. This loss was offset by a $1.7 million gain on extinguishment of debt from the purchase of $67.9 million of its 2019 Class A-2-I Notes under par value during the year ended December 31, 2023. In addition, the

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

8. Long-Term Debt (Continued)
Company purchased $40.0 million of its 2019 Class A-2-I Notes under par and recognized a $1.4 million gain on extinguishment of debt during the three months ended December 31, 2022.
As of December 31, 2023, unamortized debt issuance costs of $2.2 million are reported as a direct reduction of the 2019 Class A-2-II Notes in the Consolidated Balance Sheets.
2019 Class A-1 Notes
Amortization costs incurred in connection with the Previous Credit Facility of $0.4 million were included in interest expense for the year ended December 31, 2022. In connection with the termination of the Previous Credit Facility in August 2022, the Company recognized as a loss on extinguishment of debt of $1.2 million, representing the remaining unamortized debt issuance costs associated with the Previous Credit Facility.
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
As of December 31, 2023, the portion of the original Sale-Leaseback Transaction related to 160 of the 181 Properties has qualified as a sale by assignment of the lease obligation to a qualified franchisee or a release from the lessor. In accordance with the accounting described above, the property and equipment and financing obligations have each been cumulatively reduced by approximately $286.9 million.

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

9. Financing Obligations (Continued)
As of December 31, 2023, future minimum lease payments under financing obligations during the initial terms of the leases related to the sale-leaseback transactions are as follows:

Fiscal Years	(In millions)
2024	$4.6
2025	4.6
2026	4.9
2027	4.6
2028	22.5
Thereafter	—
Total minimum lease payments	41.2
Less: interest	(12.8)
Total financing obligations	28.4
Less: current portion(1)	(1.4)
Long-term financing obligations	$27.0
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
The Company currently leases from third parties the real property on which approximately 519 IHOP franchisee-operated restaurants and one Applebee's franchisee-operated restaurant are located; the Company (as lessor) subleases the property to the franchisees that operate those restaurants. The Company also leases property it owns to the franchisees that operate 52 IHOP restaurants and one Applebee's restaurant. The Company leases from a third party the real property on which one Fuzzy's company-operated restaurant is located. The Company also leases office space for its principal corporate office in Pasadena, California and restaurant support centers in Leawood, Kansas and Irving, Texas. The Company does not have a significant amount of non-real estate leases.
The Company's existing leases/subleases related to IHOP restaurants generally provide for an initial term of 20 to 25 years, with most having one or more five-year renewal options. Leases related to Applebee's restaurants generally have an initial term of 10 to 20 years, with renewal terms of five to 20 years. Option periods were not included in determining liabilities and right-of-use assets related to operating leases. Restaurants associated with approximately 340 of the Company's leases met the sales levels that required variable rent payments to the Company (as lessor), based on a percentage of restaurant sales in 2023. Restaurants associated with approximately 45 of the Company's leases met the sales levels that required variable rent payments by the Company (as lessee), based on a percentage of restaurant sales in 2023.
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

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

10. Leases (Continued)
The Company's lease cost for the years ended December 31, 2023, 2022, and 2021 was as follows:

	Year Ended December 31,
	2023	2022	2021
Finance lease cost:	(In millions)
Amortization of right-of-use assets	$2.5	$3.6	$4.6
Interest on lease liabilities	2.8	4.5	5.4
Operating lease cost	75.3	83.5	84.4
Variable lease cost	7.8	7.6	7.0
Short-term lease cost	0.0	0.0	0.1
Sublease income	(110.4)	(106.8)	(104.6)
Lease cost	$(22.0)	$(7.6)	$(3.1)
Future minimum lease payments under noncancellable leases as lessee as of December 31, 2023 were as follows:

	Finance Leases	Operating Leases
	(In millions)
2024	$8.4	$80.9
2025	7.2	71.5
2026	6.8	64.5
2027	5.7	45.9
2028	4.0	31.9
Thereafter	21.3	107.9
Total minimum lease payments	53.4	402.6
Less: interest/imputed interest	(13.1)	(70.0)
Total obligations	40.3	332.6
Less: current portion	(5.9)	(63.5)
Long-term lease obligations	$34.4	$269.1
The weighted average remaining lease term as of December 31, 2023 was 5.7 years for finance leases and 5.9 years for operating leases. The weighted average discount rate as of December 31, 2023 was 9.25% for finance leases and 5.66% for operating leases.
During the years ended December 31, 2023, 2022 and 2021, the Company made the following cash payments for leases:

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Principal payments on finance lease obligations	$6.4	$8.9	$10.2
Interest payments on finance lease obligations	$2.8	$4.5	$5.4
Payments on operating leases	$75.2	$83.5	$91.7
Variable lease payments	$7.8	$7.6	$6.2
The Company's income from operating leases for the years ended December 31, 2023, 2022 and 2021 was as follows:

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Minimum lease payments	$100.7	$96.4	96.0
Variable lease income	17.5	16.9	15.3
Total operating lease income	$118.2	$113.3	$111.3

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

10. Leases (Continued)
Future minimum payments to be received as lessor under noncancellable operating leases as of December 31, 2023 were as follows:

(In millions)
2024	$101.2
2025	88.3
2026	74.2
2027	56.5
2028	39.2
Thereafter	122.9
Total minimum rents receivable	$482.3
The Company's income from real estate leases receivable at December 31, 2023, 2022 and 2021 was as follows:

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Selling profit	$0.2	$0.9	$—
Interest income	1.1	1.5	2.1
Variable lease income	0.4	0.7	0.5
Total financing lease income	$1.7	$3.1	$2.6
Future minimum payments to be received as lessor under noncancellable real estate leases as of December 31, 2023 were as follows:

(In millions)
2024	$3.1
2025	2.2
2026	2.3
2027	2.2
2028	2.3
Thereafter	13.8
Total minimum rents receivable	25.9
Less: unearned income	(7.5)
Total real estate leases receivable	18.4
Less: current portion	(2.0)
Long-term real estate leases receivable	$16.4
11. Commitments and Contingencies
Purchase Commitments
In some instances, the Company enters into commitments to purchase advertising and other items. Most of these agreements are fixed price purchase commitments. At December 31, 2023, the outstanding purchase commitments were $117.6 million, of which $108.2 million related to advertising commitments over the next twelve months.
Lease Guarantees
In connection with the refranchising of Applebee's restaurants to franchisees, the Company has, in certain cases, guaranteed or had potential continuing liability for lease payments. The Company had outstanding lease guarantees or was contingently liable for approximately $402.1 million and $445.1 million as of December 31, 2023 and 2022, respectively. These amounts represent the maximum potential liability of future payments under these leases. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from 2024 through 2058. Excluding unexercised option periods, the Company's potential liability for future payments under these leases as of December 31, 2023 was $90.1 million. In the event of default, the indemnity and default clauses in our sale or assignment agreements govern our ability to pursue and recover damages incurred. No material liabilities for these guarantees have been recorded as of December 31, 2023.

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
Letters of Credit
The Company provides letters of credit, primarily to various insurance carriers to collateralize obligations for outstanding claims. As of December 31, 2023, the Company had approximately $3.4 million of unused letters of credit outstanding that reduce the Company's available borrowing under its 2022 Class A-1 Notes. These letters of credit expire on various dates in 2024 and are automatically renewed for an additional year if no cancellation notice is submitted.
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
A summary of shares repurchased under the 2022 Repurchase Program and the 2019 Repurchase Program, during the years ended December 31, 2023, 2022 and 2021, and cumulatively for each program, is as follows:

	Shares	Cost of shares
		(In millions)
2022 Repurchase Program
Repurchased during the year ended December 31, 2023	446,189	$26.1
Repurchased during the year ended December 31, 2022	1,149,589	$78.7
Cumulative (life-of-program) repurchases	1,595,778	$104.8
Remaining dollar value of shares that may be repurchased	n/a	$145.2

2019 Repurchase Program
Repurchased during the year ended December 31, 2022	588,108	$41.4
Repurchased during the year ended December 31, 2021	59,099	$4.5
Repurchased during the year ended December 31, 2020	459,899	$26.5
Cumulative (life-of-program) repurchases	2,344,804	$175.8
Remaining dollar value of shares that may be repurchased (1)	n/a	n/a
(1) In connection with the 2022 Repurchase Program, the 2019 Repurchase Program terminated effective April 1, 2022.

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

12. Stockholders' Deficit (Continued)
Dividends
During the fiscal years ended December 31, 2023, 2022 and 2021, the Company declared and paid dividends on common stock as follows:

Year ended December 31, 2023	Declaration Date	Payment Date	Dividends declared per share	Dividends paid per share	Total dividends paid(1)
					(In millions)
Payment of prior year declaration	(3)	January 6, 2023	$—	$0.51	$8.0
First quarter	February 21, 2023	March 31, 2023	0.51	0.51	8.0
Second quarter	May 11, 2023	July 7, 2023	0.51	0.51	7.9
Third quarter	September 7, 2023	September 29, 2023	0.51	0.51	7.8
Fourth quarter	November 30, 2023	(2)	0.51	—	—
Total			$2.04	$2.04	$31.7

Year ended December 31, 2022	Declaration Date	Payment Date	Dividends declared per share	Dividends paid per share	Total dividends paid(1)
Payment of prior year declaration	(4)	January 7, 2022	$—	$0.40	$6.9
First quarter	February 17, 2022	April 1, 2022	0.46	0.46	7.8
Second quarter	May 12, 2022	July 8, 2022	0.51	0.51	8.2
Third quarter	September 9, 2022	September 30, 2022	0.51	0.51	8.1
Fourth quarter	December 2, 2022	(3)	0.51	$—	$—
Total			$1.99	$1.88	$31.0

Year ended December 31, 2021	Declaration Date	Payment Date	Dividends declared per share	Dividends paid per share	Total dividends paid(1)
Fourth quarter	December 20, 2021	(4)	$0.40	$—	$—
Total			$0.40	$—	$—
(1) Includes dividend equivalents paid on restricted stock units.
(2) The fourth quarter 2023 dividend of $7.7 million was paid on January 5, 2024.
(3) The fourth quarter 2022 dividend of $8.0 million was paid on January 6, 2023.
(4) The fourth quarter 2021 dividend of $6.9 million was paid on January 7, 2022.
Dividends declared on common stock are recorded as a reduction of retained earnings to the extent retained earnings are available at the close of the period prior to the date of the declared dividend. Dividends in excess of retained earnings are recorded as a reduction of additional paid-in capital. All dividends declared during the fiscal years ended December 31, 2023, 2022 and 2021 were declared from retained earnings.
Treasury Stock
Repurchases of the Company's common stock are included in treasury stock at the cost of shares repurchased plus any transaction costs. Treasury stock may be re-issued when vested stock options are exercised, when restricted stock awards are granted and when restricted stock units settle in stock upon vesting. The cost of treasury stock re-issued is determined on the first-in, first-out (“FIFO”) method. The Company re-issued 281,161 shares, 205,293 shares and 660,718 shares, respectively, during the years ended December 31, 2023, 2022 and 2021 at a total FIFO cost of $13.5 million, $9.6 million and $26.8 million, respectively.

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

13. Closure and Long-lived Tangible Asset Impairment Charges
Closure and long-lived tangible asset impairment charges for the years ended December 31, 2023, 2022 and 2021 were as follows:

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Closure charges	$1.6	$1.7	$3.7
Long-lived tangible asset impairment	2.0	1.4	1.7
Total closure and impairment charges	$3.6	$3.1	$5.4
Closure Charges
The closure charges of $1.6 million for the year ended December 31, 2023 primarily related to revisions to existing closure reserves, including accretion, for approximately 40 IHOP restaurants closed prior to 2022.
The closure charges of $1.7 million for the year ended December 31, 2022 comprised of $1.3 million for revisions to existing closure reserves, including accretion for approximately 40 restaurants closed prior to 2021 and $0.4 million related to three IHOP restaurants closed in 2022. The closure charges of $3.7 million for the year ended December 31, 2021 comprised $2.1 million related to 20 IHOP restaurants closed in 2021 and $1.6 million for revisions to existing closure reserves, including accretion, primarily for 28 IHOP restaurants closed prior to 2020.
Long-lived Tangible Asset Impairment
The long-lived asset impairment of $2.0 million for the year ended December 31, 2023 primarily related to four IHOP subleased restaurants for which the carrying amount exceeded the future projected cash flows. The primary method of estimating fair value is based on a discounted cash flow analysis. The Company also considers factors such as the number of years the restaurant has been in operation, sales trends, cash flow trends, remaining lease life and other factors which apply on a case-by-case basis. For locations owned by the Company, current purchase offers, if any, or valuations from independent third party sources are utilized, if available. The analysis is performed at the restaurant level for indicators of permanent impairment. The impairment recorded represented the difference between the carrying value and the estimated fair value. The impairments primarily related to operating lease right-of-use assets.
The long-lived asset impairment of $1.4 million for the year ended December 31, 2022 related to five IHOP subleased restaurants for which the carrying amount exceeded the future projected cash flows. The long-lived asset impairment of $1.7 million for the year ended December 31, 2021 related to five IHOP subleased restaurants for which the carrying amount exceeded the future projected cash flows.
14. Stock-Based Incentive Plans
General Description
Currently, the Company is authorized to grant stock options, stock appreciation rights, restricted stock, cash-settled and stock-settled restricted stock units and performance units to officers, other employees and non-employee directors under the Dine Brands Global, Inc. 2019 Stock Incentive Plan (the “2019 Plan”). The 2019 Plan was approved by stockholders on May 14, 2019 to permit the issuance of up to 2,050,000 shares (subject to adjustment as defined in the 2019 Plan for shares that may become available from prior plans) of the Company’s common stock for incentive stock awards. The 2019 Plan was amended and approved by stockholders on May 14, 2022 to permit the issuance of an additional 2,020,000 shares (subject to adjustment as defined in the 2019 Plan Amendment for shares that may become available from prior plans) of the Company’s common stock for incentive stock awards. The 2019 Plan will expire in May 2029.
The Dine Brands Global, Inc. 2016 Stock Incentive Plan (the “2016 Plan”) was adopted in 2016 to permit the issuance of up to 3,750,000 shares of the Company’s common stock for incentive stock awards. The 2016 Plan was terminated upon adoption of the 2019 Plan, but there are stock options (vested and unvested) and unvested restricted stock and restricted stock units issued under the 2016 Plan that are outstanding as of December 31, 2023.
The DineEquity, Inc. 2011 Stock Incentive Plan (the “2011 Plan”) was adopted in 2011 to permit the issuance of up to 1,500,000 shares of the Company’s common stock for incentive stock awards. The 2011 Plan was terminated upon adoption of the 2016 Plan, but there are vested stock options issued under the 2011 Plan that are outstanding as of December 31, 2023.

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

14. Stock-Based Incentive Plans (Continued)
The 2019 Plan, 2016 Plan and the 2011 Plan are collectively referred to as the “Plans.”
Stock-Based Compensation Expense
From time to time, the Company has granted non-qualified stock options, restricted stock, cash-settled and stock-settled restricted stock units and performance units to officers, other employees and non-employee directors of the Company under the Plans. The non-qualified stock options generally vest ratably over a three-year period in one-third increments and have a maturity of ten years from the grant date. Options vest immediately upon a change in control of the Company, as defined in the Plans. Option exercise prices equal the closing price of the Company's common stock on the New York Stock Exchange on the date of grant. Restricted stock and restricted stock units are issued at no cost to the holder and vest over terms determined by the Compensation Committee of the Company's Board of Directors, generally either three years from the date of grant or in one-third increments over three years, as well as immediately upon a change in control of the Company, as defined in the Plans. The Company either utilizes treasury stock or issues new shares from its authorized but unissued share pool when vested stock options are exercised, when restricted stock awards are granted and when restricted stock units settle in stock upon vesting. See Note 12, Stockholders' Deficit, of Notes to the Consolidated Financial Statements, for treasury shares utilized related to equity grants during the years ended December 31, 2023, 2022 and 2021.
The following table summarizes the Company's stock-based compensation expense included as a component of general and administrative expenses in the consolidated financial statements:

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Stock-based compensation expense
Equity classified awards expense	$12.0	$16.2	$11.6
Liability classified awards expense	(1.4)	1.4	2.3
Total stock-based compensation expense	10.6	17.6	13.9
As of December 31, 2023, total unrecognized compensation cost related to restricted stock and restricted stock units of $17.2 million and $2.6 million related to stock options is expected to be recognized over a weighted average period of approximately 1.37 years for restricted stock and restricted stock units and 1.40 years for stock options.
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
The following table summarizes the assumptions used in the Black-Scholes model for stock options granted in the years ended December 31, 2023, 2022 and 2021:

	2023	2022	2021
Risk free interest rate	4.4%	1.7%	0.5%
Weighted average historical volatility	70.9%	70.1%	67.7%
Dividend yield	2.7%	2.6%	—%
Expected years until exercise	4.5	4.5	4.5
Weighted average fair value of options granted	$37.35	$33.23	$40.25

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

14. Stock-Based Incentive Plans (Continued)
Stock option activity for the years ended December 31, 2023, 2022 and 2021 is summarized as follows:

	Number of Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2020	1,014,670	$64.16
Granted	95,891	75.28
Exercised	(524,536)	48.79
Forfeited	(59,468)	88.39
Expired	(50,653)	98.61
Outstanding at December 31, 2021	475,904	76.65
Granted	75,795	70.08
Exercised	(3,505)	68.80
Forfeited	(6,171)	81.13
Expired	(2,448)	94.43
Outstanding at December 31, 2022	539,575	75.65
Granted	74,390	74.94
Exercised	(69,443)	54.90
Forfeited	(20,876)	79.11
Expired	(61,140)	82.47
Outstanding at December 31, 2023	462,506	$77.59	5.8	$—
Vested and Expected to Vest at December 31, 2023	451,644	$77.67	5.8	$—
Exercisable at December 31, 2023	319,802	$79.52	4.6	$—
The total intrinsic value of options exercised during the years ended December 31, 2023, 2022 and 2021 was $1.1 million, $37 thousand and $17.9 million, respectively.
Cash received from options exercised under all stock-based payment arrangements for the years ended December 31, 2023, 2022 and 2021 was $3.8 million, $0.2 million and $25.3 million, respectively. The actual tax benefit realized for the tax deduction from option exercises under the stock-based payment arrangements totaled $0.3 million, $9 thousand and $4.5 million, respectively, for the years ended December 31, 2023, 2022 and 2021.

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

14. Stock-Based Incentive Plans (Continued)
Equity Classified Awards - Restricted Stock and Restricted Stock Units
Activity in equity classified awards of restricted stock and restricted stock units for the years ended December 31, 2023, 2022 and 2021 is as follows:

	Shares of Restricted Stock	Weighted Average Grant-Date Per Share Fair Value	Restricted Stock Units	Weighted Average Grant-Date Per Share Fair Value
Outstanding at December 31, 2020	254,331	$76.50	355,570	$28.01
Granted	141,264	83.24	68,998	63.04
Released	(60,407)	66.90	(318,976)	23.19
Forfeited	(58,577)	82.09	—	—
Outstanding at December 31, 2021	276,611	80.85	105,592	71.00
Granted	201,789	70.12	60,914	49.36
Released	(98,864)	86.36	(42,611)	66.63
Forfeited	(23,636)	75.89	—	—
Outstanding at December 31, 2022	355,900	73.57	123,895	62.11
Granted	211,820	73.12	21,731	74.01
Released	(165,533)	73.64	(47,857)	64.04
Forfeited	(63,565)	73.15	(39,294)	77.23
Outstanding at December 31, 2023	338,622	$73.33	58,475	$54.07
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
There were no liabilities outstanding related to cash-settled restricted stock units at December 31, 2023 and 2022. There was no stock-based compensation expense related to cash-settled restricted stock units for the year ended December 31, 2023. For the years ended December 31, 2022 and 2021, $0.2 million and $1.5 million, respectively, was included as stock-based compensation expense related to cash-settled restricted stock units.
Liability Classified Awards - Long-Term Incentive Awards
The Company has granted cash long-term incentive awards to certain employees (“LTIP awards”). Annual LTIP awards vest over a three-year period and are determined using a multiplier from 0% to 200% of the target award based on the total stockholder return of the Company's common stock compared to the total stockholder returns of a peer group of companies. Though LTIP awards are only paid in cash, since the multiplier is primarily based on the price of the Company's common stock, the awards are considered stock-based compensation in accordance with U.S. GAAP and are classified as liabilities. The expense related to the LTIP awards included a credit of $1.4 million and an expense of $1.2 million and $0.8 million, for the

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

14. Stock-Based Incentive Plans (Continued)
years ended December 31, 2023, 2022 and 2021, respectively. At December 31, 2023 and 2022, a liability of $0.7 million was included as other non-current liabilities and $2.1 million was included as accrued employee compensation and benefits, respectively, in the Consolidated Balance Sheets.
15. Employee Benefit Plans
401(k) Savings and Investment Plan
Effective January 1, 2013, the Company amended the Dine Brands Global, Inc. 401(k) Plan to (i) modify the Company matching formula and (ii) eliminate the one-year completed service requirement that previously had to be met to become eligible for Company matching contributions. As amended, the Company matches 100% of the first four percent of the employee's eligible compensation deferral and 50% of the next two percent of the employee's eligible compensation deferral. All contributions under this plan vest immediately. Company common stock is not an investment option for employees in the 401(k) Plan, other than shares transferred from a prior employee stock ownership plan. Substantially all of the administrative cost of the 401(k) plan is borne by the Company. The Company's matching contribution expense was $3.3 million, $3.3 million and $2.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.
16. Income Taxes
The provision (benefit) for income taxes for the years ended December 31, 2023, 2022 and 2021 was as follows:

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Current
Federal	$25.6	$27.5	$20.2
State	0.6	5.5	4.6
Foreign	2.2	1.8	1.4
	28.4	34.8	26.2
Deferred
Federal	(1.2)	(3.8)	(2.3)
State	(12.6)	2.7	0.2
	(13.8)	(1.1)	(2.1)
Provision for income taxes	$14.5	$33.7	$24.1
The provision (benefit) for income taxes differs from the expected federal income tax rates as follows:

	Year Ended December 31,
	2023	2022	2021
Statutory federal income tax rate	21.0%	21.0%	21.0%
Non-deductibility of goodwill	—	0.8	—
Non-deductibility of officer's compensation	1.1	2.9	2.2
State and other taxes, net of federal tax benefit	3.8	3.1	3.1
State income tax audit settlement	(13.5)	—	—
Excess tax deficiencies	(0.7)	(0.5)	(7.1)
Change in unrecognized tax benefits	1.1	—	(0.1)
Change in valuation allowance	0.7	(0.3)	0.5
Changes in tax rates and state tax laws	—	3.4	0.2
General business credits	(0.7)	(1.4)	(0.9)
Other	0.2	0.3	0.8
Effective tax rate	13.0%	29.3%	19.7%

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

Note 16. Income Taxes (Continued)
The fiscal year 2023 effective tax rate of 13.0% applied to pretax book income was different than the statutory Federal income tax rate of 21% primarily due to the conclusion of a state income tax settlement, resulting in a net income tax benefit of $15.1 million.
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
The fiscal year 2021 effective tax rate of 19.7% applied to pretax book loss was different than the statutory Federal income tax rate of 21% primarily due to the one-time recognition of excess tax benefits on stock-based compensation, offset by non-deductibility of executive compensation and state and local income taxes.
The Company files federal income tax returns and the Company or one of its subsidiaries file income tax returns in various state and international jurisdictions. With few exceptions, the Company is no longer subject to federal tax examinations by tax authorities for years before 2020 and state or non-United States tax examinations by tax authorities for years before 2018. The Company believes that adequate reserves have been recorded relating to all matters contained in the tax periods open to examination.
Net deferred tax assets (liabilities) at December 31, 2023 and 2022 consisted of the following components:

	2023	2022
	(In millions)
Lease liabilities	$93.2	$93.6
Employee compensation	9.4	9.7
Revenue recognition	37.2	37.1
Tax attributes	14.9	5.3
Other	4.5	3.1
Deferred tax assets	159.2	148.8
Valuation allowance	(4.4)	(3.5)
Total deferred tax assets after valuation allowance	154.8	145.3
Recognition of franchise and equipment sales	(4.9)	(6.7)
Capitalization and depreciation(1)	(123.7)	(121.0)
Lease assets	(85.5)	(90.8)
Other	(1.5)	(1.5)
Deferred tax liabilities	(215.6)	(220.0)
Net deferred tax liabilities	$(60.8)	$(74.7)
______________________________
(1) Primarily related to the 2007 Applebee's acquisition.
As of each reporting date, the Company considers new evidence, both positive and negative, that could impact management’s view with regards to future realization of deferred tax assets. Management believes that the future realizability of benefits arising from foreign tax credit carryforwards and certain state net operating loss carryforwards does not meet the more-likely-than-not threshold. In recognition of this risk, there is a valuation allowance of $4.4 million as of December 31, 2023.
The Company had gross operating loss carryforwards for state tax purposes of $127.8 million and $37.9 million as of December 31, 2023 and 2022, respectively. Certain net operating loss carryforwards will expire in 2029 if not utilized. The Company had income tax credit carryforwards of $7.4 million and $3.4 million as of December 31, 2023 and 2022, respectively. Certain income tax credit carryforwards will begin to expire in 2029 if not utilized. The increase in gross operating loss carryforwards and income tax credit carryforwards compared to prior year is primarily due to the conclusion of a state income tax audit settlement.

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

Note 16. Income Taxes (Continued)
The total gross unrecognized tax benefit as of December 31, 2023 and 2022 was $3.5 million and $2.1 million, respectively, excluding interest, penalties and related income tax benefits. If recognized, these amounts would affect the Company's effective income tax rates.
The Company estimates the unrecognized tax benefits may decrease over the upcoming 12 months by $0.4 million related to settlements with taxing authorities and statute of limitations expirations. For the remaining liability, due to the uncertainties related to these tax matters, the Company is unable to make a reasonable estimate as to when cash settlement with a taxing authority will occur. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Unrecognized tax benefit as of January 1	$2.1	$1.9	$2.2
Changes for tax positions of prior years	—	0.1	0.5
Increases for tax positions related to the current year	1.9	0.4	0.3
Decreases relating to settlements and lapsing of statutes of limitations	(0.5)	(0.3)	(1.1)
Unrecognized tax benefit as of December 31	$3.5	$2.1	$1.9
As of December 31, 2023, the accrued interest was $0.9 million and accrued penalties were less than $0.1 million, excluding any related income tax benefits. As of December 31, 2022, the accrued interest and penalties were $0.7 million and less than $0.1 million, respectively, excluding any related income tax benefits. The Company recognizes interest accrued related to unrecognized tax benefits and penalties as a component of the income tax provision recognized in the Consolidated Statements of Comprehensive Income.
17. Net Income Per Share
The computation of the Company's basic and diluted net income per share is as follows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands, except per share data)
Numerator for basic and diluted income per common share
Net income	$97,176	$81,111	$97,864
Less: Net income allocated to unvested participating restricted stock	(2,317)	(2,174)	(2,295)
Net income available to common stockholders - basic	94,859	78,937	95,569
Effect of unvested participating restricted stock	—	1	13
Numerator - income available to common shareholders - diluted	$94,859	$78,938	$95,582
Denominator
Weighted average outstanding shares of common stock - basic	15,233	15,873	16,799
Effect of dilutive securities:
Stock options	9	28	91
Weighted average outstanding shares of common stock - diluted	15,242	15,901	16,890
Net income per common share
Basic	$6.23	$4.97	$5.69
Diluted	$6.22	$4.96	$5.66

18. Segment Reporting
Information on segments and a reconciliation of gross profit to income before income taxes is as follows:

	Year Ended December 31,
	2023	2022	2021
		(In millions)
Revenues
Franchise operations	$706.4	$662.4	$631.9
Rental operations	120.0	116.5	113.9
Company restaurants	2.1	126.9	146.0
Financing operations	2.6	3.6	4.3
Total	$831.1	$909.4	$896.2

Gross profit (loss), by segment
Franchise operations	$362.0	$340.5	$336.0
Rental operations	32.5	28.5	26.1
Company restaurants	0.0	5.1	9.3
Financing operations	2.2	3.2	3.8
Total gross profit	396.7	377.3	375.2
Corporate and unallocated expenses, net	(285.0)	(262.6)	(253.3)
Income before income taxes	$111.7	$114.8	$121.9

Interest expense
Rental operations	$4.0	$4.3	$4.9
Company restaurants	—	2.6	3.3
Corporate	70.0	60.7	63.3
Total	$74.0	$67.6	$71.5

Depreciation and amortization
Franchise operations	$9.8	$10.0	$10.1
Rental operations	10.5	10.7	11.1
Company restaurants	0.0	4.3	7.0
Corporate	15.3	13.0	11.7
Total	$35.6	$38.0	$39.9

Goodwill and intangible assets, closure and other impairment charges
Franchise operations	$1.6	$3.1	$1.7
Company restaurants	1.7	—	3.7
Corporate	0.3	—	—
Total	$3.6	$3.1	$5.4

Capital expenditures
Company restaurants	$0.3	$4.3	$6.5
Corporate	36.9	31.0	10.3
Total	$37.2	$35.3	$16.8

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)
18. Segment Reporting (Continued)

	Year Ended December 31,
	2023	2022	2021
		(In millions)

Goodwill
Franchise operations	$254.1	$254.0	$247.0
Company restaurants	—	—	4.6
Total	$254.1	$254.0	$251.6

Total assets
Franchise operations	$1,090.2	$1,123.0	$991.0
Rental operations	375.3	390.6	426.6
Company restaurants	1.4	3.3	117.2
Financing operations	25.4	31.8	39.7
Corporate	248.0	332.8	424.9
Total	$1,740.3	$1,881.5	$1,999.4
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
The intangible assets acquired include franchising rights with a useful life of 20 years and a tradename with an indefinite useful life (see Note 7 - Other Intangible Assets). The fair value of franchising rights was estimated based on the estimated future cash flows to be generated from these franchise agreements. The earnings expected to be generated by the franchising rights were forecasted over the estimated duration of the intangible asset. The earnings were then discounted to present value at a rate commensurate with the risk of the asset. The fair value of the tradename was based on the multi-period excess earnings method, a variation of the income approach, using cash flows (“excess earnings”) attributable only to the tradename intangible asset. These excess earnings were discounted to present value at a rate commensurate with the risk of the asset.
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
18. Segment Reporting (Continued)
The following table summarizes the estimated fair value of net assets acquired at December 13, 2022:

(In millions)
Receivables and other current assets	$1.1
Property and equipment and other non-current assets	2.1
Tradename	57.2
Franchise agreements	14.8
Other intangible assets	0.5
Goodwill	7.0
Accounts payable and other liabilities	(4.4)
Net cash paid for acquisition	$78.3
The excess of the purchase price over the fair value of identifiable net assets acquired amounted to approximately $7.0 million. The acquisition goodwill arises from the expected synergies from combining the operations of the Company and Fuzzy’s. During the allowable allocation period in 2023, the Company recorded a $0.1 million purchase price adjustment.
20. Subsequent Events
On February 26, 2024, our Board of Directors declared a first quarter 2024 cash dividend of $0.51 per share of common stock, payable on April 5, 2024 to the stockholders of record as of the close of business on March 20, 2024.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.
The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report that appears herein.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Dine Brands Global, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Dine Brands Global, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Dine Brands Global, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and January 1, 2023, the related consolidated statements of comprehensive income, stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 28, 2024 expressed an unqualified opinion thereon.

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
February 28, 2024

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information.
Securities Trading Plans of Directors and Executive Officers
During the fourth quarter of fiscal 2023, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a Rule 10b5-1 trading plan or a non-Rule 10b5-1 trading arrangement for our securities (as defined in Item 408(c) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information included in the sections entitled “Corporate Governance,” "Section 16(a) Beneficial Ownership Reporting Compliance," “Information about our Executive Officers” and “Proposal One: Election of Directors” to be set forth in our Proxy Statement for the 2024 Annual Meeting of Shareholders (“2024 Proxy Statement”) is hereby incorporated by reference into this Item.
Item 11.    Executive Compensation.
The information included in the sections entitled “Executive Compensation” and “Director Compensation” to be set forth in our 2024 Proxy Statement is hereby incorporated by reference into this Item.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information included in the section entitled “Security Ownership of Certain Beneficial Owners and Management” and "Equity Compensation Plan Information" to be set forth in our 2024 Proxy Statement is hereby incorporated by reference into this Item. Please refer to Note 14 - Stock-Based Incentive Plans, of the Notes to the Consolidated Financial Statements for a description of the Plans.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information included in the sections entitled “Corporate Governance—Certain Relationships and Related Person Transactions” and “Corporate Governance—Director Independence” to be set forth in our 2024 Proxy Statement is hereby incorporated by reference into this item.
Item 14.    Principal Accountant Fees and Services.
The information included in the section entitled “Audit-Related Matters” to be set forth in our 2024 Proxy Statement is hereby incorporated by reference into this item.

PART IV
Item 15.    Exhibits and Financial Statement Schedules.
(a)(1) Consolidated Financial Statements
The following documents are contained in Part II, Item 8 of this Annual Report on Form 10-K:
•Reports of Independent Registered Public Accounting Firm.
•Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022.
•Consolidated Statements of Comprehensive Income for each of the three years in the period ended
December 31, 2023.
•Consolidated Statements of Stockholders' Deficit for each of the three years in the period ended
December 31, 2023.
•Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2023.
•Notes to the Consolidated Financial Statements.
(a)(2) Financial Statement Schedules
All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or notes thereto.
(a)(3) Exhibits
Exhibits that are not filed herewith have been previously filed with the Securities and Exchange Commission and are incorporated herein by reference.

3.1	Amended and Restated Certificate of Incorporation of Dine Brands Global, Inc. (Exhibit 3.1 to Registrant’s Form 8-K filed on May 15, 2023 is incorporated herein by reference).
3.2	Amended and Restated Bylaws of Dine Brands Global, Inc. (Exhibit 3.1 to Registrant’s Form 8-K filed on September 8, 2023 is incorporated herein by reference).
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

4.3
Second Amended and Restated Base Indenture, dated as of April 17, 2023, among Applebee’s Funding LLC and IHOP Funding LLC, each as a Co-Issuer, and Citibank, N.A., as Trustee and Securities Intermediary (Exhibit 4.1 to Registrants Form 8-K filed on April 17, 2023 is incorporated herein by reference).

4.4
Series 2023-1 Supplemental Indenture, dated April 17, 2023, among Applebee’s Funding LLC and IHOP Funding LLC, each as a Co-Issuer, and Citibank, N.A., as Trustee and Securities Intermediary (Exhibit 4.2 to Registrants Form 8-K filed on April 17, 2023 is incorporated herein by reference).

4.5
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

†10.3
DineEquity, Inc. 2016 Stock Incentive Plan Restricted Stock Unit Award Agreement by and between the Corporation and Stephen P. Joyce - Time-Based (Exhibit 10.4 to Registrant’s Form 10-Q for the quarter ended September 30, 2017 is incorporated herein by reference).

†10.4
Dine Brands Global, Inc. 2019 Stock Incentive Plan, as amended (Appendix B to Registrant’s Definitive Proxy Statement with respect to the 2022 Annual Meeting of Stockholders filed on March 30, 2022 is incorporated herein by reference).

†10.5
Dine Brands Global, Inc. 2019 Stock Incentive Plan Cash-Settled Restricted Stock Unit Agreement - Employees - 3-year Ratable Vesting (Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended June 30, 2019 is incorporated herein by reference).

†10.6
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

†10.21
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

†10.51	DineEquity, Inc. 2011 Stock Incentive Plan (Annex A to Registrant's Proxy Statement, filed on April 13, 2011 is incorporated herein by reference).
†10.52
DineEquity, Inc. 2011 Stock Incentive Plan Nonqualified Stock Option Agreement (Employees) (Exhibit 10.10 to Registrant's Form 10-K for the year ended December 31, 2011 is incorporated herein by reference).

†10.53
DineEquity, Inc. 2011 Stock Incentive Plan Restricted Stock Award Agreement (Employees) (Exhibit 10.12 to Registrant's Form 10-K for the year ended December 31, 2011 is incorporated herein by reference).

†10.54
DineEquity, Inc. 2011 Stock Incentive Plan Restricted Stock Award Agreement (1/4th Annual Vesting - Employees) (Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended June 30, 2015 is incorporated herein by reference).

†10.55
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

†10.59	IHOP Corp. 2001 Stock Incentive Plan Non-Qualified Stock Option Agreement (Exhibit 10.15 to Registrant's 2003 Form 10-K is incorporated herein by reference).
†10.60	IHOP Corp 2001 Stock Incentive Plan as amended and restated (Appendix A to Registrant's Proxy Statement, filed on April 17, 2008 is incorporated herein by reference).
†10.61	DineEquity, Inc. Senior Executive Incentive Plan as amended and restated (Annex A to Registrant's Proxy Statement, filed on April 5, 2012 is incorporated herein by reference).
†10.62	Form of DineEquity, Inc. Indemnification Agreement (Exhibit 10.27 to Registrant's Form 10-K for the year ended December 31, 2011 is incorporated herein by reference).
†10.63	Dine Brands Global, Inc. Nonqualified Deferred Compensation Plan (Exhibit 10.53 to Registrant’s Form 10-K for the year ended December 31, 2018 is incorporated herein by reference).
†10.64	Amendment to Dine Brands Global, Inc. Nonqualified Deferred Compensation Plan (Exhibit 10.54 to Registrant’s Form 10-K for the year ended December 31, 2018 is incorporated herein by reference).
10.65
Purchase Agreement, dated May 28, 2019, among the Registrant, certain subsidiaries of the Registrant, Barclays Capital Inc. and Credit Suisse Securities (USA) LLC. (Exhibit 99.1 to the Registrant’s Form 8-K filed on May 28, 2019 is incorporated herein by reference).

10.66
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

10.67
Guarantee and Collateral Agreement, dated September 30, 2014, and amended and restated as of June 5, 2019, among certain special-purpose, wholly-owned indirect subsidiaries of the Registrant, each as guarantor, in favor of Citibank, N.A., as Trustee (Exhibit 10.2 to Registrant’s Form 8-K filed on June 5, 2019 is incorporated herein by reference).

10.68
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

10.69
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

†10.70
Separation Agreement and General Release between Greggory H. Kalvin and Dine Brands Global, Inc. dated February 20, 2019 (Exhibit 10.1 to Registrant's Form 8-K filed on February 21, 2019 is incorporated herein by reference).

†10.71
Employment Agreement dated as of November 13, 2020 by and between the Registrant and John W. Peyton (Exhibit 10.76 to Registrant's Form 10-K for the year ended December 31, 2020 is incorporated herein by reference).

†10.72
Amendment to Employment Agreement, dated as of November 16, 2020, by and between the Registrant and Stephen P. Joyce (Exhibit 10.77 to Registrant's Form 10-K for the year ended December 31, 2020 is in incorporated herein by reference).

†10.73
Nonqualified Stock Option Agreement, dated January 4, 2021, by and between the Registrant and John W. Peyton (Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended March 31, 2021 is incorporated herein by reference)

†10.74
Restricted Stock Unit Agreement, dated January 4, 2021, by and between the Registrant and John W. Peyton (Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended March 31, 2021 is incorporated herein by reference)

†10.75
Employment Agreement, dated May 10, 2021, by and between the Registrant and Vance Y. Chang (Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended June 30, 2021 is incorporated herein by reference)

†10.76
Employment Agreement, dated effective March 9, 2022 by and between the Registrant and John C. Cywinski (Exhibit 10.1 to Registrant’s Form 8-K filed on February 18, 2022 is incorporated herein by reference.)

†10.77
Employment Agreement, dated effective March 9, 2022 by and between the Registrant and Jay D. Johns (Exhibit 10.2 to Registrant’s Form 8-K filed on February 18, 2022 is incorporated herein by reference.)

†10.78	Dine Brands Global, Inc. Executive Severance and Change in Control Plan (Exhibit 10.81 to Registrant’s Form 10-K filed on March 2, 2022 is incorporated herein by reference.)
10.79
Third Amended and Restated Management Agreement, dated as of April 17, 2023, among Applebee’s Funding LLC and IHOP Funding LLC, each as a Co-Issuer, other securitization entities party thereto from time to time, the Corporation as the Manager, Applebee’s Services, Inc. and International House of Pancakes, LLC as Sub-managers, and Citibank, N.A., as Trustee (Exhibit 10.1 to Registrants Form 8-K filed on April 17, 2023 is incorporated herein by reference).

†10.80
Amendment to Employment Agreement dated as of May 15, 2023 by and between the Registrant and John W. Peyton (Exhibit 10.2 to Registrants From 10-Q filed on August 3, 2023 is incorporated herein by reference).

10.81
Purchase Agreement, dated March 29, 2023, among the Corporation, certain subsidiaries of the Corporation and Guggenheim Securities, LLC. (Exhibit 99.1 to the Registrant’s Form 8-K filed on March 29, 2023 is incorporated herein by reference).

*21.1	Subsidiaries of Dine Brands Global, Inc.
*23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
*31.1	Certification of CEO pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
*31.2	Certification of CFO pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
**32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*97	Dine Brands Global, Inc. Policy on Recoupment of Incentive Compensation
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Schema Document.***
101.CAL	Inline XBRL Calculation Linkbase Document.***
101.DEF	Inline XBRL Definition Linkbase Document.***
101.LAB	Inline XBRL Label Linkbase Document.***
101.PRE	Inline XBRL Presentation Linkbase Document.***
104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of February, 2024.

DINE BRANDS GLOBAL, INC.
By:	/s/ JOHN W. PEYTON
John W. Peyton Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities indicated, on this 28th day of February, 2024.

Name	Title

/s/ JOHN W. PEYTON	Chief Executive Officer (Principal Executive Officer), Director
John W. Peyton

/s/ VANCE Y. CHANG	Chief Financial Officer (Principal Financial Officer)
Vance Y. Chang

/s/ ALLISON HALL	Chief Accounting Officer (Principal Accounting Officer)
Allison Hall

/s/ RICHARD J. DAHL	Chairman, Director
Richard J. Dahl

/s/ HOWARD M. BERK	Director
Howard M. Berk

/s/ SUSAN M. COLLYNS	Director
Susan M. Collyns

/s/ MICHAEL C. HYTER	Director
Michael C. Hyter

/s/ CAROLINE W. NAHAS	Director
Caroline W. Nahas

/s/ DOUGLAS M. PASQUALE	Director
Douglas M. Pasquale

/s/ MARTHA C. POULTER	Director
Martha C. Poulter

/s/ ARTHUR F. STARRS	Director
Arthur F. Starrs

/s/ LILIAN C. TOMOVICH	Director
Lilian C. Tomovich