Form 10-Q
period 2024-03-31
Dine Brands Global, Inc.
filed 2024-05-08
CIK 49754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2024
 OR
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

As of April 26, 2024, the Registrant had 15,404,569 shares of Common Stock outstanding.

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
These statements involve known and unknown risks, uncertainties, and other factors, which may cause actual results to be materially different from those expressed or implied in such statements. These factors include, but are not limited to: general economic conditions, including the impact of inflation, particularly as it may impact our franchisees directly, particularly as it may impact our franchisees directly; our level of indebtedness; compliance with the terms of our securitized debt; our ability to refinance our current indebtedness or obtain additional financing; our dependence on information technology; potential cyber incidents; the implementation of restaurant development plans; our dependence on our franchisees; the concentration of our Applebee’s franchised restaurants in a limited number of franchisees; the financial health of our franchisees, including any insolvency or bankruptcy; credit risks from our IHOP franchisees operating under our previous IHOP business model in which we built and equipped IHOP restaurants and then franchised them to franchisees; insufficient insurance coverage to cover potential risks associated with the ownership and operation of restaurants; our franchisees’ and other licensees’ compliance with our quality standards and trademark usage; general risks associated with the restaurant industry; potential harm to our brands’ reputation; risks of food-borne illness or food tampering; possible future impairment charges; trading volatility and fluctuations in the price of our stock; our ability to achieve the financial guidance we provide to investors; successful implementation of our business strategy; the availability of suitable locations for new restaurants; shortages or interruptions in the supply or delivery of products from third parties or availability of utilities; the management and forecasting of appropriate inventory levels; development and implementation of innovative marketing and use of social media; changing health or dietary preference of consumers; risks associated with doing business in international markets; the results of litigation and other legal proceedings; third-party claims with respect to intellectual property assets; delivery initiatives and use of third-party delivery vendors; our allocation of human capital and our ability to attract and retain management and other key employees; compliance with federal, state and local governmental regulations; risks associated with our self-insurance; natural disasters, pandemics, epidemics, or other serious incidents; our success with development initiatives outside of our core business; the adequacy of our internal controls over financial reporting and future changes in accounting standards; and other factors discussed from time to time in the "Risk Factors" section of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and in the Corporation's other filings with the Securities and Exchange Commission, many of which are beyond our control.
Fiscal Quarter End
The Company’s fiscal quarters end on the Sunday closest to the last day of each calendar quarter. For convenience, the fiscal quarters of each year are referred to as ending on March 31, June 30, September 30 and December 31. The first fiscal quarter of 2024 began on January 1, 2024 and ended on March 31, 2024. The first fiscal quarter of 2023 began on January 2, 2023 and ended on April 2, 2023.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.
Dine Brands Global, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	March 31, 2024	December 31, 2023
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$144,994	$146,034
Receivables, net of allowance of $4,635 (2024) and $4,462 (2023)	90,694	127,937
Restricted cash	47,631	35,058
Prepaid gift card costs	23,242	29,545
Prepaid income taxes	—	3,445
Other current assets	10,638	15,759
Total current assets	317,199	357,778
Non-current restricted cash	19,500	19,500
Property and equipment, net	159,706	161,891
Operating lease right-of-use assets	278,056	275,214
Deferred rent receivable	31,140	33,326
Long-term receivables, net of allowance of $4,758 (2024) and $5,002 (2023)	35,439	35,602
Goodwill	254,062	254,062
Other intangible assets, net	583,373	586,033
Other non-current assets, net	16,734	16,881
Total assets	$1,695,209	$1,740,287
Liabilities and Stockholders’ Deficit
Current liabilities:
Current maturities of long-term debt	$100,000	$100,000
Accounts payable	42,975	36,193
Gift card liability	146,714	175,640
Current maturities of operating lease obligations	63,110	63,498
Current maturities of finance lease and financing obligations	6,886	7,243
Accrued employee compensation and benefits	11,600	23,211
Accrued advertising expenses	2,290	9,446
Dividends payable	7,881	7,827
Other accrued expenses	28,514	37,394
Total current liabilities	409,970	460,452
Long-term debt, net, less current maturities	1,085,002	1,084,502
Operating lease obligations, less current maturities	269,913	269,097
Finance lease obligations, less current maturities	36,489	34,389
Financing obligations, less current maturities	25,657	26,984
Deferred income taxes, net	58,808	60,829
Deferred franchise revenue, long-term	37,288	38,658
Other non-current liabilities	16,887	16,350
Total liabilities	1,940,014	1,991,261
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $1 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; shares: 40,000,000 authorized; March 31, 2024 - 24,830,124 issued, 15,453,001 outstanding; December 31, 2023 - 24,870,529 issued, 15,344,768 outstanding	248	249
Additional paid-in-capital	245,680	256,542
Retained earnings	159,597	150,008
Accumulated other comprehensive loss	(66)	(64)
Treasury stock, at cost; shares: March 31, 2024 - 9,377,123; December 31, 2023 - 9,525,761	(650,264)	(657,709)
Total stockholders’ deficit	(244,805)	(250,974)
Total liabilities and stockholders’ deficit	$1,695,209	$1,740,287
See the accompanying Notes to Consolidated Financial Statements.

Dine Brands Global, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Revenues:
Franchise revenues:
Royalties, franchise fees and other	$100,616	$102,925
Advertising revenues	75,261	77,037
Total franchise revenues	175,877	179,962
Company restaurant sales	274	1,057
Rental revenues	29,549	31,951
Financing revenues	535	797
Total revenues	206,235	213,767
Cost of revenues:
Franchise expenses:
Advertising expenses	75,261	77,037
Bad debt expense	183	923
Other franchise expenses	11,029	9,406
Total franchise expenses	86,473	87,366
Company restaurant expenses	299	1,079
Rental expenses:
Interest expense from finance leases	740	709
Other rental expenses	21,215	20,899
Total rental expenses	21,955	21,608
Financing expenses	84	98
Total cost of revenues	108,811	110,151
Gross profit	97,424	103,616
General and administrative expenses	52,187	51,087
Interest expense, net	18,072	14,709
Closure and impairment charges	634	467
Amortization of intangible assets	2,722	2,774
Gain on extinguishment of debt	—	(1,661)
(Gain) loss on disposition of assets	(237)	71
Income before income taxes	24,046	36,169
Income tax provision	(6,573)	(8,759)
Net income	17,473	27,410
Other comprehensive (loss) income net of tax:
Foreign currency translation adjustment	(2)	1
Total comprehensive income	$17,471	$27,411
Net income available to common stockholders:
Net income	$17,473	$27,410
Less: Net income allocated to unvested participating restricted stock	(512)	(679)
Net income available to common stockholders	$16,961	$26,731

Net income available to common stockholders per share:
Basic	$1.13	$1.75
Diluted	$1.13	$1.74
Weighted average shares outstanding:
Basic	14,980	15,304
Diluted	14,980	15,339
See the accompanying Notes to Consolidated Financial Statements.

Dine Brands Global, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Deficit
(In thousands except shares)
(Unaudited)

	Three Months Ended March 31, 2024
	Common Stock				Accumulated Other Comprehensive Loss	Treasury Stock
	Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings		Shares	Cost	Total
Balance at December 31, 2023	15,344,768	$249	$256,542	$150,008	$(64)	9,525,761	$(657,709)	$(250,974)
Net income	—	—	—	17,473	—	—	—	17,473
Other comprehensive loss	—	—	—	—	(2)	—	—	(2)
Purchase of Company common stock	(128,479)	—	—	—	—	128,479	(6,000)	(6,000)
Reissuance of treasury stock	277,117	(1)	(13,445)	—	—	(277,117)	13,445	(1)
Net issuance of shares for stock plans	8,268	—	—	—	—	—	—	—
Repurchase of restricted shares for taxes	(48,673)	—	(2,347)	—	—	—	—	(2,347)
Stock-based compensation	—	—	4,923	—	—	—	—	4,923
Dividends on common stock	—	—	36	(7,884)	—	—	—	(7,848)
Tax payments for share settlement of restricted stock units	—	—	(29)	—	—	—	—	(29)
Balance at March 31, 2024	15,453,001	$248	$245,680	$159,597	$(66)	9,377,123	$(650,264)	$(244,805)

	Three Months Ended March 31, 2023
	Common Stock				Accumulated Other Comprehensive Loss	Treasury Stock
	Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings		Shares	Cost	Total
Balance at December 31, 2022	15,599,239	$250	$259,339	$84,538	$(65)	9,360,733	$(645,146)	$(301,084)
Net income	—	—	—	27,410	—	—	—	27,410
Other comprehensive income	—	—	—	—	1	—	—	1
Purchase of Company common stock	(74,860)	—	—	—	—	74,860	(5,000)	(5,000)
Reissuance of treasury stock	194,960	(1)	(8,575)	—	—	(194,960)	9,160	584
Net issuance of shares for stock plans	2,030	—	—	—	—	—	—	—
Repurchase of restricted shares for taxes	(46,630)	—	(3,527)	—	—	—	—	(3,527)
Stock-based compensation	—	—	1,718	—	—	—	—	1,718
Dividends on common stock	—	—	91	(8,017)	—	—	—	(7,926)
Tax payments for share settlement of restricted stock units	—	—	(859)	—	—	—	—	(859)
Balance at March 31, 2023	15,674,739	$249	$248,187	$103,931	$(64)	9,240,633	$(640,986)	$(288,683)
See the accompanying Notes to Consolidated Financial Statements

Dine Brands Global, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net income	$17,473	$27,410
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	9,741	9,222
Non-cash closure and impairment charges	634	459
Non-cash stock-based compensation expense	4,923	1,718
Non-cash interest expense	803	1,171
Gain on extinguishment of debt	—	(1,661)
Deferred income taxes	1,086	(2,901)
Deferred revenue	(1,583)	(1,193)
(Gain) loss on disposition of assets	(237)	71
Other	(212)	(308)
Changes in operating assets and liabilities:
Receivables, net	1,833	(2,369)
Deferred rent receivable	2,186	2,557
Current income tax receivables and payables	9,388	224
Gift card receivables and payables	(978)	(2,310)
Other current assets	5,120	5,024
Accounts payable	(2,158)	(7,579)
Operating lease assets and liabilities	(3,327)	340
Accrued employee compensation and benefits	(11,449)	(11,801)
Accrued advertising	(2,801)	(5,067)
Other current liabilities	111	3,069
Cash flows provided by operating activities	30,553	16,076
Cash flows from investing activities:
Principal receipts from notes, equipment contracts and other long-term receivables	2,525	3,345
Additions to property and equipment	(3,335)	(16,030)
Proceeds from sale of property and equipment	81	—
Additions to long-term receivables	(371)	—
Other	(74)	(54)
Cash flows used in investing activities	(1,174)	(12,739)
Cash flows from financing activities:
Repayment of long-term debt	—	(66,574)
Dividends paid on common stock	(7,827)	(15,971)
Repurchase of common stock	(6,000)	(5,000)
Principal payments on finance lease and financing obligations	(1,640)	(1,870)
Proceeds from stock options exercised	—	584
Repurchase of restricted stock for tax payments upon vesting	(2,347)	(3,527)
Tax payments for share settlement of restricted stock units	(29)	(859)
Other	(3)	—
Cash flows used in financing activities	(17,846)	(93,217)
Net change in cash, cash equivalents and restricted cash	11,533	(89,880)
Cash, cash equivalents and restricted cash at beginning of period	200,592	324,984
Cash, cash equivalents and restricted cash at end of period	$212,125	$235,104
Supplemental disclosures:
Interest paid in cash	$19,846	$16,702
Income taxes paid in cash	$2,907	$11,937

See the accompanying Notes to Consolidated Financial Statements.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1. General
The accompanying unaudited consolidated financial statements of Dine Brands Global, Inc. (the “Company” or “Dine Brands Global”) have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2024.
The consolidated balance sheet at December 31, 2023 has been derived from the audited consolidated financial statements at that date but does not include all of information and footnotes required by U.S. GAAP for complete financial statements.
These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
2. Basis of Presentation
The Company’s fiscal quarters end on the Sunday closest to the last day of each calendar quarter. For convenience, the fiscal quarters of each year are referred to as ending on March 31, June 30, September 30 and December 31. The first fiscal quarter of 2024 began on January 1, 2024 and ended on March 31, 2024. The first fiscal quarter of 2023 began on January 2, 2023 and ended on April 2, 2023.
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
3. Recent Accounting Pronouncements
Accounting Standards Adopted in the Current Fiscal Year
Additional new accounting guidance became effective for the Company as of the beginning of fiscal 2024 that the Company reviewed and concluded was either not applicable to its operations or had no material effect on its consolidated financial statements in the current or future fiscal years.
Newly Issued Accounting Standards Not Yet Adopted
In November 2023, the FASB issued ASU No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure," which updates reportable segment disclosure requirements. The ASU primarily requires enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and the title and position of the CODM with an explanation of how the CODM uses the reported measure(s) of segment profit or loss used to assess segment performance. All annual disclosures of a reportable segment’s profit or loss and assets required by Accounting Standards Codification (“ASC”) 280, “Segment Reporting”, will be required to be disclosed in interim periods. The ASU is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024 with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU in our disclosures.
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

3. Recent Accounting Pronouncements (Continued)

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

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
4. Revenue (Continued)

The following table disaggregates franchise revenue by major type for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Franchise Revenue:
Royalties	$80,212	$83,438
Advertising fees	75,261	77,037
Proprietary product sales and other	17,967	17,262
Franchise and development fees	2,437	2,225
Total franchise revenue	$175,877	$179,962
Accounts and other receivables from franchisees as of March 31, 2024 and December 31, 2023 were $70.1 million (net of allowance of $3.0 million) and $68.7 million (net of allowance of $2.7 million), respectively, and were included in receivables, net in the Consolidated Balance Sheets.
Changes in the Company's contract liability for deferred franchise and development fees during the three months ended March 31, 2024 were as follows:

Deferred Franchise Revenue (short- and long-term)
(In thousands)
Balance at December 31, 2023	$45,269
Recognized as revenue during the three months ended March 31, 2024	(2,306)
Fees deferred during the three months ended March 31, 2024	723
Balance at March 31, 2024	$43,686
The balance of deferred revenue as of March 31, 2024 is expected to be recognized as follows:

(In thousands)
2024 (remaining nine months)	$4,868
2025	5,828
2026	5,002
2027	4,112
2028	3,146
Thereafter	20,730
Total	$43,686
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
Notes Receivable
Notes receivable balances primarily relate to the conversion of certain past due Applebee's franchisee accounts receivable to notes receivable, cash loans to franchisees for working capital purposes, a note receivable in connection with the sale of IHOP company restaurants, and IHOP franchise fee and other notes. The notes are typically collateralized by the franchise. A significant portion of these notes have specific reserves recorded against them amounting to $6.0 million as of March 31, 2024.
Equipment Leases Receivable
Equipment leases receivable primarily relate to IHOP franchise development activity prior to 2003 when IHOP typically leased or purchased the restaurant site, built and equipped the restaurant, then franchised the restaurant to a franchisee. Equipment lease contracts are collateralized by the equipment in the restaurant. The estimated fair value of the equipment collateralizing these lease contracts are not deemed to be significant given the very seasoned and mature nature of this portfolio. The weighted average remaining life of the Company’s equipment leases is 3.1 years as of March 31, 2024.
Real Estate Leases Receivable
Real estate leases receivable primarily relate to IHOP franchise development activity prior to 2003 when IHOP provided the financing for leasing or subleasing the site. Real estate leases at March 31, 2024 comprised of 25 leases with a weighted average remaining life of 10.9 years, and relate to locations that IHOP is leasing from third parties and subleasing to franchisees.
Distributor Receivables
Receivables due from distributors are related to the sale of proprietary products to franchisees through the Company’s network of suppliers and distributors and are included as part of Other receivables.

	March 31, 2024	December 31, 2023
	(In millions)
Accounts receivable	$72.4	$68.0
Gift card receivables	6.5	33.7
Notes receivable	14.1	14.9
Financing receivables:
Equipment leases receivable	18.0	19.7
Real estate leases receivable	19.7	18.4
Other receivables	4.8	18.3
	135.5	173.0
Less: allowance for credit losses and notes receivable	(9.4)	(9.5)
	126.1	163.5
Less: current portion	(90.7)	(127.9)
Long-term receivables	$35.4	$35.6
Changes in the allowance for credit losses during the three months ended March 31, 2024 were as follows:

	Accounts Receivable	Notes Receivable, short-term	Notes Receivable, long-term	Lease Receivables	Equipment Notes	Other (1)	Total
	(In millions)
Balance, December 31, 2023	$2.5	$1.8	$4.8	$0.2	$0.2	$0.0	$9.5
Bad debt (credit) expense	0.4	0.1	(0.3)	0.0	0.0	(0.0)	0.2
Advertising provision adjustment	0.0	—	—	—	—	—	0.0
Write-offs	0.0	(0.3)	—	—	—	—	(0.3)
Balance, March 31, 2024	$2.9	$1.6	$4.5	$0.2	$0.2	$0.0	$9.4
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
The year of origination of the Company's financing receivables at March 31, 2024 is as follows:

	Notes Receivable, short and long-term	Lease Receivables	Equipment Receivables	Total
	(In millions)
2024	$0.0	$2.0	$0.0	$2.0
2023	5.6	3.5	0.9	10.0
2022	0.8	8.0	—	8.8
2021	7.5	2.2	—	9.7
2020	0.2	1.2	—	1.4
Prior	0.0	2.8	17.1	19.9
Total	$14.1	$19.7	$18.0	$51.8
The Company does not place its financing receivables in non-accrual status.
6. Leases
The Company engages in leasing activity as both a lessee and a lessor. The Company currently leases from third parties the real property on which approximately 516 IHOP franchisee-operated restaurants and one Applebee's franchisee-operated restaurant are located; the Company (as lessor) subleases the property to the franchisees that operate those restaurants. The Company also leases property it owns to the franchisees that operate approximately 50 IHOP restaurants and one Applebee's restaurant. The Company leases from a third party the real property on which one Fuzzy's company-operated restaurant is located. The Company also leases office space for its principal corporate office in Pasadena, California and restaurant support centers in Leawood, Kansas, and Irving, Texas. The Company does not have a significant amount of non-real estate leases.
The Company's existing leases/subleases related to IHOP restaurants generally provide for an initial term of 20 to 25 years, with most having one or more five-year renewal options. Leases related to Applebee's restaurants generally have an initial term of 10 to 20 years, with renewal terms of five to 20 years. Option periods were not included in determining liabilities and right-of-use assets related to operating leases. Approximately 280 of the Company's leases met the sales levels that required variable rent payments to the Company (as lessor), based on a percentage of restaurant sales during the three months ended March 31, 2024. Approximately 45 of the leases met the sales levels that required variable rent payments by the Company (as lessee), based on a percentage of restaurant sales during the three months ended March 31, 2024.
The Company's lease (income) cost for the three months ended March 31, 2024 and 2023 was as follows:

	Three Months Ended March 31,
	2024	2023
	(In millions)
Finance lease cost:
Amortization of right-of-use assets	$0.7	$0.6
Interest on lease liabilities	0.7	0.7
Operating lease cost	18.2	19.2
Variable lease cost	2.0	1.9
Short-term lease cost	0.0	0.0
Sublease income	(27.2)	(29.5)
Lease income	$(5.6)	$(7.1)

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
6. Leases (Continued)
Future minimum lease payments under noncancellable leases as lessee as of March 31, 2024 were as follows:

	Finance Leases	Operating Leases
	(In millions)
2024 (remaining nine months)	$6.4	$61.5
2025	7.7	74.2
2026	7.3	67.4
2027	6.2	48.7
2028	4.5	34.4
Thereafter	24.3	120.4
Total minimum lease payments	56.4	406.6
Less: interest/imputed interest	(14.3)	(73.6)
Total obligations	42.1	333.0
Less: current portion	(5.6)	(63.1)
Long-term lease obligations	$36.5	$269.9
The weighted average remaining lease term as of March 31, 2024 was 5.9 years for finance leases and 5.9 years for operating leases. The weighted average discount rate as of March 31, 2024 was 9.2% for finance leases and 5.7% for operating leases.
During the three months ended March 31, 2024 and 2023, the Company made the following cash payments for leases:

	Three Months Ended March 31,
	2024	2023
	(In millions)
Principal payments on finance lease obligations	$1.6	$1.9
Interest payments on finance lease obligations	0.7	0.7
Payments on operating leases	19.7	20.8
Variable lease payments	2.0	2.1
The Company's income from operating leases for the three months ended March 31, 2024 and 2023 was as follows:

	Three Months Ended March 31,
	2024	2023
	(In millions)
Minimum lease payments	$24.5	$27.2
Variable lease income	4.5	4.3
Total operating lease income	$29.0	$31.5
Future minimum payments to be received as lessor under noncancellable operating leases as of March 31, 2024 were as follows:

(In millions)
2024 (remaining nine months)	$75.7
2025	89.7
2026	75.6
2027	58.0
2028	40.7
Thereafter	130.5
Total minimum rents receivable	$470.2

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
6. Leases (Continued)
The Company's income from real estate leases for the three months ended March 31, 2024 and 2023 was as follows:

	Three Months Ended March 31,
	2024	2023
	(In millions)
Interest income	$0.3	$0.3
Variable lease income	0.1	0.1
Selling profit	0.2	—
Total real estate lease income	$0.6	$0.4
Future minimum payments to be received as lessor under noncancellable real estate leases as of March 31, 2024 were as follows:

(In millions)
2024 (remaining nine months)	$2.4
2025	2.5
2026	2.5
2027	2.5
2028	2.6
Thereafter	15.4
Total minimum rents receivable	27.9
Less: unearned income	(8.2)
Total real estate leases receivable	19.7
Less: current portion	(1.8)
Long-term real estate leases receivable	$17.9
7. Long-Term Debt
At March 31, 2024 and December 31, 2023, long-term debt consisted of the following components:

	March 31, 2024	December 31, 2023
	(In millions)
Series 2019-1 4.723% Fixed Rate Senior Secured Notes, Class A-2-II	$594.0	$594.0
Series 2022-1 Variable Funding Senior Secured Notes, Class A-1, variable interest rate of 7.94% and 7.95% at March 31, 2024 and December 31, 2023, respectively	100.0	100.0
Series 2023-1 7.824% Fixed Rate Senior Secured Notes, Class A-2	500.0	500.0
Unamortized debt issuance costs	(9.0)	(9.5)
Long-term debt, net of debt issuance costs	1,185.0	1,184.5
Less: current portion of long-term debt	(100.0)	(100.0)
Long-term debt	$1,085.0	$1,084.5
On June 5, 2019, Applebee’s Funding LLC and IHOP Funding LLC (the “Co-Issuers”), each a special purpose, wholly-owned indirect subsidiary of the Company, issued two tranches of fixed rate senior secured notes, the Series 2019-1 4.194% Fixed Rate Senior Secured Notes, Class A-2-I (“2019 Class A-2-I Notes”) in an initial aggregate principal amount of $700 million and the Series 2019-1 4.723% Fixed Rate Senior Secured Notes, Class A-2-II in an initial aggregate principal amount of $600 million (the “2019 Class A-2-II Notes” and, together with the 2019 Class A-2-I Notes, the “2019 Class A-2 Notes”). The 2019 Class A-2 Notes were issued pursuant to an offering exempt from registration under the Securities Act of 1933, as amended.
On August 12, 2022, the Co-Issuers established a new revolving financing facility, the 2022-1 Variable Funding Senior Secured Notes, Class A-1 (the “Credit Facility”), that allows for drawings up to $325 million of variable funding notes on a revolving basis and the issuance of letters of credit. In connection with this transaction, the Co-Issuers terminated their $225 million revolving financing facility, the 2019-1 Variable Funding Senior Secured Notes, Class A-1.
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
2019 Class A-2 Notes
The 2019 Class A-2-I Notes were voluntarily repaid in full on April 17, 2023, while the 2019 Class A-2-II Notes remain outstanding as of March 31, 2024. For a description of the 2019 Class A-2-I Notes, refer to Note 8 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The legal final maturity of the 2019 Class A-2-II Notes is June 2049, but rapid amortization will apply if the 2019 Class A-2-II Notes are not repaid by June 2026 (the “2019 Class A-2-II Anticipated Repayment Date”). If the Co-Issuers have not repaid or refinanced the 2019 Class A-2-II Notes by the 2019 Class A-2-II Anticipated Repayment Date, then additional interest will accrue on the 2019 Class A-2-II Notes, as applicable, at the greater of: (A) 5.0% and (B) the amount, if any, by which the sum of the following exceeds the applicable 2019 Class A-2-II Note interest rate: (x) the yield to maturity (adjusted to a quarterly bond-equivalent basis) on the 2019 Class A-2-II Anticipated Repayment Date of the United States Treasury Security having a term closest to 10 years plus (y) 7.64% for the 2019 Class A-2-II Notes.
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
As of March 31, 2024, the Company's leverage ratio was approximately 4.3x. As a result, quarterly principal payments on the 2019 Class A-2-II Notes of $1.5 million currently are not required.
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
As of March 31, 2024, the outstanding balance of the Credit Facility was $100 million. The amount of $3.4 million was pledged against the Credit Facility for outstanding letters of credit, leaving $221.6 million of the Credit Facility available for borrowing at March 31, 2024. It is anticipated that any principal and interest on the Credit Facility outstanding will be repaid in full on or prior to the quarterly payment date in June 2027, subject to two additional one-year extensions at the option of the Company upon the satisfaction of certain conditions. The letters of credit are used primarily to satisfy insurance-related collateral requirements. The weighted average interest rate for the period outstanding during the three months ended March 31, 2024 was 7.95%.
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
While the 2023 Class A-2 Notes are outstanding, payment of principal and interest is required to be made on the 2023 Class A-2 Notes on a quarterly basis. The quarterly principal payment of $1.25 million on the 2023 Class A-2 Notes may be suspended when the leverage ratio for the Company and its subsidiaries is less than or equal to 5.25x.
As of March 31, 2024, the Company's leverage ratio was approximately 4.3x. As a result, quarterly principal payments on the 2023 Class A-2 Notes of $1.25 million currently are not required.
The Company may voluntarily repay the 2023 Class A-2 Notes at any time; however, if the 2023 Class A-2 Notes are repaid prior to certain dates, the Company would be required to pay make-whole premiums. As of March 31, 2024, the make-whole premium associated with voluntary prepayment of the 2023 Class A-2 Notes was approximately $35.5 million. The Company also would be subject to a make-whole premium in the event of a mandatory prepayment required following a Rapid Amortization Event or certain asset dispositions. The mandatory make-whole premium requirements are considered derivatives embedded in the Notes that must be bifurcated for separate valuation. The Company estimated the fair value of these derivatives to be immaterial as of March 31, 2024, based on the probability-weighted discounted cash flows associated with either event.
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
In general, the DSCR ratio is Net Cash Flow (as defined in the Indenture) for the four quarters preceding the calculation date divided by the total debt service payments (as defined in the Indenture) of the preceding four quarters. The complete definitions of the DSCR and all calculation elements are contained in the Indenture. Failure to maintain a prescribed DSCR can trigger a Cash Flow Sweeping Event, A Rapid Amortization Event, a Manager Termination Event or a Default Event (each as defined in the Indenture) as described below. In a Cash Flow Sweeping Event, the Trustee is required to retain 50% of excess Cash Flow (as defined in the Indenture) in a restricted account. In a Rapid Amortization Event, all excess Cash Flow is retained and used to retire principal amounts of debt. In a Manager Termination Event, the Company may be replaced as manager of the assets securitized under the Indenture. In a Default Event, the outstanding principal amount and any accrued but unpaid interest can be called to become immediately due and payable. Key DSCRs are as follows:
•DSCR less than 1.75x - Cash Flow Sweeping Event
•DSCR less than 1.20x - Rapid Amortization Event
•Interest-only DSCR less than 1.20x - Manager Termination Event
•Interest-only DSCR less than 1.10x - Default Event
The Company's DSCR for the reporting period ended March 31, 2024 was approximately 3.5x.
Debt Issuance Costs
2023 Class A-2 Notes
The Company incurred costs of approximately $8.0 million in connection with the issuance of the 2023 Class A-2 Notes. These debt issuance costs are being amortized using the effective interest method over the estimated life of the 2023 Class A-2 Notes. Amortization costs of $0.3 million were included in interest expense for the three months ended March 31, 2024. As of March 31, 2024, unamortized debt issuance costs of $7.0 million are reported as a direct reduction of the 2023 Series Class A-2 Notes in the Consolidated Balance Sheets.
2022 Class A-1 Notes
In August 2022, the Company incurred costs of approximately $6.3 million in connection with the issuance of the Credit Facility. These debt issuance costs are being amortized over the estimated life of the Credit Facility. Amortization costs of $0.3 million and $0.3 million of these costs were included in interest expense for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, unamortized debt issuance costs of $4.4 million related to the Credit Facility are classified as other non-current assets in the Consolidated Balance Sheets.
2019 Class A-2 Notes
The Company incurred costs of approximately $12.9 million in connection with the issuance of the 2019 Class A-2 Notes. These debt issuance costs are being amortized using the effective interest method over estimated life of each tranche of the 2019 Class A-2 Notes. Amortization costs of $0.2 million and $0.9 million were included in interest expense for the three months ended March 31, 2024 and 2023, respectively. The Company repaid the entire outstanding balance of approximately $585.1 million of its 2019 Class A-2-I Notes during the second quarter of fiscal year 2023 and wrote off the related remaining issuance costs of $1.7 million. As of March 31, 2024, unamortized debt issuance costs of $2.0 million are reported as a direct reduction of the 2019 Class A-2-II Notes in the Consolidated Balance Sheets.
Gain on Extinguishment of Debt
The Company purchased $67.9 million of its 2019 Class A-2-I Notes under par and recognized a $1.7 million gain on extinguishment of debt during the three months ended March 31, 2023.
Maturities of Long-term Debt
•The final maturity of the 2019 Class A-2-II Notes is in June 2049, but it is anticipated that, unless repaid earlier, the 2019 Class A-2-II Notes will be repaid in June 2026.
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
•Quarterly principal payments on the 2019 Class A-2-II Notes totaling $1.5 million ($6.0 million per annum) are required if the Company's leverage ratio is greater than 5.25x.
•Quarterly principal payments on the 2023 Class A-2 Notes totaling $1.25 million ($5.0 million per annum) are required if the Company's leverage ratio is greater than 5.25x.
8. Stockholders' Deficit
Dividends
Dividends declared and paid per share for the three and three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024	2023
Dividends declared per common share	$0.51	$0.51
Dividends paid per common share	$0.51	$1.02
During the three months ended March 31, 2024 and 2023, the Company paid dividends of $7.8 million and $16.0 million, respectively.
On February 26, 2024, the Board of Directors declared a first quarter 2024 cash dividend of $0.51 per share of common stock, paid on April 5, 2024 to the stockholders of record as of the close of business on March 20, 2024.
On December 2, 2022, the Board of Directors declared a fourth quarter 2022 cash dividend of $0.51 per share of common stock, paid on January 6, 2023 to the stockholders of record as of the close of business on December 20, 2022.
On February 21, 2023, the Board of Directors declared a first quarter 2023 cash dividend of $0.51 per share of common stock, paid on March 31, 2023 to the stockholders of record as of the close of business on March 20, 2023.
Stock Repurchase Program
In February 2022, the Company’s Board of Directors approved a stock repurchase program, effective April 1, 2022, authorizing the Company to repurchase up to $250 million of the Company’s common stock (the “2022 Repurchase Program”) on an opportunistic basis from time to time in the open market or in privately negotiated transactions based on business, market, applicable legal requirements and other considerations. The 2022 Repurchase Program, as approved by the Board of Directors, does not require the repurchase of a specific number of shares and can be terminated at any time.
During the three months ended March 31, 2024, the Company repurchased 128,479 shares of common stock at a cost of $6.0 million. Cumulatively, the Company repurchased 1,724,257 shares at a cost of $110.7 million. As of March 31, 2024, a remaining amount of $139.3 million in the value of shares may be repurchased under the 2022 Repurchase Program.
Treasury Stock
Repurchases of the Company's common stock are included in treasury stock at the cost of shares repurchased plus any transaction costs. Treasury stock may be re-issued when stock options are exercised, when restricted stock awards are granted and when restricted stock units settle in stock upon vesting. The cost of treasury stock re-issued is determined using the first-in, first-out (“FIFO”) method. During the three months ended March 31, 2024, the Company re-issued 277,117 shares of treasury stock at a total FIFO cost of $13.4 million.
9. Income Taxes
The Company's effective tax rate was 27.3% for the three months ended March 31, 2024, as compared to 24.2% for the three months ended March 31, 2023. The effective tax rate for the three months ended March 31, 2024 was higher than the rate of the prior comparable period primarily due to a lower tax deduction related to stock-based compensation.
The total gross unrecognized tax benefit as of March 31, 2024 and December 31, 2023 was $3.9 million and $3.5 million, respectively, excluding interest, penalties and related income tax benefits. The Company estimates the unrecognized tax benefit as of March 31, 2024 may decrease over the upcoming 12 months by $0.2 million related to settlements with taxing authorities and statute of limitations expirations. For the remaining liability, due to the uncertainties related to these tax matters, the Company is unable to make a reasonable estimate as to when cash settlement with a taxing authority will occur.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
9. Income Taxes (Continued)
As of March 31, 2024, the accrued interest was $0.9 million and accrued penalties were less than $0.1 million, excluding any related income tax benefits. As of December 31, 2023, the accrued interest was $0.9 million and accrued penalties were less than $0.1 million, excluding any related income tax benefits. The Company recognizes interest accrued related to unrecognized tax benefits and penalties as a component of the income tax provision recognized in the Consolidated Statements of Comprehensive Income.
The Company files federal income tax returns and the Company or one of its subsidiaries file income tax returns in various state and international jurisdictions. With few exceptions, the Company is no longer subject to federal tax examinations by tax authorities for years before 2020 and state or non-United States tax examinations by tax authorities for years before 2019. The Company believes that adequate reserves have been recorded relating to all matters contained in the tax periods open to examination.
10. Stock-Based Compensation
The following table summarizes the components of stock-based compensation expense included in general and administrative expenses in the Consolidated Statements of Comprehensive Income:

	Three Months Ended March 31,
	2024	2023
	(In millions)
Equity classified awards expense	$5.0	$1.8
Liability classified awards expense	0.6	0.7
Total stock-based compensation expense	$5.6	$2.5
As of March 31, 2024, total unrecognized compensation expense of $27.6 million related to restricted stock and restricted stock units and $4.7 million related to stock options is expected to be recognized over a weighted average period of 1.7 years for restricted stock and restricted stock units and 1.8 years for stock options.
Fair Value Assumptions
The following table summarizes the assumptions used in the Black-Scholes model for stock options granted during the three months ended March 31, 2024:

Risk-free interest rate	4.3%
Historical volatility	70.2%
Dividend yield	4.2%
Expected years until exercise	4.5
Fair value of options granted	$22.26

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
10. Stock-Based Compensation (Continued)
Equity Classified Awards - Stock Options
Stock option balances at March 31, 2024, and activity for the three months ended March 31, 2024 were as follows:

	Number of Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Millions)
Outstanding at December 31, 2023	462,506	$77.59
Granted	133,729	49.06
Exercised	—	—
Expired	(13,366)	92.47
Forfeited	—	—
Outstanding at March 31, 2024	582,869	70.70	6.7	$—
Vested and Expected to Vest at March 31, 2024	552,055	71.54	6.5	$—
Exercisable at March 31, 2024	377,446	$77.78	5.2	$—
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price of the Company’s common stock on the last trading day of the first quarter of 2024 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2024. The aggregate intrinsic value will change based on the fair market value of the Company’s common stock and the number of in-the-money options.
Equity Classified Awards - Restricted Stock and Restricted Stock Units
Outstanding balances as of March 31, 2024, and activity related to restricted stock and restricted stock units for the three months ended March 31, 2024 were as follows:

	Shares of Restricted Stock	Weighted Average Grant Date Fair Value	Stock-Settled Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	338,622	$73.33	58,475	$54.07
Granted	277,117	49.05	29,473	49.06
Released	(130,347)	74.85	(16,789)	75.01
Forfeited	(7,917)	70.09	—	—
Outstanding at March 31, 2024	477,475	$58.88	71,159	$47.10
Liability Classified Awards - Long-Term Incentive Awards
The Company has granted cash long-term incentive awards (“LTIP awards”) to certain employees. Annual LTIP awards vest over a three-year period and are determined using multipliers from 0% to 200% of the target award based on the total stockholder return of Dine Brands Global common stock compared to the total stockholder returns of a peer group of companies. The awards are considered stock-based compensation and are classified as liabilities measured at fair value as of the respective period end. For the three months ended March 31, 2024 and 2023, an expense of $0.6 million and $0.7 million, respectively, was included in total stock-based compensation expense related to LTIP awards. At March 31, 2024 and December 31, 2023, liabilities of $1.4 million and $0.7 million, respectively, related to LTIP awards were included as part of accrued employee compensation and benefits in the Consolidated Balance Sheets.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

11. Net Income per Share
The computation of the Company's basic and diluted net income per share is as follows:

	Three Months Ended March 31,
	2024	2023
	(In thousands, except per share data)
Numerator for basic and diluted income per common share:
Net income	$17,473	$27,410
Less: Net income allocated to unvested participating restricted stock	(512)	(679)
Net income available to common stockholders - basic	16,961	26,731
Effect of unvested participating restricted stock in two-class calculation	—	1
Net income available to common stockholders - diluted	$16,961	$26,732
Denominator:
Weighted average outstanding shares of common stock - basic	14,980	15,304
Dilutive effect of stock options	—	35
Weighted average outstanding shares of common stock - diluted	14,980	15,339
Net income per common share:
Basic	$1.13	$1.75
Diluted	$1.13	$1.74
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
 As of March 31, 2024, the franchise operations segment consisted of 1,636 restaurants operated by Applebee’s franchisees in the United States, two U.S. territories and 12 countries outside the United States; 1,809 restaurants operated by IHOP franchisees and area licensees in the United States, two U.S. territories and 13 countries outside the United States; and 127 restaurants operated by Fuzzy's franchisees in the United States. Franchise operations revenue consists primarily of franchise royalty revenues, franchise advertising revenue, sales of proprietary products to franchisees, and other franchise fees. Franchise operations expenses include advertising expense, the cost of proprietary products, pre-opening training expenses and other franchise-related costs.
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
In December 2022, three company-operated Fuzzy's restaurants were acquired, of which two were subsequently refranchised in the second quarter of 2023. As of March 31, 2024, the company restaurants segment consisted of one company-operated Fuzzy's restaurant. All company-operated restaurants are located in the United States. Company-operated restaurant operation revenue consists of retail sales at company operated restaurants. Company-operated restaurant operation expenses are operating expenses such as food, beverage, labor, benefits, utilities, rent and other operating costs.

Dine Brand Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
12. Segments (Continued)
Information on segments is as follows:

	Three Months Ended March 31,
	2024	2023
	(In millions)
Revenues from external customers:
Franchise operations	175.9	$180.0
Rental operations	29.5	32.0
Company restaurants	0.3	1.0
Financing operations	0.5	0.8
Total revenues from external customers	$206.2	$213.8

Interest expense:
Rental operations	$1.1	$1.0
Corporate	18.1	14.7
Total interest expense	$19.2	$15.7

Depreciation and amortization:
Franchise operations	$2.4	$2.5
Rental operations	2.6	2.6
Company restaurants	0.0	0.0
Corporate	4.7	4.1
Total depreciation and amortization	$9.7	$9.2

Gross profit by segment:
Franchise operations	$89.4	$92.6
Rental operations	7.6	10.4
Company restaurants	0.0	0.0
Financing operations	0.4	0.7
Total gross profit	97.4	103.7
Corporate and unallocated expenses, net	(73.4)	(67.5)
Income before income taxes	$24.0	$36.2

13. Closure and Impairment Charges
Closure and impairment charges for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024	2023
	(In millions)
Closure charges	$0.6	$0.4
Long-lived tangible asset impairment	—	0.1
Total closure and impairment charges	$0.6	$0.5
The closure charges of $0.6 million for the three months ended March 31, 2024 were related to the establishment of or revisions to existing closure reserves, including accretion, primarily for 21 IHOP restaurants closed prior to December 31, 2023.
The closure charges of $0.4 million for the three months ended March 31, 2023 were primarily related to revisions to existing closure reserves, including accretion, primarily for 28 IHOP restaurants closed prior to December 31, 2022.

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
The fair values of the Company's long-term debt, excluding the Credit Facility, at March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024	December 31, 2023
	(In millions)
Face Value	$1,094.0	$1,094.0
Fair Value	$1,084.3	$1,085.8
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
Lease Guarantees
In connection with the refranchising of Applebee’s restaurants to franchisees, the Company has, in certain cases, guaranteed or has potential continuing liability for lease payments totaling $393.1 million as of March 31, 2024. This amount represents the maximum potential liability for future payments under these leases. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from 2024 through 2058. Excluding unexercised option periods, the Company's potential liability for future payments under these leases is $103.7 million. In the event of default, the indemnity and default clauses in the sale or assignment agreements govern the Company's ability to pursue and recover damages incurred.
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

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
16. Cash, Cash Equivalents and Restricted Cash (Continued)

The components of cash and cash equivalents were as follows:

	March 31, 2024	December 31, 2023
	(In millions)
Money market funds	$45.0	$42.0
IHOP advertising funds and gift card programs	75.5	82.8
Other depository accounts	24.5	21.2
Total cash and cash equivalents	$145.0	$146.0
Current Restricted Cash
Current restricted cash primarily consisted of funds required to be held in trust in connection with the Company's securitized debt and funds from Applebee's franchisees pursuant to franchise agreements, usage of which was restricted to advertising activities.
The components of current restricted cash were as follows:

	March 31, 2024	December 31, 2023
	(In millions)
Securitized debt reserves	$39.2	$31.2
Applebee's advertising funds	7.0	2.0
Other	1.4	1.9
Total current restricted cash	$47.6	$35.1
Non-current Restricted Cash
Non-current restricted cash was $19.5 million at March 31, 2024 and December 31, 2023 and represents interest reserves required to be set aside for the duration of the Company's securitized debt.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in conjunction with the consolidated financial statements and the related notes that appear elsewhere in this report and the MD&A contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Statements contained in this report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Please refer to the section of this report under the heading “Cautionary Statement Regarding Forward-Looking Statements” for more information. Except where the context indicates otherwise, the words “we,” “us,” “our,” “Dine Brands Global” and the “Company” refer to Dine Brands Global, Inc., together with its subsidiaries that are consolidated in accordance with United States generally accepted accounting principles (“U.S. GAAP”).
Overview
Through various subsidiaries, we own and franchise the Applebee's Neighborhood Grill & Bar® (“Applebee's”) concept in the American full-service segment within the casual dining category of the restaurant industry, the International House of Pancakes® (“IHOP”) concept in the mid-scale full-service restaurant segment within the family dining category of the restaurant industry, and the Fuzzy's Taco Shop® (“Fuzzy's”) concept in the Mexican limited-service restaurant segment within the fast-casual dining category of the restaurant industry. References herein to Applebee's®, IHOP® and Fuzzy's Taco Shop® restaurants are to these three restaurant concepts, whether operated by franchisees, area licensees and their sub-licensees (collectively, “area licensees”) or by us. With close to 3,600 restaurants, we believe we are one of the largest full-service restaurant companies in the world.
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

	Three Months Ended March 31,		Favorable (Unfavorable) Variance
	2024	2023
	(In millions, except per share data)
Income before income taxes	$24.0	$36.2	$(12.2)
Income tax provision	(6.6)	(8.8)	2.2
Net income	$17.5	$27.4	$(9.9)

Effective tax rate	27.3%	24.2%	(3.1)%

Net income per diluted share	$1.13	$1.74	$(0.61)
			% decrease
Weighted average diluted shares	15.0	15.3	(2.0)%
The effective tax rate for the three months ended March 31, 2024 was higher than the rate of the prior comparable period primarily due to a lower tax deduction related to stock-based compensation.

The following table highlights the primary components of the decrease in our income before income taxes for the three months ended March 31, 2024, compared to our income before income taxes for the comparable prior period (in millions):

Favorable/ (Unfavorable) Variance
Three Months Ended March 31, 2024
Decrease in gross profit:
Applebee's franchise operations	$(1.3)
IHOP franchise operations	(0.1)
Fuzzy's franchise operations	(1.8)
Company restaurant operations	0.0
Rental and financing operations	(3.0)
Total decrease in gross profit	(6.2)
Increase in general and administrative ("G&A") expenses	(1.1)
Increase in interest expense, net	(3.4)
Change in gain on disposition of assets	0.3
Change in gain on extinguishment of debt	(1.7)
Increase in closure and impairment charges	(0.1)
Decrease in amortization of intangible assets	0.1
Decrease in income before income taxes	$(12.1)
Total gross profit for the three months ended March 31, 2024 decreased compared with the same period of the prior year, due to decreased revenue from franchise and rental operations and increased franchisor advertising contribution. In addition, income before income taxes for the three months ended March 31, 2024 decreased compared to the prior year period due to a gain on extinguishment of debt in the same period in the prior year, increased interest expense and increased G&A expenses. The increase in interest expense primarily related to higher-rate securitized notes and borrowings from our revolving line of credit. The increase in G&A expenses was primarily attributable to an increase in compensation-related expenses (predominantly stock-based compensation) and an increase in consumer research expenses, partially offset by a decrease in professional services.
Increases in commodity, labor and other restaurant operating costs experienced at restaurants owned and operated by our franchisees could impact us to the extent our franchisees are adversely impacted by a sustained decline in their operating margins. At company operated restaurants, when applicable, increases in commodity, labor and other restaurant operating costs impact us directly.
See “Consolidated Results of Operations - Comparison of the Three Months Ended March 31, 2024 and 2023” for additional discussion of the changes shown above.
Key Performance Indicators
In evaluating the performance of each restaurant concept, we consider the key performance indicators to be the system-wide sales percentage change, the percentage change in domestic system-wide same-restaurant sales (“domestic same-restaurant sales”), net franchise restaurant development and the change in effective restaurants. Changes in both domestic same-restaurant sales and in the number of Applebee's, IHOP and Fuzzy's restaurants will impact our system-wide retail sales that drive franchise royalty revenues. Restaurant development also impacts franchise revenues in the form of initial franchise fees and, in the case of IHOP and Fuzzy's restaurants, sales of proprietary products.

Our key performance indicators for the three months ended March 31, 2024 were as follows:

	Three Months Ended
	March 31, 2024
	Applebee's	IHOP	Fuzzy's
Sales percentage (decrease) increase in reported retail sales - 2024 vs. 2023	(5.9)%	0.2%	(13.1)%
% Decrease in domestic system-wide same-restaurant sales	(4.6)%	(1.7)%	(9.8)%
Net franchise restaurant reduction (1)	(6)	(5)	(4)
Net (decrease) increase in total effective restaurants (2)	(38)	27	(9)
_________________________________________
(1) Franchise and area license restaurant closings, net of openings, during the three months ended March 31, 2024.
(2) Change in the weighted average number of franchise, area license and company-operated restaurants open during the three months ended March 31, 2024, compared to the weighted average number of those open during the same period of 2023.
The change in total effective restaurants for each brand reflects both permanent closures, net of openings, over the past 12 months as well as the weighted effect of restaurants temporarily closed during each period.
Applebee’s system-wide domestic same-restaurant sales decreased 4.6% for the three months ended March 31, 2024 as compared to the same period of 2023. The decrease in same-restaurant sales was primarily due to a decrease in traffic, partially offset by an increase in menu pricing offset by product mix.
Based on data from Black Box Intelligence, a restaurant sales reporting firm (“Black Box”), Applebee's same-restaurant sales for the three months ended March 31, 2024 underperformed the casual dining segment of the restaurant industry (excluding Applebee's) during the same period.

Applebee's Off-Premise Sales Data	Three Months Ended March 31,
	2024	2023
Off-premise sales (in millions) (1)	$237.5	$263.4
% sales mix	22.1%	23.1%
(1) Primarily to-go, delivery and catering sales for comparable 2024 and 2023 restaurants.

IHOP's system-wide domestic same-restaurant sales decreased 1.7% for the three months ended March 31, 2024 as compared to the same period of 2023. The decrease in same-restaurant sales was primarily due to a decrease in traffic, partially offset by an increase in average check. The increase in average check was primarily due to menu pricing increase.
Based on data from Black Box, IHOP's decrease in same-restaurant sales for the three months ended March 31, 2024 underperformed the family dining segment of the restaurant industry (excluding IHOP) during the same period.

IHOP Off-Premise Sales Data	Three Months Ended March 31,
	2024	2023
Off-premise sales (in millions) (1)	$155.7	$161.2
% sales mix	21.0%	21.7%
(1) Primarily to-go, delivery and catering sales for comparable 2024 and 2023 restaurants.

Quarterly Domestic Same-Restaurant Sales - Fuzzy's
Fuzzy's system-wide domestic same-restaurant sales decreased 9.8% for the three months ended March 31, 2024 as compared to the same period of 2023. The decrease in same-restaurant sales was primarily due to a decrease in traffic.

Fuzzy's Off-Premise Sales Data	Three Months Ended March 31,
	2024	2023
Off-premise sales (in millions) (1)	$18.3	$19.7
% sales mix	40.8%	39.5%
(1) Primarily to-go, delivery and catering sales for comparable 2024 and 2023 restaurants.

Restaurant Data
The following table sets forth the number of “Effective Restaurants” in the Applebee’s, IHOP and Fuzzy's systems and information regarding the percentage change in sales at those restaurants compared to the same period of the prior year. Sales at restaurants that are owned by franchisees and area licensees are not attributable to the Company and, as such, the percentage change in sales at Effective Restaurants is based on non-GAAP sales data. However, we believe that presentation of this information is useful in analyzing our revenues because franchisees and area licensees pay us royalties and advertising fees that are based on a percentage of their sales, and, where applicable, rental payments under leases that partially may be based on a percentage of their sales. Management also uses this information to make decisions about plans for future development of additional restaurants as well as evaluation of current operations.

	Three Months Ended March 31,
	2024	2023
Applebee's Restaurant Data
Global Effective Restaurants(a)
Franchise	1,635	1,673
Company	—	—
Total	1,635	1,673
System-wide(b)
Domestic sales percentage change(c)	(5.9)%	5.6%
Domestic same-restaurant sales percentage change(d)	(4.6)%	6.1%
Franchise(b)
Domestic sales percentage change(c)	(5.9)%	9.6%
Domestic same-restaurant sales percentage change(d)	(4.6)%	5.6%
Average weekly domestic unit sales (in thousands)	$54.7	$56.8

IHOP Restaurant Data
Global Effective Restaurants(a)
Franchise	1,644	1,617
Area license	156	156
Total	1,800	1,773
System-wide(b)
Sales percentage change(c)	0.2%	11.4%
Domestic same-restaurant sales percentage change, including area license restaurants(d)	(1.7)%	8.7%
Franchise(b)
Sales percentage change(c)	0.2%	11.5%
Domestic same-restaurant sales percentage change(d)	(1.9)%	8.8%
Average weekly unit sales (in thousands)	$37.6	$38.2
Area License(b)
Sales percentage change(c)	0.0%	10.3%

Fuzzy's Restaurant Data
Global Effective Restaurants(a)
Franchise	127	134
Company	1	3
Total	128	137
System-wide(b)
Domestic sales percentage change(c)	(13.1)%	3.5%
Domestic same-restaurant sales percentage change(d)	(9.8)%	(0.4)%
Franchise(b)
Domestic sales percentage change(c)	(11.9)%	3.5%
Domestic same-restaurant sales percentage change(d)	(9.8)%	(0.5)%
Average weekly domestic unit sales (in thousands)	$28.6	$30.8
(a)   “Effective Restaurants” are the weighted average number of restaurants open in each fiscal period, adjusted to account for restaurants open for only a portion of the period. Information is presented for all Effective Restaurants in the Applebee’s, IHOP and Fuzzy's systems, which consist of restaurants owned by franchisees and area licensees as well as those owned by the Company. Effective Restaurants do not include units operated as ghost kitchens (small kitchens with no store-front presence, used to fill off-premise orders).
(b)   “System-wide sales” are retail sales at Applebee’s and Fuzzy's restaurants operated by franchisees and IHOP restaurants operated by franchisees and area licensees, as reported to the Company, in addition to retail sales at company-operated Fuzzy's restaurants. System-wide sales do not include retail sales of ghost kitchens. Sales at restaurants that are owned by franchisees and area licensees are not attributable to the Company. An increase in franchisees'

reported sales will result in a corresponding increase in our royalty revenue, while a decrease in franchisees' reported sales will result in a corresponding decrease in our royalty revenue. Unaudited reported sales for Applebee's and Fuzzy's franchise restaurants, Fuzzy's company-operated restaurants, IHOP franchise restaurants and IHOP area license restaurants were as follows:

	Three Months Ended March 31,
	2024	2023
Reported sales (in millions)
Applebee's franchise restaurant sales	$1,120.9	$1,190.3
IHOP franchise restaurant sales	803.8	802.2
IHOP area license restaurant sales	77.8	77.8
Fuzzy's franchise restaurant sales	47.3	53.6
Fuzzy's company-operated restaurants	0.3	1.1
Total	$2,050.1	$2,125.0
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

Restaurant Development Activity	Three Months Ended March 31,
	2024	2023
Applebee's
Summary - beginning of period:
Franchise	1,642	1,678
Company	—	—
Beginning of period	1,642	1,678

Franchise restaurants opened:
Domestic	—	—
International	2	2
Total franchise restaurants opened	2	2
Franchise restaurants permanently closed:
Domestic	(5)	(6)
International	(3)	(1)
Total franchise restaurants permanently closed	(8)	(7)
Net franchise restaurant reduction	(6)	(5)

Summary - end of period:
Franchise	1,636	1,673
Company	—	—
Total Applebee's restaurants, end of period	1,636	1,673
Domestic	1,531	1,563
International	105	110

IHOP
Summary - beginning of period:
Franchise	1,657	1,625
Area license	157	156
Total IHOP restaurants, beginning of period	1,814	1,781

Restaurant Development Activity	Three Months Ended March 31,
	2024	2023
Franchise/area license restaurants opened:
Domestic franchise	5	13
Domestic area license	—	2
International franchise	2	4
Total franchise/area license restaurants opened	7	19
Franchise/area license restaurants permanently closed:
Domestic franchise	(8)	(8)
Domestic area license	(1)	(1)
International franchise	(3)	(1)
Total franchise/area license restaurants permanently closed	(12)	(10)
Net increase (decrease) in franchise/area license restaurants	(5)	9

Summary - end of period:
Franchise	1,653	1,633
Area license	156	157
Company	—	—
Total IHOP restaurants, end of period	1,809	1,790
Domestic	1,692	1,683
International	117	107

Fuzzy's
Summary - beginning of period:
Franchise	131	134
Company	1	3
Beginning of period	132	137

Franchise restaurants opened:
Domestic	—	—
Franchise restaurants permanently closed:
Domestic	(4)	—
Net franchise restaurant reduction	(4)	—

Summary - end of period:
Franchise	127	134
Company	1	3
Total Fuzzy's restaurants, end of period	128	137
Domestic	128	137
International	—	—
The restaurant counts and activity presented above do not include one domestic Applebee's ghost kitchen (small kitchens with no store-front presence, used to fill off-premise orders), 11 international Applebee's ghost kitchens and 41 international IHOP ghost kitchens.
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

Closures of restaurants adversely impact our system-wide retail sales that drive our franchise royalty revenues as well as, in the case of IHOP and Fuzzy's restaurants, sales of proprietary products. Further, with certain restaurants, we own or lease the underlying property and sublease it to the applicable franchisee. Thus, our rental income also could be adversely affected due to the loss of such income, as well as our obligation to make rental or other payments for such properties.
CONSOLIDATED RESULTS OF OPERATIONS
Comparison of the Three Months Ended March 31, 2024 and 2023
Financial Results

Revenue	Three Months Ended March 31,		Favorable (Unfavorable) Variance
	2024	2023
	(In millions)
Franchise operations	$175.9	$180.0	$(4.1)
Rental operations	29.5	32.0	(2.5)
Company restaurant operations	0.3	1.0	(0.7)
Financing operations	0.5	0.8	(0.3)
Total revenue	$206.2	$213.8	$(7.6)
Change vs. prior period	(3.5)%
Total revenue for the three months ended March 31, 2024 decreased compared with the same period of the prior year, primarily due to the decrease in franchise operations revenue and the decrease in rental operations revenue. The decrease in franchise operations revenue was primarily attributable to the decreases in domestic same-restaurant sales and the decrease in the number of Applebee's effective restaurants, partially offset by increases in the number of effective restaurants and proprietary product sales at IHOP. Rental operations revenue decreased primarily due to the lease buyouts during the three months ended March 31, 2023.

Gross Profit	Three Months Ended March 31,		Favorable (Unfavorable) Variance
	2024	2023
	(In millions)
Franchise operations	$89.4	$92.6	$(3.2)
Rental operations	7.6	10.4	(2.8)
Company restaurant operations	0.0	0.0	0.0
Financing operations	0.4	0.7	(0.3)
Total gross profit	$97.4	$103.7	$(6.3)
Change vs. prior period	(6.0)%
Total gross profit for the three months ended March 31, 2024 decreased compared with the same period of the prior year, primarily due to decreased gross profit from franchise operations and rental operations. The franchise operations gross profit decreased primarily due to Applebee's and Fuzzy's decreased franchise revenue and increases in franchisor advertising contributions. The rental operations gross profit was primarily due to decreased rental revenue.

Franchise Operations	Three Months Ended March 31,		Favorable (Unfavorable) Variance
	2024	2023
	(In millions, except number of restaurants)
Effective Franchise Restaurants:(1)
Applebee’s	1,635	1,673	(38)
IHOP	1,800	1,773	27
Fuzzy's	127	134	(7)
Franchise Revenues:
Applebee’s franchise fees	$43.4	$45.6	$(2.2)
IHOP franchise fees	54.3	53.7	0.6
Fuzzy's franchise fees	2.9	3.6	(0.7)
Advertising fees	75.3	77.0	(1.7)
Total franchise revenues	175.9	179.9	(4.0)
Franchise Expenses:
Applebee’s	0.6	1.6	1.0
IHOP	9.3	8.6	(0.7)
Fuzzy's	1.3	0.2	(1.1)
Advertising expenses	75.3	77.0	1.7
Total franchise expenses	86.5	87.4	0.9
Franchise Gross Profit:
Applebee’s	42.7	44.0	(1.3)
IHOP	45.0	45.2	(0.2)
Fuzzy's	1.6	3.4	(1.8)
Total franchise gross profit	$89.3	$92.6	$(3.3)
Gross profit as % of franchise revenue (2)	50.8%	51.5%
Gross profit as % of franchise fees (2)(3)	88.9%	90.0%
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
Applebee's franchise fee revenue for the three months ended March 31, 2024 decreased 4.8% as compared with the same period of the prior year, primarily due to the unfavorable impact on royalties of a 4.6% decrease in domestic same-restaurant sales and the decrease in the number of effective franchise restaurants.
Applebee's franchise expenses for the three months ended March 31, 2024 decreased $1.0 million as compared with the same period of the prior year, primarily due to a decrease in bad debt expense.
IHOP's franchise fee revenue for the three months ended March 31, 2024 increased 1.1% as compared with the same period of the prior year, primarily due to an increase in the number of effective franchise restaurants and an increase in proprietary product sales, partially offset by a 1.7% decrease in same-restaurant sales.
IHOP's franchise expenses for the three months ended March 31, 2024 increased $0.7 million as compared with same period of the prior year, primarily due to an increase in franchisor advertising contribution.
Fuzzy's franchise fee revenue for the three months ended March 31, 2024 decreased $0.7 million compared with the same period of the prior year, primarily due to a 9.8% decrease in domestic same-restaurant sales and decrease in the number of effective franchise restaurants.
Fuzzy's franchise expenses for the three months ended March 31, 2024 increased $1.1 million compared with the same period of the prior year, primarily due to an increase in franchisor advertising contribution.

Advertising Revenues and Expenses	Three Months Ended March 31,		Increase
	2024	2023
	(In millions)

Applebee’s	$45.2	$47.1	$(1.9)
IHOP	29.1	28.9	0.2
Fuzzy's	0.9	1.0	(0.1)
Total advertising revenues and expenses	$75.3	$77.0	$(1.7)
Applebee's and Fuzzy's advertising revenue and expense for the three months ended March 31, 2024 decreased 4.1% and 1.6%, respectively, compared to the same period of the prior year primarily due to the decrease in their respective domestic franchise same-restaurant sales and decrease in effective restaurants. IHOP advertising revenue and expense for the three months ended March 31, 2024 increased 0.6% compared to the same period of the prior year, primarily due to the increase in the number of effective franchise restaurants, partially offset by a 1.7% decrease in same-restaurant sales.
It is our accounting policy to recognize any deficiency in advertising fee revenue compared to advertising expenditure or any recovery of a previously recognized deficiency in advertising fee revenue compared to advertising expenditure in the fourth quarter of our fiscal year.

Rental Operations	Three Months Ended March 31,		Favorable (Unfavorable) Variance
	2024	2023
	(In millions)
Rental revenues	$29.5	$32.0	$(2.5)
Rental expenses	22.0	21.6	(0.4)
Rental operations gross profit	$7.6	$10.4	$(2.8)
Gross profit as % of rental revenue (1)	25.7%	32.4%
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
Rental operations gross profit for the three months ended March 31, 2024 decreased as compared to the same period of the prior year, primarily due to lease buyouts in the prior year.

Company Restaurant and Financing Operations	Three Months Ended March 31,		Favorable (Unfavorable) Variance
	2024	2023
	(in millions)
Company Restaurant Operations
Company restaurant sales	$0.3	$1.1	$(0.8)
Company restaurant expenses	0.3	1.1	0.8
Total company restaurants operations	$0.0	$0.0	$0.0
Financing Operations
Financing revenues	$0.5	$0.8	$(0.3)
Financing expenses	0.1	0.1	0.0
Total financing operations	$0.4	$0.7	$(0.3)
For the three months ended March 31, 2024, company restaurant operations included one Fuzzy's restaurant, compared to three Fuzzy's restaurants in the prior comparable period. Company segment restaurant expenses may include costs associated with reacquired restaurants in the process of being refranchised. There were no reacquired restaurants expenses during the three months ended March 31, 2024 and 2023.

Financing revenues primarily consist of interest income from the financing of IHOP equipment leases and franchise fees as well as interest income on notes receivable due from franchisees. Financing expenses are sales and use taxes related to IHOP equipment leases. Financing revenue and gross profit for the three months ended March 31, 2024 declined compared to the same period of the prior year, primarily due to progressive decline in interest income as note balances are repaid.

G&A Expenses	Three Months Ended March 31,		Favorable (Unfavorable) Variance
	2024	2023
	(In millions)
Total G&A expenses	$52.2	$51.1	$(1.1)
G&A expenses for the three months ended March 31, 2024 increased 2.2% compared to the same period of the prior year, primarily due to an increase in compensation-related expenses (predominantly stock-based compensation) and an increase in consumer research expenses, partially offset by a decrease in professional services.

Other Income and Expense Items	Three Months Ended March 31,		Favorable (Unfavorable) Variance
	2024	2023
	(In millions)
Interest expense, net	$18.1	$14.7	$(3.4)
Gain on extinguishment of debt	—	(1.7)	(1.7)
Closure and impairment charges	0.6	0.5	(0.1)
Amortization of intangible assets	2.7	2.8	0.1
(Gain) loss on disposition of assets	(0.2)	0.1	0.3
Total	$21.2	$16.4	$(4.8)
Interest expense, net and gain on extinguishment of debt
Interest expense, net for the three months ended March 31, 2024 increased compared to the same period of the prior year, primarily due to the higher interest rate on our refinanced securitized notes as well as borrowings from and the increase in interest rate on our Credit Facility.
During the three months ended March 31, 2023, the Company purchased $67.9 million of its 2019 Class A-2 Notes under par and recognized a $1.7 million gain on extinguishment of debt. For additional details, refer to Note 7, Long-Term Debt, in the Notes to Consolidated Financial Statements.

Income Taxes	Three Months Ended March 31,		Favorable (Unfavorable) Variance
	2024	2023
	(In millions)
Income before income taxes	$24.0	$36.2	$(12.2)
Income tax provision	$6.6	$8.8	$2.2
Effective tax rate	27.3%	24.2%	(3.1)%
Our income tax provision or benefit will vary from period to period in our normal course of business for two reasons: a change in income before income taxes and a change in the effective tax rate. Changes in our income before income taxes were addressed in the preceding sections of “Consolidated Results of Operations - Comparison of the Three Months Ended March 31, 2024 and 2023."
Our effective tax rate for the three months ended March 31, 2024 was higher than the rate of the prior comparable period primarily due to a lower tax deduction related to stock-based compensation.

Liquidity and Capital Resources
Key provisions of our long-term debt potentially impacting liquidity are summarized below. See Note 7 — Long-Term Debt, of the Notes to the Consolidated Financial Statements, for additional detail on long-term debt, including the balances outstanding at March 31, 2024 and 2023.

Instruments
Our long-term debt includes two series of fixed rate senior secured notes, the Series 2019-1 4.723% Fixed Rate Senior Secured Notes in an initial aggregate principal amount of $600 million (the “2019 Class A-2-II Notes”) and the Series 2023-1 7.824% Fixed Rate Senior Secured Notes, Class A-2 in an initial aggregate principal amount of $500 million (the “2023 Class A-2 Notes” and, together with the 2019 Class A-2-II Notes, the “Class A-2 Notes”). The Series 2019-1 4.194% Fixed Rate Senior Secured Notes, Class A-2-I (the “Class A-2-I Notes”) were voluntarily repaid in full on April 17, 2023. For a description of the 2019 Class A-2-I Notes, refer to Note 8 — Long-Term Debt of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
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
 Payment of Principal and Interest
While the Class A-2 Notes are outstanding, payment of principal and interest is required to be made on the Class A-2 Notes on a quarterly basis. The payment of principal on the Class A-2 Notes may be suspended when the leverage ratio for the Company and its subsidiaries is less than or equal to 5.25x. As of March 31, 2024, our leverage ratio was approximately 4.3x. Therefore, quarterly principal payments are not required.
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
Make-whole Premiums
We may voluntarily repay the Class A-2 Notes at any time; however, if repaid prior to certain dates we would be required to pay make-whole premiums. As of March 31, 2024, there was no make-whole premium associated with voluntary prepayment of the 2019 Class A-2-II Notes. As of March 31, 2024, the make-whole premium associated with voluntary prepayment of the 2023 Class A-2 Notes was approximately $35.5 million. We also would be subject to a make-whole premium in the event of a mandatory prepayment required following certain rapid amortization events or certain asset dispositions. The mandatory make-whole premium requirements are considered derivatives embedded that must be bifurcated for separate valuation. We estimated the fair value of these derivatives to be immaterial as of March 31, 2024, based on the probability-weighted discounted cash flows associated with either event.
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

Our DSCR for the reporting period ended March 31, 2024 was approximately 3.5x.
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
As of March 31, 2024, the outstanding balance of the Credit Facility was $100 million. The amount of $3.4 million was pledged against the Credit Facility for outstanding letters of credit, leaving $221.6 million of the Credit Facility available for borrowing at March 31, 2024. It is anticipated that any principal and interest on the Credit Facility outstanding will be repaid in full on or prior to the quarterly payment date in June 2027, subject to two additional one-year extensions at the option of the Company upon the satisfaction of certain conditions. The letters of credit are used primarily to satisfy insurance-related collateral requirements. The weighted average interest rate on Credit Facility borrowings for the period outstanding during the three months ended March 31, 2024 was 7.95%.
Capital Allocation
Dividends
Dividends declared and paid per share for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024	2023
Dividends declared per common share	$0.51	$0.51
Dividends paid per common share	$0.51	$1.02
During the three months ended March 31, 2024 and 2023, the Company paid dividends of $7.8 million and $16.0 million, respectively.
On February 26, 2024, the Board of Directors declared a first quarter 2024 cash dividend of $0.51 per share of common stock, paid on April 5, 2024 to the stockholders of record as of the close of business on March 20, 2024.
Stock Repurchases
On February 17, 2022, the Company's Board of Directors authorized a new share repurchase program, effective April 1, 2022, of up to $250 million (the “2022 Repurchase Program”).
During the three months ended March 31, 2024, the Company repurchased 128,479 shares of common stock at a cost of $6.0 million. Cumulatively, the Company has repurchased 1,724,257 shares at a cost of $110.7 million under the 2022 Repurchase Program.
From time to time, we also repurchase shares owned and tendered by employees to satisfy tax withholding obligations on the vesting of restricted stock awards. Shares are deemed purchased at the closing price of our common stock on the vesting date. See Part II, Item 2 for detail on this stock repurchase activity during the three months ended March 31, 2024.
Cash Flows
In summary, our cash flows for the three months ended March 31, 2024 and March 31, 2023 were as follows:

	Three Months Ended March 31,
	2024	2023	Variance
	(In millions)
Net cash provided by operating activities	$30.6	$16.1	$14.5
Net cash used in investing activities	(1.2)	(12.7)	11.5
Net cash used in financing activities	(17.8)	(93.2)	75.4
Net decrease in cash, cash equivalents and restricted cash	$11.6	$(89.8)	$101.4

Operating Activities
Cash provided by operating activities is primarily driven by revenues earned and collected from our franchisees, and profit from our rental operations, financing operations and our company-owned restaurant. Cash provided by operating activities increased $14.5 million during the three months ended March 31, 2024 compared to the same period of the prior year. This increase was primarily attributable to a favorable increase in working capital from a shift in timing of income tax payments and the collection of an income tax settlement and accounts receivable, partially offset by a decrease in gross segment profit as discussed in the preceding sections of this MD&A.
Investing Activities
Investing activities used net cash of $1.2 million for the three months ended March 31, 2024 compared to investing activities provided net cash of $12.7 million for the three months ended March 31, 2023. The decrease was primarily attributable to a decrease in capital expenditures compared to the same period of the prior year. The Company increased spending in information technology and other projects in fiscal year 2023.
Financing Activities
Financing activities used net cash of $17.8 million for the three months ended March 31, 2024. The decrease in cash used by financing activities of $75.4 million was primarily due to the repayment of long-term debt of $66.6 million and two dividend distributions during the three months ended March 31, 2023. There was no repayment of long-term debt and one dividend distribution during the three months ended March 31, 2024.
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

	Three Months Ended March 31,
	2024	2023	Variance
	(In millions)
Cash flows provided by operating activities	$30.6	$16.1	$14.5
Principal receipts from notes and equipment contracts	2.5	2.2	0.3
Net additions to property and equipment	(3.3)	(16.0)	12.7
Adjusted free cash flow	$29.8	$2.3	$27.5
Adjusted free cash flow for the three months ended March 31, 2024 improved compared to the same period of the prior year due to the increase in cash flows provided by operating activities, decrease in capital expenditures and an increase in receipts from notes and equipment contracts receivable.
Contractual Obligations and Commitments
There were no material changes to the contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.
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

A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2023. During the three months ended March 31, 2024, there were no significant changes in our critical accounting policies or in our critical accounting estimates.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.
There were no material changes from the information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

Item 1A.  Risk Factors.
 There are no material changes from the risk factors set forth under Item 1A of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Company
Period	Total number of shares purchased to satisfy tax withholding obligations (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Approximate dollar value of shares that may yet be purchased under the plans or programs (b)
January 1, 2024 - January 28, 2024	—	$44.61	44,834	$143,266,000
January 29, 2024 - February 25, 2024	—	46.21	43,276	$141,266,000
February 26, 2024 - March 31, 2024	48,673	48.82	40,369	$139,266,000
	48,673	$47.12	128,479	$139,266,000
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

Item 3.  Defaults Upon Senior Securities.
None.

Item 4.  Mine Safety Disclosures.
Not Applicable.

Item 5.  Other Information.
Securities Trading Plans of Directors and Executive Officers
During the fiscal quarter ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a Rule 10b5-1 trading plan or a non-Rule 10b5-1 trading arrangement for our securities (as defined in Item 408(c) of Regulation S-K).

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

Dine Brands Global, Inc. (Registrant)

Dated:	8th day of May, 2024	By:	/s/ John W. Peyton
John W. Peyton Chief Executive Officer (Principal Executive Officer)

Dated:	8th day of May, 2024	By:	/s/ Vance Y. Chang
Vance Y. Chang Chief Financial Officer (Principal Financial Officer)

Dated:	8th day of May, 2024	By:	/s/ Allison Hall
Allison Hall Chief Accounting Officer (Principal Accounting Officer)