Form 10-Q
period 2024-09-30
Dine Brands Global, Inc.
filed 2024-11-06
CIK 49754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2024
 OR
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

As of October 25, 2024, the Registrant had 15,246,473 shares of Common Stock outstanding.

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
Fiscal Quarter End
The Company’s fiscal quarters end on the Sunday closest to the last day of each calendar quarter. For convenience, the fiscal quarters of each year are referred to as ending on March 31, June 30, September 30 and December 31. The first fiscal quarter of 2024 began on January 1, 2024 and ended on March 31, 2024, the second fiscal quarter of 2024 ended on June 30, 2024, and the third fiscal quarter of 2024 ended on September 29, 2024. The first fiscal quarter of 2023 began on January 2, 2023 and ended on April 2, 2023, the second fiscal quarter of 2023 ended on July 2, 2023, and the third fiscal quarter of 2023 ended on October 1, 2023.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.
Dine Brands Global, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	September 30, 2024	December 31, 2023
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$169,636	$146,034
Receivables, net of allowance of $2,993 (2024) and $4,462 (2023)	83,414	127,937
Restricted cash	45,974	35,058
Prepaid gift card costs	23,493	29,545
Prepaid income taxes	806	3,445
Other current assets	8,108	15,759
Total current assets	331,431	357,778
Non-current restricted cash	19,500	19,500
Property and equipment, net	154,932	161,891
Operating lease right-of-use assets	282,202	275,214
Deferred rent receivable	26,721	33,326
Long-term receivables, net of allowance of $636 (2024) and $5,002 (2023)	33,508	35,602
Goodwill	254,062	254,062
Other intangible assets, net	578,309	586,033
Other non-current assets, net	18,874	16,881
Total assets	$1,699,539	$1,740,287
Liabilities and Stockholders’ Deficit
Current liabilities:
Current maturities of long-term debt	$100,000	$100,000
Accounts payable	35,455	36,193
Gift card liability	137,020	175,640
Current maturities of operating lease obligations	61,181	63,498
Current maturities of finance lease and financing obligations	6,713	7,243
Accrued employee compensation and benefits	12,063	23,211
Accrued advertising expenses	3,616	9,446
Dividends payable	7,790	7,827
Other accrued expenses	23,012	37,394
Total current liabilities	386,850	460,452
Long-term debt, net, less current maturities	1,086,026	1,084,502
Operating lease obligations, less current maturities	271,283	269,097
Finance lease obligations, less current maturities	35,720	34,389
Financing obligations, less current maturities	24,940	26,984
Deferred income taxes, net	57,493	60,829
Deferred franchise revenue, long-term	37,681	38,658
Other non-current liabilities	16,216	16,350
Total liabilities	1,916,209	1,991,261
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $1 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; shares: 40,000,000 authorized; September 30, 2024 - 24,787,994 issued, 15,273,565 outstanding; December 31, 2023 - 24,870,529 issued, 15,344,768 outstanding	248	249
Additional paid-in-capital	252,994	256,542
Retained earnings	186,237	150,008
Accumulated other comprehensive loss	(67)	(64)
Treasury stock, at cost; shares: September 30, 2024 - 9,514,429; December 31, 2023 - 9,525,761	(656,082)	(657,709)
Total stockholders’ deficit	(216,670)	(250,974)
Total liabilities and stockholders’ deficit	$1,699,539	$1,740,287
See the accompanying Notes to Consolidated Financial Statements.

Dine Brands Global, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues:
Franchise revenues:
Royalties, franchise fees and other	$96,565	$99,135	$299,161	$303,998
Advertising revenues	69,789	73,385	219,568	226,401
Total franchise revenues	166,354	172,520	518,729	530,399
Company restaurant sales	267	308	840	1,839
Rental revenues	27,991	29,128	86,546	90,519
Financing revenues	422	628	1,421	2,009
Total revenues	195,034	202,584	607,536	624,766
Cost of revenues:
Franchise expenses:
Advertising expenses	69,789	73,385	219,568	226,401
Bad debt (credit) expense	151	(51)	(395)	2,593
Other franchise expenses	9,787	9,804	31,980	29,790
Total franchise expenses	79,727	83,138	251,153	258,784
Company restaurant expenses	304	323	915	1,833
Rental expenses:
Interest expense from finance leases	729	668	2,208	2,072
Other rental expenses	20,879	21,066	63,005	63,538
Total rental expenses	21,608	21,734	65,213	65,610
Financing expenses	76	91	241	283
Total cost of revenues	101,715	105,286	317,522	326,510
Gross profit	93,319	97,298	290,014	298,256
General and administrative expenses	45,390	48,618	144,435	147,545
Interest expense, net	18,369	19,059	54,291	51,549
Closure and impairment charges	366	1,774	1,442	3,088
Amortization of intangible assets	2,724	2,709	8,169	8,202
Loss on extinguishment of debt	—	—	—	10
Loss (gain) on disposition of assets	6	191	(57)	2,309
Income before income taxes	26,464	24,947	81,734	85,553
Income tax provision	(7,403)	(6,468)	(22,018)	(21,416)
Net income	19,061	18,479	59,716	64,137
Other comprehensive income (loss) net of tax:
Foreign currency translation adjustment	2	(2)	(3)	(2)
Total comprehensive income	$19,063	$18,477	$59,713	$64,135
Net income available to common stockholders:
Net income	$19,061	$18,479	$59,716	$64,137
Less: Net income allocated to unvested participating restricted stock	(553)	(431)	(1,760)	(1,551)
Net income available to common stockholders	$18,508	$18,048	$57,956	$62,586

Net income available to common stockholders per share:
Basic	$1.24	$1.19	$3.88	$4.10
Diluted	$1.24	$1.19	$3.88	$4.09
Weighted average shares outstanding:
Basic	14,897	15,217	14,940	15,275
Diluted	14,897	15,220	14,940	15,289
See the accompanying Notes to Consolidated Financial Statements.

Dine Brands Global, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Deficit
(In thousands except shares)
(Unaudited)

	Three Months Ended September 30, 2024
	Common Stock				Accumulated Other Comprehensive Loss	Treasury Stock
	Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings		Shares	Cost	Total
Balance at June 30, 2024	15,299,270	$248	$249,265	$174,972	$(69)	9,515,189	$(656,118)	$(231,702)
Net income	—	—	—	19,061	—	—	—	19,061
Other comprehensive income	—	—	—	—	2	—	—	2
Purchase of Company common stock	—	—	—	—	—	—	—	—
Reissuance of treasury stock	760	—	(36)	—	—	(760)	36	—
Net issuance of shares for stock plans	(23,766)	—	—	—	—	—	—	—
Repurchase of restricted shares for taxes	(2,699)	—	(87)	—	—	—	—	(87)
Stock-based compensation	—	—	3,815	—	—	—	—	3,815
Dividends on common stock	—	—	37	(7,796)	—	—	—	(7,759)
Tax payments for share settlement of restricted stock units	—	—	—	—	—	—	—	—
Balance at September 30, 2024	15,273,565	$248	$252,994	$186,237	$(67)	9,514,429	$(656,082)	$(216,670)

	Nine Months Ended September 30, 2024
	Common Stock				Accumulated Other Comprehensive Loss	Treasury Stock
	Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings		Shares	Cost	Total
Balance at December 31, 2023	15,344,768	$249	$256,542	$150,008	$(64)	9,525,761	$(657,709)	$(250,974)
Net income	—	—	—	59,716	—	—	—	59,716
Other comprehensive loss	—	—	—	—	(3)	—	—	(3)
Purchase of Company common stock	(269,621)	—	—	—	—	269,621	(12,000)	(12,000)
Reissuance of treasury stock	280,953	(1)	(13,626)	—	—	(280,953)	13,627	—
Net issuance of shares for stock plans	(27,796)	—	—	—	—	—	—	—
Repurchase of restricted shares for taxes	(54,739)	—	(2,573)	—	—	—	—	(2,573)
Stock-based compensation	—	—	12,572	—	—	—	—	12,572
Dividends on common stock	—	—	109	(23,487)	—	—	—	(23,378)
Tax payments for share settlement of restricted stock units	—	—	(30)	—	—	—	—	(30)
Balance at September 30, 2024	15,273,565	$248	$252,994	$186,237	$(67)	9,514,429	$(656,082)	$(216,670)

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

See the accompanying Notes to Consolidated Financial Statements

Dine Brands Global, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net income	$59,716	$64,137
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	29,049	26,221
Non-cash closure and impairment charges	1,442	3,088
Non-cash stock-based compensation expense	12,572	8,167
Non-cash interest expense	2,448	2,714
Loss on extinguishment of debt	—	10
Deferred income taxes	(3,335)	(3,582)
Deferred revenue	(3,431)	(2,590)
(Gain) loss on disposition of assets	(57)	2,309
Other	(2,894)	(1,577)
Changes in operating assets and liabilities:
Receivables, net	6,937	6,354
Deferred rent receivable	6,605	6,792
Current income tax receivable and payable	1,352	(186)
Gift card receivable and payable	(13,060)	(13,588)
Other current assets	7,624	6,358
Accounts payable	(2,100)	(15,527)
Operating lease assets and liabilities	(9,716)	2,438
Accrued employee compensation and benefits	(11,033)	(4,447)
Accrued advertising	(1,827)	(9,750)
Other current liabilities	(2,598)	1,965
Cash flows provided by operating activities	77,694	79,306
Cash flows from investing activities:
Principal receipts from notes, equipment contracts and other long-term receivables	10,388	6,686
Additions to property and equipment	(10,305)	(31,968)
Proceeds from sale of property and equipment	305	—
Additions to long-term receivables	(649)	(1,237)
Other	(400)	(113)
Cash flows used in investing activities	(661)	(26,632)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	500,000
Repayment of long-term debt	—	(651,713)
Borrowing from revolving credit facility	—	30,000
Repayment of revolving credit facility	—	(30,000)
Payment of debt issuance costs	—	(8,044)
Dividends paid on common stock	(23,513)	(31,740)
Repurchase of common stock	(12,000)	(20,017)
Principal payments on finance lease and financing obligations	(4,396)	(5,329)
Proceeds from stock options exercised	—	3,812
Repurchase of restricted stock for tax payments upon vesting	(2,573)	(4,139)
Tax payments for share settlement of restricted stock units	(30)	(859)
Other	(3)	—
Cash flows used in financing activities	(42,515)	(218,029)
Net change in cash, cash equivalents and restricted cash	34,518	(165,355)
Cash, cash equivalents and restricted cash at beginning of period	200,592	324,984
Cash, cash equivalents and restricted cash at end of period	$235,110	$159,629
Supplemental disclosures:
Interest paid in cash	$59,538	$54,032
Income taxes paid in cash	$31,392	$25,774
Non-cash conversion to notes receivable	$3,130	$969
Non-cash balance sheet gross-up of receivables and other accrued expenses	$11,000	$—
See the accompanying Notes to Consolidated Financial Statements.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1. General
The accompanying unaudited consolidated financial statements of Dine Brands Global, Inc. (the “Company” or “Dine Brands Global”) have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2024.
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
2. Basis of Presentation
The Company’s fiscal quarters end on the Sunday closest to the last day of each calendar quarter. For convenience, the fiscal quarters of each year are referred to as ending on March 31, June 30, September 30 and December 31. The first fiscal quarter of 2024 began on January 1, 2024 and ended on March 31, 2024, the second fiscal quarter of 2024 ended on June 30, 2024, and the third fiscal quarter of 2024 ended on September 29, 2024. The first fiscal quarter of 2023 began on January 2, 2023 and ended on April 2, 2023, the second fiscal quarter of 2023 ended on July 2, 2023, and the third fiscal quarter of 2023 ended on October 1, 2023.
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
Newly Issued Accounting Standards Not Yet Adopted
In November 2023, the FASB issued ASU No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure," which updates reportable segment disclosure requirements. The ASU primarily requires enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and the title and position of the CODM with an explanation of how the CODM uses the reported measure(s) of segment profit or loss used to assess segment performance. All annual disclosures of a reportable segment’s profit or loss and assets required by Accounting Standards Codification (“ASC”) 280, “Segment Reporting”, will be required to be disclosed in interim periods. The ASU is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024 with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU in the Company's disclosures.
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
adoption permitted, and should be applied on a prospective basis with the option to apply the standard retrospectively. The Company is currently evaluating the impact of adopting this ASU in the Company's disclosures.
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
The following table disaggregates franchise revenues by major type for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Franchise Revenues:
Royalties	$76.2	$79.4	$236.9	$245.6
Advertising revenues	69.8	73.4	219.6	226.4
Proprietary product sales and other	18.3	17.6	55.2	52.0
Franchise and development fees	2.1	2.1	7.0	6.4
Total franchise revenues	$166.4	$172.5	$518.7	$530.4
Changes in the Company's contract liability for deferred franchise and development fees during the nine months ended September 30, 2024 were as follows:

Deferred Franchise Revenue (short- and long-term)
(In millions)
Balance at December 31, 2023	$45.3
Recognized as revenue during the nine months ended September 30, 2024	(6.8)
Fees deferred during the nine months ended September 30, 2024	5.4
Balance at September 30, 2024	$43.9
The balance of deferred revenue as of September 30, 2024 is expected to be recognized as follows:

(In millions)
2024 (remaining three months)	$1.6
2025	6.0
2026	5.2
2027	4.3
2028	3.4
Thereafter	23.4
Total	$43.9
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

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
5. Current Expected Credit Losses (Continued)
The Company considers its portfolio segments to be the following:
Accounts Receivable
Most of the Company’s short-term receivables due from franchisees are derived from royalty, advertising, and other franchise-related fees, and from distributors related to the sale of proprietary products to franchisees through the Company’s network of suppliers and distributors.
Gift Card Receivable
Gift card receivable consist primarily of amounts due from third-party vendors. Receivables related to gift card sales are subject to seasonality and usually peak around year-end as a result of the December holiday season.
Notes Receivable
Notes receivable balances primarily relate to the conversion of certain past due franchisee accounts receivable to notes receivable, cash loans to franchisees for working capital purposes, a note receivable in connection with the sale of IHOP company restaurants, franchise fees, and other notes. The notes are typically collateralized by the franchise. During the nine months ended September 30, 2024, the Company wrote off $4.4 million of Applebee's notes receivable which were fully reserved. The remaining notes have reserves recorded against them amounting to $0.7 million as of September 30, 2024.
Equipment Leases Receivable
Equipment leases receivable primarily relate to IHOP franchise development activity prior to 2003 when IHOP typically leased or purchased the restaurant site, built and equipped the restaurant, then franchised the restaurant to a franchisee. Equipment lease contracts are collateralized by the equipment in the restaurant. The estimated fair value of the equipment collateralizing these lease contracts are not deemed to be significant given the very seasoned and mature nature of this portfolio. The weighted average remaining life of the Company’s equipment leases is 2.7 years as of September 30, 2024.
Real Estate Leases Receivable
Real estate leases receivable primarily relate to IHOP franchise development activity prior to 2003 when IHOP provided the financing for leasing or subleasing the site. Real estate leases at September 30, 2024 comprised of 17 leases with a weighted average remaining life of 10.7 years, and relate to locations that IHOP is leasing from third parties and subleasing to franchisees.

	September 30, 2024	December 31, 2023
	(In millions)
Accounts receivable	$70.2	$73.3
Gift card receivable	6.2	33.6
Notes receivable	9.0	15.0
Financing receivable:
Equipment leases receivable	14.8	19.7
Real estate leases receivable	18.7	18.4
Other receivables	1.7	13.0
	120.6	173.0
Less: allowance for credit losses and notes receivable	(3.6)	(9.5)
	116.9	163.5
Less: current portion	(83.4)	(127.9)
Long-term receivables	$33.5	$35.6

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
5. Current Expected Credit Losses (Continued)
Changes in the allowance for credit losses during the nine months ended September 30, 2024 were as follows:

	Accounts Receivable	Notes Receivable, short-term	Notes Receivable, long-term	Real estate leases receivable	Equipment leases receivable	Other (1)	Total
	(In millions)
Balance, December 31, 2023	$2.7	$1.8	$4.7	$0.1	$0.2	$0.0	$9.5
Bad debt expense (credit)	0.9	(0.9)	(0.5)	0.0	0.1	—	(0.4)
Advertising provision adjustment	(0.0)	—	—	—	—	—	0.0
Write-offs	(0.9)	(0.6)	(3.8)	—	(0.2)	—	(5.5)
Balance, September 30, 2024	$2.7	$0.3	$0.4	$0.1	$0.1	$0.0	$3.6
(1) Primarily gift card receivable and credit card receivable.
The Company's primary credit quality indicator for all portfolio segments is delinquency. Generally, the notes receivables, leases receivables, equipment receivables, and other receivables (primarily consists of credit card receivables) are not delinquent.
The year of origination of the Company's financing receivables at September 30, 2024 is as follows:

	Notes Receivable, short and long-term	Real estate leases receivable	Equipment leases receivable	Total
	(In millions)
2024	$2.7	$1.9	$0.3	$4.9
2023	5.2	3.4	0.7	9.3
2022	0.6	7.8	—	8.4
2021	0.4	2.2	—	2.6
2020	0.1	1.2	—	1.3
Prior	—	2.2	13.8	16.0
Total	$9.0	$18.7	$14.8	$42.5
The Company does not place its financing receivables in non-accrual status.
6. Leases
The Company engages in leasing activity as both a lessee and a lessor. The Company currently leases from third parties the real property on which approximately 504 IHOP franchisee-operated restaurants and one Applebee's franchisee-operated restaurant are located; the Company (as lessor) subleases the property to the franchisees that operate those restaurants. The Company also leases property it owns to the franchisees that operate approximately 50 IHOP restaurants and one Applebee's restaurant. The Company leases from a third party the real property on which one Fuzzy's company-operated restaurant is located. The Company also leases office space for its principal corporate office in Pasadena, California and a restaurant support center in Irving, Texas. The Company does not have a significant amount of non-real estate leases.
The Company's existing leases/subleases related to IHOP restaurants generally provide for an initial term of 20 to 25 years, with most having one or more five-year renewal options. Leases related to Applebee's restaurants generally have an initial term of 10 to 20 years, with renewal terms of five to 20 years. Option periods were not included in determining liabilities and right-of-use assets related to operating leases. Approximately 295 of the Company's leases met the sales levels that required variable rent payments to the Company (as lessor), based on a percentage of restaurant sales during the nine months ended September 30, 2024. Approximately 45 of the leases met the sales levels that required variable rent payments by the Company (as lessee), based on a percentage of restaurant sales during the nine months ended September 30, 2024.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
6. Leases (Continued)
The Company's lease (income) cost for the three and nine months ended September 30, 2024 and 2023 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Finance lease cost:
Amortization of right-of-use assets	$0.7	$0.6	$2.0	$1.9
Interest on lease liabilities	0.7	0.7	2.2	2.1
Operating lease cost	18.3	18.5	54.8	56.7
Variable lease cost	1.9	1.8	5.9	5.9
Short-term lease cost	0.0	0.0	0.0	0.0
Sublease income	(25.8)	(26.8)	(79.7)	(83.3)
Lease income	$(4.2)	$(5.2)	$(14.8)	$(16.7)
Future minimum lease payments under noncancellable leases as lessee as of September 30, 2024 were as follows:

	Finance Leases	Operating Leases
	(In millions)
2024 (remaining three months)	$2.0	$20.7
2025	7.9	77.7
2026	7.6	71.9
2027	6.5	53.3
2028	4.8	38.9
Thereafter	26.0	153.3
Total minimum lease payments	54.8	415.8
Less: interest/imputed interest	(13.8)	(83.4)
Total obligations	41.0	332.4
Less: current portion	(5.3)	(61.2)
Long-term lease obligations	$35.7	$271.2
The weighted average remaining lease term as of September 30, 2024 was 5.6 years for finance leases and 6.0 years for operating leases. The weighted average discount rate as of September 30, 2024 was 9.2% for finance leases and 5.9% for operating leases.
During the three and nine months ended September 30, 2024 and 2023, the Company made the following cash payments for leases:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Principal payments on finance lease obligations	$1.3	$1.7	$4.4	$5.3
Interest payments on finance lease obligations	0.7	0.7	2.2	2.1
Payments on operating leases	20.8	20.1	62.6	61.3
Variable lease payments	1.9	1.9	6.0	6.0

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
6. Leases (Continued)
The Company's income from operating leases for the three and nine months ended September 30, 2024 and 2023 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Minimum lease payments	$23.7	$24.6	$72.3	$76.3
Variable lease income	3.9	4.1	12.9	13.0
Total operating lease income	$27.6	$28.7	$85.2	$89.3
Future minimum payments to be received as lessor under noncancellable operating leases as of September 30, 2024 were as follows:

(In millions)
2024 (remaining three months)	$25.4
2025	93.6
2026	80.4
2027	63.4
2028	47.1
Thereafter	170.1
Total minimum rents receivable	$480.0
The Company's income from real estate leases for the three and nine months ended September 30, 2024 and 2023 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Interest income	$0.3	$0.3	$0.9	$0.8
Variable lease income	0.1	0.1	0.2	0.3
Selling profit	—	0.0	0.2	0.0
Total real estate lease income	$0.4	$0.4	$1.3	$1.1
Future minimum payments to be received as lessor under noncancellable real estate leases as of September 30, 2024 were as follows:

(In millions)
2024 (remaining three months)	$0.7
2025	2.5
2026	2.5
2027	2.5
2028	2.5
Thereafter	15.4
Total minimum rents receivable	26.1
Less: unearned income	(7.5)
Total real estate leases receivable	18.6
Less: current portion	(1.4)
Long-term real estate leases receivable	$17.2

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7. Long-Term Debt
At September 30, 2024 and December 31, 2023, long-term debt consisted of the following components:

	September 30, 2024	December 31, 2023
	(In millions)
Series 2019-1 4.723% Fixed Rate Senior Secured Notes, Class A-2-II	$594.0	$594.0
Series 2022-1 Variable Funding Senior Secured Notes, Class A-1, variable interest rate of 7.82% and 7.95% at September 30, 2024 and December 31, 2023, respectively	100.0	100.0
Series 2023-1 7.824% Fixed Rate Senior Secured Notes, Class A-2	500.0	500.0
Unamortized debt issuance costs	(8.0)	(9.5)
Long-term debt, net of debt issuance costs	1,186.0	1,184.5
Less: current portion of long-term debt	(100.0)	(100.0)
Long-term debt	$1,086.0	$1,084.5
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
2019 Class A-2 Notes
The 2019 Class A-2-I Notes were voluntarily repaid in full on April 17, 2023, while the 2019 Class A-2-II Notes remain outstanding as of September 30, 2024. For a description of the 2019 Class A-2-I Notes, refer to Note 8 — Long-Term Debt of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The legal final maturity of the 2019 Class A-2-II Notes is June 2049, but rapid amortization will apply if the 2019 Class A-2-II Notes are not repaid by June 2026 (the “2019 Class A-2-II Anticipated Repayment Date”). If the Co-

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
7. Long-Term Debt (Continued)
Issuers have not repaid or refinanced the 2019 Class A-2-II Notes by the 2019 Class A-2-II Anticipated Repayment Date, then additional interest will accrue on the 2019 Class A-2-II Notes, as applicable, at the greater of: (A) 5.0% and (B) the amount, if any, by which the sum of the following exceeds the applicable 2019 Class A-2-II Note interest rate: (x) the yield to maturity (adjusted to a quarterly bond-equivalent basis) on the 2019 Class A-2-II Anticipated Repayment Date of the United States Treasury Security having a term closest to 10 years plus (y) 7.64% for the 2019 Class A-2-II Notes.
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
As of September 30, 2024, the Company's leverage ratio was approximately 4.1x. As a result, quarterly principal payments on the 2019 Class A-2-II Notes of $1.5 million currently are not required.
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
As of September 30, 2024, the outstanding balance of the Credit Facility was $100 million. The amount of $0.6 million was pledged against the Credit Facility for outstanding letters of credit, leaving $224.4 million of the Credit Facility available for borrowing at September 30, 2024. It is anticipated that any principal and interest on the Credit Facility outstanding will be repaid in full on or prior to the quarterly payment date in June 2027, subject to two additional one-year extensions at the option of the Company upon the satisfaction of certain conditions. The letters of credit are used primarily to satisfy insurance-related collateral requirements. The weighted average interest rate for the period outstanding during the nine months ended September 30, 2024 was 7.93%.
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
As of September 30, 2024, the Company's leverage ratio was approximately 4.1x. As a result, quarterly principal payments on the 2023 Class A-2 Notes of $1.25 million currently are not required.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
7. Long-Term Debt (Continued)
The Company may voluntarily repay the 2023 Class A-2 Notes at any time; however, if the 2023 Class A-2 Notes are repaid prior to certain dates, the Company would be required to pay make-whole premiums. As of September 30, 2024, the make-whole premium associated with voluntary prepayment of the 2023 Class A-2 Notes was approximately $37.8 million. The Company also would be subject to a make-whole premium in the event of a mandatory prepayment required following a Rapid Amortization Event or certain asset dispositions. The mandatory make-whole premium requirements are considered derivatives embedded in the Notes that must be bifurcated for separate valuation. The Company estimated the fair value of these derivatives to be immaterial as of September 30, 2024, based on the probability-weighted discounted cash flows associated with either event.
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
In general, the DSCR ratio is Net Cash Flow (as defined in the Indenture) for the four quarters preceding the calculation date divided by the total debt service payments (as defined in the Indenture) of the preceding four quarters. The complete definitions of the DSCR and all calculation elements are contained in the Indenture. Failure to maintain a prescribed DSCR can trigger a Cash Flow Sweeping Event, A Rapid Amortization Event, a Manager Termination Event or a Default Event (each as defined in the Indenture) as described below. In a Cash Flow Sweeping Event, the Trustee is required to retain 50% of excess Cash Flow (as defined in the Indenture) in a restricted account. In a Rapid Amortization Event, all excess Cash Flow is retained and used to retire principal amounts of debt. In a Manager Termination Event, the Company may be replaced as manager of the assets securitized under the Indenture. In a Default Event, the outstanding principal amount and any accrued but unpaid interest can be called to become immediately due and payable. Key DSCRs are as follows:
•DSCR less than 1.75x - Cash Flow Sweeping Event
•DSCR less than 1.20x - Rapid Amortization Event
•Interest-only DSCR less than 1.20x - Manager Termination Event
•Interest-only DSCR less than 1.10x - Default Event
The Company's DSCR for the reporting period ended September 30, 2024 was approximately 3.5x.
Debt Issuance Costs
2023 Class A-2 Notes
The Company incurred costs of approximately $8.0 million in connection with the issuance of the 2023 Class A-2 Notes. These debt issuance costs are being amortized using the effective interest method over the estimated life of the 2023 Class A-2 Notes. Amortization costs of $0.3 million and $0.8 million, respectively, were included in interest expense for the three and nine months ended September 30, 2024. Amortization costs of $0.3 million and $0.5 million, respectively, were included in

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
7. Long-Term Debt (Continued)
interest expense for the three and nine months ended September 30, 2023. As of September 30, 2024, unamortized debt issuance costs of $6.5 million are reported as a direct reduction of the 2023 Series Class A-2 Notes in the Consolidated Balance Sheets.
2022 Class A-1 Notes
In August 2022, the Company incurred costs of approximately $6.3 million in connection with the issuance of the Credit Facility. These debt issuance costs are being amortized over the estimated life of the Credit Facility. Amortization costs of $0.3 million and $0.9 million, respectively, of these costs were included in interest expense for the three and nine months ended September 30, 2024. Amortization costs of $0.3 million and $0.9 million, respectively, were included in interest expense for the three and nine months ended September 30, 2023. As of September 30, 2024, unamortized debt issuance costs of $3.8 million related to the Credit Facility are classified as other non-current assets in the Consolidated Balance Sheets.
2019 Class A-2 Notes
The Company incurred costs of approximately $12.9 million in connection with the issuance of the 2019 Class A-2 Notes. These debt issuance costs are being amortized using the effective interest method over estimated life of each tranche of the 2019 Class A-2 Notes. Amortization costs of $0.2 million and $0.7 million were included in interest expense for the three and nine months ended September 30, 2024, respectively. Amortization costs of $0.2 million and $1.3 million were included in interest expense for the three and nine months ended September 30, 2023, respectively. The Company repaid the entire outstanding balance of approximately $585.1 million of its 2019 Class A-2-I Notes during the second quarter of fiscal year 2023 and wrote off the related remaining issuance costs of $1.7 million. As of September 30, 2024, unamortized debt issuance costs of $1.5 million are reported as a direct reduction of the 2019 Class A-2-II Notes in the Consolidated Balance Sheets.
Loss (Gain) on Extinguishment of Debt
The Company purchased $67.9 million of its 2019 Class A-2-I Notes under par and recognized a $1.7 million gain on extinguishment of debt during the nine months ended September 30, 2023.
In connection with the repayment of the 2019 Class A-2-I Notes, the Company recognized a loss on extinguishment of debt of $1.7 million, representing the remaining unamortized costs related to the 2019 Class A-2-I Notes, during the nine months ended September 30, 2023.
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
8. Stockholders' Deficit
Dividends
Dividends declared and paid per share for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Dividends declared per common share	$0.51	$0.51	$1.53	$1.53
Dividends paid per common share	$0.51	$1.02	$1.53	$2.04
During the nine months ended September 30, 2024 and 2023, the Company paid dividends of $23.5 million and $31.7 million, respectively.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
8. Stockholders' Deficit (Continued)
On September 5, 2024, the Board of Directors declared a third quarter 2024 cash dividend of $0.51 per share of common stock, paid on October 8, 2024 to the stockholders of record as of the close of business on September 20, 2024.
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
During the nine months ended September 30, 2024, the Company repurchased 269,621 shares of common stock at a cost of $12.0 million. Cumulatively, the Company repurchased 1,865,399 shares at a cost of $116.7 million. As of September 30, 2024, a remaining amount of $133.3 million in the value of shares may be repurchased under the 2022 Repurchase Program.
Treasury Stock
Repurchases of the Company's common stock are included in treasury stock at the cost of shares repurchased plus any transaction costs. Treasury stock may be re-issued when stock options are exercised, when restricted stock awards are granted and when restricted stock units settle in stock upon vesting. The cost of treasury stock re-issued is determined using the first-in, first-out (“FIFO”) method. During the nine months ended September 30, 2024, the Company re-issued 280,953 shares of treasury stock at a total FIFO cost of $13.6 million.
9. Income Taxes
The Company's effective tax rate was 26.9% for the nine months ended September 30, 2024, as compared to 25.0% for the nine months ended September 30, 2023. The effective tax rate for the nine months ended September 30, 2024 was higher than the rate of the prior comparable period primarily due to a lower tax deduction related to stock-based compensation.
The total gross unrecognized tax benefit as of September 30, 2024 and December 31, 2023 was $2.6 million and $3.5 million, respectively, excluding interest, penalties and related income tax benefits. The Company estimates the unrecognized tax benefit as of September 30, 2024 may decrease over the upcoming 12 months by $0.1 million related to settlements with taxing authorities and statute of limitations expirations. For the remaining liability, due to the uncertainties related to these tax matters, the Company is unable to make a reasonable estimate as to when cash settlement with a taxing authority will occur.
As of September 30, 2024, the accrued interest was $0.8 million, excluding any related income tax benefits. As of December 31, 2023, the accrued interest was $0.9 million, excluding any related income tax benefits. The Company recognizes interest accrued related to unrecognized tax benefits and penalties as a component of the income tax provision recognized in the Consolidated Statements of Comprehensive Income.
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

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

10. Stock-Based Compensation
The following table summarizes the components of stock-based compensation expense included in general and administrative expenses in the Consolidated Statements of Comprehensive Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Equity classified awards expense	$3.8	$2.9	$12.7	$8.2
Liability classified awards (credit) expense	0.1	0.2	0.2	(0.4)
Total stock-based compensation expense	$4.0	$3.1	$12.9	$7.8
As of September 30, 2024, total unrecognized compensation expense of $19.1 million related to restricted stock and restricted stock units and $3.4 million related to stock options is expected to be recognized over a weighted average period of 1.4 years for restricted stock and restricted stock units and 1.5 years for stock options.
Fair Value Assumptions
The following table summarizes the assumptions used in the Black-Scholes model for stock options granted during the nine months ended September 30, 2024:

Risk-free interest rate	4.3%
Historical volatility	70.2%
Dividend yield	4.2%
Expected years until exercise	4.5
Fair value of options granted	$22.26
Equity Classified Awards - Stock Options
Stock option balances at September 30, 2024, and activity for the nine months ended September 30, 2024 were as follows:

	Number of Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Millions)
Outstanding at December 31, 2023	462,506	$77.59
Granted	133,729	49.06
Exercised	—	—
Expired	(46,486)	87.12
Forfeited	(2,316)	56.54
Outstanding at September 30, 2024	547,433	69.90	6.3	$—
Vested and Expected to Vest at September 30, 2024	523,502	70.55	6.2	$—
Exercisable at September 30, 2024	349,411	$76.95	4.8	$—
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price of the Company’s common stock on the last trading day of the third quarter of 2024 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2024. The aggregate intrinsic value will change based on the fair market value of the Company’s common stock and the number of in-the-money options.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
10. Stock-Based Compensation (Continued)
Equity Classified Awards - Restricted Stock and Restricted Stock Units
Outstanding balances as of September 30, 2024, and activity related to restricted stock and restricted stock units for the nine months ended September 30, 2024 were as follows:

	Shares of Restricted Stock	Weighted Average Grant Date Fair Value	Stock-Settled Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	338,622	$73.33	58,475	$54.07
Granted	280,953	48.91	31,402	49.06
Released	(147,378)	74.84	(18,115)	73.97
Forfeited	(45,300)	60.13	(18)	74.94
Outstanding at September 30, 2024	426,897	$58.14	71,744	$46.84
Liability Classified Awards - Long-Term Incentive Awards
The Company has granted cash long-term incentive awards (“LTIP awards”) to certain employees. Annual LTIP awards vest over a three-year period and are determined using multipliers from 0% to 200% of the target award based on the total stockholder return of Dine Brands Global common stock compared to the total stockholder returns of a peer group of companies. The awards are considered stock-based compensation and are classified as liabilities measured at fair value as of the respective period end. For the three months ended September 30, 2024 and 2023, an expense of $0.1 million and $0.2 million, respectively, were included in total stock-based compensation expense related to LTIP awards. For the nine months ended September 30, 2024 and 2023, an expense of $0.2 million and a credit of $0.4 million, respectively, were included in total stock-based compensation expense related to LTIP awards. At September 30, 2024 and December 31, 2023, liabilities of $0.9 million and $0.7 million, respectively, related to LTIP awards were included as part of accrued employee compensation and benefits and other non-current liabilities in the Consolidated Balance Sheets.
11. Net Income per Share
The computation of the Company's basic and diluted net income per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands, except per share data)
Numerator for basic and diluted income per common share:
Net income	$19,061	$18,479	$59,716	$64,137
Less: Net income allocated to unvested participating restricted stock	(553)	(431)	(1,760)	(1,551)
Net income available to common stockholders - basic	18,508	18,048	57,956	62,586
Effect of unvested participating restricted stock in two-class calculation	—	1	1	—
Net income available to common stockholders - diluted	$18,508	$18,049	$57,957	$62,586
Denominator:
Weighted average outstanding shares of common stock - basic	14,897	15,217	14,940	15,275
Dilutive effect of stock options	—	3	—	14
Weighted average outstanding shares of common stock - diluted	14,897	15,220	14,940	15,289
Net income per common share:
Basic	$1.24	$1.19	$3.88	$4.10
Diluted	$1.24	$1.19	$3.88	$4.09

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
 As of September 30, 2024, the franchise operations segment consisted of 1,618 restaurants operated by Applebee’s franchisees in the United States, two U.S. territories and 14 countries outside the United States; 1,809 restaurants operated by IHOP franchisees and area licensees in the United States, two U.S. territories and 14 countries outside the United States; and 118 restaurants operated by Fuzzy's franchisees in the United States. Franchise operations revenue consists primarily of franchise royalty revenues, franchise advertising revenue, sales of proprietary products to franchisees, and other franchise fees. Franchise operations expenses include advertising expense, the cost of proprietary products, pre-opening training expenses and other franchise-related costs.
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
In December 2022, three company-operated Fuzzy's restaurants were acquired, of which two were subsequently refranchised in the second quarter of 2023. As of September 30, 2024, the company restaurants segment consisted of one company-operated Fuzzy's restaurant located in the United States. Company-operated restaurant operation revenue consists of retail sales at company-operated restaurants. Company-operated restaurant operation expenses are operating expenses such as food, beverage, labor, benefits, utilities, rent and other operating costs.
Information on segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Revenues from external customers:
Franchise operations	$166.4	$172.5	$518.7	$530.4
Rental operations	28.0	29.1	86.5	90.5
Company restaurants	0.3	0.3	0.8	1.8
Financing operations	0.4	0.6	1.4	2.0
Total revenues from external customers	$195.0	$202.6	$607.5	$624.8

Interest expense:
Rental operations	$1.0	$0.9	$3.1	$2.9
Company restaurants	—	—	—	—
Corporate	18.4	19.1	54.3	51.5
Total interest expense	$19.4	$20.0	$57.4	$54.4

Depreciation and amortization:
Franchise operations	$2.4	$2.4	$7.1	$7.3
Rental operations	2.5	2.6	7.7	7.8
Company restaurants	0.0	0.0	0.1	0.0
Corporate	4.7	3.6	14.2	11.1
Total depreciation and amortization	$9.6	$8.6	$29.0	$26.2

Dine Brand Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
12. Segments (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)

Gross profit by segment:
Franchise operations	$86.6	$89.4	$267.6	$271.6
Rental operations	6.4	7.4	21.3	24.9
Company restaurants	0.0	0.0	(0.1)	0.0
Financing operations	0.3	0.5	1.2	1.7
Total gross profit	93.3	97.3	290.0	298.3
Corporate and unallocated expenses, net	(66.9)	(72.4)	(208.3)	(212.7)
Income before income taxes	$26.5	$24.9	$81.7	$85.6

13. Closure and Impairment Charges
Closure and impairment charges for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Closure charges	$0.4	$0.3	$1.4	$1.1
Long-lived tangible asset impairment	—	1.5	—	2.0
Total closure and impairment charges	$0.4	$1.8	$1.4	$3.1
The closure charges for the three and nine months ended September 30, 2024 were related to the establishment of or revisions to existing closure reserves, including accretion, primarily for 21 IHOP restaurants closed prior to December 31, 2023.
The closure charges for the three and nine months ended September 30, 2023 were related to revisions to existing closure reserves, including accretion, for approximately 30 IHOP restaurants.
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

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
14. Fair Value Measurements (Continued)

The fair values of the Company's long-term debt, excluding the Credit Facility, at September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024	December 31, 2023
	(In millions)
Face Value	$1,094.0	$1,094.0
Fair Value	$1,108.8	$1,085.8
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
Lease Guarantees
In connection with the refranchising of Applebee’s restaurants to franchisees, the Company has, in certain cases, guaranteed or has potential continuing liability for lease payments totaling $367.6 million as of September 30, 2024. This amount represents the maximum potential liability for future payments under these leases. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from 2024 through 2058. Excluding unexercised option periods, the Company's potential liability for future payments under these leases is $91.6 million. In the event of default, the indemnity and default clauses in the sale or assignment agreements govern the Company's ability to pursue and recover damages incurred.
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
The components of cash and cash equivalents were as follows:

	September 30, 2024	December 31, 2023
	(In millions)
Money market funds	$19.0	$42.0
IHOP advertising funds and gift card programs	64.0	82.8
Other depository accounts	86.6	21.2
Total cash and cash equivalents	$169.6	$146.0
Current Restricted Cash
Current restricted cash primarily consisted of funds required to be held in trust in connection with the Company's securitized debt and funds from Applebee's franchisees pursuant to franchise agreements, usage of which was restricted to advertising activities.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
16. Cash, Cash Equivalents and Restricted Cash (Continued)
The components of current restricted cash were as follows:

	September 30, 2024	December 31, 2023
	(In millions)
Securitized debt reserves	$40.9	$31.2
Applebee's advertising funds	4.2	2.0
Other	0.9	1.9
Total current restricted cash	$46.0	$35.1
Non-current Restricted Cash
Non-current restricted cash was $19.5 million at September 30, 2024 and December 31, 2023 and represents interest reserves required to be set aside for the duration of the Company's securitized debt.

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
Overview
Through various subsidiaries, we own and franchise the Applebee's Neighborhood Grill & Bar® (“Applebee's”) concept in the American full-service segment within the casual dining category of the restaurant industry, the International House of Pancakes® (“IHOP”) concept in the mid-scale full-service restaurant segment within the family dining category of the restaurant industry, and the Fuzzy's Taco Shop® (“Fuzzy's”) concept in the Mexican limited-service restaurant segment within the fast-casual dining category of the restaurant industry. References herein to Applebee's®, IHOP® and Fuzzy's Taco Shop® restaurants are to these three restaurant concepts, whether operated by franchisees, area licensees and their sub-licensees (collectively, “area licensees”) or by us. With over 3,500 restaurants, we believe we are one of the largest full-service restaurant companies in the world.
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

	Three Months Ended September 30,		Favorable (Unfavorable) Variance	Nine Months Ended September 30,		Favorable (Unfavorable) Variance
	2024	2023		2024	2023
	(In millions, except per share data)
Income before income taxes	$26.5	$24.9	$1.5	$81.7	$85.6	$(3.8)
Income tax provision	(7.4)	(6.5)	(0.9)	(22.0)	(21.4)	(0.6)
Net income	$19.1	$18.5	$0.6	$59.7	$64.1	$(4.4)

Effective tax rate	28.0%	25.9%	(2.0)%	26.9%	25.0%	(1.9)%

Net income per diluted share	$1.24	$1.19	$0.05	$3.88	$4.09	$(0.21)
			% decrease			% decrease
Weighted average diluted shares	14.9	15.2	(2.0)%	14.9	15.3	(2.6)%
The effective tax rate for the three and nine months ended September 30, 2024 was higher than the rate of the comparable prior periods primarily due to a lower tax deduction related to stock-based compensation.

The following table highlights the primary components of the increase (decrease) in our income before income taxes for the three and nine months ended September 30, 2024, compared to our income before income taxes for the comparable prior periods (in millions):

	Favorable (Unfavorable) Variance
	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Increase (decrease) in gross profit:
Applebee's franchise operations	$(1.4)	$(2.2)
IHOP franchise operations	(1.3)	1.5
Fuzzy's franchise operations	(0.1)	(3.3)
Company restaurant operations	0.0	(0.1)
Rental and financing operations	(1.2)	(4.1)
Total decrease in gross profit	(4.0)	(8.2)
Decrease in general and administrative ("G&A") expenses	3.2	3.1
Decrease (increase) in interest expense, net	0.7	(2.7)
Change in loss (gain) on disposition of assets	0.2	2.4
Decrease in closure and impairment charges	1.4	1.6
Increase (decrease) in income before income taxes	$1.5	$(3.8)
Total gross profit for the three months ended September 30, 2024 decreased compared with the same period of the prior year due to decreased revenue from franchise and rental operations. Income before income taxes for the three months ended September 30, 2024 increased compared to the prior year period primarily due to decreased G&A expenses, decreased impairment charges and decreased interest expense. The decrease in G&A expenses is primarily attributable to a decrease in compensation-related expenses (predominantly incentive compensation), partially offset by an increase in depreciation expense. The decrease in impairment charges is primarily related to the impairment of four IHOP master land and building leases in the same period of the prior year.
Total gross profit for the nine months ended September 30, 2024 decreased compared with the same period of the prior year due to decreased revenue from franchise and rental operations and increased franchisor advertising contribution. In addition, income before income taxes for the nine months ended September 30, 2024 decreased compared to the prior year period due to increased interest expense, offset by a decrease in G&A expenses, a loss on disposition of assets in the same period in the prior year. The increase in interest expense primarily related to higher-rate securitized notes and borrowings from our revolving line of credit. The decrease in G&A expenses is primarily attributable to expenses related to the stopping of the IHOP Flip'd initiative in the same period of the prior year, a decrease in professional services, a decrease in occupancy costs, and a decrease in compensation-related expenses, offset by an increase in depreciation expense (see G&A Expenses section below for further detail). The decrease in impairment charges is primarily related to the technology that was developed in connection with the IHOP Flip'd initiative that was stopped and the impairment of four IHOP master land and building leases in the same period of the prior year.
Increases in commodity, labor and other restaurant operating costs experienced at restaurants owned and operated by our franchisees could impact us to the extent our franchisees are adversely impacted by a sustained decline in their operating margins. At company operated restaurants, when applicable, increases in commodity, labor and other restaurant operating costs impact us directly.
See “Consolidated Results of Operations - Comparison of the Three and Nine Months Ended September 30, 2024 and 2023” for additional discussion of the changes shown above.
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

Our key performance indicators for the three and nine months ended September 30, 2024 were as follows:

	Three Months Ended			Nine Months Ended
	September 30, 2024			September 30, 2024
	Applebee's	IHOP	Fuzzy's	Applebee's	IHOP	Fuzzy's
Sales percentage decrease in reported retail sales - 2024 vs. 2023	(7.1)%	(1.6)%	(15.8)%	(5.3)%	(0.5)%	(13.7)%
% Decrease in domestic system-wide same-restaurant sales	(5.9)%	(2.1)%	(9.6)%	(4.1)%	(1.7)%	(8.9)%
Net franchise restaurant reduction (1)	(7)	(2)	(6)	(24)	(5)	(13)
Net (decrease) increase in total effective restaurants (2)	(34)	13	(16)	(36)	18	(12)
_________________________________________
(1) Franchise and area license restaurant closings, net of openings, during the three and nine months ended September 30, 2024.
(2) Change in the weighted average number of franchise, area license and company-operated restaurants open during the three and nine months ended September 30, 2024, compared to the weighted average number of those open during the same periods of 2023.
The change in total effective restaurants for each brand reflects both permanent closures, net of openings, over the past 12 months as well as the weighted effect of restaurants temporarily closed during each period.
Applebee’s system-wide domestic same-restaurant sales decreased 5.9% for the three months ended September 30, 2024 and decreased 4.1% for the nine months ended September 30, 2024 as compared to the same periods of 2023. The decrease in same-restaurant sales was primarily due to a decrease in traffic, partially offset by an increase in average check.
Based on data from Black Box Intelligence, a restaurant sales reporting firm (“Black Box”), Applebee's same-restaurant sales for the three and nine months ended September 30, 2024 underperformed the casual dining segment of the restaurant industry (excluding Applebee's) during the same period.

Applebee's Off-Premise Sales Data	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Off-premise sales (in millions) (1)	$208.9	$221.4	$672.2	$729.3
% sales mix	21.7%	21.5%	21.8%	22.4%
(1) Primarily to-go, delivery and catering sales for comparable 2024 and 2023 restaurants.

IHOP's system-wide domestic same-restaurant sales decreased 2.1% for the three months ended September 30, 2024 and 1.7% for the nine months ended September 30, 2024 as compared to the same periods of 2023. The decrease in same-restaurant sales was primarily due to a decrease in traffic, partially offset by an increase in average check.
Based on data from Black Box, IHOP's decrease in same-restaurant sales for the three and nine months ended September 30, 2024 underperformed the family dining segment of the restaurant industry (excluding IHOP) during the same period.

IHOP Off-Premise Sales Data	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Off-premise sales (in millions) (1)	$140.7	$143.2	$446.2	$460.6
% sales mix	19.3%	19.5%	20.1%	20.6%
(1) Primarily to-go, delivery and catering sales for comparable 2024 and 2023 restaurants.

Quarterly Domestic Same-Restaurant Sales - Fuzzy's
Fuzzy's system-wide domestic same-restaurant sales decreased 9.6% for the three months ended September 30, 2024 and 8.9% for the nine months ended September 30, 2024 as compared to the same periods of 2023. The decrease in same-restaurant sales was primarily due to a decrease in traffic, partially offset by an increase in average check.

Fuzzy's Off-Premise Sales Data	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Off-premise sales (in millions) (1)	$17.2	$19.0	$55.3	$59.7
% sales mix	38.7%	38.6%	39.6%	38.9%
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Applebee's Restaurant Data
Global Effective Restaurants(a)
Franchise	1,620	1,654	1,627	1,663
Company	—	—	—	—
Total	1,620	1,654	1,627	1,663
System-wide(b)
Domestic sales percentage change(c)	(7.1)%	(3.2)%	(5.3)%	0.3%
Domestic same-restaurant sales percentage change(d)	(5.9)%	(2.4)%	(4.1)%	0.9%
Franchise(b)
Domestic sales percentage change(c)	(7.1)%	0.4%	(5.3)%	4.0%
Domestic same-restaurant sales percentage change(d)	(5.9)%	(2.4)%	(4.1)%	0.9%
Average weekly domestic unit sales (in thousands)	$49.5	$52.1	$52.7	$54.4

IHOP Restaurant Data
Global Effective Restaurants(a)
Franchise	1,645	1,631	1,645	1,626
Area license	155	156	155	156
Total	1,800	1,787	1,800	1,782
System-wide(b)
Sales percentage change(c)	(1.6)%	4.2%	(0.5)%	6.6%
Domestic same-restaurant sales percentage change, including area license restaurants(d)	(2.1)%	2.0%	(1.7)%	4.2%
Franchise(b)
Sales percentage change(c)	(1.3)%	4.5%	(0.4)%	6.9%
Domestic same-restaurant sales percentage change(d)	(1.9)%	2.0%	(1.7)%	4.2%
Average weekly unit sales (in thousands)	$37.0	$37.8	$37.7	$38.3
Area License(b)
Sales percentage change(c)	(3.8)%	1.1%	(1.6)%	4.0%

Fuzzy's Restaurant Data
Global Effective Restaurants(a)
Franchise	120	136	124	135
Company	1	1	1	2
Total	121	137	125	137
System-wide(b)
Domestic sales percentage change(c)	(15.8)%	(5.2)%	(13.7)%	(1.1)%
Domestic same-restaurant sales percentage change(d)	(9.6)%	(6.1)%	(8.9)%	(3.6)%
Franchise(b)
Domestic sales percentage change(c)	(15.8)%	(3.8)%	(13.3)%	(0.3)%
Domestic same-restaurant sales percentage change(d)	(9.6)%	(6.1)%	(8.9)%	(3.7)%
Average weekly domestic unit sales (in thousands)	$29.4	$30.7	$30.0	$31.6
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Reported sales (in millions)
Applebee's franchise restaurant sales	$1,007.7	$1,085.3	$3,230.5	$3,411.5
IHOP franchise restaurant sales	790.3	801.0	2,416.2	2,425.9
IHOP area license restaurant sales	71.4	74.3	224.4	228.1
Fuzzy's franchise restaurant sales	45.8	54.4	144.9	167.1
Fuzzy's company-operated restaurants	0.3	0.3	0.9	1.9
Total	$1,915.5	$2,015.3	$6,016.9	$6,234.5
(c)   “Sales percentage change” reflects, for each category of restaurants, the percentage change in sales in any given fiscal period compared to the prior period for all restaurants in that category.
(d)   “Domestic same-restaurant sales percentage change” reflects the percentage change in sales in any given fiscal period, compared to the same weeks in the prior period, for domestic restaurants that have been operated during both periods that are being compared and have been open for at least 18 months. Because of new restaurant openings and restaurant closures, the domestic restaurants open throughout both fiscal periods being compared may be different from period to period.

Restaurant Development Activity	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Applebee's
Summary - beginning of period:
Franchise	1,625	1,661	1,642	1,678
Company	—	—	—	—
Beginning of period	1,625	1,661	1,642	1,678

Franchise restaurants opened:
Domestic	—	2	—	3
International	4	2	9	5
Total franchise restaurants opened	4	4	9	8
Franchise restaurants permanently closed:
Domestic	(9)	(12)	(25)	(28)
International	(2)	(1)	(8)	(6)
Total franchise restaurants permanently closed	(11)	(13)	(33)	(34)
Net franchise restaurant reduction	(7)	(9)	(24)	(26)

Summary - end of period:
Franchise	1,618	1,652	1,618	1,652
Company	—	—	—	—
Total Applebee's restaurants, end of period	1,618	1,652	1,618	1,652
Domestic	1,511	1,544	1,511	1,544
International	107	108	107	108

Restaurant Development Activity	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
IHOP
Summary - beginning of period:
Franchise	1,656	1,634	1,657	1,625
Area license	155	156	157	156
Total IHOP restaurants, beginning of period	1,811	1,790	1,814	1,781

Franchise/area license restaurants opened:
Domestic franchise	4	5	14	27
Domestic area license	—	—	1	2
International franchise	2	5	11	11
Total franchise/area license restaurants opened	6	10	26	40
Franchise/area license restaurants permanently closed:
Domestic franchise	(7)	(5)	(24)	(23)
Domestic area license	—	—	(3)	(2)
International franchise	(1)	(1)	(4)	(2)
Total franchise/area license restaurants permanently closed	(8)	(6)	(31)	(27)
Net increase (decrease) in franchise/area license restaurants	(2)	4	(5)	13

Summary - end of period:
Franchise	1,654	1,638	1,654	1,638
Area license	155	156	155	156
Total IHOP restaurants, end of period	1,809	1,794	1,809	1,794
Domestic	1,684	1,681	1,684	1,681
International	125	113	125	113

Fuzzy's
Summary - beginning of period:
Franchise	124	137	131	134
Company	1	1	1	3
Beginning of period	125	138	132	137

Franchise restaurants opened:
Domestic	1	1	1	3
Franchise restaurants permanently closed:
Domestic	(7)	(1)	(14)	(2)
Net franchise restaurant addition (reduction)	(6)	—	(13)	1
Refranchised from Company restaurants	—	—	—	2
Net franchise restaurant addition (reduction)	(6)	—	(13)	3

Summary - end of period:
Franchise	118	137	118	137
Company	1	1	1	1
Total Fuzzy's restaurants, end of period	119	138	119	138
Domestic	119	138	119	138
International	—	—	—	—

The restaurant counts and activity presented above include 13 dual-branded international Applebee's and IHOP restaurants at September 30, 2024, and six dual-branded international Applebee's and IHOP restaurants at September 30, 2023, which are tabulated in both brands’ activities. Dual-branded restaurants are defined as restaurants that run two of our concepts and share an entrance, front of the house staff and a kitchen. The restaurant counts and activity presented above do not include one domestic Applebee's ghost kitchen (small kitchens with no store-front presence, used to fill off-premise orders), seven international Applebee's ghost kitchens and 34 international IHOP ghost kitchens.
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
CONSOLIDATED RESULTS OF OPERATIONS
Comparison of the Three and Nine Months Ended September 30, 2024 and 2023
Financial Results

Revenue	Three Months Ended September 30,		Favorable (Unfavorable) Variance	Nine Months Ended September 30,		Favorable (Unfavorable) Variance
	2024	2023		2024	2023
	(In millions)
Franchise operations	$166.4	$172.5	$(6.1)	$518.7	$530.4	$(11.7)
Rental operations	28.0	29.1	(1.1)	86.5	90.5	(4.0)
Company restaurant operations	0.3	0.3	0.0	0.8	1.8	(1.0)
Financing operations	0.4	0.6	(0.2)	1.4	2.0	(0.6)
Total revenue	$195.1	$202.5	$(7.4)	$607.4	$624.7	$(17.3)
Change vs. prior period	(3.7)%			(2.8)%
Total revenue for the three and nine months ended September 30, 2024 decreased compared with the same periods of the prior year, primarily due to the decrease in franchise and rental operations revenue. The decrease in franchise operations revenue was primarily attributable to the decrease in domestic same-restaurant sales and the decrease in the number of Applebee's and Fuzzy's effective restaurants, partially offset by increases in the number of effective restaurants and proprietary product sales at IHOP. Rental operations revenue for the three months ended September 30, 2024 decreased compared with the same period of the prior year, primarily due to operating lease terminations and a decrease in percentage rent. Rental operations revenue for the nine months ended September 30, 2024 decreased compared with the same period of the prior year, primarily due to prior year lease buyouts and operating lease terminations.

Gross Profit	Three Months Ended September 30,		Favorable (Unfavorable) Variance	Nine Months Ended September 30,		Favorable (Unfavorable) Variance
	2024	2023		2024	2023
	(In millions)
Franchise operations	$86.6	$89.4	$(2.8)	$267.6	$271.6	$(4.0)
Rental operations	6.4	7.4	(1.0)	21.3	24.9	(3.6)
Company restaurant operations	0.0	0.0	0.0	(0.1)	0.0	(0.1)
Financing operations	0.3	0.5	(0.2)	1.2	1.7	(0.5)
Total gross profit	$93.3	$97.3	$(4.0)	$290.0	$298.3	$(8.2)
Change vs. prior period	(4.1)%			(2.8)%
Total gross profit for the three and nine months ended September 30, 2024 decreased compared with the same periods of the prior year, primarily due to the decrease in franchise and rental operations revenue. The franchise operations gross profit decreased for the three months ended September 30, 2024 primarily due Applebee's and IHOP decreased franchise gross profit. The franchise operations gross profit decreased for the nine months ended September 30, 2024 primarily due to Fuzzy's and

Applebee's decreased franchise gross profit. The decrease in rental operations gross profit for the three and nine months ended September 30, 2024 was primarily due to decreased rental revenue as described above.

Franchise Operations	Three Months Ended September 30,		Favorable (Unfavorable) Variance	Nine Months Ended September 30,		Favorable (Unfavorable) Variance
	2024	2023		2024	2023
	(In millions, except number of restaurants)
Effective Franchise Restaurants:(1)
Applebee’s	1,620	1,654	(34)	1,627	1,663	(36)
IHOP	1,800	1,787	13	1,800	1,782	18
Fuzzy's	120	136	(16)	124	135	(11)
Franchise Revenues:
Applebee’s franchise fees	$40.1	$41.7	$(1.6)	$126.5	$131.7	$(5.2)
IHOP franchise fees	53.4	54.1	(0.7)	163.1	161.8	1.3
Fuzzy's franchise fees	3.1	3.3	(0.2)	9.6	10.5	(0.9)
Advertising fees	69.8	73.4	(3.6)	219.6	226.4	(6.8)
Total franchise revenues	166.4	172.5	(6.1)	518.7	530.4	(11.7)
Franchise Expenses:
Applebee’s	0.7	1.0	0.3	0.7	3.7	3.0
IHOP	8.9	8.3	(0.6)	27.6	27.8	0.2
Fuzzy's	0.3	0.5	0.2	3.3	0.9	(2.4)
Advertising expenses	69.8	73.4	3.6	219.6	226.4	6.8
Total franchise expenses	79.7	83.1	3.4	251.2	258.8	7.6
Franchise Gross Profit:
Applebee’s	39.4	40.7	(1.4)	125.8	128.0	(2.2)
IHOP	44.5	45.8	(1.3)	135.5	134.0	1.5
Fuzzy's	2.7	2.8	(0.1)	6.3	9.6	(3.3)
Total franchise gross profit	$86.6	$89.4	$(2.8)	$267.6	$271.6	$(4.0)
Gross profit as % of franchise revenue (2)	52.1%	51.8%		51.6%	51.2%
Gross profit as % of franchise fees (2)(3)	89.7%	90.2%		89.4%	89.3%
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
Applebee's franchise fee revenue for the three months ended September 30, 2024 decreased 4.0% as compared with the same period of the prior year, primarily attributable to the unfavorable impact on royalties of a 5.9% decrease in domestic same-restaurant sales and a decrease in the number of effective franchise restaurants, offset by improved collections from international franchisees. Applebee's franchise fee revenue for the nine months ended September 30, 2024 decreased 4.0% as compared with the same period of the prior year, primarily attributable to the unfavorable impact on royalties of a 4.1% decrease in domestic same-restaurant sales and the decrease in the number of effective franchise restaurants, offset by an increase in accelerated franchise fee recognition due to restaurant closures.
Applebee's franchise expenses for the three months ended September 30, 2024 decreased $0.3 million compared with the same period of the prior year primarily due to a recovery of previously written off receivables from international franchisees. Applebee's franchise expenses for the nine months ended September 30, 2024 decreased $3.0 million compared with the same period of the prior year primarily due to a decrease in bad debt expense.
IHOP's franchise fee revenue for the three months ended September 30, 2024 decreased 1.3% as compared with the same period of the prior year, primarily due to a decrease in domestic same-restaurant sales of 2.1% and a decrease in licensing revenue, partially offset by an increase in the number of effective franchise restaurants and proprietary product sales. IHOP's franchise fee revenue for the nine months ended September 30, 2024 increased 0.8%, as compared with the same period of the prior year, primarily due to an increase in proprietary product sales and the number of effective franchise restaurants, partially offset by a 1.7% decrease in domestic same-restaurant sales and a decrease in virtual brand revenue.
IHOP's franchise expenses for the three months ended September 30, 2024 increased $0.6 million as compared with the same period of the prior year, primarily due to an increase in bad debt expense and an increase in the cost of proprietary product sales. IHOP's franchise expenses for the nine months ended September 30, 2024 decreased $0.2 million as compared with the same period of the prior year, primarily due to a decrease in bad debt expense and a decrease in franchisee IT support costs, partially offset by an increase in franchisor advertising contribution.
Fuzzy's franchise fee revenue for the three months ended September 30, 2024 decreased 6.8% as compared with the same period of the prior year, primarily attributable to the unfavorable impact on royalties of a 9.6% decrease in same-restaurant sales, the decrease in the number of effective franchise restaurants and a decrease in proprietary product sales, partially offset by an increase in termination fees. Fuzzy's franchise fee revenue for the nine months ended September 30, 2024 decreased $0.9 million as compared with the same period of the prior year, primarily attributable to a 8.9% decrease in same-restaurant sales and a decrease in the number of effective franchise restaurants, partially offset by an increase in termination fees.
Fuzzy's franchise expenses for the three months ended September 30, 2024 decreased $0.2 million as compared with the same period of the prior year primarily due to a decrease in the cost of proprietary product sales. Fuzzy's franchise expenses for the nine months ended September 30, 2024 increased $2.4 million as compared with the same period of the prior year primarily due to an increase in franchisor advertising contribution and an increase in bad debt expense.

Advertising Revenues and Expenses	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2024	2023		2024	2023
	(In millions)
Applebee’s	$40.8	$43.7	$(2.9)	$130.3	$136.4	$(6.1)
IHOP	28.1	28.7	(0.6)	86.4	87.0	(0.6)
Fuzzy's	0.9	1.0	(0.1)	2.9	2.9	0.0
Total advertising revenues and expenses	$69.8	$73.4	$(3.6)	$219.6	$226.3	$(6.7)
Applebee's advertising revenues and expenses for the three months ended September 30, 2024 decreased 6.7% compared to the same period of the prior year primarily due to a 5.9% decrease in domestic franchise same-restaurant sales and a decrease in the number of effective franchise restaurants. IHOP advertising revenues and expenses for the three months ended September 30, 2024 decreased 2.2% compared to the same period of the prior year, primarily due to a 2.1% decrease in same-restaurant sales, partially offset by an increase in the number of effective franchise restaurants.
Applebee's advertising revenues and expenses for the nine months ended September 30, 2024 decreased 4.5% compared to the same period of the prior year primarily due to a 4.1% decrease in domestic franchise same-restaurant sales and decrease in the number of effective franchise restaurants. IHOP's advertising revenues and expenses for the nine months ended September 30, 2024 decreased 0.7% as compared with the same period of the prior year, primarily due to a 1.7% decrease in same-restaurant sales partially offset by an increase in the number of effective franchise restaurants.
It is our accounting policy to recognize any deficiency in advertising fee revenue compared to advertising expenditure or any recovery of a previously recognized deficiency in advertising fee revenue compared to advertising expenditure in the fourth quarter of our fiscal year.

Rental Operations	Three Months Ended September 30,		Favorable (Unfavorable) Variance	Nine Months Ended September 30,		Favorable (Unfavorable) Variance
	2024	2023		2024	2023
	(In millions)
Rental revenues	$28.0	$29.1	$(1.1)	$86.5	$90.5	$(4.0)
Rental expenses	21.6	21.7	0.1	65.2	65.6	0.4
Rental operations gross profit	$6.4	$7.4	$(1.0)	$21.3	$24.9	$(3.6)
Gross profit as % of rental revenue (1)	22.8%	25.4%		24.6%	27.5%
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
Rental operations gross profit for the three months ended September 30, 2024 decreased compared with the same period of the prior year, primarily due to operating lease terminations and a decrease in percentage rent.
Rental operations gross profit for the nine months ended September 30, 2024 decreased as compared to the same period of the prior year, primarily due to prior year lease buyouts and operating lease terminations.

Company Restaurant and Financing Operations	Three Months Ended September 30,		Favorable (Unfavorable) Variance	Nine Months Ended September 30,		Favorable (Unfavorable) Variance
	2024	2023		2024	2023
	(in millions)
Company Restaurant Operations
Company restaurant sales	$0.3	$0.3	$0.0	$0.8	$1.8	$(1.0)
Company restaurant expenses	0.3	0.3	0.0	0.9	1.8	0.9
Total company restaurants operations	$0.0	$0.0	$0.0	$(0.1)	$0.0	$(0.1)
Financing Operations
Financing revenues	$0.4	$0.6	$(0.2)	$1.4	$2.0	$(0.6)
Financing expenses	0.1	0.1	0.0	0.2	0.3	0.1
Total financing operations	$0.3	$0.5	$(0.2)	$1.2	$1.7	$(0.5)
For the three and nine months ended September 30, 2023, company restaurant operations consisted of three Fuzzy's restaurants that were acquired in December 2022, of which two were subsequently refranchised in the second quarter of 2023. Company segment restaurant expenses may include costs associated with reacquired restaurants in the process of being refranchised. There were no reacquired restaurants expenses during the nine months ended September 30, 2024 and 2023.
Financing revenues primarily consist of interest income from the financing of IHOP equipment leases and franchise fees as well as interest income on notes receivable due from franchisees. Financing expenses are sales and use taxes related to IHOP equipment leases. Financing revenue and gross profit for the three and nine months ended September 30, 2024 declined compared to the same periods of the prior year, primarily due to progressive decline in interest income as note balances are repaid.

G&A Expenses	Three Months Ended September 30,		Favorable (Unfavorable) Variance	Nine Months Ended September 30,		Favorable (Unfavorable) Variance
	2024	2023		2024	2023
	(In millions)
Total G&A expenses	$45.4	$48.6	$3.2	$144.4	$147.5	$3.1
G&A expenses for the three months ended September 30, 2024 decreased 6.6% compared to the same period of the prior year, primarily due to a decrease in compensation-related expenses (predominantly incentive compensation), partially offset by an increase in depreciation expense.
G&A expenses for the nine months ended September 30, 2024 decreased 2.1% compared to the same period of the prior year, primarily due to a decrease in incentive compensations, expenses related to the stopping of the IHOP Flip'd initiative in the same period of the prior year, a decrease in professional services and a decrease in occupancy costs, offset by an increase in stock-based compensation, depreciation expense and severance costs.

Other Income and Expense Items	Three Months Ended September 30,		Favorable (Unfavorable) Variance	Nine Months Ended September 30,		Favorable (Unfavorable) Variance
	2024	2023		2024	2023
	(In millions)
Interest expense, net	$18.4	$19.1	$0.7	$54.3	$51.5	$(2.7)
Loss on extinguishment of debt	—	—	—	—	0.0	0.0
Closure and impairment charges	0.4	1.8	1.4	1.4	3.1	1.6
Amortization of intangible assets	2.7	2.7	0.0	8.2	8.2	0.0
Loss (gain) on disposition of assets	0.0	0.2	0.2	(0.1)	2.3	2.4
Total other income and expenses	$21.5	$23.7	$2.3	$63.8	$65.1	$1.3
Interest expense, net and loss on extinguishment of debt
Interest expense, net for the three months ended September 30, 2024 was slightly lower than the same period of the prior year, primarily due to lower interest expense from less borrowings under the revolving Credit Facility as well as an increase in interest income.
Interest expense, net for the nine months ended September 30, 2024 increased compared to the same periods of the prior year, primarily due to the higher interest rate on our refinanced securitized notes as well as on our Credit Facility, partially offset by the increase in interest income from improved yields.
The Company repaid the entire outstanding balance of approximately $585.1 million of its 2019 Class A-2 Notes during the nine months ended September 30, 2023 and recognized a $1.7 million loss on extinguishment of debt from the write-off of the related remaining issuance costs. This loss was offset by a $1.7 million gain on extinguishment of debt from the purchase of $67.9 million of its 2019 Class A-2 Notes under par during the nine months ended September 30, 2023.
Loss (gain) on disposition of assets
The loss on disposition of assets for the three and nine months ended September 30, 2023 primarily related to the disposition of certain IHOP Flip'd assets.

Income Taxes	Three Months Ended September 30,		Favorable (Unfavorable) Variance	Nine Months Ended September 30,		Favorable (Unfavorable) Variance
	2024	2023		2024	2023
	(In millions)
Income before income taxes	$26.5	$24.9	$1.5	$81.7	$85.6	$(3.8)
Income tax provision	$7.4	$6.5	$(0.9)	$22.0	$21.4	$(0.6)
Effective tax rate	28.0%	25.9%	(2.0)%	26.9%	25.0%	(1.9)%
Our income tax provision or benefit will vary from period to period in our normal course of business for two reasons: a change in income before income taxes and a change in the effective tax rate. Changes in our income before income taxes were addressed in the preceding sections of “Consolidated Results of Operations - Comparison of the Three and Nine Months Ended September 30, 2024 and 2023."
Our effective tax rate for the three and nine months ended September 30, 2024 was higher than the rate of the comparable prior periods primarily due to a lower tax deduction related to stock-based compensation.

Liquidity and Capital Resources
Key provisions of our long-term debt potentially impacting liquidity are summarized below. See Note 7 — Long-Term Debt, of the Notes to the Consolidated Financial Statements, for additional detail on long-term debt, including the balances outstanding at September 30, 2024 and 2023.
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
 Payment of Principal and Interest
While the Class A-2 Notes are outstanding, payment of principal and interest is required to be made on the Class A-2 Notes on a quarterly basis. The payment of principal on the Class A-2 Notes may be suspended when the leverage ratio for the Company and its subsidiaries is less than or equal to 5.25x. As of September 30, 2024, our leverage ratio was approximately 4.1x. Therefore, quarterly principal payments are not required.
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
Make-whole Premiums
We may voluntarily repay the Class A-2 Notes at any time; however, if repaid prior to certain dates we would be required to pay make-whole premiums. As of September 30, 2024, there was no make-whole premium associated with voluntary prepayment of the 2019 Class A-2-II Notes. As of September 30, 2024, the make-whole premium associated with voluntary prepayment of the 2023 Class A-2 Notes was approximately $37.8 million. We also would be subject to a make-whole premium in the event of a mandatory prepayment required following certain rapid amortization events or certain asset dispositions. The mandatory make-whole premium requirements are considered derivatives embedded that must be bifurcated for separate valuation. We estimated the fair value of these derivatives to be immaterial as of September 30, 2024, based on the probability-weighted discounted cash flows associated with either event.
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
Failure to maintain a prescribed DSCR can trigger the following events:
•DSCR less than 1.75x - Cash Flow Sweeping Event
•DSCR less than 1.20x - Rapid Amortization Event
•Interest-only DSCR less than 1.20x - Manager Termination Event
•Interest-only DSCR less than 1.10x - Default Event
Our DSCR for the reporting period ended September 30, 2024 was approximately 3.5x.
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
As of September 30, 2024, the outstanding balance of the Credit Facility was $100 million. The amount of $0.6 million was pledged against the Credit Facility for outstanding letters of credit, leaving $224.4 million of the Credit Facility available for borrowing at September 30, 2024. It is anticipated that any principal and interest on the Credit Facility outstanding will be repaid in full on or prior to the quarterly payment date in June 2027, subject to two additional one-year extensions at the option of the Company upon the satisfaction of certain conditions. The letters of credit are used primarily to satisfy insurance-related collateral requirements. The weighted average interest rate on Credit Facility borrowings for the period outstanding during the nine months ended September 30, 2024 was 7.93%.
Capital Allocation
Dividends
Dividends declared and paid per share for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Dividends declared per common share	$0.51	$0.51	$1.53	$1.53
Dividends paid per common share	$0.51	$1.02	$1.53	$2.04
During the nine months ended September 30, 2024 and 2023, the Company paid dividends of $23.5 million and $31.7 million, respectively.
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
On September 5, 2024, the Board of Directors declared a third quarter 2024 cash dividend of $0.51 per share of common stock, paid on October 8, 2024 to the stockholders of record as of the close of business on September 20, 2024.
Stock Repurchases
On February 17, 2022, the Company's Board of Directors authorized a new share repurchase program, effective April 1, 2022, of up to $250 million (the “2022 Repurchase Program”).
During the nine months ended September 30, 2024, the Company repurchased 269,621 shares of common stock at a cost of $12.0 million. Cumulatively, the Company has repurchased 1,865,399 shares at a cost of $116.7 million under the 2022 Repurchase Program.
From time to time, we also repurchase shares owned and tendered by employees to satisfy tax withholding obligations on the vesting of restricted stock awards. Shares are deemed purchased at the closing price of our common stock on the vesting date. See Part II, Item 2 for detail on this stock repurchase activity during the nine months ended September 30, 2024.
Cash Flows
In summary, our cash flows for the nine months ended September 30, 2024 and September 30, 2023 were as follows:

	Nine Months Ended September 30,
	2024	2023	Variance
	(In millions)
Net cash provided by operating activities	$77.7	$79.3	$(1.6)
Net cash used in investing activities	(0.7)	(26.6)	25.9
Net cash used in financing activities	(42.5)	(218.0)	175.5
Net increase (decrease) in cash, cash equivalents and restricted cash	$34.5	$(165.3)	$199.8

Operating Activities
Cash provided by operating activities is primarily driven by revenues earned and collected from our franchisees, and profit from our rental operations, financing operations and our company-owned restaurant. Cash provided by operating activities decreased $1.6 million during the nine months ended September 30, 2024 compared to the same period of the prior year. This decrease was primarily attributable to a decrease in gross segment profit partially offset by a decrease in G&A expenses, as discussed in the preceding sections of this MD&A, and a favorable increase in working capital.
Investing Activities
Investing activities used net cash of $0.7 million for the nine months ended September 30, 2024 compared to $26.6 million for the nine months ended September 30, 2023. The decrease in cash used by investing activities of $25.9 million was primarily attributable to a decrease in capital expenditures compared to the same period of the prior year, partially offset by an increase in principal receipts from notes and equipment contracts receivables. The Company increased spending in information technology and other projects in fiscal year 2023.
Financing Activities
Financing activities used net cash of $42.5 million for the nine months ended September 30, 2024. The decrease in cash used by financing activities of $175.5 million was primarily due to the repayment and issuance of long-term debt of $159.8 million during the nine months ended September 30, 2023, a decrease in dividends paid due to timing and a $8.0 million decrease in repurchase of common stock. There was no repayment or issuance of long-term debt during the nine months ended September 30, 2024.
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

	Nine Months Ended September 30,
	2024	2023	Variance
	(In millions)
Cash flows provided by operating activities	$77.7	$79.3	$(1.6)
Principal receipts from notes and equipment contracts	10.4	6.7	3.7
Additions to property and equipment	(10.3)	(32.0)	21.7
Adjusted free cash flow	$77.8	$54.0	$23.8
Adjusted free cash flow for the nine months ended September 30, 2024 improved compared to the same period of the prior year due to the decrease in capital expenditures and an increase in principal receipts from notes and equipment contracts receivable, partially offset by a decrease in cash flows provided by operating activities.
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

A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2023. During the nine months ended September 30, 2024, there were no significant changes in our critical accounting policies or in our critical accounting estimates.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Company
Period	Total number of shares purchased to satisfy tax withholding obligations (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Approximate dollar value of shares that may yet be purchased under the plans or programs (b)
July 1, 2024 - July 28, 2024	238	$34.34	—	$133,266,000
July 29, 2024 - August 25, 2024	798	32.32	—	$133,266,000
August 26, 2024 - September 29, 2024	1,663	31.89	—	$133,266,000
	2,699	$32.23	—	$133,266,000
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

Item 3.  Defaults Upon Senior Securities.
None.
Item 4.  Mine Safety Disclosures.
Not Applicable.
Item 5.  Other Information.
Securities Trading Plans of Directors and Executive Officers
During the fiscal quarter ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a Rule 10b5-1 trading plan or a non-Rule 10b5-1 trading arrangement for our securities (as defined in Item 408(c) of Regulation S-K).

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

Dine Brands Global, Inc. (Registrant)

Dated:	6th day of November, 2024	By:	/s/ John W. Peyton
John W. Peyton Chief Executive Officer (Principal Executive Officer)

Dated:	6th day of November, 2024	By:	/s/ Vance Y. Chang
Vance Y. Chang Chief Financial Officer (Principal Financial Officer)

Dated:	6th day of November, 2024	By:	/s/ Allison Hall
Allison Hall Chief Accounting Officer (Principal Accounting Officer)