Form 10-K
period 2024-12-31
Dine Brands Global, Inc.
filed 2025-03-05
CIK 49754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 001-15283
Dine Brands Global, Inc.
(Exact name of registrant as specified in its charter)

Delaware	95-3038279
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
10 West Walnut Street, 5th Floor, Pasadena, California 91103	91103
(Address of principal executive offices)	(Zip Code)

(818) 240-6055
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	DIN	New York Stock Exchange
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

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2024 was $522.1 million.
As of February 21, 2025, the Registrant had 15,253,787 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on Tuesday, May 14, 2025 are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be part of this report.

DINE BRANDS GLOBAL, INC. AND SUBSIDIARIES
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2024

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

These statements involve known and unknown risks, uncertainties, and other factors, which may cause actual results to be materially different from those expressed or implied in such statements. These factors include, but are not limited to: general economic conditions, including the impact of inflation, particularly as it may impact our franchisees directly; our level of indebtedness; compliance with the terms of our securitized debt; our ability to refinance our current indebtedness or obtain additional financing; our dependence on information technology; potential cyber incidents; the implementation of corporate strategies, including restaurant development plans; our dependence on our franchisees; the concentration of our Applebee’s franchised restaurants in a limited number of franchisees; the financial health of our franchisees, including any insolvency or bankruptcy; credit risks from our IHOP franchisees operating under our previous IHOP business model in which we built and equipped IHOP restaurants and then franchised them to franchisees; insufficient insurance coverage to cover potential risks associated with the ownership and operation of restaurants; our franchisees’ and other licensees’ compliance with our quality standards and trademark usage; general risks associated with the restaurant industry; potential harm to our brands’ reputation; risks of food-borne illness or food tampering; possible future impairment charges; trading volatility and fluctuations in the price of our stock; our ability to achieve the financial guidance we provide to investors; successful implementation of our business strategy; the availability of suitable locations for new restaurants; shortages or interruptions in the supply or delivery of products from third parties or availability of utilities; the management and forecasting of appropriate inventory levels; development and implementation of innovative marketing and use of social media; changing health or dietary preference of consumers; changes in U.S. government regulations and trade policies, including the imposition of tariffs and other trade barriers; risks associated with doing business in international markets; the results of litigation and other legal proceedings; third-party claims with respect to intellectual property assets; delivery initiatives and use of third-party delivery vendors; our allocation of human capital and our ability to attract and retain management and other key employees; compliance with federal, state and local governmental regulations; risks associated with our self-insurance; risks of major natural disasters, including earthquake, wildfire, tornado, flood or a man-made disaster, including terrorism, civil unrest or a cyber incident; risks of volatile and adverse weather conditions as a result of climate change; pandemics, epidemics, or other serious incidents; our success with development initiatives outside of our core business; the adequacy of our internal controls over financial reporting and future changes in accounting standards; changes in tax laws; failure to meet investor and stakeholder expectations regarding business responsibility matters; and other factors discussed from time to time in the “Risk Factors” section of this Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and in the Corporation's other filings with the Securities and Exchange Commission, many of which are beyond our control.

Fiscal Year-End

We have a 52/53 week fiscal year ending on the Sunday nearest to December 31 of each year. For convenience, in this Annual Report on Form 10-K, we refer to all fiscal years as ending on December 31 and all interim fiscal quarters as ending on March 31, June 30 and September 30 of the respective fiscal year. There were 52 calendar weeks in our 2024, 2023 and 2022 fiscal years that ended December 29, 2024, December 31, 2023, and January 1, 2023, respectively.

PART I

Item 1.    Business
Dine Brands Global, Inc.®, together with its subsidiaries (referred to as the “Company,” “Dine Brands Global,” “we,” “our” and “us”), owns and franchises the Applebee’s Neighborhood Grill + Bar® (“Applebee’s”) concept in the American full-service restaurant segment within the casual dining category of the restaurant industry, the International House of Pancakes® (“IHOP”) concept in the midscale full-service restaurant segment within the family dining category of the restaurant industry, and the Fuzzy’s Taco Shop® (“Fuzzy’s”) concept in the Mexican limited-service restaurant segment within the fast-casual dining category of the restaurant industry, acquired in December 2022. References herein to Applebee’s®, IHOP® and Fuzzy’s® restaurants are to these three restaurant concepts, whether operated by franchisees, area licensees and their sub-licensees or by us. As of December 31, 2024, the substantial majority of our 3,555 restaurants across all brands were franchised. We believe this highly franchised business model requires less capital investment and general and administrative overhead, generates higher gross profit margins and reduces the volatility of adjusted free cash flow performance, as compared to a business model based on owning a significant number of company-operated restaurants.
We generated revenue during the year ended December 31, 2024 from four reporting segments, comprised as follows:
•Franchise operations - consist of Applebee’s, IHOP and Fuzzy's, generating royalties, advertising fees and other income from 1,567 Applebee’s franchised restaurants, 1,824 IHOP franchised and area licensed restaurants, and 116 Fuzzy's franchised restaurants;
•Rental operations - primarily rental income derived from lease or sublease agreements covering 554 IHOP franchised restaurants and two Applebee’s franchised restaurants;
•Financing operations - primarily interest income from approximately $13 million of receivables for equipment leases and franchise fee notes generally associated with IHOP franchised restaurants developed before 2003 and approximately $14 million of notes receivable from franchisees; and
•Company restaurant operations - primarily retail sales from 47 company-operated Applebee's restaurants we acquired from franchisees in November 2024 and one company-operated Fuzzy's restaurant.
Most of our revenue is derived from domestic sources within these four reporting segments, with approximately 83% of our total revenues for the year ended December 31, 2024 being generated from our two largest franchise operating segments, Applebee's and IHOP. Internationally, our restaurants are in 19 countries and two United States territories at December 31, 2024. Revenue derived from all international operations comprised less than 3% of total consolidated revenue for the year ended December 31, 2024. At December 31, 2024, there were no long-lived assets located outside of the United States.
Our Goal
Our goal is to accelerate profitable growth and create significant value for stockholders and franchisees.
Our Strategic Priorities
Our fundamental approach to restaurant brand building centers on innovation and evolution of our existing brands as well as exploring investments in or acquisitions of new concepts. We intend to leverage our significant scale and our franchise business model to drive robust margins and cash flows. We are actively supporting our brands with focused teams that are accountable at the brand level to drive strong performance. Together with our franchisees, significant investments have been made and will continue to be made in marketing across traditional and digital channels to drive traffic to our restaurants. We are investing in technology to create more ways for customers to access our brands and in growth platforms such as online ordering, off-premise business and delivery. We work alongside our franchisees to develop new restaurants across the globe. We will focus on capital allocation strategies to maximize long-term stockholder return, including cash dividends and repurchases of our common stock, taking into consideration market conditions. Furthermore, we will continue to evaluate the addition of new brands to our restaurant portfolio through acquisitions and other strategic investments.
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
The first restaurant in what became the Applebee’s chain opened in 1980 in Decatur, Georgia. Applebee's International, Inc, (“AII”) became a public company in 1989, then comprised of 100 restaurants. In November 2007, we completed the acquisition of AII, which comprised 1,455 franchised restaurants and 510 company-operated restaurants at the time of the acquisition. We subsequently refranchised all Applebee's company-operated restaurants and were 100% franchised. In December 2018, we acquired 69 Applebee’s restaurants from a franchisee and operated them as company restaurants through October 2022 when we completed the sale of these restaurants to a different franchisee. In November 2024, we acquired 56 Applebee's restaurants from franchisees, of which nine were simultaneously refranchised to a different franchisee. We currently operate 47 Applebee's restaurants as company restaurants.
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
As of December 31, 2024, Applebee's restaurants are 97.1% franchisee owned and operated with 57 franchise groups (30 domestic and 27 international) operating 1,567 Applebee’s franchise restaurants (1,454 domestic and 113 international). We operated 47 Applebee's restaurants acquired from franchisees in November 2024. As of December 31, 2024, Applebee's restaurants were located in 49 states within the United States, two United States territories and 15 countries outside of the United States. The June 2024 issue of Nation's Restaurant News reported that Applebee's was one of the largest restaurant chains in the casual dining segment, in terms of United States system-wide sales during 2023.
IHOP
We franchise restaurants in the midscale full-service restaurant segment within the family dining category of the restaurant industry under the names IHOP and International House of Pancakes. IHOP restaurants feature full table service and high quality, moderately priced food and beverage offerings in an attractive and comfortable family atmosphere. Although the restaurants are best known for their award-winning pancakes and putting an unexpected twist on “all things breakfast, any time of the day,” IHOP is committed to accelerating growth through menu innovation, day-part expansion, off-premise initiatives and development. Focused on meeting the needs of today’s guest, IHOP leverages industry analytics and brand-specific insights to help drive visit frequency and increase average check.
IHOP restaurants are open throughout the day and evening hours. As of December 31, 2024, approximately 663 IHOP restaurants operated 24 hours a day, seven days a week, with approximately 202 additional restaurants operating 24 hours a day for some portion of the week. In comparison, approximately 621 IHOP restaurants operated 24 hours a day, seven days a week, with approximately 200 additional restaurants operating 24 hours a day for some portion of the week as of December 31, 2023.
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

As of December 31, 2024, 263 franchise groups (235 domestic, 28 international) operated 1,824 IHOP franchise and area license restaurants. These restaurants were in 49 states within the United States, in the District of Columbia, in two United States territories and in 14 countries outside of the United States. The June 2024 issue of Nation's Restaurant News reported that IHOP was the largest restaurant chain in the midscale family-style segment in terms of United States system-wide sales during 2023.
Fuzzy's Taco Shop
After our acquisition in December 2022, we began franchising and operating restaurants in the Mexican limited-service restaurant segment within the fast-casual dining category of the restaurant industry under the name, Fuzzy’s Taco Shop. Fuzzy's restaurants feature a number of menu items including Baja-style Mexican food like Baja tacos, chips and queso, guacamole and salsa made in house, and a full bar including margaritas, our "Beeritas" and a selection of cold draft beer, all served in a laid back and inviting setting. Fuzzy’s offers its guests the flexibility of an online ordering platform and loyalty program. As of December 31, 2024, 37 franchise groups operated 116 restaurants in 15 states within the United States and we had one company restaurant in Texas.
See Item 2 - Properties, for the geographic location of all Applebee’s, IHOP, and Fuzzy's restaurants.
Franchising
Franchisee Relationships
We value good relationships with our franchisees and strive to maintain positive working relationships with them. Applebee’s, IHOP and Fuzzy’s franchisees participate in Company-sponsored advisory groups. These groups provide a forum for franchisees to share demonstrated best practices, offer counsel and review successful strategies, while working side-by-side with management of the Applebee's, IHOP and Fuzzy’s brands. Applebee’s sponsors its Franchise Business Council (“FBC”), which consists of eight elected franchisee representatives and three Applebee's representatives. IHOP sponsors its Franchise Leadership Council (“FLC”), an elected and appointed body of up to 14 IHOP franchisees. Fuzzy’s sponsors its Franchise Advisory Council (“FAC”), an elected body of eight Fuzzy’s franchisees plus a Fuzzy’s representative.
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
Prior to the opening of each new Applebee's restaurant, we enter into a separate franchise agreement with the franchisee for that restaurant. Our current standard domestic Applebee's franchise agreement provides for an initial term of 20 years and an option for four successive renewal terms, in five-year increments, for up to an additional 20 years, upon payment of an additional franchise fee. Our current standard domestic Applebee's franchise arrangement calls for a development fee of $10,000 for each Applebee's restaurant that the franchisee contracts to develop and an initial franchisee fee of $35,000 for each restaurant developed (against which the $10,000 development fee will be credited) and a royalty fee equal to 4% of the restaurant's monthly gross sales. Our agreements for most Applebee's restaurants opened before January 1, 2000 provide for a royalty rate of 4%, while the terms, royalty rate and advertising fees under a limited number of franchise agreements and other franchise fees under older development agreements vary from the currently offered arrangements.
Under the Current IHOP Business Model, a potential franchisee that is approved enters into a single-restaurant franchise agreement, a single-restaurant development agreement, or a multi-restaurant development agreement with us and is responsible for the development and financing of one or more new IHOP franchised restaurants. Our current standard domestic IHOP franchise agreement typically provides for an initial term of 20 years and permits one renewal for a term of 10 years, upon payment of a renewal fee of $10,000.
The revenues we receive from a typical domestic franchise development arrangement under the Current IHOP Business Model include (a) a location fee equal to $15,000 for an IHOP restaurant that the franchisee contracts to develop upon execution of a single-restaurant development agreement; (b) a development fee equal to $20,000 for each IHOP restaurant that the franchisee contracts to develop upon execution of a multi-restaurant development agreement; (c) an initial franchise fee equal to (i) $40,000 (against which the $20,000 development fee will be credited) for each restaurant developed under a multi-restaurant development agreement, (ii) $50,000 (against which the $15,000 location fee will be credited) for a restaurant developed under a single-restaurant development agreement or (iii) $50,000 for a restaurant opened pursuant to a single-

restaurant franchise agreement, in each case paid upon execution of the franchise agreement; (d) franchise royalties equal to 4.5% of weekly gross sales; (e) revenue from the sale of our proprietary pancake and waffle dry mixes; and (f) franchise advertising fees.
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
Franchise arrangements for Fuzzy’s restaurants typically consist of a development agreement and a separate franchise agreement for each restaurant opened. Development agreements obligate the developer to build a mutually agreed on number of restaurants in the development area during the term of the development agreement and typically provide that, subject to certain exceptions, we will not own, operate, or grant anyone else the right to operate a Fuzzy’s restaurant in the development area during the term of the development agreement. Our current standard development fee is generally $40,000 per restaurant and is credited towards the initial franchise fee for such restaurant.
Prior to the opening of each new Fuzzy’s restaurant, we will enter into a separate franchise agreement with the franchisee for that restaurant. Our current standard franchise offering provides for an initial term of 10 years and provides, subject to certain conditions, the ability to renew for two additional 10-year terms, upon payment of a renewal fee. Our current standard franchise fees are an initial franchise fee of $40,000 per restaurant, a royalty fee of 5% of weekly gross sales, and a renewal fee of $5,000 per renewal term. We also earn revenue from franchisees from sale of our proprietary products.
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
Advertising Fees
The Applebee's franchise agreements generally require domestic franchisees of Applebee's restaurants to (i) contribute 3.25% of their gross sales to a national advertising fund, which funds the development of national promotions, television and radio commercials, print advertising materials and digital marketing, and (ii) spend at least 0.5% of their gross sales on local marketing and promotional activities. Under the current Applebee's franchise agreements, we have the ability to increase the amount of the required combined contribution to the national advertising fund and the amount required to be spent on local marketing and promotional activities to a maximum of 5% of gross sales. A substantial majority of domestic Applebee’s franchisees have either entered into an amendment to their franchise agreements to increase their contribution to the Applebee's national advertising fund (the “Applebee’s NAF”) or entered into new franchise agreements in connection with renewals setting forth the current advertising contribution requirements. A substantial majority of franchisees who entered into amendments agreed to an incremental temporary increase in the national advertising contribution rate to 4.25% through December 31, 2025, with no requirement that franchisees spend on local marketing during that time.
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

Advertising may be disseminated in various media, including television, radio, print, point of sale, www.ihop.com, mobile app, outdoor banners, billboards, online, digital, social media and other emerging media on a national, regional or local level, though most advertising is national.
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
IHOP Area License Agreements
We have entered into four long-term area license agreements for IHOP restaurants covering the state of Florida and certain counties in the state of Georgia, the province of British Columbia, Canada, the country of Pakistan, and certain countries or islands in the Caribbean, including Aruba, Bonaire and Curacao, Bahamas, Barbados, Guyana, Jamaica, St. Lucia, St. Maarten and Trinidad & Tobago. The area license agreements provide the licensees with the right to develop and franchise new IHOP restaurants in their respective territories and provide for royalties ranging from 1.0% to 5.5% of gross sales, and advertising fees ranging from 0.25% to approximately 2.0% of gross sales. During 2014, the advertising fee contribution provisions of the Florida area license agreement were amended for the period through December 31, 2017 on substantially similar terms as the franchise agreement amendment described above and such amendments were subsequently extended through 2027. We also derive revenues from the sale of proprietary products to these area licensees and, in certain instances, to their sub-franchisees. Revenues from our area licensees are included in franchise operations revenues.
As of December 31, 2024, the area licensee for the state of Florida and certain counties in Georgia operated or sub-franchised a total of 146 IHOP restaurants. The area licensee for the province of British Columbia, Canada operated or sub-franchised a total of eight IHOP restaurants. The area licensee for the country of Pakistan opened its first franchise IHOP restaurant in 2020 and may begin to sub-license restaurants once a required number of franchise restaurants have been opened. The area licensee for the Caribbean also may begin to sub-license restaurants once a required number of franchise restaurants have been opened. The area license for British Columbia expires in 2026; the area license for Pakistan expires in 2047; the area license for the Caribbean expires after the year 2042, with the date of expiration changing depending on the number of qualified restaurant openings and closures by such licensee; and the area license for Florida and Georgia expires after the year 2100, with the date of expiration changing depending on the number of qualified restaurant openings and closures by such licensee.
Other Franchise-related Revenues and Fees
Approximately 89% of franchise segment revenue for the year ended December 31, 2024 consisted of Applebee's, IHOP and Fuzzy's royalties and advertising revenue. Most of the remaining 11% consisted of sales of proprietary products (primarily IHOP pancake and waffle dry mix), initial franchise and renewal fees, and software maintenance and support fees.
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

Domestic and International Franchise Restaurant Development
Each franchisee is responsible for selecting the site for each new restaurant. We may consult with franchisees when they are selecting appropriate sites, and selections made by franchisees are subject to our approval. For domestic restaurants, we also conduct a physical inspection, review any proposed lease or purchase agreement for compliance with our requirements, and may make available to franchisees demographic and other studies for domestic restaurants. We make the design specifications for a typical restaurant available to franchisees, and we retain the right to prohibit or modify the use of any set of plans.
As of December 31, 2024, we had signed commitments from IHOP franchisees to build 285 IHOP restaurants over the next six years, comprised of eight restaurants under single restaurant or non-traditional development agreements, 98 restaurants under domestic multi-restaurant development agreements and 179 restaurants under international development agreements. We also have signed option agreements to build an additional 11 restaurants over the next four years, primarily under domestic multi-restaurant development agreements. As of December 31, 2024, we had signed commitments from Fuzzy's franchisees to build 122 Fuzzy's Taco Shop restaurants over the next eight years. As of December 31, 2024, we had signed commitments from Applebee's franchisees to build approximately nine domestic restaurants and approximately 59 international restaurants over the next six years. Developers’ level of compliance with development obligations varies per year and could change; therefore, the number of signed commitment and/or development agreements in place at any given time may not be a reliable indicator of future restaurant openings.
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
Composition of Franchise Systems
As of December 31, 2024, 30 Applebee’s franchisees owned a total of 1,454 domestic Applebee's restaurants. The number of domestic restaurants held by a single franchisee ranged from one restaurant to 460 restaurants. As of December 31, 2024, 27 franchisees owned a total of 113 international Applebee's restaurants. The number of international restaurants held by a single franchisee ranged from one restaurant to 12 restaurants. Our five largest Applebee’s franchisees owned 56% of the total 1,567 Applebee's franchise restaurants.
As of December 31, 2024, 235 franchisees owned a total of 1,694 domestic IHOP restaurants, including 87 franchisees that each owned one restaurant. The largest single IHOP franchisee owned 263 domestic restaurants. As of December 31, 2024, 28 franchisees owned a total of 130 international IHOP franchise restaurants. The number of international restaurants held by a single franchisee ranged from one restaurant to 20 restaurants. Our five largest IHOP franchisees owned 31% of the total 1,824 IHOP franchise restaurants.
As of December 31, 2024, 37 franchisees owned a total of 116 domestic Fuzzy's Taco Shop restaurants. The largest single Fuzzy's franchisee owned 12 domestic restaurants. Our five largest Fuzzy's franchisees owned 40% of the total 116 Fuzzy's franchise restaurants.
Company Restaurants
In November 2024, we acquired 56 Applebee's restaurants across Georgia, Texas, Arkansas, Illinois, Kentucky, Tennessee, Mississippi and Missouri from franchisees, of which nine in Texas were simultaneously refranchised to a different franchisee. We currently operate the remaining 47 Applebee's restaurants as company restaurants.
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
From time to time, we also may acquire a small number of restaurants from franchisees for a variety of reasons. Historically, we have been able to refranchise these restaurants to new franchisees. When acquired restaurants are not refranchised quickly, we typically operate the acquired restaurants until they can be refranchised. These restaurants may require investments in remodeling and rehabilitation before they can be refranchised. As a result, an acquired restaurant may incur operating losses for some period of time.

Supply Chain
In February 2009, Centralized Supply Chain Services, LLC (“CSCS” or the “Co-op”), an independent cooperative entity, was formed by us and franchisees of Applebee's and IHOP domestic restaurants. CSCS has been appointed as the sole authorized purchasing organization and purchasing agent for goods, equipment and distribution services for Applebee's and IHOP restaurants in the United States. As of December 31, 2024, 100% of Applebee's domestic franchise restaurants and 100% of IHOP domestic franchise restaurants were members of CSCS.
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
Industry Overview and Competition
Applebee's, IHOP and Fuzzy's are among the numerous restaurant chains and independent restaurants competing in the restaurant industry in the United States. The restaurant industry is generally classified into categories and segments based on various factors including price point ranges, the types of food and beverages offered, and the types of service available to customers. These categories include, among others, fast food or quick service restaurants, fast-casual dining, family dining, casual dining and fine dining. These segments include, among others, American full-service, midscale full-service and Mexican limited-service. Casual dining restaurants offer full table service and typically have bars or serve liquor, wine and beer, while family dining restaurants offer full table service, typically do not have bars or serve liquor, and usually offer breakfast in addition to lunch and dinner items. Fast-casual dining restaurants offer limited table service and are an intermediate concept between fast-food and casual dining that combine the quick service of a fast-food joint with an elevated menu of healthier, less processed food options.
Applebee's competes in the casual dining category against national and multi-state restaurant chains such as Buffalo Wild Wings, Olive Garden, Chili's Grill & Bar, Texas Roadhouse and Outback Steakhouse, among others, as well as fast-casual and quick service restaurant chains. In addition, there are many independent restaurants across the country in the casual dining segment. Applebee's is in the American full-service restaurant segment in the restaurant industry. The June 2024 issue of Nation's Restaurant News reported that Applebee's was one of the largest restaurant chains in the casual dining segment, in terms of United States system-wide sales during 2023.
IHOP competes in the family dining category against national and multi-state restaurant chains such as Denny's, Cracker Barrel Old Country Store, Golden Corral, Waffle House and Bob Evans Restaurants. IHOP also faces competition from fast-casual and quick service restaurant chains that serve breakfast. In addition, there are many independent restaurants and diners across the country in the family dining segment. IHOP is in the midscale full-service restaurant segment in the restaurant industry. The June 2024 issue of Nation's Restaurant News reported that IHOP was the largest restaurant chain in the midscale family-style segment in terms of United States system-wide sales during 2023.
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
We consider our trademarks and service marks important to the identification of our company and our restaurants and believe they are of material importance to the conduct of our business. Depending upon the jurisdiction, trademarks and service marks generally are valid as long as they are used and/or registered. We generally intend to renew our trademarks and service marks as they come up for renewal. We own or have rights to all trademarks we believe are material to our restaurant operations. In addition, we have registered various domain names on the Internet that incorporate some of our trademarks and service marks and believe these domain name registrations are an integral part of our identity. From time to time, we may take appropriate legal action to defend and protect the use of our intellectual property.
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
Protection of financial and personal information is a high priority for us, led by our Cybersecurity Department with a committee representing key functional areas. We continue to focus on enhancing our cybersecurity capabilities, educating our team members on cybersecurity importance, and managing our cyber risks. In addition, we participate in annual audits of our financial and human resources systems to verify that measures are in place to protect our employees' personal information. We accept credit cards, third party gift cards, and branded gift cards as payment in our restaurants. We submit our systems to regular audit and review, as required by the Payment Card Industry Data Security Standard (“PCI DSS”), including periodic scanning of our networks to check for vulnerability. To further secure customers' payment data, we worked with our franchisees to deploy and implement encryption and tokenization technologies, ensuring credit card data is not stored in our franchisees' and our restaurants' systems. This includes installation of equipment to improve authentication and to prevent fraud using EMV (Europay, Mastercard, Visa) technology. We and our franchisees are required and responsible for maintaining compliance with PCI DSS, and we regularly communicate and encourage our franchisees to maintain compliance and to manage risk. For further information regarding Information Technology, see Item 1A - Risk Factors, and for information regarding Cybersecurity, see Item 1C - Cybersecurity.
Seasonality
We do not consider our operations to be seasonal to a material degree. We may experience a slight increase in system-wide sales in the first quarter of our fiscal year due to redemptions of gift cards sold during the preceding December holiday season. In terms of average sales over the five-year time period covering 2019 to 2024, excluding the year 2020, 25% of our annual system-wide sales (retail sales reported to us by our franchisees plus sales at our company-operated restaurants) occurred in each of the first, third and fourth quarters of the fiscal year, with 26% occurring in the second quarter (Note: does not add to 100% due to rounding). The 2020 time period was excluded in the five-year average above due to distortions caused by the COVID-19 pandemic in that year. Sales at restaurants owned by franchisees are not attributable to the Company.
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
We are subject to a number of privacy and data protection laws and regulations globally, including, without limitation, the California Consumer Privacy Act, California Privacy Rights Act, and Virginia Consumer Data Protection Act. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been increased attention in privacy and data protection issues. This has the potential to directly impact our business, especially due to new laws and regulations in the United States and internationally that require notifying individuals and government authorities about security breaches involving certain types of personal information.
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
Human Capital
We view our team members as one of the three core strategic pillars of our business - People, Brand, and Growth. We believe that hiring, developing and retaining team members is critical to our operations and that our corporate responsibility begins with our team members. We are focused on a comprehensive approach to valuing diversity across leadership, team members, franchisees and the community.
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
We maintain six Team Member Resource Groups ("TMRGs") as part of our diversity and inclusion efforts that are open to all employees. TMRGs are team member-led, self-directed, voluntary groups, each sponsored by a member of our Executive team. Our TMRGs offer internal networking opportunities, career development, and expand our innovation and problem solving.
We assess our culture and listen to our workforce through periodic team member engagement surveys. Numerous policy changes have been made or been influenced by the feedback we receive from our team members. A recent example of such a change is our hybrid work schedule, which offers increased flexibility for our restaurant support center team members.
As of December 31, 2024, we had 992 employees, of whom 396 were employees of our company restaurants and 596 were corporate employees at our restaurant support centers or in the field. Of our corporate employees, 59% are male and 41% are female, while 54% are white and 46% are people of color. Approximately 84% of our corporate employees are salaried, with 16% paid hourly. Of our company restaurant employees, 44% are male and 56% are female, while 49% are white and 51% are people of color. Nearly 94% of our company restaurant employees are paid on an hourly basis, while certain restaurant and operations management and corporate positions are salaried. At our company restaurants, we employ both full-time and part-time restaurant employees in order to provide the flexibility necessary during peak periods of restaurant operations and meet the individual needs of our employees. Our employees are not presently represented by any collective bargaining agreements and we have not experienced any significant work stoppages. We believe our relations with employees are good. Our franchisees are not our employees as independent business owners and their employees also are not our employees. Therefore, franchisees and their employees are not included in our employee count.
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
Risks Relating to Our Business and Financial Condition
Our business is affected by general economic conditions that are largely out of our control. Our business is dependent to a significant extent on national, regional and local economic conditions, and, to a lesser extent, on global economic conditions, particularly those conditions affecting the demographics of the guests that frequently patronize restaurants. If our customers' disposable income available for discretionary spending is reduced (because of circumstances such as job losses, credit constraints, higher housing costs, inflation, changes to tax regulations, energy costs, interest rates or other costs) or if the perceived wealth of customers decreases (because of circumstances such as inflation, lower residential real estate values, increased foreclosure rates, changes to tax regulations, the imposition of tariffs or other trade barriers, or other economic disruptions), our business could experience a decline in sales and/or customer traffic as potential customers choose lower-cost alternatives (such as quick-service restaurants) or other alternatives to dining out. The inflationary period experienced over recent years, which has been over 20% cumulatively since 2020, and potential future inflationary periods, could negatively impact consumers’ discretionary income and reduce the amount of income previously used for dining outside the home. Additionally, negative trends in the availability of credit and in expenses such as interest rates and the cost of construction materials could affect our and our franchisees' ability to maintain and remodel existing restaurants. Any decreases in customer traffic or average customer check due to these or other reasons could reduce gross sales at our and our franchised restaurants, resulting in lower revenues, royalty payments and other payments from franchisees. This could negatively impact the financial performance of our company-operated restaurants and reduce the profitability of franchised restaurants, potentially impacting the ability of franchisees to make royalty payments owed to us when due and negatively impacting franchisees’ ability to develop new restaurants as may be required in their respective development agreements.
Our franchisees' failure to address cost pressures, including rising costs for commodities, labor, health care and utilities could adversely affect our franchisees and our revenues and results of operations. The success of our franchisees (and our success with company restaurants) depend significantly on the ability to anticipate and react to changes in the price and availability of food (such as the cost and supply of eggs, which may be impacted by avian flu), ingredients, labor, health care, utilities, fuel and other related costs. Our franchisees have experienced and continue to experience inflationary conditions with respect to most or all of these costs during fiscal 2024.
Increases in minimum wage, health care and other benefit costs may have a material adverse effect on our and our franchisees' labor costs. We and our franchisees operate in many states and localities where the minimum wage is significantly higher than the federal minimum wage. The market for labor in the United States is competitive and has resulted in pressure on wages and may continue to do so in the future. Increases in minimum wage and market pressure may also result in increases in the wage rates paid for non-minimum wage positions. Many states and localities are also passing laws regulating employment practices and working conditions which could have a material adverse effect on our and our franchisees’ labor costs in those areas.
Our restaurants' and our franchisees’ restaurants' operating margins are also affected by fluctuations in the price of utilities such as electricity and natural gas, whether as a result of inflation or otherwise, on which the restaurants depend for their energy supply. In addition, interruptions to the availability of gas, electric, water or other utilities, whether due to aging infrastructure, weather conditions, fire, animal damage, trees, digging accidents, geopolitical impacts or other reasons largely out of our control, may adversely affect our operations. Our and our franchisees' inability to anticipate and respond effectively to an adverse change in any of these factors could have a significant adverse effect on our sales and results of operations.
Our level of indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under our debt. As of December 31, 2024, certain of our indirect, wholly-owned subsidiaries had approximately $1.2 billion of long-term debt. In addition, we had approximately $0.4 billion in operating lease, finance lease and other financing obligations as of December 31, 2024. We may incur substantial additional indebtedness in the future. If new debt is added to our current debt levels, the related risks that we now face could increase. Our level of indebtedness and the financial and other restrictive covenants in our indebtedness could have important consequences to our financial health. For example, it could:
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
 We and our franchisees are subject to complaints or litigation from guests alleging illness, injury or other food quality, food safety, health or operational concerns as well as claims related to social issues (e.g., allegations of discrimination), the Americans with Disabilities Act and other premises liability. We, through the operation of our company restaurants, and our franchisees, through the operation of franchised restaurants, are also subject to "dram shop" laws in some states pursuant to which we and our franchisees may be subject to liability in connection with personal injuries or property damages incurred in connection with wrongfully serving alcoholic beverages to an intoxicated person.
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
We cannot predict the risks associated with the implementation and use of artificial intelligence and related technologies. We may, now and in the future, use artificial intelligence, generative artificial intelligence, or related technologies (collectively, “Artificial Intelligence”). However, the implementation and use of Artificial Intelligence technologies could present various risks and uncertainties to our business and there is no assurance that using such technologies will produce the desired results. The risks and uncertainties related to the use of Artificial Intelligence include, but are not limited to, concerns around privacy, security, intellectual property, and ethics, and if the Artificial Intelligence technologies that we use (or create) turn out to be controversial or otherwise flawed, we could face competitive, brand, or reputational harm, legal liability, regulatory action, or other adverse impacts on our business. As the regulatory framework surrounding Artificial Intelligence evolves, it is possible that new laws or regulations will be adopted both within the United States and in non-U.S. jurisdictions, or that existing laws and regulations may be interpreted in ways that could affect the ways in which we use Artificial Intelligence. Since these technologies are rapidly and constantly evolving and extremely complex, we cannot predict all of the business and legal risks that may arise from our use of such technologies, any of which could adversely affect our business, financial condition, and results of operations.
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
Changes in U.S. government regulations and trade policies, including the imposition of tariffs and other trade barriers, could materially impact our business. Changes to U.S. government regulations could impact our business operations, financial condition, and results of operations. Regulatory changes, including without limitation to labor laws, environmental standards, healthcare, and consumer protections, could increase our compliance costs, operational complexities, and potential liabilities. Changes in trade policies, including the imposition of new tariffs or modifications to existing trade agreements, could disrupt our supply chain and increase the cost of imported goods. Changes to immigration laws could result in unknown impacts to the labor market, particularly in industries that rely on immigrant workers, which could lead to increased labor costs and operational disruptions.
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
Any inability or failure to execute on a comprehensive business continuity plan following a major natural disaster such as an earthquake, wildfire, tornado, flood or a man-made disaster, including terrorism, civil unrest or a cyber incident, at or affecting our corporate facilities could materially adversely impact our business. Our corporate systems and processes and corporate support for our restaurant operations are handled primarily at our restaurant support centers. We have disaster recovery procedures and business continuity plans in place to address most events of a crisis nature, including earthquakes, wildfires, tornadoes, floods and other natural or man-made disasters, and back up and off-site locations for recovery of electronic and other forms of data and information. However, if we are unable to fully implement our disaster recovery plans, we may experience delays in recovery of data, inability to perform vital corporate functions, tardiness in required reporting and compliance, failures to adequately support field operations and other breakdowns in normal communication and operating procedures that could have a material adverse effect on our financial condition, results of operation and exposure to administrative and other legal claims.
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
Declines in our financial performance have resulted in and could result in future impairment charges. United States generally accepted accounting principles (“U.S. GAAP”) require annual (or more frequently if events or changes in circumstances warrant) impairment tests of goodwill, intangible assets and other long-lived assets. Generally speaking, if the carrying value of the asset is in excess of the estimated fair value of the asset, the carrying value will be adjusted to fair value through an impairment charge. Fair values of goodwill and intangible assets are primarily estimated using discounted cash flows based on ten-year forecasts of financial results that incorporate assumptions including, among other things, restaurant sales trends, future development plans, restaurant closures, cost of revenues, operating expenses, and an appropriate discount rate. Fair values of long-lived tangible assets are primarily estimated using discounted cash flows over the estimated useful lives of the assets. Significant underachievement of forecasted results or changes in the discount rate assumption could reduce the estimated fair value of these assets below the carrying value, requiring non-cash impairment charges to reduce the carrying value of the asset. In 2020 and 2024, we recognized several significant impairment charges and could incur similar charges in the future. As of December 31, 2024, our total stockholders' deficit was $216.0 million. Any significant impairment write-down of goodwill, intangible assets or long-lived assets in the future could increase the stockholders' deficit. Repurchases of our common stock will also increase the stockholders' deficit. While such a deficit balance does not create an event of default in any of our contractual agreements, the negative perception of such a deficit could have an adverse effect on our stock price and could impair our ability to obtain new financing, or refinance existing indebtedness on commercially reasonable terms or at all.
Failure to meet investor and stakeholder expectations regarding certain business responsibility matters may damage our reputation. There is a focus from certain investors, customers, consumers, employees and other stakeholders, both for and against certain environmental, sustainability, social and corporate governance matters. If our business responsibility practices fail to meet investor, customer, consumer, employee or other stakeholders’ evolving expectations and standards for responsible corporate citizenship in areas including environmental stewardship (such as greenhouse gas emissions), animal health and welfare, Board of Directors and employee diversity, human capital management, corporate governance and transparency, our reputation, brand, appeal to investors and employee retention may be negatively impacted, which could have a material adverse effect on our business or financial condition.
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
Epidemics, disease outbreaks or public health emergencies may disrupt our business, which could materially affect our operations, and business and financial results. As experienced through the recent COVID-19 pandemic, epidemics, disease outbreaks or public health emergencies may impact sales and traffic at our and our franchisees’ restaurants, may make it more difficult to staff restaurants and, in more severe cases, may damage our reputation, cause an inability to obtain supplies, increase commodity costs or continue to cause partial or total closures of impacted restaurants. The extent to which future potential epidemics, disease outbreaks or public health emergencies will impact our business, liquidity, financial condition, and results of operations, will depend on numerous evolving factors that we may not be able to accurately predict or assess, including the duration and scope of the pandemic; the negative impact on the economy; the short and longer-term impacts on the demand for restaurant services and levels of consumer confidence; the ability of us and our franchisees to successfully navigate the impacts; government action, including restrictions on restaurant operations; increased unemployment; and reductions in consumer discretionary spending. Even if a virus or other disease does not spread significantly, the perceived risk of infection or health risk may damage our reputation and adversely affect our business, liquidity, financial condition and results of operations. A future potential epidemic, disease outbreak or public health emergency may also heighten many of the other risks described in this Item 1A - Risk Factors.
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
We are significantly franchised; as a result, we are highly dependent upon our franchisees. Substantially all IHOP, Applebee's and Fuzzy’s restaurants are owned and operated by our franchisees. Our dependence on our franchisees could adversely affect us, our brands, and our business, financial condition and results of operations. Our financial results are significantly contingent upon the performance of our franchised restaurants because we derive a substantial portion of our revenues from royalties that are based on a percentage of gross sales at franchised restaurants. Worsening economic conditions and declining trends in sales, traffic and/or average check could impact the performance of our franchised restaurants, resulting in lower royalty, advertising fund and other payments from franchisees. If declining conditions persist, franchisee profitability and financial health may worsen and franchisees may suffer from financial, personal or other difficulties, including insolvency. Franchisees may also experience financial risks unrelated to the operation of restaurants under our brands, such as a decline in performance of other brands or businesses held by franchisees. Additionally, lenders to our franchisees may be less likely to provide current or prospective franchisees necessary financing on favorable terms, or at all, due to market conditions and our or our franchisees’ operating results. These and other factors could impact franchisees’ ability to make royalty and other payments owed to us when due and franchisees could default on their financial obligations to us. A decrease in franchisee profitability as well as other reasons could also cause franchisees’ failure or inability to meet new restaurant development obligations and other obligations such as maintenance or remodel requirements and rent obligations for certain leases on which we retain contingent liability.
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

Concentration of Applebee's franchised restaurants in a limited number of franchisees subjects us to greater risk. As of December 31, 2024, Applebee's franchisees operated 1,454 Applebee's restaurants in the United States. Of those restaurants, the ten largest Applebee's franchisees owned 1,173 restaurants, representing 81% of all franchised Applebee's restaurants in the United States. The largest Applebee's franchisee owned 460 restaurants, representing 32% of all franchised Applebee's restaurants in the United States. The concentration of franchised restaurants in a limited number of franchisees subjects us to a potentially higher level of risk with respect to such franchisees because their obligations to us, including financial obligations, are greater as compared to those franchisees with fewer restaurants. The risk associated with these franchisees is also greater where franchisees are the sole or dominant franchisee for a particular region of the United States, as is the case for most domestic Applebee's franchised territories. In particular, if any of these franchisees experience financial or other difficulties, the franchisee may default on its obligations under multiple franchise agreements, notes receivable or other agreements, including payments to us and the maintenance and improvement of its restaurants. From time to time, we may work with our franchisees who are experiencing financial difficulties to assess and address their financial health and their ability to satisfy their financial obligations to us. In certain of these situations, we may agree to alternative arrangements with franchisees for the payment of amounts due to us under our franchise and other agreements. We cannot assure you that these arrangements will be successful, nor can we assure you that they will result in us receiving all or any of the amounts due to us under our franchise agreements, notes receivable and other agreements. Any franchisee that owns and operates a significant number of Applebee's restaurants and fails to comply with other obligations under the franchise agreement, such as those relating to the quality and preparation of food and maintenance of restaurants, could cause significant harm to the Applebee's brand and subject us to claims by consumers even if we are not legally liable for the franchisee's actions or failure to act. Development rights for Applebee's restaurants are also concentrated among a limited number of existing franchisees. If any of these existing franchisees experience financial difficulties, future development of Applebee's restaurants may be materially adversely affected.
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
We are subject to credit risk from our IHOP franchisees operating under our Previous IHOP Business Model, and a default by these franchisees may negatively affect our cash flows. Prior to 2003, new IHOP restaurants were generally developed by us, and we were involved in all aspects of the construction and financing of the restaurants. We typically identified and leased or purchased the restaurant sites for new company-developed IHOP restaurants, built and equipped the restaurants and then franchised them to franchisees. In addition, we typically financed as much as 80% of the franchise fee for periods ranging from five to eight years and leased the restaurant and equipment to the franchisee over a 25-year period. Therefore, in addition to franchise fees and royalties, the revenues received from an IHOP franchisee operating under the Previous IHOP Business Model may include, among other things, lease or sublease rents for the restaurant property building, rent under an equipment lease and interest income from the financing arrangements for the unpaid portion of the franchise fee under the franchise notes. If any of these IHOP franchisees were to default on their payment obligations to us, we may be unable to collect the amounts owed under the building property lease/sublease agreement and our notes and equipment contract receivables, as well as outstanding franchise royalties. The additional amounts owed to us by each of these IHOP franchisees subject us to greater credit risk and defaults by IHOP franchisees operating under our Previous IHOP Business Model and may negatively affect our cash flows. Of the 1,694 IHOP domestic franchise and area license restaurants as of December 31, 2024, approximately 554 restaurants have property lease/sublease agreements and/or notes and equipment contract obligations outstanding.
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
•the highly competitive nature of the restaurant and related industries with respect to, among other things: (i) price, service, location, personnel and the type and quality of food; (ii) the trend toward convergence in grocery, deli, retail and restaurant services, as well as the continued expansion of restaurants into the breakfast day-part; (iii) the entry of major market players in non-competing industries into the food services market; and (iv) the decline in the price of groceries which may increase the attractiveness of dining at home versus dining out;
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
The risk of food-borne illness or food tampering cannot be completely eliminated. Any outbreak of food-borne illness or other food-related incidents attributed to Applebee's, IHOP or Fuzzy's restaurants or within the food service industry or any widespread negative publicity regarding the Applebee's, IHOP or Fuzzy's brands or the restaurant industry in general could harm our reputation. Even where such food-related incidents occur solely at restaurants of our competitors or within the industry, our business could be adversely affected by negative publicity about the restaurant industry generally. Our company restaurants and our franchisees may produce or receive through the supply chain sub-standard or non-compliant food or beverage products. In addition, our franchisees’ failure to comply with food quality and preparation requirements may subject us to potential losses, even when we are not legally liable for a franchisee's actions or failure to act. Although we maintain liability insurance, and each franchisee is required to maintain liability insurance pursuant to its franchise agreements, a liability claim could injure the reputation of all Applebee's, IHOP or Fuzzy's restaurants, whether or not it is ultimately successful.
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
We may experience shortages or interruptions in the supply or delivery of food and other products from third parties or in the availability of utilities. Our and our franchised restaurants are dependent on frequent deliveries of fresh produce, food, beverages and other products. Shortages or interruptions in food and beverage supplies may result from a variety of causes, including shortages due to climate change, adverse weather, labor unrest, labor shortages, political unrest, terrorism, pandemics, epidemics, outbreaks of food-borne illness, disruption of operation of production facilities, financial difficulties (including bankruptcy) of our distributors or suppliers or other unforeseen circumstances. For example, the current outbreak of avian flu may impact the cost and availability of obtaining eggs. Such shortages could adversely affect our and our franchisees’ ability to operate our restaurants and, in turn, affect our and our franchisees’ revenue and profits. Additionally, the inability to secure adequate and reliable supplies or distribution of food and beverage products could limit our ability to make changes to our core menus or offer promotional "limited time only" menu items, which may limit our ability to implement our business strategies. Our and our franchisees’ restaurants bear risks associated with the timeliness of deliveries by suppliers and distributors as well as the solvency, reputation, labor relationships, freight rates, prices of raw materials and health and safety standards of each supplier and distributor. Other significant risks associated with our suppliers and distributors include improper handling of food and beverage products and/or the adulteration or contamination of such food and beverage products. Disruptions in our relationships with suppliers and distributors may reduce the payments we receive from our franchisees or our pancake and waffle dry mix distributors or the profits generated by our company-operated restaurants. In addition, interruptions to the availability of gas, electric, water or other utilities may adversely affect the operations of our and our franchised restaurants.
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

Item 1B.    Unresolved Staff Comments.
None.

Item 1C. Cybersecurity.
Risk Management and Strategy
The primary objective of our security program is to prevent, detect and respond to security risks and threats to protect the confidentiality, integrity and availability of our information systems and our sensitive data. Our cybersecurity program approach is risk-based, using continuous threat modeling to help us identify, track and measure our progress to reduce security risk based on three pillars:
•Prevention, through planning and designing solutions to implement security controls. The security functions that support prevention efforts are aligned with security architecture, strategy and risk management activities;
•Detection and response activities, which enable us to discover and respond to cybersecurity events in a timely manner. When a potentially damaging or threatening cybersecurity event is detected, our security operations team, focused on delivering detection and response services, executes the appropriate cybersecurity incident response plan; and
•Governance and compliance, through cross-functional engagement, good operational hygiene and consistent discipline. Ongoing stakeholder collaboration, communications and training within a well-defined policy framework aligned with industry standards is foundational for strong governance and effective compliance. As part of the policy framework, operating procedures are kept up-to-date to reflect the current state of execution and to drive investment and iterative improvements in the highest priority areas of the security program. See Governance below for additional detail.
Our program framework and foundation are based on common security standards and frameworks, including ISO/IEC 27001/2:2022 and NIST Cyber Resiliency Framework and Model, in alignment with PCI DSS, privacy laws and regulatory requirements.
Our information and cybersecurity policy, standards, strategy, roadmap and processes are aligned with industry-recognized security risk management framework and practices, including detailed tasks, plans and initiatives, which are reviewed and updated periodically, and at least annually. Our program also incorporates incident response plans and notification protocols, to assess and manage security incidents and threats, including their materiality.
Our cybersecurity program uses layered security defenses, cyber resiliency and automation capabilities for our security functions and operations. Our cybersecurity roadmap outlines and defines the security initiatives, projects and tasks. Security investments and projects are discussed by the Security Steering Committee (“SSC”).
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
As of the date of this report, we are not aware of any actively exploited security risks from cybersecurity threats, including as a result of any previous cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial condition.
Governance
Our cybersecurity risk management program is informed by legal and regulatory requirements and considerations. Cybersecurity risks are included as an integral part of our broader Enterprise Risk Management (“ERM”) program and reviewed regularly by internal stakeholders comprised of a cross-functional team to assess the risk level and strength of our mitigation strategies. Our cybersecurity risk assessment is performed regularly throughout the year, and may include:
•Regular cybersecurity program, risk and incidents reporting to the Board of Directors;
•Regular cybersecurity risk reporting to the Enterprise Risk Committee, which includes the Company's Chief Executive Officer, Chief Financial Officer, Senior Vice President, Legal, General Counsel & Secretary, Internal Audit, Chief Information Officer and Chief Information Security Officer ("CISO"); and
•Routine Security Steering Committee meetings with members from the Company's cybersecurity, ERM, Information Technology (“IT”), internal audit and legal teams.
Our CISO leads our cybersecurity team and is generally responsible for management of cybersecurity risk and the protection and defense of our networks and systems. Our CISO has 30 years of experience serving in various roles related to cybersecurity and information security. The SSC, chaired by our CISO, is comprised of executive level representatives from our IT, legal, enterprise risk management and internal audit teams and is responsible for oversight, evaluation and coordination of activities related to safeguards, security risk, controls, remediation activities, policy governance and other related security program activities.
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

Item 2.    Properties.
The table below shows the location and ownership type of Applebee's, IHOP, and Fuzzy's restaurants as of December 31, 2024:

	Applebee's (a)		IHOP (a)(b)		Fuzzy's (a)		Total Restaurants
	Franchise	Company	Franchise	Area License	Franchise	Company
United States
Alabama	30	—	15	—	1	—	46
Alaska	1	—	4	—	—	—	5
Arizona	20	—	42	—	1	—	63
Arkansas	5	1	17	—	1	—	24
California	103	—	225	—	—	—	328
Colorado	22	—	36	—	16	—	74
Connecticut	5	—	11	—	—	—	16
Delaware	12	—	8	—	—	—	20
District of Columbia	—	—	2	—	—	—	2
Florida	87	—	—	143	6	—	236
Georgia	24	32	83	3	—	—	142
Hawaii	—	—	7	—	—	—	7
Idaho	12	—	7	—	—	—	19
Illinois	30	2	43	—	—	—	75
Indiana	56	—	27	—	—	—	83
Iowa	25	—	12	—	1	—	38
Kansas	26	—	30	—	6	—	62
Kentucky	24	2	12	—	—	—	38
Louisiana	12	—	29	—	1	—	42
Maine	12	—	5	—	—	—	17
Maryland	17	—	54	—	—	—	71
Massachusetts	24	—	21	—	—	—	45
Michigan	81	—	28	—	—	—	109
Minnesota	45	—	8	—	1	—	54
Mississippi	17	2	13	—	1	—	33
Missouri	41	3	32	—	4	—	80
Montana	7	—	4	—	—	—	11
Nebraska	14	—	7	—	—	—	21
Nevada	11	—	23	—	—	—	34
New Hampshire	13	—	4	—	—	—	17
New Jersey	55	—	49	—	—	—	104
New Mexico	18	—	15	—	—	—	33
New York	94	—	61	—	—	—	155
North Carolina	37	—	52	—	—	—	89
North Dakota	11	—	3	—	—	—	14
Ohio	75	—	39	—	1	—	115
Oklahoma	11	—	35	—	9	—	55
Oregon	17	—	14	—	—	—	31
Pennsylvania	75	—	28	—	—	—	103
Rhode Island	6	—	5	—	—	—	11
South Carolina	26	—	30	—	—	—	56
South Dakota	6	—	2	—	—	—	8
Tennessee	22	5	35	—	—	—	62
Texas	86	—	218	—	66	1	371
Utah	9	—	20	—	—	—	29
Vermont	3	—	—	—	—	—	3
Virginia	46	—	67	—	—	—	113
Washington	40	—	37	—	—	—	77
West Virginia	14	—	10	—	—	—	24
Wisconsin	24	—	18	—	—	—	42
Wyoming	3	—	1	—	1	—	5
Total Domestic	1,454	47	1,548	146	116	1	3,312

	Applebee's (a)		IHOP (a)(b)		Fuzzy's (a)		Total Restaurants
	Franchise	Company	Franchise	Area License	Franchise	Company
International
Bahamas	1	—	1	—	—	—	2
Bahrain	1	—	—	—	—	—	1
Brazil	10	—	—	—	—	—	10
Canada	11	—	22	8	—	—	41
Dominican Republic	3	—	—	—	—	—	3
Ecuador	—	—	7	—	—	—	7
Egypt	—	—	1	—	—	—	1
Guam	1	—	1	—	—	—	2
Guatemala	4	—	—	—	—	—	4
Honduras	1	—	1	—	—	—	2
India	—	—	2	—	—	—	2
Kuwait	7	—	7	—	—	—	14
Mexico	37	—	55	—	—	—	92
Oman	1		—	—	—	—	1
Pakistan	—	—	2	—	—	—	2
Panama	4	—	4	—	—	—	8
Peru	1	—	2	—	—	—	3
Puerto Rico	8	—	8	—	—	—	16
Qatar	8	—	3	—	—	—	11
Saudi Arabia	12	—	3	—	—	—	15
United Arab Emirates	3	—	3	—	—	—	6
Total International	113	—	122	8	—	—	243
Total	1,567	47	1,670	154	116	1	3,555
_________________________________
(a) The properties identified in this table generate revenue in our franchise, rental, financing and company restaurant operating segments.
(b) There are six IHOP restaurants in the U.S. state of Florida and five IHOP restaurants in Canada that have been sub-licensed by the area licensee in Florida and Canada, respectively.
Of the 1,670 IHOP restaurants operated by franchisees, 52 were located on sites owned by us, 502 were located on sites leased by us from third parties and 1,116 were located on sites owned or leased by franchisees. All of the IHOP restaurants operated by area licensees, 1,565 of the franchisee-operated Applebee's restaurants and all the franchisee-operated Fuzzy's restaurants were located on sites owned or leased by the area licensees or the franchisees. We owned one site on which a franchisee-operated Applebee's restaurant was located and one franchisee-operated Applebee's restaurant was located on site leased by us from third parties. The 47 Applebee's restaurants we operated as of December 31, 2024 were located on sites leased by us from third parties.
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
We currently occupy approximately 93,000 square feet for our principal corporate offices and restaurant support center located in Pasadena, California, under a lease expiring in August 2035. We also lease approximately 8,000 square feet of office space in Irving, Texas under a lease expiring in February 2026.

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
Holders
As of February 24, 2025, there were 185 holders of our common stock. This number does not include beneficial owners whose shares are held in street name by brokers and other nominees.
Dividends on Common Stock
Refer to Note 12 - Stockholders' Deficit, of the Notes to the Consolidated Financial Statements for information on dividends declared and paid in the fiscal years ended December 31, 2024, 2023 and 2022.
Issuer Purchases of Equity Securities

Purchases of Equity Securities by the Company
Month Period	Total number of shares(a)	Average price paid per share	Total number of shares purchased as part of publicly announced plan or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
September 30, 2024 – October 27, 2024	421	$31.87	—	$133,266,000
October 28, 2024 – November 24, 2024	401	$35.30	—	$133,266,000
November 25, 2024 – December 29, 2024	2,085	$32.24	—	$133,266,000
Total	2,907	$32.61	—	$133,266,000
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

Stock Performance Graph
The graph below shows a comparison of the cumulative total stockholder return on our common stock with the cumulative total return on the Standard & Poor's 500 Composite Index ("S&P 500") and the Standard & Poor's Composite 1500 Restaurants Index (“Restaurants Index”) over the five-year period ended December 31, 2024. The graph and table assume $100 was invested at the close of trading on the last day of trading in 2019 in our common stock and in each of the market indices, with reinvestment of all dividends. Stockholder returns over the indicated periods should not be considered indicative of future stock prices or stockholder returns.
Comparison of Five-Year Cumulative Total Stockholder Return
Dine Brands Global, Inc., S&P 500 and the Restaurants Index
(Performance Results through December 31, 2024)

$250.00
$225.00
$200.00
$175.00
$150.00
$125.00
$100.00
$75.00
$50.00
$25.00
$0.00
2019
2020
2021
2022
2023
2024
Dine Brands Global, Inc.
S&P 500
Restaurants Index

	2019	2020	2021	2022	2023	2024
Dine Brands Global, Inc.	$100.00	$72.42	$95.16	$83.45	$66.50	$42.71
Standard & Poor's 500	100.00	118.40	152.39	124.79	157.59	197.02
S&P Composite 1500 Restaurants (1)	100.00	119.57	145.93	133.03	153.95	164.08
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
Item 6.    [Reserved]

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
General
The following discussion provides analyses of our results of operations and reasons for material changes for 2024 as compared to 2023 and should be read together with the financial statements included in this Annual Report on Form 10-K. For a detailed discussion of year-to-year comparisons between fiscal 2023 and fiscal 2022, please refer to the applicable portion of “Management's Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 28, 2024, which is hereby incorporated by reference.
The financial tables appearing in Management's Discussion and Analysis present amounts in millions of dollars that are rounded from our consolidated financial statements presented in thousands of dollars. As a result, the tables may not foot or cross foot due to rounding.
The first International House of Pancakes restaurant opened in 1958 in Toluca Lake, California. Shortly thereafter, the Company's predecessor began developing and franchising additional restaurants. The Company was incorporated under the laws of the State of Delaware in 1976 with the name IHOP Corp. In November 2007, the Company completed the acquisition of Applebee's International, Inc., which became a wholly-owned subsidiary of the Company. Effective June 2, 2008, the name of the Company was changed to DineEquity, Inc. and on February 20, 2018, the name of the Company was changed to Dine Brands Global, Inc.® (“Dine Brands Global,” “we” or “our”). Through various subsidiaries (see Exhibit 21, Subsidiaries of Dine Brands Global, Inc.), we own and franchise the Applebee's Neighborhood Grill + Bar® (“Applebee's”) concept in the American full-service restaurant segment within the casual dining category of the restaurant industry and we own and franchise the International House of Pancakes® (“IHOP”) concept in the midscale full-service restaurant segment within the family dining category of the restaurant industry. In December 2022, we acquired the Fuzzy's Taco Shop® (“Fuzzy's”) concept in the Mexican limited-service restaurant segment within the fast-casual dining category of the restaurant industry. References herein to Applebee's®, IHOP® and Fuzzy's Taco Shop® restaurants are to these three restaurant concepts, whether operated by franchisees, by area licensees and their sub-licensees (collectively, "area licensees") or by us.
Domestically, IHOP and Applebee's restaurants are located in 49 states and the District of Columbia, while Fuzzy's restaurants are located in 15 states. Internationally, IHOP restaurants are in two United States territories and 14 countries, while Applebee's restaurants are in two United States territories and 15 countries. With over 3,500 restaurants combined, we believe we are one of the largest full-service restaurant companies in the world. The June 2024 issue of Nation's Restaurant News reported that IHOP was the largest restaurant chain in the midscale family-style segment and Applebee's was one of the largest restaurant chains in the casual dining segment, in terms of United States system-wide sales during 2023.
We have a 52/53 week fiscal year ending on the Sunday nearest to December 31 of each year. For convenience, in this Annual Report on Form 10-K, we refer to all fiscal years as ending on December 31 and all interim fiscal quarters as ending on March 31, June 30 and September 30 of the respective fiscal year. There were 52 calendar weeks in our 2024, 2023, and 2022 fiscal year that ended December 29, 2024, December 31, 2023, and January 1, 2023, respectively.
Executive Summary of 2024 Results
•We reported net income of $64.9 million, or $4.22 per diluted share, in 2024 compared to $97.2 million, or $6.22 per diluted share, in 2023 that was primarily due to lower gross profit;
•Applebee's reported system-wide sales were lower by 5.5% in 2024 driven by a 4.2% decrease in domestic same-restaurant sales and a 2.2% decrease in the number of effective restaurants;
•IHOP's reported system-wide sales were slightly lower by 1.1% in 2024 driven by a 2.0% decrease in domestic same-restaurant sales offset by a 0.9% increase in effective franchise restaurants;
•Fuzzy's reported system-wide sales were lower by 14.7% driven by a 9.3% decrease in domestic same-restaurant sales and a 9.6% decrease in number of effective franchise restaurants;
•The combined system-wide sales of all brands declined to $8.0 billion, a 3.9% decrease compared to 2023;
•We generated cash from operating activities of $108.2 million and adjusted free cash flow (cash provided by operating activities, plus receipts from notes and equipment contract receivables, less additions to property and equipment) of $106.4 million in 2024;
•We returned approximately $43.4 million to our stockholders, comprised of $31.3 million in cash dividends and $12.1 million in the form of stock repurchases;

•We acquired 56 Applebee's restaurants from franchisees and simultaneously refranchised nine to a different franchisee in November 2024 for a $1.8 million gain on sale of disposition of assets; and
•We incurred impairment charges of $7.1 million related to Fuzzy's goodwill in the fourth quarter of 2024.
Overview of 2024 Performance
Key Performance Indicators
In evaluating the performance of each restaurant concept, we consider the key performance indicators to be the system-wide sales percentage change, the percentage change in domestic system-wide same-restaurant sales (“domestic same-restaurant sales”), net franchise restaurant development/reduction and the change in total effective restaurants. Changes in both domestic same-restaurant sales and in the number of Applebee's, IHOP and Fuzzy's restaurants will impact our reported retail sales that drive franchise royalty revenues and, where applicable, rental payments under leases that partially may be based on a percentage of their sales. Net franchise restaurant development/reduction also impacts franchise revenues in the form of initial franchise fees and, in the case of IHOP and Fuzzy's restaurants, sales of proprietary products.
Our key performance indicators for the year ended December 31, 2024 were as follows:

	Applebee's	IHOP	Fuzzy's
Sales percentage decrease in reported system-wide sales - 2024 vs 2023	(5.5)%	(1.1)%	(14.7)%
% Decrease in domestic system-wide same-restaurant sales	(4.2)%	(2.0)%	(9.3)%
Net franchise restaurant (reduction)/addition(1)	(28)	10	(15)
Net (decrease) increase in global effective restaurants(2)	(37)	16	(13)
_________________________________
(1)     Franchise and area license restaurant closings, net of openings during the year ended December 31, 2024.
(2)    Change in the weighted average number of franchise, area license and company-operated restaurants open during the year ended December 31, 2024, compared to the weighted average number of those open during the same period of 2023.
A summary of our financial summary for the years ended December 31, 2024 and 2023 is as follows:

Financial Summary		Favorable (Unfavorable)
	2024		2023
	(In thousands, except per share amounts)
Income before income taxes	$89,543	$(22,160)	$111,703
Income tax provision	(24,653)	(10,126)	(14,527)
Net income	$64,890	$(32,286)	$97,176

Effective tax rate	27.5%	(14.5)%	13.0%
Net income per diluted share	$4.22	$(2.00)	$6.22
Weighted average diluted shares (in millions)	14.9	(0.3)	15.2
The primary reasons for the variances in income before income taxes are summarized as follows:

2024 vs. 2023
(In millions)
Decrease in gross profit:
Franchise operations	$(15.9)
Company restaurant operations	(0.7)
Rental and financing operations	(4.9)
Total gross profit decrease	(21.5)
Increase in closure and impairment charges	(5.6)
Decrease in General & Administrative (“G&A”) expenses	1.4
Change in (gain) loss on disposition of assets	5.5
Increase in interest expense, net	(2.1)
All other	0.1
Decrease in income before income taxes	$(22.2)

The decrease in income before income taxes in fiscal 2024 compared to fiscal 2023 was due to the decrease in gross profit, the increase in closure and impairment charges and higher net interest expense, partially offset by a favorable change in gain/loss on disposition of assets and lower G&A expenses. The decrease in gross profit in fiscal 2024 compared to fiscal 2023 was primarily due to decreases in restaurant system sales and the number of Applebee's and Fuzzy's effective restaurants, partially offset by the increase in the number of IHOP effective restaurants positively impacting franchise operations; and the decrease in rental operations primarily resulting from lease buyouts in the prior year. The increase in closure and impairment charges was primarily related to the impairment charge to Fuzzy's goodwill incurred in the fourth quarter of 2024. The increase in interest expense, net was primarily related to higher-rate securitized notes. The decrease in G&A expenses was primarily attributable to costs related to the stopping of our IHOP Flip'd initiative in the prior year, a decrease in professional services, and a decrease in occupancy costs, partially offset by an increase in depreciation expense and organization restructuring costs. The favorable change in gain/loss on disposition of assets is due to the gains primarily attributable to the refranchising of nine Applebee's restaurants and the sale of one IHOP property in 2024 as compared to the prior year losses primarily related to the disposition of certain IHOP Flip'd assets.
Our 2024 effective tax rate of 27.5% applied to pretax book income was different than the statutory Federal income tax rate of 21% primarily due to state and local taxes and a lower tax deduction related to stock-based compensation. See Note 16 - Income Taxes, of the Notes to the Consolidated Financial Statements included in this report, for reconciliations between our effective rate and the statutory Federal income tax rate.
Domestic Same-Restaurant Sales
Restaurant Data - System-wide Sales and Domestic Same-Restaurant Sales
The following table sets forth for each of the past three years the number of Global Effective Restaurants in the Applebee’s, IHOP and Fuzzy's systems and information regarding the percentage change in sales at those restaurants compared to the same periods in the prior two years. Sales at restaurants that are owned by franchisees and area licensees are not attributable to the Company and, as such, the percentage changes in sales at Effective Restaurants presented below are based on internal sales data. However, we believe that presentation of this information is useful in analyzing our revenues because franchisees and area licensees pay us royalties and advertising fees that are generally based on a percentage of their sales, and, where applicable, rental payments under leases that partially may be based on a percentage of their sales. Management also uses this information to make decisions about future plans for the development of additional restaurants as well as evaluation of current operations.

Applebee's Restaurant Data
	Year Ended December 31,
Global Effective Restaurants:(a)	2024	2023	2022
Franchise	1,616	1,659	1,617
Company	6	—	56
Total	1,622	1,659	1,673
System-wide:(b)
Domestic sales percentage change(c)	(5.5)%	(0.1)%	4.7%
Domestic same-restaurant sales percentage change(d)	(4.2)%	0.6%	5.1%
Franchise:(b)
Domestic sales percentage change(c)(e)	(5.7)%	2.9%	5.3%
Domestic same-restaurant sales percentage change(d)	(4.1)%	0.6%	5.1%
Domestic average weekly unit sales (in thousands)	$52.3	$54.0	$53.7

IHOP Restaurant Data	Year Ended December 31,
Global Effective Restaurants:(a)	2024	2023	2022
Franchise	1,646	1,629	1,597
Area license	155	156	156
Total	1,801	1,785	1,753
System-wide:(b)
Sales percentage change(c)	(1.1)%	6.0%	7.7%
Domestic same-restaurant sales percentage change, including area license restaurants(d)	(2.0)%	3.5%	5.8%
Franchise:(b)
Sales percentage change(c)	(0.9)%	6.1%	7.7%
Domestic same-restaurant sales percentage change(d)	(1.9)%	3.6%	5.7%
Average weekly unit sales (in thousands)	$37.7	$38.5	$37.0
Area License:(b)
IHOP sales percentage change(c)	(2.8)%	4.3%	7.9%

Fuzzy's Restaurant Data
Global Effective Restaurants:(a), (f)
Franchise	122	135	n/a
Company	1	1	n/a
Total	123	136	n/a
System-wide:(b)
Sales percentage change(c)	(14.7)%	(2.4)%	n/a
Domestic same-restaurant sales percentage change(d)	(9.3)%	(4.2)%	n/a
Franchise:(b)
Sales percentage change(c)	(14.4)%	(1.5)%	n/a
Domestic same-restaurant sales percentage change(d)	(9.2)%	(4.2)%	n/a
Domestic average weekly unit sales (in thousands)	$29.1	$30.6	n/a
_________________________________
(a)“Effective Restaurants” are the weighted average number of restaurants open in each fiscal period, adjusted to account for restaurants open for only a portion of the period. Information is presented for all Effective Restaurants in the Applebee’s, IHOP and Fuzzy's systems, which consists of restaurants owned by franchisees and area licensees as well as those owned by the Company. Effective Restaurants do not include units operated as ghost kitchens (small kitchens with no store-front presence, used to fill off-premise orders).
(b)“System-wide sales” are retail sales at Applebee’s and Fuzzy's restaurants operated by franchisees and IHOP restaurants operated by franchisees and area licensees, as reported to the Company, in addition to retail sales at company-operated Applebee's and Fuzzy's restaurants. System-wide sales do not include retail sales of ghost kitchens. Sales at restaurants that are owned by franchisees and area licensees are not attributable to the Company. An increase in franchisees' reported sales will result in a corresponding increase in our royalty revenue, while a decrease in franchisees' reported sales will result in a corresponding decrease in our royalty revenue. Unaudited reported sales for Applebee's and Fuzzy's franchise restaurants, Applebee's and Fuzzy's company-operated restaurants, IHOP franchise restaurants and IHOP area license restaurants for the years ended December 31, 2024, 2023 and 2022 were as follows:

	Year Ended December 31,
Reported retail sales	2024	2023	2022
	(In millions)
Applebee's franchise restaurant sales	$4,242.1	$4,500.1	$4,367.1
Applebee's company-operated restaurants	8.2	—	126.7
IHOP franchise restaurant sales	3,229.1	3,258.3	3,070.0
IHOP area license restaurant sales	296.9	305.3	292.7
Fuzzy's franchise restaurant sales(f)	184.0	214.8	n/a
Fuzzy's company-operated restaurants(f)	1.1	2.1	n/a
Total	$7,961.4	$8,280.6	$7,856.5
(c)“Sales percentage change” reflects, for each category of restaurants, the percentage change in sales in any given fiscal period compared to the prior period for all restaurants in that category.

(d)“Domestic same-restaurant sales percentage change” reflects the percentage change in sales in any given fiscal period, compared to the same weeks in the prior period, for domestic restaurants that have been operated during both periods that are being compared and have been open for at least 18 months. Because of new restaurant openings and restaurant closures, the domestic restaurants open throughout both fiscal periods being compared may be different from period to period.
(e)The franchise sales percentage change for 2024 was impacted by the acquisition of 47 franchise restaurants in November 2024 now reported as company-operated.
(f)The Company acquired Fuzzy's on December 13, 2022; thus, no data is presented for 2022.
Domestic Same-Restaurant Sales Trends
Applebee’s system-wide domestic same-restaurant sales decreased 4.7% for the three months ended December 31, 2024 and decreased 4.2% for the year ended December 31, 2024, as compared to the same respective periods of 2023. The decrease for the three months ended December 31, 2024 was primarily due to a decrease in traffic, offset by an increase in average check. The decrease for the year ended December 31, 2024 was primarily due to a decrease in traffic, offset by an increase in average check resulting from menu price increases by franchisees.
Based on data from Black Box Intelligence, a restaurant sales reporting firm (“Black Box”), Applebee's same-restaurant sales for the three and twelve months ended December 31, 2024 underperformed the casual dining segment of the restaurant industry (excluding Applebee's) as compared with the same respective periods of 2023. The casual dining segment experienced a higher increase in average customer check than Applebee's, contributing to the casual dining segment's stronger comp sales.

Applebee's Off-Premise Sales Data	Three Months Ended December 31,			Twelve Months Ended December 31,
	2024	2023	2022	2024	2023	2022
Off-premise sales (in millions)(1)	$210.0	$215.4	$250.7	$882.5	$944.1	$1,088.7
% sales mix	21.6%	20.8%	23.8%	21.7%	22.0%	25.3%
(1) Primarily to-go, delivery and catering sales.
Applebee's off-premise sales dollars for the three and twelve months ended December 31, 2024 decreased as compared with the same respective periods of 2023, primarily due to our delivery service partners performing below our native channels.

IHOP’s domestic same-restaurant sales decreased 2.8% for the three months ended December 31, 2024 and decreased 2.0% for the year ended December 31, 2024, as compared to the same respective periods of 2023. Most of the decline in both periods was due to a decrease in traffic, offset by an increase in average check. The increase in average check was primarily due to an increase in menu prices, partially offset by the introduction of promotional value deals in the fourth quarter.
Based on data from Black Box, IHOP same-restaurant sales underperformed the family dining segment of the restaurant industry (excluding IHOP) for the three and twelve months ended December 31, 2024, as compared with the same respective periods of 2023. According to Black Box, the family dining segment also experienced increases in same-restaurant sales resulting from an increase in average customer check, partially offset by a decline in customer traffic.

IHOP Off-Premise Sales Data	Three Months Ended December 31,			Twelve Months Ended December 31,
	2024	2023	2022	2024	2023	2022
Off-premise sales (in millions)(1)	$154.3	$155.9	$160.9	$600.5	$616.5	$627.4
% sales mix	20.4%	20.4%	21.7%	20.2%	20.6%	22.0%
(1) Primarily to-go, delivery and catering sales.
IHOP's off-premise sales dollars for the three and twelve months ended December 31, 2024 decreased as compared to the same respective periods of 2023.
Domestic Same-Restaurant Sales - Fuzzy's
Fuzzy's system-wide domestic same-restaurant sales decreased 10.3% for the three months ended December 31, 2024 and decreased 9.3% for the year ended December 31, 2024, as compared to the same respective periods of 2023. The decrease for the three months ended December 31, 2024 was primarily due to a decrease in traffic, and a modest decrease in average check. The decrease for the year ended December 31, 2024 was primarily due to a decrease in traffic, offset by an increase in average check resulting from the successful promotional food and beverage offerings and menu price increases by franchisees.
Based on data from Black Box, Fuzzy's same-restaurant sales underperformed the fast casual segment of the restaurant industry (excluding Fuzzy's) for the three and twelve months ended December 31, 2024, as compared with the same respective periods of 2023. According to Black Box, the fast casual segment also experienced an increase in average customer check, partially offset by a decline in customer traffic.

Fuzzy's Off-Premise Sales Data	Three Months Ended December 31,		Twelve Months Ended December 31,
	2024	2023	2024	2023
Off-premise sales (in millions)(1)	$13.8	$17.4	$69.0	$77.1
% sales mix	36.5%	41.2%	39.0%	39.4%

(1) Primarily to-go, delivery and catering sales.

Fuzzy's off-premise sales dollars and percentage of sales mix for the three and twelve months ended December 31, 2024 decreased as compared to the same respective periods of 2023, primarily due to changing guest behavior.
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
The total number of Applebee's restaurants (domestic and international) open at December 31, 2024 declined 1.7% from the number open at December 31, 2023, as franchisees opened 17 new restaurants but closed 45 restaurants. The total number of IHOP restaurants (domestic and international) open at December 31, 2024 increased 0.6% from the number open at December 31, 2023, as IHOP franchisees and area licensees opened 48 restaurants and closed 38 restaurants, resulting in net development of 10 restaurants. The total number of Fuzzy's restaurants (domestic only) open at December 31, 2024 declined 11.4% from the number open at December 31, 2023, as franchisees opened three new restaurants but closed 18 restaurants.
Internationally, the number of Applebee's and IHOP restaurants increased 8.5% from the number open at December 31, 2023. Franchisees of both brands opened 35 restaurants and closed 16, a net increase of 19 international restaurants. The international development activity is included in the total activity for each brand cited above.

The following tables present Applebee's, IHOP and Fuzzy's net restaurant development activity over the past three years:

	Year Ended December 31,
	2024	2023	2022
Applebee's Restaurant Development Activity

Summary - beginning of period:
Franchise	1,642	1,678	1,611
Company	—	—	69
Total Applebee's restaurants, beginning of period	1,642	1,678	1,680

Domestic	1,536	1,569	1,578
International	106	109	102

Franchise restaurants opened:
Domestic	—	3	4
International	17	7	12
Total franchise restaurants opened	17	10	16
Franchise restaurants permanently closed:
Domestic	(35)	(36)	(13)
International	(10)	(10)	(5)
Total franchise restaurants permanently closed	(45)	(46)	(18)
Net franchise restaurant reduction	(28)	(36)	(2)
Refranchised from company restaurants	9	—	69
Net franchise restaurant (reduction)/addition	(19)	(36)	67
Franchise restaurants acquired by the Company	(56)	—	—
Net franchise restaurant (reductions)/additions	(75)	(36)	67

Summary - end of period:
Franchise	1,567	1,642	1,678
Company restaurants(a)	47	—	—
Total Applebee's restaurants, end of period	1,614	1,642	1,678

Domestic	1,501	1,536	1,569
International	113	106	109
% Decrease in total Applebee's restaurants from prior year	(1.7)%	(2.1)%	(0.1)%

	Year Ended December 31,
	2024	2023	2022
IHOP Restaurant Development Activity

Summary - beginning of period:
Franchise	1,657	1,625	1,595
Area license	157	156	156
Company	—	—	—
Total IHOP restaurants, beginning of period	1,814	1,781	1,751

Domestic	1,696	1,677	1,657
International	118	104	94

Franchise/area license restaurants opened:
Domestic franchise	29	43	34

	Year Ended December 31,
	2024	2023	2022
Domestic area license	1	3	3
International franchise	18	16	14
Total franchise/area license restaurants opened	48	62	51
Franchise/area license restaurants permanently closed:
Domestic franchise	(28)	(25)	(14)
Domestic area license	(4)	(2)	(3)
International franchise	(6)	(2)	(4)
Total franchise/area license restaurants permanently closed	(38)	(29)	(21)
Net franchise/area license restaurant addition	10	33	30

Summary - end of period:
Franchise	1,670	1,657	1,625
Area license	154	157	156
Company	—	—	—
Total IHOP restaurants, end of period	1,824	1,814	1,781

Domestic	1,694	1,696	1,677
International	130	118	104
% Increase in total IHOP restaurants from prior year	0.6%	1.9%	1.7%

Fuzzy's Restaurant Development Activity(b)

Summary - beginning of period:
Franchise	131	134	n/a
Company	1	3	n/a
Total Fuzzy's restaurants, beginning of period	132	137	n/a

Franchise restaurants opened:
Domestic	3	4	n/a
Franchise restaurants permanently closed:
Domestic	(18)	(9)	n/a
Net franchise restaurant reduction	(15)	(5)	n/a
Refranchised from Company restaurants	—	2	n/a
Net franchise restaurant reduction	(15)	(3)	n/a

Summary - end of period:
Franchise	116	131	134
Company	1	1	3
Total Fuzzy's restaurants, end of period	117	132	137

Domestic	117	132	137
International	—	—	—
% Decrease in total Fuzzy's restaurants from prior year	(11.4)%	(3.6)%	n/a
(a)In November 2024, the Company acquired 56 Applebee's restaurants from franchisees and simultaneously refranchised nine to a different franchisee.
(b)The Company acquired Fuzzy's on December 13, 2022, thus no data is presented for 2022.
The restaurant counts and activity presented above include 18 dual-branded international Applebee's and IHOP restaurants as of December 31, 2024, and seven dual-branded international Applebee's and IHOP restaurants as of December 31, 2023, which are separately counted in each of our brands' restaurant counts and activity. Dual-branded restaurants are defined as restaurants that reside in one location and operate two of our concepts under two separate franchise agreements. In addition, the restaurant counts and activity presented above do not include ghost kitchens (small kitchens with no store-front presence, used to fill off-premise orders).
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
Closures of Applebee's, IHOP and Fuzzy's restaurants adversely impact our system-wide retail sales that drive our franchise royalty revenues as well as, in the case of IHOP and Fuzzy's restaurants, sales of each brand's proprietary products. Further, with certain restaurants, we own or lease the underlying property and sublease it to the applicable franchisee. Thus, our rental income also could be adversely affected due to our obligation to make rental or other payments for such properties.
Consolidated Results of Operations - Fiscal 2024, 2023 and 2022
The tables in the following section of this Form 10-K present information from our Consolidated Statements of Comprehensive Income for our 2024, 2023 and 2022 fiscal years. The discussion of year-to-year comparisons between fiscal 2024 and fiscal 2023 can be found below.
For a detailed discussion of year-to-year comparisons between fiscal 2023 and fiscal 2022 as well as between fiscal 2022 and fiscal 2021, please refer to the applicable portion of “Management's Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which is hereby incorporated by reference.
Events Impacting Comparability of Financial Information
Acquisition of Franchise Restaurants and Refranchising of Company-Operated Restaurants
In November 2024, we acquired 56 Applebee's restaurants across Georgia, Texas, Arkansas, Illinois, Kentucky, Tennessee, Mississippi and Missouri from franchisees, of which nine in Texas were simultaneously refranchised to a different franchisee. We operated these remaining 47 restaurants for approximately six weeks in 2024.
While we currently intend to own and operate these restaurants for the near term, we will assess and monitor opportunities to refranchise these restaurants under favorable circumstances. From time to time, we may acquire a small number of restaurants from franchisees for a variety of reasons which is consistent with and should not be considered a change in our business strategy to operate as a highly franchised company.
Impairment of Fuzzy's Goodwill and Tradename
We performed a quantitative test for impairment of Fuzzy's goodwill and indefinite-lived intangible assets in the fourth quarter of 2024. As a result of performing the quantitative test, we recognized an impairment of Fuzzy's goodwill of $7.1 million.
Refer to additional discussion of these impairments under the heading "Financial Review - Impairment of Goodwill and Intangible Assets."
Financial Review

		Favorable (Unfavorable)		Favorable (Unfavorable)
Revenue	2024		2023		2022
	(In millions)
Franchise operations	$686.0	$(20.4)	$706.4	$44.0	$662.4
Company restaurant operations	9.3	7.2	2.1	(124.8)	126.9
Rental operations	115.3	(4.7)	120.0	3.5	116.5
Financing operations	1.8	(0.8)	2.6	(1.0)	3.6
Total revenue	$812.3	$(18.8)	$831.1	$(78.3)	$909.4
% Increase		(2.3)%		(8.6)%
Our 2024 total revenue decreased $18.8 million compared to 2023, primarily due to the decrease in franchise and rental operations revenue, partially offset by an increase in company restaurant operations revenue. The decrease in franchise operations revenue was primarily attributable to the decrease in domestic same-restaurant sales and the decrease in the number of Applebee's and Fuzzy's effective restaurants, partially offset by increases in the number of effective restaurants and proprietary product sales at IHOP. The decrease in rental operations revenue was primarily attributable to prior year lease buyouts and operating lease terminations. Company restaurant operations revenue increased primarily due to the operation of 47 Applebee's restaurants, as discussed above under Events Impacting Comparability of Financial Information.

		Favorable (Unfavorable)		Favorable (Unfavorable)
Gross Profit	2024		2023		2022
	(In millions)
Franchise operations	$346.1	$(15.9)	$362.0	$21.5	$340.5
Company restaurant operations	(0.7)	(0.7)	0.0	(5.1)	5.1
Rental operations	28.4	(4.1)	32.5	4.0	28.5
Financing operations	1.5	(0.7)	2.2	(1.0)	3.2
Total gross profit	$375.3	$(21.4)	$396.7	$19.4	$377.3
% Increase		(5.4)%		5.1%
Our 2024 total gross profit decreased $21.4 million compared to 2023, primarily due to the decreases in franchise and rental operations gross profit resulting from the related revenue decreases cited above. In addition, franchise operations gross profit was partially impacted by the recognition of an advertising fund deficit.

Franchise Operations		Favorable (Unfavorable)		Favorable (Unfavorable)
	2024		2023		2022
	(In millions, except number of restaurants)
Global Effective Franchise Restaurants:(1)
Applebee’s	1,616	(43)	1,659	42	1,617
IHOP	1,801	16	1,785	32	1,753
Fuzzy's	1	—	1	n/a	n/a

Franchise Revenue:
Applebee's	$166.3	$(7.3)	$173.5	$0.3	$173.2
IHOP	217.2	(1.3)	218.5	19.2	199.3
Advertising	290.4	(10.4)	300.8	11.5	289.3
Fuzzy's	12.0	(1.5)	13.6	13.0	0.6
Total franchise revenue	686.0	(20.4)	706.4	44.0	662.4
Franchise Expenses:
Applebee’s	4.4	0.3	4.7	(0.4)	4.3
IHOP	36.3	1.3	37.6	(7.1)	30.5
Advertising	295.3	5.7	301.0	(13.9)	287.1
Fuzzy's	3.9	(2.8)	1.1	(1.1)	0.0
Total franchise expenses	339.9	4.5	344.4	(22.5)	321.9
Franchise Gross Profit:
Applebee’s	161.9	(6.9)	168.8	(0.1)	168.9
IHOP	180.9	—	180.9	12.1	168.8
Advertising	(4.8)	(4.6)	(0.2)	(2.4)	2.2
Fuzzy's	8.1	(4.4)	12.5	11.9	0.6
Total franchise segment profit	$346.1	$(15.9)	$362.0	$21.5	$340.5
Gross profit as % of total revenue	50.5%		51.3%		51.4%
Gross profit as % of franchise fees(2)(3)	88.7%		89.3%		90.7%
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

Our total franchise revenue decreased $20.4 million in 2024 compared to 2023, due to the following changes:
•Advertising revenue decreased $10.4 million compared to 2023, due to the decreases in domestic same-restaurant sales and development activity as noted above.
•Applebee's franchise revenue decreased $7.3 million compared to 2023 primarily due to the unfavorable impact on royalties of a 4.2% decrease in domestic same-restaurant sales and a decrease in the number of effective franchise restaurants, partially offset by an increase in accelerated franchise fee revenue recognition due to restaurant closures.
•Fuzzy's franchise revenue decreased $1.5 million compared to 2023 due to 9.3% decrease in same-restaurant sales and a decrease in the number of effective franchise restaurants, partially offset by an increase in termination fees.
•IHOP franchise revenue decreased $1.3 million, or 0.6%, compared to 2023, primarily due to a 2.0% decrease in domestic franchise same-restaurant sales and a decrease in licensing and virtual brand revenue, partially offset by an increase in proprietary product sales and an increase in the number of effective franchise restaurants.
Our 2024 total franchise expenses decreased $4.5 million compared to 2023 due to changes in the following components:
•Advertising expenses decreased $5.7 million, primarily due to a corresponding decrease in advertising revenue partially offset the recognition of an advertising fund deficit in 2024.
•IHOP franchise expenses decreased $1.3 million compared to 2023, primarily due to a decrease in franchise IT support costs, a decrease in cost of proprietary sales, a decrease in virtual brand expense and a decrease in bad debt expense, partially offset by an increase in franchisor advertising contribution.
•Applebee's franchise expenses decreased $0.3 million compared to 2023 primarily due to a decrease in bad debt expense, partially offset by an increase in franchisor advertising contribution.
•Fuzzy's franchise expenses increased $2.8 million compared to 2023 primarily due to an increase in franchisor advertising contribution and an increase in bad debt expense.
Advertising revenue and expense by brand for fiscal 2024, 2023 and 2022 were as follows:

		Favorable (Unfavorable)		Favorable (Unfavorable)
	2024		2023		2022
	(In millions)
Advertising Revenues
Applebee's	$171.2	$(8.8)	$180.0	$2.6	$177.4
IHOP	115.6	(1.4)	117.0	5.3	111.7
Fuzzy's	3.6	(0.2)	3.8	3.6	0.2
Total advertising revenues	$290.4	$(10.4)	$300.8	$11.5	$289.3

Advertising Expenses
Applebee’s	$176.0	$4.1	$180.1	$(5.5)	$174.6
IHOP	115.6	1.5	117.1	(4.8)	112.3
Fuzzy's	3.7	0.1	3.8	(3.6)	0.2
Total advertising expenses	$295.3	$5.7	$301.0	$(13.9)	$287.1
Applebee's advertising revenue for 2024 decreased 4.9% compared to 2023, primarily due to a decrease of 4.1% in domestic franchise same-restaurant sales and a decrease in the number of effective franchise restaurants (note that advertising contributions to the NAF by company-operated restaurants are not reflected in this financial statement line item), partially offset by a $1.6 million increase due to favorable collectability. The decrease in Applebee's advertising expenses was lower than the decrease in advertising revenue primarily because of the recognition of an advertising fund deficit in 2024. IHOP's advertising revenue for 2024 decreased by 1.2%, compared to 2023, primarily due to the decrease of 2.0% in domestic franchise same-restaurant sales offset by an increase in the number of effective franchise restaurants. The increase in IHOP advertising expenses was greater than the increase in advertising revenue due to a prior year recognition of a deficit in the international advertising fund.
It is our accounting policy to recognize any deficiency in advertising fee revenue compared to advertising expenditure, or recovery of a previously recognized deficiency in advertising fee revenue compared to advertising expenditures, in the fourth quarter of our fiscal year.

Rental Operations		Favorable (Unfavorable)		Favorable (Unfavorable)
	2024		2023		2022
	(In millions)
Rental revenues	$115.3	$(4.7)	$120.0	$3.5	$116.5
Rental expenses	86.9	0.6	87.5	0.5	88.0
Rental operations segment profit	$28.4	$(4.1)	$32.5	$4.0	$28.5
Gross profit as % of revenue(1)	24.6%		27.1%		24.5%
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
Rental operations segment profit for the year ended December 31, 2024 decreased compared to the same period of the prior year primarily due to lease buyouts during the prior year and operating lease terminations.

Company Restaurant and Financing Operations		Favorable (Unfavorable)		Favorable (Unfavorable)
	2024		2023		2022
	(In millions)
Effective Company Restaurants
Applebee's	6	6	—	(56)	56
Average weekly unit sales (in thousands)	$27.5	27.5	$—	(43.6)	$43.6
Fuzzy's(1)	1	—	1	n/a	n/a
Average weekly unit sales (in thousands)(1)	$20.8	(4.9)	$25.7	n/a	n/a

	(In millions)
Company Restaurant Operations
Company restaurant sales(2)	$9.3	$7.2	$2.1	$(124.8)	$126.9
Company restaurant expenses(2)	9.9	(7.8)	2.1	119.6	121.7
Total company restaurants operations	$(0.6)	$(0.6)	$0.0	$(5.2)	$5.2

	(In millions)
Financing Operations
Financing revenues	$1.8	$(0.8)	$2.6	$(1.0)	$3.6
Financing expenses	0.3	0.1	0.4	0.0	0.4
Total financing operations	$1.5	$(0.7)	$2.2	$(1.0)	$3.2
___________________________________________________
(1) The Company acquired Fuzzy's on December 13, 2022, thus no data is presented for 2022.
(2) Company restaurant sales are retail sales at company-operated restaurants. Company restaurant expenses are operating expenses at company-operated restaurants and include food, beverage, labor, benefits, utilities, rent, depreciation and other operating costs.
From time to time, we may acquire restaurants from franchisees that we subsequently refranchise. These restaurants may or may not be operated by us on a temporary basis until refranchised.
As discussed above under “Events Impacting Comparability of Financial Information,” over the past two years we have entered into transactions impacting the company-operated restaurants of both brands. In October 2022, we sold 69 Applebee's restaurants in North Carolina and South Carolina to an Applebee's franchisee. In December 2022, we acquired Fuzzy's Taco Shop including three company-operated restaurants. In April 2023, we refranchised two of the three company-operated Fuzzy's restaurants. In November 2024, we acquired 56 Applebee's restaurants and simultaneously refranchised nine resulting in the operations of the 47 Applebee's company-operated restaurants across Georgia, Arkansas, Illinois, Kentucky, Tennessee,

Mississippi and Missouri. The table above reflects our operation of 47 Applebee's restaurants for six weeks in 2024, the operations of one Fuzzy's restaurant in 2024 and 2023, the operations of two additional Fuzzy's restaurants for four months in 2023, the operations of three Fuzzy's restaurants for two weeks in 2022 and the operations of 69 Applebee's restaurants for approximately ten months in 2022. As a result, comparisons of revenues and expenses between those years are not meaningful and the amount of gross profit and loss generated in any year was not significant.
We held no acquired IHOP restaurants at or during the years ended December 31, 2024, 2023 and 2022.
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
Financing revenues decreased $0.8 million in 2024 compared to 2023. The decrease was primarily attributable to the continued amortization of the IHOP franchise fees and equipment lease portfolios.

General and Administrative Expenses		Favorable (Unfavorable)		Favorable (Unfavorable)
	2024		2023		2022
	(In millions)
G&A expenses	$196.7	$1.4	$198.1	$(7.4)	$190.7
G&A expenses for 2024 decreased 0.7% compared to 2023, primarily due to the stopping of the IHOP Flip'd initiative in the prior year as well as decreases in professional services fees and occupancy costs. This was partially offset by an increase in depreciation expense and organization restructuring costs in 2024.

Closure and Impairment Charges		Favorable (Unfavorable)		Favorable (Unfavorable)
	2024		2023		2022
	(In millions)
Closure charges	$2.2	$(0.6)	$1.6	$0.1	$1.7
Goodwill impairment	7.1	(7.1)	—	—	—
Long-lived asset impairment	0.0	2.0	2.0	(0.6)	1.4
Total	$9.2	$(5.7)	$3.6	$(0.5)	$3.1
Closure Charges
The closure charges of $2.2 million for the year ended December 31, 2024 comprised of $1.5 million for revisions to existing closure reserves, including accretion, for approximately 21 IHOP restaurants closed prior to 2023, and $0.6 million related to the conversion of approximately 20,000 square feet of office space in the Leawood, Kansas restaurant support center to a remote work model in February 2024. The closure charges of $1.6 million for the year ended December 31, 2023 primarily comprised of revisions to existing closure reserves, including accretion, for approximately 40 IHOP restaurants closed prior to 2022.
Impairment Charges
The Company evaluates its goodwill and the indefinite-lived assets for impairment annually in the fourth quarter of each year or on an interim basis if events or changes in circumstances between annual tests indicate a potential impairment. Definite-lived intangible assets and long-lived tangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable based on estimated undiscounted future cash flows.
The Company performed a quantitative assessment of the Fuzzy’s goodwill and tradename as of December 31, 2024, the annual testing date. For additional details regarding the methodology and assumptions utilized refer to Note 6 - Goodwill and Note 7 - Other Intangible Assets of the Notes to the Consolidated Financial Statements for additional information. As a result of the quantitative assessment performed, the Company recognized a goodwill impairment of $7.1 million for the year ended December 31, 2024 was related to Fuzzy's goodwill. The long-lived asset impairment of $2.0 million for the year ended December 31, 2023 was comprised of $1.7 million related to the four IHOP subleased restaurants for which the carrying amount exceeded the undiscounted cash flows, $0.2 million related to the stopping of the IHOP Flip'd initiative, and $0.1 million related to two Fuzzy's company restaurants in Texas that were refranchised in April 2023.

Other Income and Expense Items		Favorable (Unfavorable)		Favorable (Unfavorable)
	2024		2023		2022
	(In millions)
Interest expense, net	$72.1	$(2.1)	$70.0	$(9.3)	$60.7
Amortization of intangible assets	10.8	0.1	10.9	(0.3)	10.6
(Gain) loss on disposition of assets	(3.2)	5.6	2.4	(4.9)	(2.5)
Loss on extinguishment of debt	—	0.0	0.0	(0.2)	(0.2)
Total	$79.7	$3.6	$83.3	$(14.7)	$68.6
Interest expense, net and loss on extinguishment of debt
Interest expense, net, increased $2.1 million in 2024 compared to 2023, primarily due to the higher interest rate on our refinanced securitized notes as well as on our 2022-1 Variable Funding Senior Notes, Class A-1 (the "Credit Facility"), partially offset by the increase in interest income from improved yields. See the “Liquidity and Capital Resources of the Company” section for additional discussion related to borrowings under our Credit Facility.
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
Amortization of Intangible Assets
Amortization of intangible assets primarily relates to franchising rights arising from the November 2007 acquisition of Applebee's, acquired franchise rights arising from the December 2018 acquisition of 69 Applebee's restaurants from a former franchisee, franchising rights arising from the December 2022 acquisition of Fuzzy's, and acquired franchise rights arising from the November 2024 acquisition of 47 Applebee's restaurants from franchisees as discussed under Events Impacting Comparability of Financial Information. See Note 7 - Other Intangible Assets, in the Notes to the Consolidated Financial Statements for additional information.
Loss (Gain) on Disposition of Assets
The gain on disposition of assets for the year ended December 31, 2024 primarily related to the refranchising of nine Applebee's restaurants simultaneously acquired with 47 Applebee's restaurants from a franchisee and the sale of one IHOP property. The loss on disposition of assets for the year ended December 31, 2023 primarily related to the disposition of certain IHOP Flip'd assets.

Income Tax Provision		Favorable (Unfavorable)		Favorable (Unfavorable)
	2024		2023		2022
	(In millions)
Income tax provision	$24.7	$(10.2)	$14.5	$19.2	$33.7
Effective tax rate	27.5%	(14.5)%	13.0%	16.3%	29.3%
The income tax provision will vary from period to period for two primary reasons: a change in pretax book income and a change in the effective tax rate. Changes in our pretax book income between 2024 and 2023 are addressed in the preceding sections of “Consolidated Results of Operations - Fiscal 2024, 2023 and 2022.”
The fiscal year 2024 effective tax rate of 27.5% applied to pretax book income was different than the statutory Federal income tax rate of 21% primarily due to state and local taxes and a lower tax deduction related to stock-based compensation.
The fiscal year 2023 effective tax rate of 13.0% applied to pretax book income was different than the statutory Federal income tax rate of 21% primarily due to the conclusion of a state income tax audit settlement, resulting in an income tax benefit of $15.1 million.

As of each reporting date, we consider new evidence, both positive and negative, that could impact our view with regards to future realization of deferred tax assets. We believe that the future realizability of benefits arising from foreign tax credit carryforwards and certain state net operating loss carryforwards does not meet the more-likely-than-not threshold. In recognition of this risk, there is a valuation allowance of $5.0 million as of December 31, 2024.

Liquidity and Capital Resources of the Company
Our total cash balances, net of revolving credit facility borrowings, at December 31, 2024, 2023 and 2022 were as follows:

	December 31, 2024	December 31, 2023	December 31, 2022
	(In millions)
Cash and cash equivalents	$186.7	$146.0	$269.7
Restricted cash, current	42.4	35.1	38.9
Restricted cash, non-current	19.5	19.5	16.4
Total cash, restricted cash and cash equivalents	248.6	200.6	325.0
Less: Revolving credit facility borrowing	(100.0)	(100.0)	(100.0)
Total cash, restricted cash and cash equivalents, net	$148.6	$100.6	$225.0
At December 31, 2024, we had contractual obligations to repay debt, make payments under operating leases, finance leases and financing obligations, and to purchase certain goods and services. Material cash requirements to satisfy these obligations were as follows:

Obligation	Due in Fiscal 2025	Due Thereafter	Total	Reference(1)
	(in millions)
Long-term debt (principal)	$100.0	$1,094.0	$1,194.0	Note 8 - Long-term Debt
Long-term debt (interest)	71.5	150.9	222.4	Note 8 - Long-term Debt
Operating leases	87.2	387.5	474.7	Note 10 - Leases
Finance leases	7.6	44.8	52.4	Note 10 - Leases
Financing obligations	4.1	29.3	33.4	Note 9 - Financing Obligations
Purchase commitments	94.7	34.6	129.3	Note 11 - Commitments and Contingencies
Total	$365.1	$1,741.1	$2,106.2
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
Long-Term Debt
Key provisions of our long-term debt potentially impacting liquidity are summarized below. See Note 8 - Long-Term Debt, of the Notes to the Consolidated Financial Statements, for additional detail on long-term debt, including the balances outstanding at December 31, 2024 and 2023.
Instruments
Our long-term debt includes two series of fixed rate senior secured notes, the Series 2019-1 4.723% Fixed Rate Senior Secured Notes in an initial aggregate principal amount of $600 million (the “2019 Class A-2-II Notes”) and the Series 2023-1 7.824% Fixed Rate Senior Secured Notes, Class A-2 in an initial aggregate principal amount of $500 million (the “2023 Class A-2 Notes” and, together with the 2019 Class A-2-II Notes, the “Class A-2 Notes”). The Series 2019-1 4.194% Fixed Rate Senior Secured Notes, Class A-2-I (the “Class A-2-I Notes”) were voluntarily repaid in full on April 17, 2023. For a description of the 2019 Class A-2-I Notes, refer to Note 8 - Long-Term Debt of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Our long-term debt also includes a revolving financing facility, the Credit Facility that allows for drawings up to $325 million of variable funding notes on a revolving basis and the issuance of letters of credit.

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
Payment of Principal and Interest
While the Class A-2 Notes are outstanding, payment of principal and interest is required to be made on the Class A-2 Notes on a quarterly basis. The payment of principal on the Class A-2 Notes may be suspended when the leverage ratio for the Company and its subsidiaries is less than or equal to 5.25x. As of December 31, 2024, our leverage ratio was approximately 4.1x. Therefore, quarterly principal payments are not required.
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
Make-whole Premiums
We may voluntarily repay the Class A-2 Notes at any time; however, if repaid prior to certain dates we would be required to pay make-whole premiums. As of December 31, 2024, there was no make-whole premium associated with voluntary prepayment of the 2019 Class A-2-II Notes. As of December 31, 2024, the make-whole premium associated with voluntary prepayment of the 2023 Class A-2 Notes was approximately $28.0 million. We also would be subject to a make-whole premium in the event of a mandatory prepayment required following certain rapid amortization events or certain asset dispositions. The mandatory make-whole premium requirements are considered embedded derivatives that must be bifurcated for separate valuation. We estimated the fair value of these derivatives to be immaterial as of December 31, 2024, based on the probability-weighted discounted cash flows associated with either event.
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

Our DSCR for the reporting period ended December 31, 2024 was approximately 3.4x.
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
In August 2022, the Company borrowed $100 million against the Credit Facility, all of which was outstanding at December 31, 2024. The amount of $0.6 million was pledged against the Credit Facility for outstanding letters of credit, leaving $224.4 million of the Credit Facility available for borrowing at December 31, 2024. It is anticipated that any principal and interest on the Credit Facility outstanding will be repaid in full on or prior to the quarterly payment date in June 2027, subject to two additional one-year extensions at the option of the Company upon the satisfaction of certain conditions. The letters of credit are used primarily to satisfy insurance-related collateral requirements. The weighted average interest rate on Credit Facility borrowings for the period outstanding during the year ended December 31, 2024 was 7.78%.
Cash Flows

In summary, our cash flows for the years ended December 31, 2024 and 2023 were as follows:

	Year Ended December 31,
	2024	2023	Variance
	(In millions)
Net cash provided by operating activities	$108.2	$131.1	$(23.0)
Net cash used in investing activities	(8.5)	(30.1)	21.6
Net cash used in financing activities	(51.7)	(225.4)	173.7
Net increase (decrease) in cash, cash equivalents and restricted cash	$48.0	$(124.4)	$172.4
Operating Activities
Cash provided by operating activities is primarily driven by revenues earned and collected from our franchisees, and profit from our rental operations, financing operations and our company restaurants. Cash provided by operating activities decreased $23.0 million during the year ended December 31, 2024 compared to the same period of the prior year. This decrease was primarily attributable to the decrease in gross segment profit, partially offset by a decrease in G&A expenses as discussed in the preceding sections of this MD&A, as well as a decrease in working capital primarily due to tenant improvement reimbursements received in 2023 offset by timing of rental and other payments impacted by our fiscal year end dates.
Investing Activities
Investing activities used net cash of $8.5 million for the year ended December 31, 2024 compared to using net cash of $30.1 million for the year ended December 31, 2023, a favorable change of $21.6 million. Net cash used in investing activities in the current year included the Company's acquisition of 56 Applebee's restaurants (see Note 19 - Business Acquisition of the Notes to the Consolidated Financial Statements) and the simultaneous refranchising and sale of nine of those Applebee's restaurants (see Note 20 - Refranchising of Company-Operated Restaurants of the Notes to the Consolidated Financial Statements) as well as proceeds from the sale of one IHOP property. In addition, capital expenditures compared to the same period of the prior year decreased $23.1 million and principal receipts from notes and equipment contracts receivables increased $2.9 million. The Company increased spending in information technology and other projects in fiscal year 2023.

The following table represents the timing of principal receipts from the Company's long-term receivables for equipment, real estate leases receivable, and other notes receivable from franchisees as of December 31, 2024:

	Principal Receipts Due By Period
	2025	2026	2027	2028	2029	Thereafter	Total
	(In millions)
Equipment leases(1)	$5.6	$4.2	$2.3	$0.8	$0.4	$—	$13.2
Real estate leases receivable(2)	1.4	1.5	1.6	1.7	1.7	10.4	18.3
Other notes(3)	1.8	1.6	1.5	1.5	1.4	6.2	14.0
Total	$8.8	$7.3	$5.4	$4.0	$3.5	$16.6	$45.5
__________________________________________
(1)Equipment leases receivable extend through the year 2029.
(2)Real estate leases receivable extend through the year 2045.
(3)Other notes receivable extend through the year 2031.
Financing Activities
Financing activities used net cash of $51.7 million for the year ended December 31, 2024. The decrease in cash used by financing activities of $173.7 million was primarily due to the repayment and issuance of long-term debt of $159.8 million including payment of debt issuance costs during the year ended December 31, 2023 and a $14.1 million decrease in repurchases of common stock. There were no repayment or issuance of long-term debt during the year ended December 31, 2024.
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

		Favorable (Unfavorable)
	2024		2023
	(In millions)
Cash flows provided by operating activities	$108.2	$(22.9)	$131.1
Net receipts from notes and equipment receivables	12.3	3.0	9.3
Additions to property and equipment	(14.1)	23.1	(37.2)
Adjusted free cash flow	$106.4	$3.2	$103.3
The increase in adjusted free cash flow in 2024 compared to 2023 was primarily due to the decrease in additions to property and equipment and the decrease in cash provided by operating activities which was discussed in preceding section of this MD&A.
Capital Allocation
Dividends
During the fiscal years ended December 31, 2024, 2023 and 2022, we declared and paid dividends on common stock as shown in Note 12 - Stockholders' Deficit, of the Notes to the Consolidated Financial Statements included in this report. On February 20, 2025, our Board of Directors declared a first quarter 2025 cash dividend of $0.51 per share of common stock, payable on April 4, 2025 to the stockholders of record as of the close of business on March 17, 2025.
Share Repurchases
On February 17, 2022, our Board of Directors authorized a new share repurchase program, effective April 1, 2022, of up to $250 million (the "2022 Repurchase Program"). In connection with the approval of the 2022 Repurchase Program, the 2019 Share Repurchase Program terminated effective April 1, 2022.

A summary of shares repurchased under the 2022 Repurchase Program, during the year ended December 31, 2024 and cumulatively, is as follows:

	Shares	Cost of shares
		(In millions)
2022 Repurchase Program
Repurchased during the year ended December 31, 2024	269,621	$12.0
Cumulative (life-of-program) repurchases	1,865,399	$116.8
Remaining dollar value of shares that may be repurchased	n/a	$133.2
See Note 12 - Stockholders' Deficit, of the Notes to the Consolidated Financial Statements included in this report for shares repurchased in fiscal 2024, 2023 and 2022.
From time to time, we also repurchase shares owned and tendered by employees to satisfy tax withholding obligations on the vesting of restricted stock awards. Shares are deemed purchased at the closing price of our common stock on the vesting date. See Part II, Item 5 - Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities for detail on this stock repurchase activity during the twelve months ended December 31, 2024.
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
In performing a quantitative test for impairment of goodwill, we primarily use the income approach method of valuation that includes the discounted cash flow method and the market approach that includes the guideline public company method to determine the fair value of goodwill and intangible assets. Significant assumptions made by management in estimating fair value under the discounted cash flow model include restaurant sales trends, future development plans, restaurant closures, cost of revenues, operating expenses, and an appropriate discount rate. based on our estimated cost of equity capital and after-tax cost of debt. Significant assumptions used to determine fair value under the guideline public company method include the selection of guideline companies and the valuation multiples applied.
In the process of a quantitative test, if necessary, of the Applebee's and Fuzzy's tradename intangible asset, we primarily use the relief of royalty method under the income approach method of valuation. Significant assumptions used to determine fair value under the relief of royalty method include future trends in sales, a royalty rate, and a discount rate to be applied to the forecast revenue stream.
There is an inherent degree of uncertainty in preparing any forecast of future results. Future trends in system-wide sales are dependent to a significant extent on national, regional and local economic conditions, and, to a lesser extent, on global economic conditions, particularly those conditions affecting the demographics of the guests that frequently patronize our restaurants. There are numerous potential events that could reasonably be expected to negatively affect the forecast of system-wide sales, including a decrease in customers' disposable income available for discretionary spending or a decrease in the perceived wealth of customers, as well as unexpected events such as a global pandemic. As a result, our restaurants could experience a decline in sales and/or customer traffic as potential customers choose lower-cost alternatives (such as quick-service restaurants) or other alternatives to dining out. Any decreases in customer traffic or average customer check due to these or other reasons could reduce gross sales at franchise restaurants, resulting in lower royalty and other payments from franchisees. This could reduce the profitability of franchise restaurants, potentially impacting the ability of franchisees to make royalty payments owed to us when due, which could adversely impact our current cash flow from franchise operations, and negatively impacting franchisees’ ability to develop new restaurants, which could adversely impact our future cash flows from franchise operations. Any decreases in customer traffic or average customer check also could reduce the profitability of our company-operated restaurants. Significant increases in the discount rate also could adversely impact estimated fair values used in quantitative tests for impairment.
During the year ended December 31, 2024, we performed a quantitative test on Fuzzy's goodwill using the approach described above. We concluded it was more likely than not that the fair value of Fuzzy's goodwill did not exceed its respective carrying amount and recorded an impairment charge of $7.1 million during the year ended December 31, 2024.
Long-Lived Assets
On a regular basis, we assess whether events or changes in circumstances have occurred that potentially indicate the carrying value of long-lived tangible assets (primarily assets related to properties and equipment leased or subleased to franchisees, including operating lease right-of-use assets recorded upon adoption of ASC 842) may not be recoverable. We test impairment using historical cash flows and other relevant facts and circumstances as the primary basis for our estimates of future cash flows. Significant factors considered include, but are not limited to, current and forecast sales, current and forecast cash flows, its remaining lease life, and other factors which apply on a case-by-case basis. The analysis is performed at the individual restaurant level for indicators of impairment. Recoverability of the Company's assets is measured by comparing the assets' carrying value to the undiscounted cash flows expected to be generated over the assets' remaining useful life or remaining lease term, whichever is less. This assessment requires the use of estimates and assumptions as to future cash flows of individual restaurants and properties, which are subject to a high degree of judgment and are unique to each property. If assumptions as to future cash flows decrease in the future, we may be required to record impairment charges for these assets. See Note 13 - Closure and Long-lived Tangible Asset Impairment Charges, of the Notes to the Consolidated Financial Statements for additional information on impairments of long-lived tangible assets.
On a regular basis, we assess whether events or changes in circumstances have occurred that potentially indicate the carrying value of intangible assets with finite lives, primarily assets related to Applebee's franchise rights, may not be recoverable. Recoverability of the asset is measured by comparing the assets' carrying value to the discounted future cash flows expected to be generated over the asset's remaining useful life. Significant factors considered include, but are not limited to, current and forecast sales, current and forecast cash flows and a discount rate to be applied to the forecast revenue stream.
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
Accounting Standards Adopted in the Current Fiscal Year
See Note 2 - Basis of Presentation and Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements included in this report for a description of accounting standards we adopted in fiscal 2024.
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
Interest Rate Risk
The significant majority of our long-term debt outstanding at December 31, 2024 was issued at fixed interest rates (see Note 8 - Long-Term Debt, of the Notes to Consolidated Financial Statements). We are only exposed to interest rate risk on borrowings we make under our Credit Facility, borrowings from which are subject to variable interest rates. In August 2022, we borrowed $100 million against the Credit Facility, all of which was outstanding at December 31, 2024. A 1% increase or decrease in interest rates would not have a material impact on any fees associated with the Credit Facility.
We do not engage in speculative transactions nor do we hold or issue financial instruments for trading purposes. We had no material amounts of derivative instruments at December 31, 2024 and did not hold any material amount of derivative instruments during the year ended December 31, 2024.

Investments in instruments earning a fixed rate of interest carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. We currently do not hold any fixed rate investments.
Based on our interest-earning cash, cash equivalents and restricted cash balances as of December 31, 2024, a 1% change in interest rates would change our annual interest income by approximately $2.5 million.
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
The Company and owners of Applebee's and IHOP franchise restaurants are members of CSCS, a Co-op that manages procurement activities for the Applebee's and IHOP restaurants that belong to the Co-op. We believe the larger scale created by combining the supply chain requirements of both brands under one organization can provide cost savings and efficiency in the purchasing function. As of December 31, 2024, 100% of Applebee's domestic franchise restaurants and 100% of IHOP domestic franchise restaurants are members of CSCS. In some instances, IHOP and Applebee's may be required to guarantee their purchase of any remaining inventory of certain food and other items purchased by CSCS for the purpose of supplying limited time promotions on behalf of the Applebee's and IHOP systems as a whole. None of these food product guarantees is a derivative instrument. At December 31, 2024, our outstanding guarantees for food product purchases were $2.8 million.
International Currency Exchange Rate Risk
We have minimal exposure to international currency exchange rate fluctuations. Revenue derived from all international country operations comprised less than 3% of total consolidated revenue for the year ended December 31, 2024, such that a hypothetical concurrent 10% adverse change in the currency of every international country in which our franchisees operate restaurants would have a negative impact of less than 0.3% of our consolidated revenue. We do not hold a material amount of cash and cash equivalents in currencies other than the U.S. Dollar.

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Dine Brands Global, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Dine Brands Global, Inc. and Subsidiaries (the Company) as of December 29, 2024 and December 31, 2023, the related consolidated statements of comprehensive income, stockholders’ deficit and cash flows for each of the three years in the period ended December 29, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 29, 2024 and December 31, 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 29, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 5, 2025 expressed an unqualified opinion thereon.

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

Goodwill and Indefinite Lived Intangible Assets Impairment Assessment
Description of the Matter	At December 29, 2024, the Company’s goodwill and indefinite lived tradename intangible asset balances related to the Fuzzy’s franchised restaurants reporting unit (Fuzzy’s franchise unit) were $7.1 million and $57.2 million, respectively. As discussed in Notes 2, 6 and 7 to the consolidated financial statements, goodwill and tradename are tested for impairment at least annually, and more frequently if the Company believes indicators of impairment exist or at management’s discretion. As a result of identifying impairment indicators, Management performed a quantitative impairment test of the Fuzzy’s franchise unit goodwill and tradename assets as of December 29, 2024. The impairment test concluded that the estimated fair value of the tradename exceeded the carrying value and the carrying value of the reporting unit exceeded the estimated fair value resulting in a goodwill impairment loss of $7.1 million.

Auditing management’s goodwill and tradename impairment tests was especially challenging and complex due to the significant estimation underlying the determination of fair values. In particular, the fair value estimates were sensitive to changes in the significant assumptions used under the income and market approaches utilized to determine the fair value of the Fuzzy’s franchise unit and the relief of royalty method utilized to determine the fair value of tradename. Significant assumptions made by management in estimating fair value of the Fuzzy’s franchise unit under the income and market approaches included future trends in royalty revenue, sales growth rates for royalty revenue and other franchise revenue, and the appropriate discount rate. Significant assumptions used to determine fair value of the tradename under the relief of royalty method included future trends in system-wide sales, system-wide sales growth rate, and royalty rate.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill and tradename impairment tests, including controls over the review of the assumptions used and the accuracy of the underlying data.

Our testing of the Company’s impairment assessment included, among other procedures, evaluating the significant assumptions and data used in estimating fair values. For example, we compared the forecasted future sales growth rates to historical results and industry trends. We also performed sensitivity analyses on the significant assumptions used, agreed historical balances to accounting records, and recalculated management's estimates. Additionally, we involved our valuation specialists to assist with our evaluation of the methodology used and to assess whether assumptions such as discount rates and royalty rates were comparable to observable market data.

Measurement and Valuation of Allowance for Credit Losses
Description of the Matter	As of December 29, 2024, the Company‘s allowance for credit losses was $4.7 million against a gross accounts receivable balance of $155.8 million. As discussed in Notes 2 and 4 to the consolidated financial statements, the Company’s gross receivables primarily consist of franchise-related accounts receivable, gift card receivables, notes receivable, equipment leases receivable, real estate leases receivable, and distributor receivables. The carrying amounts of the receivables, net of the allowance, represent the total amounts expected to be collected over the life of the receivables. Included in the allowance for credit losses are specific reserves against account balances due from franchisees which are deemed to be at risk for collection based on payment delinquency and a reserve for receivables that are not currently deemed at risk that is based on past events, current conditions, and expectations of the future effects of macroeconomic factors.

Auditing the allowance for credit losses was complex due to the judgmental nature and degree of subjectivity involved in evaluating management’s assessment of the collectability of receivables. Estimates of the amounts expected to be collected include assessments of franchisee financial health and creditworthiness.
How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s controls over the allowance for credit losses process, including management’s review and approval of the model used to calculate the estimate and the evaluation of the completeness and accuracy of data inputs, assumptions, and outputs of the model.

Our audit procedures included, among others, validating the completeness of the identified at-risk receivables based on payment delinquency. We tested the completeness and accuracy of the underlying inputs considered in management’s model. We evaluated the reasonableness of the overall allowance estimate, inclusive of the assumptions, and performed sensitivity analyses on the significant assumptions used. We also reviewed subsequent events and transactions and considered whether they corroborated or contradicted the Company’s estimate conclusion.

/s/ ERNST & YOUNG LLP

We have served as the Company’s auditor since 2004.

Los Angeles, California
March 5, 2025

Dine Brands Global, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share amounts)

	December 31,
Assets	2024	2023
Current assets:
Cash and cash equivalents	$186,650	$146,034
Receivables, net of allowance of $3,383 (2024) and $4,462 (2023)	115,218	127,937
Restricted cash	42,448	35,058
Prepaid gift card costs	28,552	29,545
Prepaid income taxes	1,446	3,445
Other current assets	11,685	15,759
Total current assets	385,999	357,778
Other intangible assets, net	575,654	586,033
Operating lease right-of-use assets	323,468	275,214
Goodwill	248,622	254,062
Property and equipment, net	156,134	161,891
Long-term receivables, net of allowance of $1,354 (2024) and $5,002 (2023)	35,873	35,602
Deferred rent receivable	24,804	33,326
Non-current restricted cash	19,500	19,500
Other non-current assets, net	20,530	16,881
Total assets	$1,790,584	$1,740,287

Liabilities and Stockholders' Deficit
Current liabilities:
Current maturities of long-term debt	$100,000	$100,000
Accounts payable	37,718	36,193
Gift card liability	177,584	175,640
Current maturities of operating lease obligations	65,336	63,498
Current maturities of finance lease and financing obligations	6,387	7,243
Accrued employee compensation and benefits	16,674	23,211
Accrued advertising expenses	4,735	9,446
Dividends payable	7,790	7,827
Other accrued expenses	29,081	37,394
Total current liabilities	445,305	460,452
Long-term debt, net, less current maturities	1,086,551	1,084,502
Operating lease obligations, less current maturities	310,476	269,097
Finance lease obligations, less current maturities	34,286	34,389
Financing obligations, less current maturities	23,251	26,984
Deferred income taxes, net	54,572	60,829
Deferred franchise revenue, long-term	36,700	38,658
Other non-current liabilities	15,462	16,350
Total liabilities	2,006,603	1,991,261
Commitments and contingencies
Stockholders' deficit:
Preferred stock, $1 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; shares: 40,000,000 authorized; 2024 -24,756,637 issued, 15,273,210 outstanding; 2023 - 24,870,529 issued, 15,344,768 outstanding	248	249
Additional paid-in-capital	254,814	256,542
Retained earnings	183,614	150,008
Accumulated other comprehensive loss	(76)	(64)
Treasury stock, at cost; shares: 2024 - 9,483,427; 2023 - 9,525,761	(654,619)	(657,709)
Total stockholders' deficit	(216,019)	(250,974)
Total liabilities and stockholders' deficit	$1,790,584	$1,740,287

See the accompanying notes to the consolidated financial statements.

Dine Brands Global, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenues:
Franchise revenues:
Royalties, franchise fees and other	$395,524	$405,569	$373,110
Advertising revenues	290,436	300,796	289,328
Total franchise revenues	685,960	706,365	662,438
Company restaurant sales	9,262	2,128	126,869
Rental revenues	115,286	119,970	116,491
Financing revenues	1,798	2,605	3,604
Total revenues	812,306	831,068	909,402
Cost of revenues:
Franchise expenses:
Advertising expenses	295,263	300,962	287,063
Bad debt expense	701	2,659	261
Other franchise expenses	43,892	40,782	34,584
Total franchise expenses	339,856	344,403	321,908
Company restaurant expenses	9,920	2,136	121,722
Rental expenses:
Interest expense from finance leases	2,904	2,771	2,962
Other rental expenses	84,008	84,705	85,033
Total rental expenses	86,912	87,476	87,995
Financing expenses	309	369	419
Total cost of revenues	436,997	434,384	532,044
Gross profit	375,309	396,684	377,358
General and administrative expenses	196,702	198,057	190,746
Interest expense, net	72,142	70,047	60,952
Closure and impairment charges	9,240	3,594	3,062
Amortization of intangible assets	10,832	10,923	10,559
Loss (gain) on extinguishment of debt	—	10	(210)
(Gain) loss on disposition of assets	(3,150)	2,350	(2,536)
Income before income taxes	89,543	111,703	114,785
Income tax provision	(24,653)	(14,527)	(33,674)
Net income	64,890	97,176	81,111
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(12)	1	(6)
Total comprehensive income	$64,878	$97,177	$81,105
Net income available to common stockholders:
Net income	$64,890	$97,176	$81,111
Less: Net income allocated to unvested participating restricted stock	(1,915)	(2,317)	(2,174)
Net income available to common stockholders	$62,975	$94,859	$78,937
Net income available to common stockholders per share:
Basic	$4.22	$6.23	$4.97
Diluted	$4.22	$6.22	$4.96
Weighted average shares outstanding:
Basic	14,931	15,233	15,873
Diluted	14,931	15,242	15,901

See the accompanying notes to the consolidated financial statements.

Dine Brands Global, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Deficit
(In thousands except share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
	Shares Outstanding	Amount				Shares	Cost	Total
Balance at December 31, 2021	17,163,946	$250	$256,189	$35,415	$(59)	7,828,329	$(534,602)	$(242,807)
Net income	—	—	—	81,111	—	—	—	81,111
Other comprehensive loss	—	—	—	—	(6)	—	—	(6)
Purchase of Company common stock	(1,737,697)	—	—	—	—	1,737,697	(120,163)	(120,163)
Reissuance of treasury stock	205,293	—	(9,378)	—	—	(205,293)	9,619	241
Net issuance of shares for stock plans	6,886	—	—	—	—	—	—	—
Repurchase of restricted shares for taxes	(39,189)	—	(2,867)	—	—	—	—	(2,867)
Stock-based compensation	—	—	16,131	—	—	—	—	16,131
Dividends on common stock	—	—	219	(31,988)	—	—	—	(31,769)
Tax payments for share settlement of restricted stock units	—	—	(955)	—	—	—	—	(955)
Balance at December 31, 2022	15,599,239	250	259,339	84,538	(65)	9,360,733	(645,146)	(301,084)
Net income	—	—	—	97,176	—	—	—	97,176
Other comprehensive income	—	—	—	—	1	—	—	1
Purchase of Company common stock	(446,189)	—	(113)	—	—	446,189	(26,017)	(26,130)
Reissuance of treasury stock	281,161	(1)	(9,641)	—	—	(281,161)	13,454	3,812
Net issuance of shares for stock plans	(28,069)	—	—	—	—	—	—	—
Repurchase of restricted shares for taxes	(61,374)	—	(4,355)	—	—	—	—	(4,355)
Stock-based compensation	—	—	11,990	—	—	—	—	11,990
Dividends on common stock	—	—	181	(31,706)	—	—	—	(31,525)
Tax payments for share settlement of restricted stock units	—	—	(859)	—	—	—	—	(859)
Balance at December 31, 2023	15,344,768	249	256,542	150,008	(64)	9,525,761	(657,709)	(250,974)
Net income	—	—	—	64,890	—	—	—	64,890
Other comprehensive loss	—	—	—	—	(12)	—	—	(12)
Purchase of Company common stock	(269,621)	—	—	—	—	269,621	(12,000)	(12,000)
Reissuance of treasury stock	311,955	(1)	(15,155)	—	—	(311,955)	15,090	(66)
Net issuance of shares for stock plans	(56,246)	—	—	—	—	—	—	—
Repurchase of restricted shares for taxes	(57,646)	—	(2,667)	—	—	—	—	(2,667)
Stock-based compensation	—	—	15,978	—	—	—	—	15,978
Dividends on common stock	—	—	146	(31,284)	—	—	—	(31,138)
Tax payments for share settlement of restricted stock units	—	—	(30)	—	—	—	—	(30)
Balance at December 31, 2024	15,273,210	$248	$254,814	$183,614	$(76)	9,483,427	$(654,619)	$(216,019)

See the accompanying notes to the consolidated financial statements.

Dine Brands Global, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net income	$64,890	$97,176	$81,111
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	39,153	35,630	37,952
Non-cash stock-based compensation expense	15,978	11,990	16,131
Non-cash closure and impairment charges	9,240	3,594	2,927
Non-cash interest expense	3,290	3,505	3,226
Deferred income taxes	(6,520)	(13,822)	(1,071)
Deferred revenue	(6,278)	(4,224)	(4,474)
Loss (gain) on extinguishment of debt	—	10	(210)
(Gain) loss on disposition of assets	(3,150)	2,359	(2,536)
Other	(4,204)	(3,552)	(5,160)
Changes in operating assets and liabilities:
Accounts receivable, net	(671)	1,913	(2,574)
Deferred rent receivable	8,522	9,003	7,928
Income tax receivables and payables	667	1,160	8,326
Operating lease assets and liabilities	(12,530)	7,256	(11,823)
Gift card receivables and payables	(678)	5,095	2,783
Other current assets	7,618	1,911	(12,706)
Accounts payable	1,032	(16,027)	(3,665)
Accrued employee compensation and benefits	(6,368)	(1,748)	(16,264)
Accrued advertising expenses	(1,441)	(14,711)	(10,020)
Other current liabilities	(390)	4,622	(545)
Cash flows provided by operating activities	108,160	131,140	89,336
Cash flows from investing activities
Principal receipts from notes, equipment contracts and other long-term receivables	12,264	9,319	17,057
Additions to property and equipment	(14,069)	(37,172)	(35,318)
Proceeds from sale of property and equipment	3,021	10	17,028
Additions to long-term receivables	(718)	(1,069)	(1,069)
Acquisition of business, net of cash acquired	(8,452)	(101)	(78,264)
Other	(497)	(1,084)	(338)
Cash flows used in investing activities	(8,451)	(30,097)	(80,904)
Cash flows from financing activities
Proceeds from issuance of long-term debt, including revolving line of credit	—	530,000	100,000
Repayment of long-term debt	—	(651,713)	(38,768)
Borrowings from revolving credit facility
Repayments of revolving credit facility	—	(30,000)	—
Payment of debt issuance costs	—	(8,044)	(6,289)
Dividends paid on common stock	(31,302)	(31,715)	(30,765)
Repurchase of common stock	(12,066)	(26,130)	(120,452)
Principal payments of finance lease and financing obligations	(5,638)	(6,431)	(8,946)
Proceeds from stock options exercised	—	3,812	241
Repurchase of restricted stock for tax payments upon vesting	(2,667)	(4,355)	(2,867)
Tax payments for share settlement of restricted stock units	(30)	(859)	(955)
Cash flows used in financing activities	(51,703)	(225,435)	(108,801)
Net change in cash, cash equivalents and restricted cash	48,006	(124,392)	(100,369)
Cash, cash equivalents and restricted cash at beginning of year	200,592	324,984	425,353
Cash, cash equivalents and restricted cash at end of year	$248,598	$200,592	$324,984
Supplemental disclosures
Interest paid	$79,231	$73,976	$64,599
Income taxes paid	$38,332	$28,409	$28,085
Non-cash conversion of accounts receivable to notes receivable	$3,254	$1,367	$84
Non-cash balance sheet gross-up of receivables and other accrued expenses	$11,000	$(11,000)	$—
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
As of December 31, 2024, there were 1,824 IHOP restaurants, of which 1,670 were subject to franchise agreements and 154 were subject to area license agreements. These IHOP restaurants were located in 49 states of the United States, the District of Columbia, two United States territories and 14 countries outside the United States. As of December 31, 2024, there were 1,614 Applebee's® restaurants, of which 1,567 were subject to franchise agreements and 47 were company-operated. These Applebee's restaurants were located in 49 states of the United States, two United States territories and 15 countries outside the United States. As of December 31, 2024, the Company had 117 Fuzzy restaurants in 15 states of the United States, of which 116 were subject to franchise agreements and one was company-operated.
References herein to Applebee's, IHOP and Fuzzy's restaurants are to these restaurant concepts, whether operated by franchisees, area licensees or the Company. Retail sales at restaurants that are owned by franchisees and area licensees are not attributable to the Company.
2. Basis of Presentation and Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of Dine Brands Global, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in the Consolidated Financial Statements and associated notes may not foot due to rounding.
Fiscal Periods
The Company has a 52/53 week fiscal year that ends on the Sunday nearest to December 31 of each year. In a 52-week fiscal year, each fiscal quarter contains 13 weeks, comprised of two, four-week fiscal months followed by a five-week fiscal month. In a 53-week fiscal year, the last month of the fourth fiscal quarter contains six weeks. For convenience, the Company refers to its fiscal years as ending on December 31 and its fiscal quarters as ending on March 31, June 30 and September 30. There were 52 calendar weeks in our 2024, 2023, and 2022 fiscal year that ended December 29, 2024, December 31, 2023, and January 1, 2023, respectively.
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
Accounts receivable are derived from revenues earned from franchisees and area licensees located primarily in the United States. Financing receivables arise from the financing of restaurant equipment, real estate leases or franchise fees with the Company by IHOP franchisees. The Company is subject to a concentration of credit risk with respect to receivables from franchisees that own a large number of Applebee's, IHOP or Fuzzy's restaurants. As of December 31, 2024, two franchisees (one Applebee's franchisee and one franchisee with cross-brand ownership) operated a combined total of 790 Applebee's and IHOP restaurants in the United States, which comprised 23.9% of the total Applebee's, IHOP and Fuzzy's franchise and area license restaurants in the United States. Revenues from these two franchisees represented 22.2%, 21.1%, and 18.8% of total consolidated revenue for the years ended December 31, 2024, 2023 and 2022, respectively. One franchisee represented 14.4%, 13.9%, and 12.5% of total consolidated revenue for the years ended December 31, 2024, 2023 and 2022, respectively. Receivables from these franchisees totaled $20.1 million and $19.7 million at December 31, 2024 and 2023, respectively.
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

	December 31,
	2024	2023
	(In millions)
Money market funds	$35.0	$42.0
IHOP advertising funds and gift card programs	73.1	82.8
Other depository accounts	78.6	21.2
Total cash and cash equivalents	$186.7	$146.0
Restricted Cash
Current
Current restricted cash primarily consisted of funds required to be held in trust in connection with the Company's securitized debt and funds from Applebee's and Fuzzy's franchisees pursuant to franchise agreements, usage of which was restricted to advertising activities. The components of current restricted cash were as follows:

	December 31,
	2024	2023
	(In millions)
Securitized debt reserves	$40.0	$31.2
Applebee's advertising funds	1.6	2.0
Other	0.8	1.9
Total current restricted cash	$42.4	$35.1
Non-current
Non-current restricted cash of $19.5 million at December 31, 2024 and 2023, represents interest reserves set aside for the duration of the securitized debt. The required reserve is approximately one quarter's interest payment on the Company's securitized debt.
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
Goodwill and Intangible Assets
Goodwill is recorded when the aggregate purchase price of an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Intangible assets resulting from an acquisition are accounted for using the purchase method of accounting and are estimated by management based on the fair value of the assets received. The Company's identifiable intangible assets are comprised primarily of the Applebee's tradename, Applebee's franchising rights, Fuzzy's tradename and Fuzzy's franchising rights. Identifiable intangible assets with finite lives are amortized over the estimated useful lives using the straight-line method. Goodwill and intangible assets considered to have an indefinite life (primarily tradenames) are not subject to amortization. The determination of indefinite life is subject to reassessment if changes in facts and circumstances indicate the period of benefit has become finite.
Goodwill has been allocated to two reporting segments. The significant majority of the Company's goodwill resulted from the November 29, 2007 acquisition of Applebee's and was allocated between the franchise operations segment (“franchise segment”) and company restaurants operations segment (“company restaurants segment”). Smaller amounts of goodwill arising from other business combinations has been allocated to the franchise segment. In November 2024, the Company acquired 47 Applebee's restaurants and the goodwill arising from the acquisition have been allocated to the company restaurants segment. See Note 6 - Goodwill and Note 19 - Business Acquisition, of the Notes to the Consolidated Financial Statements for additional information.
The Company evaluates the majority of its goodwill for impairment as of October 31 and the remaining as of December 31 of each year. In addition to the annual evaluation for impairment, goodwill and indefinite-lived intangible assets are evaluated more frequently if the Company believes indicators of impairment exist.
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

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)
In performing the quantitative test for impairment of goodwill, the Company primarily uses the income approach method of valuation that includes the discounted cash flow method and the market approach that includes the guideline public company method. Significant assumptions used to determine fair value under the discounted cash flow method include expected restaurant sales trends, future development plans, restaurant closures, cost of revenues, operating expenses, and an appropriate discount rate based on the Company's estimated cost of equity capital and after-tax cost of debt. Significant assumptions used to determine fair value under the guideline public company method include the selection of guideline companies and the valuation multiples applied. The Company measures impairment as the excess of a reporting unit's carrying amount over its fair value as determined by the quantitative test described above.
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
The transaction price in a standard franchise arrangement for the brands primarily consists of (a) initial franchise/development fees; (b) continuing franchise fees (royalties); and (c) advertising fees. Since the Company considers the licensing of the franchising right to be a single performance obligation, no allocation of the transaction price is required. Additionally, domestic franchise agreements require franchisees to purchase proprietary products, if applicable, from the Company.
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
•Revenue from the sales of proprietary products (primarily pancake and waffle dry mix) is recognized in the period in which distributors ship the franchisee's order; recognition of revenue results in accounts receivable on the balance sheet.
In determining the amount and timing of revenue from contracts with customers, the Company exercises judgment with respect to collectability of the amount; however, the timing of recognition does not require significant judgment as it is based on either the franchise term, the month of sale as reported by the franchisee or the date of product shipment, none of which require estimation.
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
Gift Card
The Company administers gift card programs for each restaurant concept. The Company records a liability in the period in which a gift card is sold and recognizes costs associated with its administration of the gift card programs as prepaid assets when the costs are incurred. The liability and prepaid asset recorded on the Company's books are relieved when gift cards are redeemed. If redemption occurs at a franchisee-operated restaurant, the gift card proceeds, net of costs, is remitted to the franchisee. The Company recognizes gift card breakage revenue only from gift cards redeemed at company-operated restaurants. Breakage revenue for gift cards estimated to be unredeemable at company-operated restaurants for the years ended December 31, 2024, 2023 and 2022 were $5.6 thousand, zero and $0.3 million, respectively.
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
Leases
The Company accounts for its leasing activities in accordance with accounting guidance for leases, as codified in ASC 842. In adopting ASC 842, the Company utilized expedients that allowed it to retain the classification, as either an operating lease or a finance lease, that was previously determined under prior accounting guidance for leases. The Company reassesses this classification upon renewal, extension or the modification of an existing lease agreement. The Company determines the appropriate classification upon entering into a new contract determined to contain a lease.

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)
Operating lease assets and liabilities are recognized at the lease commencement date, or were recognized upon adoption of ASC 842. Operating lease liabilities represent the present value of lease payments not yet paid. Operating lease assets represent the Company's right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives and impairment of operating lease assets. In the case of operating leases acquired in a business combination, the operating lease assets are adjusted for any favorable or unfavorable lease terms.
The Company's lease agreements generally do not provide information to determine the implicit interest rate in the agreements. This requires the Company to estimate an incremental borrowing rate to be used in calculating operating lease liabilities as of the commencement or modification date. The Company estimates the incremental borrowing rate primarily by reference to (i) yield rates on debt issuances by companies of a similar credit rating as the Company; (ii) U.S. Treasury rates as of the adoption or commencement date; and (iii) adjustments for differences between these rates and the lease term.
The cost of an operating lease is recognized over the lease term on a straight-line basis. The lease term commences on the date the Company has the right to control the use of the leased property. Certain leases may contain provisions for rent holidays and fixed-step escalations in payments over the base lease term, as well as renewal periods. The effects of the holidays and fixed-step escalations are reflected in rent expense on a straight-line basis over the expected lease term. Differences between amounts paid and amounts expensed are recorded as a component of the right of use assets. Certain leases may include rent escalations based on inflation indexes and fair market value adjustments. Certain leases may contain contingent rental provisions that include a fixed base rent plus an additional percentage of the restaurant’s sales. Subsequent escalations subject to such an index and contingent rental payments are recognized as variable lease expense.
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
Advertising expense included in company restaurant operations for the years ended December 31, 2024, 2023 and 2022 was $0.4 million, $0.1 million and $5.6 million, respectively.
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
The Company believes the fair value of the Credit Facility approximates carrying value as it is based on the SOFR or prevailing benchmark rate. The fair values of the Company's long-term debt, excluding the Credit Facility, at December 31, 2024 and December 31, 2023 were as follows:

	December 31,
	2024	2023
	(In millions)
Face Value	$1,094.0	$1,094.0
Fair Value	$1,095.5	$1,085.8
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
Franchise Segment
As of December 31, 2024, the franchise operations reportable segment consisted of 1,567 restaurants operated by Applebee's franchisees in the United States, two United States territories and 15 countries outside the United States; 1,824 restaurants operated by IHOP franchisees and area licensees in the United States, two United States territories and 14 countries outside the United States; and 116 restaurants operated by Fuzzy's franchisees in the United States. Franchise operations revenue consists primarily of royalties and advertising fees based on a percentage of the franchisee's gross sales, sales of proprietary products (primarily IHOP pancake and waffle dry mixes) and other franchise fees.
Franchise operations expenses include advertising expense, the cost of proprietary products, bad debt expense, pre-opening training expenses and other franchise-related costs.
Company Restaurants Segment
In connection with our acquisition of Fuzzy's in December 2022, the Company acquired three company Fuzzy's restaurants, and subsequently refranchised two of the restaurants in April 2023. During 2022, the Company operated 69 Applebee's restaurants that were acquired from a former franchisee in December 2018, and the 69 Applebee's company-operated restaurants were subsequently sold in October 2022. In November 2024, the Company acquired 56 Applebee's restaurants from franchisees and simultaneously sold and refranchised nine to a different franchisee. See Note 19 - Business Acquisition, of the Notes to the Consolidated Financial Statements for additional information. As of December 31, 2024, the Company operated one Fuzzy's restaurant and 47 Applebee's restaurants.
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
Financing Segment
Financing operations revenue primarily consists of interest income from the financing of equipment leases and franchise fees, notes receivable from franchisees and sales of equipment associated with refranchised IHOP restaurants. Financing expenses are the cost of restaurant equipment.

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)
Accounting Standards Adopted in the Current Fiscal Year
In November 2023, the FASB issued ASU No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure," which updates reportable segment disclosure requirements. The ASU primarily requires enhanced disclosures about significant segment expenses and information used to assess segment performance that are regularly provided to the chief operating decision maker. The Company adopted ASU 2023-07 effective January 1, 2024, and applied the disclosure requirements retrospectively to all prior periods presented in the financial statements. Adoption of the standard did not have an impact on the Company's Consolidated Balance Sheets, Consolidated Statements of Comprehensive Income, or the Consolidated Statements of Cash Flows.
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
In November 2024, the FASB issued ASU No. 2024-03, "Disaggregation of Income Statement Expenses," which requires public business entities to provide disaggregated disclosures, in the Notes to the Consolidated Financial Statements, of certain expense categories that are included in expense line items on the face of the income statement. The guidance is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027 with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU in our disclosures.
The Company reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact to the consolidated financial statements.
3. Revenue
The following table disaggregates our franchise revenues by major type for the years ended December 31, 2024, 2023 and 2022:

	Year ended December 31,
	2024	2023	2022
Franchise Revenues	(In millions)
Royalties	$313.4	$325.6	$303.7
Advertising fees	290.4	300.8	289.3
Proprietary product sales and other	72.4	71.1	60.7
Franchise and development fees	9.7	8.9	8.6
Total franchise revenues	$686.0	$706.4	$662.4
Changes in the Company's contract liability for deferred franchise and development fees during the year ended December 31, 2024 were as follows:

Deferred Franchise Revenue (short- and long-term)
(In millions)
Balance at December 31, 2023	$45.3
Recognized as revenue during the year ended December 31, 2024	(9.2)
Fees deferred during the year ended December 31, 2024	6.6
Balance at December 31, 2024	$42.7

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

3. Revenue (Continued)
The balance of deferred franchise revenue as of December 31, 2024 is expected to be recognized as follows:

(In millions)
2025	$6.0
2026	5.2
2027	4.4
2028	3.5
2029	3.3
Thereafter	20.3
Total	$42.7
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
The Company considers its portfolio segments to be the following:
Accounts Receivable
Most of the Company’s short-term receivables due from franchisees are derived from royalty, advertising and other franchise-related fees, and from distributors related to the sale of proprietary products to franchisees through the Company's network of suppliers and distributors.

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

4. Current Expected Credit Losses (Continued)
Gift Card Receivables
Gift card receivables consist primarily of amounts due from third-party vendors. Receivables related to gift card sales are subject to seasonality and usually peak around year end as a result of the December holiday season.
Notes Receivable
Notes receivable balances primarily relate to the conversion of certain past due franchisee accounts receivable to notes receivable, cash loans to franchisees for working capital purposes, notes receivables in connection with the sale of IHOP and Applebee's company restaurants, franchise fees and other notes. The notes are typically collateralized by the franchise. The notes generally have a term from one to eight years and bear interest averaging 6.1% and 5.0% per annum at December 31, 2024 and 2023, respectively. During the year ended December 31, 2024, the Company wrote off $4.4 million of Applebee's notes receivable which were fully reserved as of December 31, 2023. The Company's remaining notes have reserves recorded against them amounting to $1.1 million as of December 31, 2024.
Equipment Leases Receivable
Equipment leases receivable primarily relate to IHOP franchise development activity prior to 2003. IHOP provided the financing for the leasing of the equipment. Equipment lease contracts are collateralized by the equipment in the restaurant. Equipment lease contracts are due in equal weekly installments, and bear interest averaging 9.5% and 9.6% per annum at December 31, 2024 and 2023, respectively. The term of an equipment lease contract typically coincides with the term of the corresponding restaurant building lease. The weighted average remaining life of the Company’s equipment leases is 2.6 years as of December 31, 2024. The estimated fair value of the equipment collateralizing these lease contracts are not deemed to be significant given the very seasoned and mature nature of this portfolio.
Real Estate Leases Receivable
Real estate leases receivable also primarily relate to IHOP franchise development activity prior to 2003 when IHOP typically leased or purchased the restaurant site, built and equipped the restaurant, and then franchised the restaurant to a franchisee. IHOP provided the financing for leasing or subleasing the site. Real estate lease receivables at December 31, 2024, were comprised of 15 leases with a weighted average remaining life of 10.5 years, and relate to locations that IHOP is leasing from third parties and subleasing to franchisees. Where applicable, building leases and equipment contracts contain cross-default provisions wherein a default under one constitutes a default under all.
Total receivables balances at December 31, 2024 and 2023 were as follows:

Receivables	2024	2023
	(In millions)
Accounts receivable*	$72.0	$73.3
Gift card receivables	34.7	33.6
Notes receivable	14.7	15.0
Financing receivables:
Equipment leases receivable	13.2	19.7
Real estate leases receivable	18.3	18.4
Other receivables*	2.9	13.0
	155.8	173.0
Less: allowance for doubtful accounts and notes receivable	(4.7)	(9.5)
	151.1	163.5
Less: current portion	(115.2)	(127.9)
Long-term receivables	$35.9	$35.6
* The 2023 balance related to distributor receivables of $5.3 million has been reclassified from other receivables to accounts receivable to conform with the current year's presentation.

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

4. Current Expected Credit Losses (Continued)
Changes in the allowance for credit losses during the years ended December 31, 2024 and 2023 were as follows:

	Accounts Receivable	Notes Receivable, short-term	Notes Receivable, long-term	Real estate leases receivable	Equipment leases receivable	Other (1)	Total
	(In millions)
Balance, December 31, 2022	$1.3	$3.5	$5.3	$0.1	$0.2	$0.0	$10.3
Bad debt expense (credit)	1.6	0.4	(0.2)	0.0	0.8	(0.0)	2.7
Advertising provision adjustment	1.0	(0.2)	—	—	—	—	0.8
Write-offs	(1.2)	(1.9)	(0.3)	(0.0)	(0.9)	0.0	(4.3)
Balance, December 31, 2023	$2.7	$1.8	$4.8	$0.1	$0.2	$0.0	$9.5
Bad debt expense (credit)	1.3	(0.9)	(0.1)	0.0	0.4	—	0.7
Advertising provision adjustment	0.1	—	—	—	—	—	0.1
Write-offs	(1.0)	(0.6)	(3.8)	0.0	(0.2)	—	(5.5)
Balance, December 31, 2024	$3.1	$0.3	$0.8	$0.1	$0.4	$0.0	$4.7
_________________________________
(1) Primarily gift card receivable and credit card receivable.
The Company's primary credit quality indicator for all portfolio segments is delinquency. Generally, the notes receivables, real estate leases receivables, equipment leases receivables, and other receivables (primarily consists of credit card receivables) are not delinquent.
The year of origination of the Company's notes and financing receivables at December 31, 2024 is as follows:

	Notes receivable, short and long-term	Real estate leases Receivables	Equipment leases Receivables	Total
	(In millions)
2024	$8.6	$1.9	$0.3	$10.8
2023	5.1	3.4	0.6	9.1
2022	0.5	7.7	—	8.2
2021	0.4	2.1	—	2.5
2020	0.1	1.1	—	1.2
Prior	0.0	2.1	12.3	14.4
Total	$14.7	$18.3	$13.2	$46.2
The Company does not place its financing receivables in non-accrual status.
5. Property and Equipment
Property and equipment by category at December 31, 2024 and 2023 were as follows:

	2024	2023
	(In millions)
Leaseholds and improvements	$222.2	$219.2
Properties under finance leases	57.5	59.0
Equipment and fixtures	15.2	42.7
Buildings and improvements	48.2	51.3
Land	44.4	47.8
Internal-use software	71.5	64.6
Construction in progress	4.3	3.2
Property and equipment, gross	463.3	487.8
Less: accumulated depreciation and amortization	(307.2)	(325.9)
Property and equipment, net	$156.1	$161.9
The Company recorded depreciation expense on property and equipment of $28.6 million, $24.7 million and $27.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

5. Property and Equipment (Continued)
Accumulated depreciation and amortization includes accumulated amortization for properties under finance leases in the amount of $41.3 million and $43.7 million at December 31, 2024 and 2023, respectively.
6. Goodwill
The significant majority of the Company's goodwill arose from the November 29, 2007 acquisition of Applebee's which was allocated between the franchise and company restaurants segments.
Changes in the carrying amount of goodwill for the years ended December 31, 2024, 2023 and 2022 are as follows:

	Franchise Segment	Company Restaurants Segment	Total
	(In millions)
Balance at December 31, 2021	$247.0	$4.6	$251.6
Disposition of assets	—	(4.6)	(4.6)
Business acquisition	7.0	—	7.0
Balance at December 31, 2022	254.0	—	254.0
Purchase price adjustment	0.1	—	0.1
Balance at December 31, 2023	254.1	—	254.1
Business acquisition	—	2.8	2.8
Impairment loss	(7.1)	—	(7.1)
Disposition of assets	—	(1.2)	(1.2)
Balance at December 31, 2024	$247.0	$1.6	$248.6
In October 2022, the then remaining Applebee's company restaurants segment goodwill balance of $4.6 million was disposed of in connection with the refranchising and sale of the restaurant assets of 69 Applebee's company-operated restaurants. In December 2022, the addition to the franchise segment goodwill of $7.0 million arose from the acquisition of Fuzzy's and was increased by $0.1 million in 2023 in connection with a purchase price adjustment.
In November 2024, the Company acquired 56 Applebee's restaurants from franchisees, of which nine were simultaneously refranchised and sold to a different franchisee. The Company has provisionally completed the purchase price allocation as described in Note 19 - Business Acquisition of the Notes to the Consolidated Financial Statements, and allocated $2.8 million of resulting goodwill to the company restaurants segment. The Company simultaneously allocated $1.2 million of this goodwill to the disposal group related to the refranchising and sale of the restaurant assets of the nine Applebee's company-operated restaurants. The remaining goodwill allocated to the company restaurants segment of $1.6 million is not deductible for federal income tax purposes and, therefore, has no associated tax benefit.
Gross and net carrying amounts of goodwill at December 31, 2024 and 2023 are as follows:

	December 31, 2024			December 31, 2023
	Gross	Accumulated Impairment Loss	Net	Gross	Accumulated Impairment Loss	Net
	(In millions)
Franchise Segment	$704.6	$(457.6)	$247.0	$704.6	$(450.5)	$254.1
Company Restaurants Segment	1.6	—	1.6	—	—	—
Total	$706.2	$(457.6)	$248.6	$704.6	$(450.5)	$254.1
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
2024 Assessment
In the fourth quarter of 2024, the Company noted, the unfavorable trend in Fuzzy's same-restaurant sales experienced throughout the year, and a decrease in Fuzzy's revenue compared to the same period of the prior year. Based on these unfavorable developments, the Company determined that indicators of impairment existed and that a test of goodwill for impairment should be performed in the fourth quarter of 2024. In determining fair value, the Company utilized valuation

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

6. Goodwill (Continued)
techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The fair value technique used in this instance was classified as Level 3, where unobservable inputs are used when little or no market data is available.
In performing the quantitative test of goodwill, the Company primarily used the income approach method of valuation that included the discounted cash flow method and the market approach that included the guideline public company method to determine the fair value of goodwill and intangible assets. Significant assumptions used to determine fair value under the discounted cash flow model included expected restaurant sales trends, future development plans, restaurant closures, cost of revenues, operating expenses, and an appropriate discount rate based on the Company's estimated cost of equity capital and after-tax cost of debt.
As a result of performing the quantitative test of impairment, the Company recognized an impairment of Fuzzy's goodwill of $7.1 million. The amount of goodwill impairment was determined as the amount by which the carrying amount of the goodwill exceeded the fair value of the Fuzzy's goodwill within the franchise segment as estimated in the impairment test.
Also in the fourth quarter of fiscal 2024, the Company performed qualitative assessments of the remaining goodwill balance within the franchise segment in accordance with its accounting policies. The Company first assesses qualitatively whether it is more-likely-than-not that an impairment does not exist. Significant factors considered in this assessment include macro-economic conditions, market and industry conditions, cost considerations, the competitive environment, share price fluctuations, overall financial performance and results of past impairment tests. As result of the qualitative assessment, the Company concluded it was more likely than not that the fair values exceeded the respective carrying amounts and therefore, a quantitative test for the remaining goodwill balance within the franchise segment was not necessary.
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
2022 Assessment
In the fourth quarter of 2022, the Company performed qualitative assessments of its goodwill in accordance with its accounting policies. The Company first assesses qualitatively whether it is more-likely-than-not that an impairment does not exist. Significant factors considered in this assessment include macro-economic conditions, market and industry conditions, cost considerations, the competitive environment, share price fluctuations, overall financial performance and results of past impairment tests. As result of the qualitative assessment, the Company concluded it was more likely than not that the fair values of each unit exceeded the respective carrying amounts and therefore, a quantitative test of impairment was not necessary.

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

7. Other Intangible Assets
The significant majority of the Company's other intangible assets arose from the November 29, 2007 acquisition of Applebee's. Franchising rights, reacquired franchise rights, favorable leaseholds, and recipes, which is included in Other below, is subject to amortization. Changes in the carrying amounts for the years ended December 31, 2024, 2023 and 2022 are as follows:

	Tradenames	Franchising Rights	Reacquired Franchise Rights	Favorable Leaseholds	Other	Total
	(In millions)
Balance at December 31, 2021	$468.0	$59.0	$5.1	$3.1	$4.2	$539.4
Amortization expense	—	(10.0)	(0.4)	(0.1)	—	(10.6)
Additions	57.2	14.8	—	—	0.8	72.8
Disposition	—	—	(4.7)	—	—	(4.7)
Balance at December 31, 2022	525.2	63.8	—	3.0	5.0	597.0
Impairment	—	—	—	—	(0.3)	(0.3)
Amortization expense	—	(10.8)	—	(0.1)	—	(10.9)
Additions	—	—	—	—	0.2	0.2
Balance at December 31, 2023	525.2	53.0	—	2.9	4.9	586.0
Amortization expense	—	(10.7)	—	(0.1)	0.0	(10.8)
Additions	—	—	0.3	—	0.5	0.8
Disposition	—	—	(0.3)	—	—	(0.3)
Balance at December 31, 2024	$525.2	$42.3	$—	$2.8	$5.4	$575.7
In December 2022, the Company acquired Fuzzy's and recorded $57.2 million of tradename, $14.8 million of franchising rights and $0.5 million of recipes as intangible assets. In October 2022, the $4.7 million disposition of assets was related to the refranchising and sale of the restaurant assets of 69 Applebee's company-operated restaurants. In November 2024, the Company acquired 56 Applebee's restaurants and simultaneously refranchised nine restaurants. The Company provisionally completed the purchase price allocation as described in Note 19 - Business Acquisition, of the Notes to the Consolidated Financial Statements and recorded $0.3 million of reacquired franchise rights as an intangible asset and simultaneously disposed of $0.3 million of reacquired franchise rights related to the sale of the nine restaurants. Additions and impairment of other intangibles for the years ended December 31, 2024, 2023, and 2022 are individually insignificant.
The estimated annual amortization expense for the next five fiscal years are as follows:

	Franchising rights	Favorable leaseholds	Other	Total
	(In millions)
2025	10.7	0.2	0.0	$10.9
2026	10.7	0.2	0.0	$10.9
2027	9.8	0.2	0.0	$10.0
2028	0.7	0.2	0.0	$0.9
2029	0.7	0.2	0.0	$0.9
Gross and net carrying amounts of intangible assets subject to amortization and the respective weighted average amortization period at December 31, 2024 and 2023 are as follows:

	December 31, 2024				December 31, 2023
	Gross	Accumulated Amortization	Net	Weighted Average Remaining Period	Gross	Accumulated Amortization	Net	Weighted Average Remaining Period
	(In millions)				(In millions)
Franchising rights	$214.8	$(172.5)	$42.3	7.6	$214.8	$(161.8)	$53.0	7.9
Favorable leaseholds	3.4	(0.6)	2.8	10.1	$3.4	$(0.5)	2.9	11.1
Other	0.5	(0.1)	0.4	13.0	0.5	0.0	0.5	14.0
Total	$218.7	$(173.2)	$45.5	7.8	$218.7	$(162.3)	$56.4	8.1

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

7. Other Intangible Assets (Continued)
In the fourth quarter of fiscal 2024, the Company performed a qualitative assessment of the Applebee's tradename and a quantitative assessment of the Fuzzy's tradename and franchise rights and concluded the fair value exceeded the carrying amounts. In the fourth quarter of fiscal 2023, the Company performed a quantitative assessment of the Applebee's tradename and a qualitative assessment of the Fuzzy's tradename and franchise rights and concluded the fair value exceeded the carrying amounts.
8. Long-Term Debt
Long-term debt at December 31, 2024 and 2023 consists of the following components:

	2024	2023
	(In millions)
Series 2019-1 4.723% Fixed Rate Senior Secured Notes, Class A-2-II	594.0	594.0
Series 2022-1 Variable Funding Senior Secured Notes, Class A-1, variable interest rate of 7.14% and 7.95% at December 31, 2024 and December 31, 2023, respectively	100.0	100.0
Series 2023-1 7.824% Fixed Rate Senior Secured Notes, Class A-2	500.0	500.0
Unamortized debt issuance costs	(7.4)	(9.5)
Long-term debt, net of debt issuance costs	1,186.6	1,184.5
Current portion of long-term debt	(100.0)	(100.0)
Long-term debt	$1,086.6	$1,084.5
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
The Notes were issued under a Base Indenture, dated as of September 30, 2014, amended and restated as of June 5, 2019 and further amended and restated as of April 17, 2023 (the “Base Indenture”). In addition, the 2019 Class A-2-II Notes were issued under the related Series 2019-1 Supplement to the Base Indenture, dated June 5, 2019 (the “Series 2019-1 Supplement”), among the Co-Issuers and Citibank, N.A., as the trustee (in such capacity, the “Trustee”) and securities intermediary, the Credit Facility was issued under the related Series 2022-1 Supplement to the Base Indenture, dated August 12, 2022 (“Series 2022-1 Supplement”), among the Co-Issuers and Citibank, N.A., as Trustee and securities intermediary, and the 2023 Class A-2 Notes were issued under the related Series 2023-1 Supplement to the Base Indenture, dated April 17, 2023 (the "Series 2023-1 Supplement"), among the Co-Issuers and Citibank, N.A., as Trustee and securities intermediary. The Base Indenture, Series 2019-1 Supplement, Series 2022-1 Supplement, and Series 2023-1 Supplement (collectively, the “Indenture”) will allow the Co-Issuers to issue additional series of notes in the future subject to certain conditions set forth therein.

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

8. Long-Term Debt (Continued)
2019 Class A-2 Notes
The 2019 Class A-2-I Notes were voluntarily repaid in full on April 17, 2023, while the 2019 Class A-2-II Notes remain outstanding as of December 31, 2024. For a description of the 2019 Class A-2-I Notes, refer to Note 8 - Long-Term Debt of the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
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
As of December 31, 2024 the Company's leverage ratio was approximately 4.1x. As a result, quarterly principal payments on the 2019 Class A-2-II Notes of $1.5 million currently are not required. The Company may voluntarily repay the 2019 Class A-2-II Notes at any time without any associated make-whole premium.
2019 Class A-1 Notes
The 2019-1 Variable Funding Senior Secured Notes, Class A-1 (the "Previous Credit Facility") allowed for drawings up to $225 million of variable funding notes on a revolving basis and the issuance of letters of credit. There were no outstanding borrowings since March 2021 under the Previous Credit Facility until its termination in August 2022.
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
As of December 31, 2024, the outstanding balance of the Credit Facility was $100 million. The amount of $0.6 million was pledged against the Credit Facility for outstanding letters of credit, leaving $224.4 million of the Credit Facility available for borrowing at December 31, 2024. It is anticipated that any principal and interest on the Credit Facility outstanding will be repaid in full on or prior to the quarterly payment date in June 2027, subject to two additional one-year extensions at the option of the Company upon the satisfaction of certain conditions. The letters of credit are used primarily to satisfy insurance-related collateral requirements. The weighted average interest rate for the period outstanding during the year ended December 31, 2024 was 7.78%.

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
As of December 31, 2024, the Company's leverage ratio was approximately 4.1x. As a result, quarterly principal payments on the 2023 Class A-2 Notes of $1.25 million currently are not required.
The Company may voluntarily repay the 2023 Class A-2 Notes at any time; however, if the 2023 Class A-2 Notes are repaid prior to certain dates, the Company would be required to pay make-whole premiums. As of December 31, 2024, the make-whole premium associated with voluntary prepayment of the 2023 Class A-2 Notes was approximately $28.0 million. The Company also would be subject to a make-whole premium in the event of a mandatory prepayment required following a Rapid Amortization Event or certain asset dispositions. The mandatory make-whole premium requirements are considered derivatives embedded in the Notes that must be bifurcated for separate valuation. The Company estimated the fair value of these derivatives to be immaterial as of December 31, 2024, based on the probability-weighted discounted cash flows associated with either event.
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
In general, the DSCR ratio is Net Cash Flow (as defined in the Indenture) for the four quarters preceding the calculation date divided by the total debt service payments (as defined in the Indenture) of the preceding four quarters. The complete definitions of the DSCR and all calculation elements are contained in the Indenture. Failure to maintain a prescribed DSCR can trigger a Cash Flow Sweeping Event, a Rapid Amortization Event, a Manager Termination Event or a Default Event (each as defined in the Indenture) as described below. In a Cash Flow Sweeping Event, the Trustee is required to retain 50% of excess Cash Flow (as defined in the Indenture) in a restricted account. In a Rapid Amortization Event, all excess Cash Flow is retained and used to retire principal amounts of debt. In a Manager Termination Event, the Company may be replaced as manager of the assets securitized under the Indenture. In a Default Event, the outstanding principal amount and any accrued but unpaid interest can be called to become immediately due and payable. Key DSCRs are as follows:
•DSCR less than 1.75x - Cash Flow Sweeping Event
•DSCR less than 1.20x - Rapid Amortization Event
•Interest-only DSCR less than 1.20x - Manager Termination Event
•Interest-only DSCR less than 1.10x - Default Event
The Company's DSCR for the reporting period ended December 31, 2024 was approximately 3.4x.
Debt Issuance Costs
2023 Class A-2 Notes
The Company incurred costs of approximately $8.0 million in connection with the issuance of the 2023 Class A-2 Notes. These debt issuance costs are being amortized using the effective interest method over the estimated life of the 2023 Class A-2 Notes. Amortization costs of $1.1 million and $0.7 million were included in interest expense for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, unamortized debt issuance costs of $6.2 million are reported as a direct reduction of the 2023 Series Class A-2 Notes in the Consolidated Balance Sheets.
2022 Class A-1 Notes
In August 2022, the Company incurred costs of approximately $6.3 million in connection with the issuance of the Credit Facility. These debt issuance costs are being amortized over the estimated life of the Credit Facility. Amortization costs of $1.2 million, $1.2 million, and $0.4 million were included in interest expense for the years ended December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024, unamortized debt issuance costs of $3.4 million related to the Credit Facility are classified as other non-current assets in the Consolidated Balance Sheets.
2019 Class A-2 Notes
The Company incurred costs of approximately $12.9 million in connection with the issuance of the 2019 Class A-2 Notes. These debt issuance costs are being amortized using the effective interest method over estimated life of each tranche of the 2019 Class A-2 Notes. Amortization costs of $1.0 million, $1.6 million, and $2.4 million are included in interest expense for the years ended December 31, 2024, 2023 and 2022, respectively.
The Company repaid the entire outstanding balance of approximately $585.1 million of its 2019 Class A-2-I Notes during the year ended December 31, 2023 and wrote off the related remaining issuance costs of $1.7 million. As of December 31, 2024, unamortized debt issuance costs of $1.3 million are reported as a direct reduction of the 2019 Class A-2-II Notes in the Consolidated Balance Sheets.
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
Loss (Gain) on Extinguishment of Debt
The Company purchased of $67.9 million of its 2019 Class A-2-I Notes under par and recognized a $1.7 million gain on extinguishment of debt during the year ended December 31, 2023. In addition, the Company purchased $40 million of its 2019 Class A-2-I Notes under par and recognized a $1.4 million gain on extinguishment of debt during the year ended December 31, 2022.

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

8. Long-Term Debt (Continued)
In connection with the repayment of the 2019 Class A-2-I Notes, the Company recognized a loss on extinguishment of debt of $1.7 million, representing the remaining unamortized costs related to the 2019 Class A-2-I Notes, during the year ended December 31, 2023.
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
As of December 31, 2024, the portion of the original Sale-Leaseback Transaction related to 162 of the 181 Properties has qualified as a sale by assignment of the lease obligation to a qualified franchisee or a release from the lessor. In accordance with the accounting described above, the property and equipment and financing obligations have each been cumulatively reduced by approximately $289.4 million.
As of December 31, 2024, future minimum lease payments under financing obligations during the initial terms of the leases related to the sale-leaseback transactions are as follows:

Fiscal Years	(In millions)
2025	$4.1
2026	4.5
2027	4.1
2028	20.7
2029	—
Thereafter	—
Total minimum lease payments	33.4
Less: interest	(8.8)
Total financing obligations	24.6
Less: current portion(1)	(1.3)
Long-term financing obligations	$23.3
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
The Company currently leases from third parties the real property on which approximately 502 IHOP franchisee-operated restaurants and one Applebee's franchisee-operated restaurant are located; the Company (as lessor) subleases the property to the franchisees that operate those restaurants. The Company also leases property it owns to the franchisees that operate 52 IHOP restaurants and one Applebee's restaurant. The Company leases from a third party the real property on which one Fuzzy's company-operated restaurant is located. The Company also leases office space for its principal corporate office in Pasadena, California and a restaurant support center in Irving, Texas. The Company does not have a significant amount of non-real estate leases.
The Company's existing leases/subleases related to IHOP restaurants generally provide for an initial term of 20 to 25 years, with most having one or more five-year renewal options. Leases related to Applebee's restaurants generally have an initial term of 10 to 20 years, with renewal terms of five to 20 years. Option periods were not included in determining liabilities and right-of-use assets related to operating leases. Restaurants associated with approximately 348 of the Company's leases met the sales levels that required variable rent payments to the Company (as lessor), based on a percentage of restaurant sales in 2024. Restaurants associated with approximately 46 of the Company's leases met the sales levels that required variable rent payments by the Company (as lessee), based on a percentage of restaurant sales in 2024.
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
The Company's lease cost for the years ended December 31, 2024, 2023, and 2022 was as follows:

	Year Ended December 31,
	2024	2023	2022
Finance lease cost:	(In millions)
Amortization of right-of-use assets	$2.6	$2.5	$3.6
Interest on lease liabilities	2.9	2.8	4.5
Operating lease cost	74.1	75.3	83.5
Variable lease cost	8.0	7.8	7.6
Short-term lease cost	0.0	0.0	0.0
Sublease income	(106.1)	(110.4)	(106.8)
Lease cost	$(18.5)	$(22.0)	$(7.6)

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

10. Leases (Continued)
Future minimum lease payments under noncancellable leases as lessee as of December 31, 2024 were as follows:

	Finance Leases	Operating Leases
	(In millions)
2025	$7.6	$87.2
2026	7.5	82.8
2027	6.4	63.2
2028	4.8	47.7
2029	4.9	44.6
Thereafter	21.2	149.2
Total minimum lease payments	52.4	474.7
Less: interest/imputed interest	(13.1)	(98.9)
Total obligations	39.3	375.8
Less: current portion	(5.0)	(65.3)
Long-term lease obligations	$34.3	$310.5
Other lease information is as follows:

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Assets obtained in exchange for operating lease obligations	$109.4	$47.9	$74.9
Assets obtained in exchange for finance lease obligations	$6.8	$10.5	$10.8

The weighted average remaining lease term as of December 31, 2024 was 5.5 years for finance leases and 6.2 years for operating leases. The weighted average discount rate as of December 31, 2024 was 9.2% for finance leases and 6.1% for operating leases.
During the years ended December 31, 2024, 2023 and 2022, the Company made the following cash payments for leases:

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Principal payments on finance lease obligations	$5.6	$6.4	$8.9
Interest payments on finance lease obligations	$2.9	$2.8	$4.5
Payments on operating leases	$83.8	$75.2	$83.5
Variable lease payments	$8.0	$7.8	$7.6
The Company's income from operating leases for the years ended December 31, 2024, 2023 and 2022 was as follows:

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Minimum lease payments	$96.0	$100.7	96.4
Variable lease income	17.4	17.5	16.9
Total operating lease income	$113.4	$118.2	$113.3

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

10. Leases (Continued)
Future minimum payments to be received as lessor under noncancellable operating leases as of December 31, 2024 were as follows:

(In millions)
2025	$95.7
2026	82.9
2027	66.0
2028	49.8
2029	42.1
Thereafter	147.4
Total minimum rents receivable	$483.9
The Company's income from real estate leases receivable at December 31, 2024, 2023 and 2022 was as follows:

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Selling profit	$0.2	$0.2	$0.9
Interest income	1.2	1.1	1.5
Variable lease income	0.3	0.4	0.7
Total financing lease income	$1.7	$1.7	$3.1
Future minimum payments to be received as lessor under noncancellable real estate leases as of December 31, 2024 were as follows:

(In millions)
2025	$2.5
2026	2.6
2027	2.5
2028	2.5
2029	2.5
Thereafter	12.9
Total minimum rents receivable	25.5
Less: unearned income	(7.2)
Total real estate leases receivable	18.3
Less: current portion	(1.4)
Long-term real estate leases receivable	$16.9
11. Commitments and Contingencies
Purchase Commitments
In some instances, the Company enters into commitments to purchase advertising and other items. Most of these agreements are fixed price purchase commitments. At December 31, 2024, the outstanding purchase commitments were $129.3 million, of which $77.7 million related to advertising commitments over the next twelve months.
Lease Guarantees
In connection with the refranchising of Applebee's restaurants to franchisees, the Company has, in certain cases, guaranteed or had potential continuing liability for lease payments. The Company had outstanding lease guarantees or was contingently liable for approximately $345.0 million and $402.1 million as of December 31, 2024 and 2023, respectively. These amounts represent the maximum potential liability of future payments under these leases. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from 2025 through 2058. Excluding unexercised option periods, the Company's potential liability for future payments under these leases as of December 31, 2024 was $90.5 million. In the event of default, the indemnity and default clauses in our sale or assignment agreements govern our ability to pursue and recover damages incurred. No material liabilities for these guarantees have been recorded as of December 31, 2024.

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
Letters of Credit
The Company provides letters of credit, primarily to various insurance carriers to collateralize obligations for outstanding claims. As of December 31, 2024, the Company had approximately $0.6 million of unused letters of credit outstanding that reduce the Company's available borrowing under its 2022 Class A-1 Notes. These letters of credit expire on various dates in 2025 and are automatically renewed for an additional year if no cancellation notice is submitted.
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
A summary of shares repurchased under the 2022 Repurchase Program and the 2019 Repurchase Program, during the years ended December 31, 2024, 2023 and 2022, and cumulatively for each program, is as follows:

	Shares	Cost of shares
		(In millions)
2022 Repurchase Program
Repurchased during the year ended December 31, 2024	269,621	$12.0
Repurchased during the year ended December 31, 2023	446,189	$26.1
Repurchased during the year ended December 31, 2022	1,149,589	$78.7
Cumulative (life-of-program) repurchases	1,865,399	$116.8
Remaining dollar value of shares that may be repurchased	n/a	$133.2

2019 Repurchase Program
Repurchased during the year ended December 31, 2022	588,108	$41.4
Repurchased during the year ended December 31, 2021	59,099	$4.5
Repurchased during the year ended December 31, 2020	459,899	$26.5
Cumulative (life-of-program) repurchases	2,344,804	$175.8
Remaining dollar value of shares that may be repurchased (1)	n/a	n/a
(1) In connection with the 2022 Repurchase Program, the 2019 Repurchase Program terminated effective April 1, 2022.

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

12. Stockholders' Deficit (Continued)
Dividends
During the fiscal years ended December 31, 2024, 2023 and 2022, the Company declared and paid dividends on common stock as follows:

Year ended December 31, 2024	Declaration Date	Payment Date	Dividends declared per share	Dividends paid per share	Total dividends paid(1)
					(In millions)
Payment of prior year declaration	(3)	January 5, 2024	$—	$0.51	$7.7
First quarter	February 26, 2024	April 5, 2024	0.51	0.51	7.9
Second quarter	May 14, 2024	July 5, 2024	0.51	0.51	7.8
Third quarter	September 5, 2024	October 8, 2024	0.51	0.51	7.8
Fourth quarter	November 22, 2024	(2)	0.51	—	—
Total			$2.04	$2.04	$31.3

Year ended December 31, 2023	Declaration Date	Payment Date	Dividends declared per share	Dividends paid per share	Total dividends paid(1)
Payment of prior year declaration	(4)	January 6, 2023	$—	$0.51	$8.0
First quarter	February 21, 2023	March 31, 2023	0.51	0.51	8.0
Second quarter	May 11, 2023	July 7, 2023	0.51	0.51	7.9
Third quarter	September 7, 2023	September 29, 2023	0.51	0.51	7.8
Fourth quarter	November 30, 2023	(3)	0.51	—	—
Total			$2.04	$2.04	$31.7

Year ended December 31, 2022	Declaration Date	Payment Date	Dividends declared per share	Dividends paid per share	Total dividends paid(1)
Payment of prior year declaration	(5)	January 7, 2022	$—	$0.40	$6.9
First quarter	February 17, 2022	April 1, 2022	0.46	0.46	7.8
Second quarter	May 12, 2022	July 8, 2022	0.51	0.51	8.2
Third quarter	September 9, 2022	September 30, 2022	0.51	0.51	8.1
Fourth quarter	December 2, 2022	(4)	0.51	$—	$—
Total			$1.99	$1.88	$31.0
(1) Includes dividend equivalents paid on restricted stock units.
(2) The fourth quarter 2024 dividend of $7.8 million was paid on January 7, 2025.
(3) The fourth quarter 2023 dividend of $7.7 million was paid on January 5, 2024.
(4) The fourth quarter 2022 dividend of $8.0 million was paid on January 6, 2023.
(5) The fourth quarter 2021 dividend of $6.9 million was paid on January 7, 2022.
Dividends declared on common stock are recorded as a reduction of retained earnings to the extent retained earnings are available at the close of the period prior to the date of the declared dividend. Dividends in excess of retained earnings are recorded as a reduction of additional paid-in capital. All dividends declared during the fiscal years ended December 31, 2024, 2023 and 2022 were declared from retained earnings.

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

12. Stockholders' Deficit (Continued)
Treasury Stock
Repurchases of the Company's common stock are included in treasury stock at the cost of shares repurchased plus any transaction costs. Treasury stock may be re-issued when vested stock options are exercised, when restricted stock awards are granted and when restricted stock units settle in stock upon vesting. The cost of treasury stock re-issued is determined on the first-in, first-out (“FIFO”) method. The Company re-issued 311,955 shares, 281,161 shares and 205,293 shares, respectively, during the years ended December 31, 2024, 2023 and 2022 at a total FIFO cost of $15.1 million, $13.5 million and $9.6 million, respectively.
13. Closure and Long-lived Tangible Asset Impairment Charges
Closure and long-lived tangible asset impairment charges for the years ended December 31, 2024, 2023 and 2022 were as follows:

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Closure charges	$2.2	$1.6	$1.7
Long-lived tangible asset impairment	0.0	2.0	1.4
Total closure and long-lived tangible asset impairment charges	$2.2	$3.6	$3.1
Closure Charges
The closure charges of $2.2 million for the year ended December 31, 2024 comprised of $1.5 million for revisions to existing closure reserves, including accretion, for approximately 21 IHOP restaurants closed prior to 2023, and $0.6 million related to the conversion of approximately 20,000 square feet of office space in the Leawood, Kansas restaurant support center to a remote work model in February 2024.
The closure charges of $1.6 million for the year ended December 31, 2023 primarily related to revisions to existing closure reserves, including accretion, for approximately 40 restaurants closed prior to 2022. The closure charges of $1.7 million for the year ended December 31, 2022 comprised of $1.3 million for revisions to existing closure reserves, including accretion for approximately 40 restaurants closed prior to 2021 and $0.4 million related to three IHOP restaurants closed in 2022.
Long-lived Tangible Asset Impairment
Long-lived tangible asset impairment charges for the year ended December 31, 2024 were insignificant. The long-lived asset impairment of $2.0 million for the year ended December 31, 2023 primarily related to four IHOP subleased restaurants for which the carrying amount exceeded the future projected cash flows. The long-lived asset impairment of $1.4 million for the year ended December 31, 2022 primarily related to five IHOP subleased restaurants for which the carrying amount exceeded the future projected cash flows. The primary method of estimating fair value is based on a discounted cash flow analysis. The Company also considers factors such as sales trends, cash flow trends, remaining lease life and other factors which apply on a case-by-case basis. For locations owned by the Company, current purchase offers, if any, or valuations from independent third party sources are utilized, if available. The analysis is performed at the restaurant level for indicators of impairment. The impairment recorded represented the difference between the carrying value and the estimated fair value. The impairments primarily related to operating lease right-of-use assets.
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
The Dine Brands Global, Inc. 2016 Stock Incentive Plan (the “2016 Plan”) was adopted in 2016 to permit the issuance of up to 3,750,000 shares of the Company’s common stock for incentive stock awards. The 2016 Plan was terminated upon adoption of the 2019 Plan, but there are stock options (vested and unvested) and unvested restricted stock and restricted stock units issued under the 2016 Plan that are outstanding as of December 31, 2024.
The DineEquity, Inc. 2011 Stock Incentive Plan (the “2011 Plan”) was adopted in 2011 to permit the issuance of up to 1,500,000 shares of the Company’s common stock for incentive stock awards. The 2011 Plan was terminated upon adoption of the 2016 Plan, but there are vested stock options issued under the 2011 Plan that are outstanding as of December 31, 2024.
The 2019 Plan, 2016 Plan and the 2011 Plan are collectively referred to as the “Plans.”
Stock-Based Compensation Expense
From time to time, the Company has granted non-qualified stock options, restricted stock, cash-settled and stock-settled restricted stock units and performance units to officers, other employees and non-employee directors of the Company under the Plans. The non-qualified stock options generally vest ratably over a three-year period in one-third increments and have a maturity of ten years from the grant date. Options vest immediately upon a change in control of the Company, as defined in the Plans. Option exercise prices equal the closing price of the Company's common stock on the New York Stock Exchange on the date of grant. Restricted stock and restricted stock units are issued at no cost to the holder and vest over terms determined by the Compensation Committee of the Company's Board of Directors, generally either three years from the date of grant or in one-third increments over three years, as well as immediately upon a change in control of the Company, as defined in the Plans. The Company either utilizes treasury stock or issues new shares from its authorized but unissued share pool when vested stock options are exercised, when restricted stock awards are granted and when restricted stock units settle in stock upon vesting. See Note 12, Stockholders' Deficit, of Notes to the Consolidated Financial Statements, for treasury shares utilized related to equity grants during the years ended December 31, 2024, 2023 and 2022.
The following table summarizes the Company's stock-based compensation expense included as a component of general and administrative expenses in the Consolidated Financial Statements:

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Stock-based compensation expense
Equity classified awards expense	$16.0	$12.0	$16.2
Liability classified awards expense	0.3	(1.4)	1.4
Total stock-based compensation expense	16.3	10.6	17.6
As of December 31, 2024, total unrecognized compensation cost related to restricted stock and restricted stock units of $15.2 million and $2.6 million related to stock options is expected to be recognized over a weighted average period of approximately 1.4 years for restricted stock and restricted stock units and 1.4 years for stock options.
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

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

14. Stock-Based Incentive Plans (Continued)
The following table summarizes the assumptions used in the Black-Scholes model for stock options granted in the years ended December 31, 2024, 2023 and 2022:

	2024	2023	2022
Risk free interest rate	4.3%	4.4%	1.7%
Weighted average historical volatility	70.2%	70.9%	70.1%
Dividend yield	4.2%	2.7%	2.6%
Expected years until exercise	4.5	4.5	4.5
Weighted average fair value of options granted	$22.26	$37.35	$33.23
Stock option activity for the years ended December 31, 2024, 2023 and 2022 is summarized as follows:

	Number of Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2021	475,904	76.65
Granted	75,795	70.08
Exercised	(3,505)	68.80
Forfeited	(6,171)	81.13
Expired	(2,448)	94.43
Outstanding at December 31, 2022	539,575	75.65
Granted	74,390	74.94
Exercised	(69,443)	54.90
Forfeited	(20,876)	79.11
Expired	(61,140)	82.47
Outstanding at December 31, 2023	462,506	77.59
Granted	133,729	49.06
Exercised	—	—
Forfeited	(14,717)	56.03
Expired	(56,872)	87.07
Outstanding at December 31, 2024	524,646	69.89	6.01	$—
Vested and Expected to Vest at December 31, 2024	509,056	$70.38	5.92	$—
Exercisable at December 31, 2024	344,411	$76.38	4.60	$—
The total intrinsic value of options exercised during the years ended December 31, 2024, 2023, and 2022 was zero, $1.1 million and $36.9 thousand, respectively.
Cash received from options exercised under all stock-based payment arrangements for the years ended December 31, 2024, 2023 and 2022 was zero, $3.8 million and $0.2 million, respectively. The actual tax benefit realized for the tax deduction from option exercises under the stock-based payment arrangements totaled zero, $0.3 million and $9.2 thousand, respectively, for the years ended December 31, 2024, 2023 and 2022.

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

14. Stock-Based Incentive Plans (Continued)
Equity Classified Awards - Restricted Stock and Restricted Stock Units
Activity in equity classified awards of restricted stock and restricted stock units for the years ended December 31, 2024, 2023 and 2022 is as follows:

	Shares of Restricted Stock	Weighted Average Grant-Date Per Share Fair Value	Restricted Stock Units	Weighted Average Grant-Date Per Share Fair Value
Outstanding at December 31, 2021	276,611	80.85	105,592	71.00
Granted	201,789	70.12	60,914	49.36
Released	(98,864)	86.36	(42,611)	66.63
Forfeited	(23,636)	75.89	—	—
Outstanding at December 31, 2022	355,900	73.57	123,895	62.11
Granted	211,820	73.12	21,731	74.01
Released	(165,533)	73.64	(47,857)	64.04
Forfeited	(63,565)	73.15	(39,294)	77.23
Outstanding at December 31, 2023	338,622	73.33	58,475	54.07
Granted	311,955	47.55	32,630	49.06
Released	(155,368)	74.37	(18,115)	73.97
Forfeited	(73,750)	60.10	(37)	74.94
Outstanding at December 31, 2024	421,459	$56.18	72,953	$46.83
Liability Classified Awards - Cash-settled Restricted Stock Units
The Company has granted cash-settled restricted stock units to certain employees in the past. These instruments are recorded as liabilities at fair value as of the respective period end.

Cash-Settled Restricted Stock Units
Outstanding at December 31, 2021	12,799
Granted	67
Released	(12,866)
Forfeited	—
Outstanding at December 31, 2022	—
Outstanding at December 31, 2023	—
Outstanding at December 31, 2024	—
There were no liabilities outstanding related to cash-settled restricted stock units at December 31, 2024 and 2023. There was no stock-based compensation expense related to cash-settled restricted stock units for the year ended December 31, 2024 and December 31, 2023. For the year ended December 31, 2022, $0.2 million was included as stock-based compensation expense related to cash-settled restricted stock units.
Liability Classified Awards - Long-Term Incentive Awards
The Company has granted cash long-term incentive awards to certain employees (“LTIP awards”). Annual LTIP awards vest over a three-year period and are determined using a multiplier from 0% to 200% of the target award based on the total stockholder return of the Company's common stock compared to the total stockholder returns of a peer group of companies. Though LTIP awards are only paid in cash, since the multiplier is primarily based on the price of the Company's common stock, the awards are considered stock-based compensation in accordance with U.S. GAAP and are classified as liabilities. The expense related to the LTIP awards included an expense of $0.2 million, a credit of $1.4 million and an expense of $1.2 million, for the years ended December 31, 2024, 2023 and 2022, respectively. At December 31, 2024 and 2023, a liability of $0.8 million and $0.7 million, respectively, was included as other non-current liabilities in the Consolidated Balance Sheets.

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)
15. Employee Benefit Plans
401(k) Savings and Investment Plan
Effective January 1, 2013, the Company amended the Dine Brands Global, Inc. 401(k) Plan to (i) modify the Company matching formula and (ii) eliminate the one-year completed service requirement that previously had to be met to become eligible for Company matching contributions. As amended, the Company matches 100% of the first four percent of the employee's eligible compensation deferral and 50% of the next two percent of the employee's eligible compensation deferral. All contributions under this plan vest immediately. Company common stock is not an investment option for employees in the 401(k) Plan, other than shares transferred from a prior employee stock ownership plan. Substantially all of the administrative cost of the 401(k) plan is borne by the Company. The Company's matching contribution expense was $3.4 million, $3.3 million and $3.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.
16. Income Taxes
The provision for income taxes for the years ended December 31, 2024, 2023 and 2022 was as follows:

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Current
Federal	$25.0	$25.6	$27.5
State	3.8	0.6	5.5
Foreign	2.0	2.2	1.8
	30.8	28.4	34.8
Deferred
Federal	(8.1)	(1.2)	(3.8)
State	2.0	(12.6)	2.7
	(6.1)	(13.8)	(1.1)
Provision for income taxes	$24.7	$14.5	$33.7
The provision for income taxes differs from the expected federal income tax rates as follows:

	Year Ended December 31,
	2024	2023	2022
Statutory federal income tax rate	21.0%	21.0%	21.0%
Non-deductibility of goodwill	0.4	—	0.8
Non-deductibility of officer's compensation	1.1	1.1	2.9
State and other taxes, net of federal tax benefit	3.9	3.8	3.1
State income tax audit settlement	—	(13.5)	—
Excess tax deficiencies or (benefits)	1.2	(0.7)	(0.5)
Change in unrecognized tax benefits	—	1.1	—
Change in valuation allowance	0.8	0.7	(0.3)
Changes in tax rates and state tax laws	0.6	—	3.4
General business credits	(0.7)	(0.7)	(1.4)
Other	(0.8)	0.2	0.3
Effective tax rate	27.5%	13.0%	29.3%
The fiscal year 2024 effective tax rate of 27.5% applied to pretax book income was different than the statutory Federal income tax rate of 21% primarily due to state and local taxes and a lower tax deduction related to stock-based compensation.

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
The fiscal year 2022 effective tax rate of 29.3% applied to pretax book income was different than the statutory Federal income tax rate of 21% due to state and local income taxes and the non-deductibility of executive compensation. The effective tax rate further increased due to the increase in the effective state tax rate applied to revaluing deferred tax balances. The increase in the effective state tax rate was due to the non-recurring refranchising of 69 Applebee's company-operated restaurants in the fourth quarter of 2022 and various state legislative changes.
The Company files federal income tax returns and the Company or one of its subsidiaries file income tax returns in various state and international jurisdictions. With few exceptions, the Company is no longer subject to federal tax examinations by tax authorities for years before 2021 and state or non-United States tax examinations by tax authorities for years before 2019. The Company believes that adequate reserves have been recorded relating to all matters contained in the tax periods open to examination.
Net deferred tax assets (liabilities) at December 31, 2024 and 2023 consisted of the following components:

	2024	2023
	(In millions)
Lease liabilities	$104.3	$93.2
Employee compensation	8.8	9.4
Revenue recognition	38.9	37.2
Tax attributes	13.5	14.9
Other	8.1	4.5
Deferred tax assets	173.6	159.2
Valuation allowance	(5.0)	(4.4)
Total deferred tax assets after valuation allowance	168.6	154.8
Recognition of franchise and equipment sales	(3.3)	(4.9)
Capitalization and depreciation(1)	(122.1)	(123.7)
Lease assets	(96.1)	(85.5)
Other	(1.7)	(1.5)
Deferred tax liabilities	(223.2)	(215.6)
Net deferred tax liabilities	$(54.6)	$(60.8)
______________________________
(1) Primarily related to the 2007 Applebee's acquisition.
As of each reporting date, the Company considers new evidence, both positive and negative, that could impact management’s view with regards to future realization of deferred tax assets. Management believes that the future realizability of benefits arising from foreign tax credit carryforwards and certain state net operating loss carryforwards does not meet the more-likely-than-not threshold. In recognition of this risk, there is a valuation allowance of $5.0 million as of December 31, 2024.
The Company had gross operating loss carryforwards for state tax purposes of $113.7 million and $127.8 million as of December 31, 2024 and 2023, respectively. Certain net operating loss carryforwards will expire in 2029 if not utilized. The Company had income tax credit carryforwards of $7.5 million and $7.4 million as of December 31, 2024 and 2023, respectively. Certain income tax credit carryforwards will begin to expire in 2029 if not utilized.
The total gross unrecognized tax benefit as of December 31, 2024 and 2023 was $2.5 million and $3.5 million, respectively, excluding interest, penalties and related income tax benefits. If recognized, these amounts would affect the Company's effective income tax rates.
The Company estimates the unrecognized tax benefits may decrease over the upcoming 12 months by $0.2 million related to settlements with taxing authorities and/or statute of limitations expirations. For the remaining liability, due to the

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

Note 16. Income Taxes (Continued)
uncertainties related to these tax matters, the Company is unable to make a reasonable estimate as to when cash settlement with a taxing authority will occur. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Unrecognized tax benefit as of January 1	$3.5	$2.1	$1.9
Changes for tax positions of prior years	—	—	0.1
Increases for tax positions related to the current year	0.4	1.9	0.4
Decreases relating to settlements and lapsing of statutes of limitations	(1.4)	(0.5)	(0.3)
Unrecognized tax benefit as of December 31	$2.5	$3.5	$2.1
As of December 31, 2024, the accrued interest was $0.8 million, excluding any related income tax benefits. As of December 31, 2023, the accrued interest and penalties were $0.9 million and less than $0.1 million, respectively, excluding any related income tax benefits. The Company recognizes interest accrued related to unrecognized tax benefits and penalties as a component of the income tax provision recognized in the Consolidated Statements of Comprehensive Income.
17. Net Income Per Share
The computation of the Company's basic and diluted net income per share is as follows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands, except per share data)
Numerator for basic and diluted income per common share
Net income	$64,890	$97,176	$81,111
Less: Net income allocated to unvested participating restricted stock	(1,915)	(2,317)	(2,174)
Net income available to common stockholders - basic	62,975	94,859	78,937
Effect of unvested participating restricted stock	—	—	1
Numerator - income available to common shareholders - diluted	$62,975	$94,859	$78,938
Denominator
Weighted average outstanding shares of common stock - basic	14,931	15,233	15,873
Effect of dilutive securities:
Stock options	—	9	28
Weighted average outstanding shares of common stock - diluted	14,931	15,242	15,901
Net income per common share
Basic	$4.22	$6.23	$4.97
Diluted	$4.22	$6.22	$4.96

18. Segment Reporting
The chief executive officer is the Company's chief operating decision maker ("CODM"). The CODM uses each segments' revenue and operating profit to assess its performance.
The CODM uses revenue and operating profit for each segment primarily in the annual budget and forecasting process, and in the quarterly budget-to-actual analysis when making decisions about the allocation of operating and capital resources to each segment. The CODM also uses operating profit to assess the performance of each segment by comparing the results of each segment with one another and in determining the compensation of certain employees. The CODM does not consider asset information when evaluating operating segments, therefore total segment assets are not presented.
Information on segments and a reconciliation of operating profit to income before income taxes is as follows:

	Year Ended December 31, 2024
	Franchise	Company Restaurants	Rental	Financing	Total
	(In millions)
Revenues	$686.0	$9.3	$115.3	$1.8	$812.3
Less: Advertising revenue	290.4	—	—	—	290.4
Revenues excluding advertising revenue	395.5	9.3	115.3	1.8	521.9

Less:
Interest expense from finance leases	—	—	2.9	—	2.9
Depreciation and amortization	1.4	(0.6)	10.1	—	11.0
Other segment items(a)	48.0	10.5	73.9	0.3	132.7
Segment profit	346.1	(0.6)	28.4	1.5	375.3
Stock based compensation (direct)	5.7	—	—	—	5.7
Gain on disposition of assets	—	(2.2)	(1.0)	—	(3.2)
Other G&A expenses (direct and allocated)	119.3	—	—	—	119.3
Segment operating profit	$221.0	$1.6	$29.4	$1.5	$253.5

Reconciliation of segment operating profit
Segment operating profit					$253.5
Depreciation and amortization (unallocated)					17.4
Stock based compensation (unallocated)					10.2
Other G&A expenses (unallocated)					44.2
Interest expense, net					72.1
Closure and impairment charges					9.3
Amortization of intangible assets					10.8
Income before income taxes					$89.5

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)
18. Segment Reporting (Continued)

	Year Ended December 31, 2023
	Franchise	Company Restaurants	Rental	Financing	Total
	(In millions)
Revenues	$706.4	$2.1	$120.0	$2.6	$831.1
Less: Advertising revenue	300.8	—	—	—	300.8
Revenues excluding advertising revenue	405.6	2.1	120.0	2.6	530.3

Less:
Interest expense from finance leases	—	—	2.8	—	2.8
Depreciation and amortization	1.1	(0.2)	10.5	—	11.4
Other segment items(a)	42.5	2.4	74.2	0.4	119.4
Segment profit	362.0	0.0	32.5	2.2	396.7
Stock based compensation (direct)	2.5	—	—	—	2.5
Loss on disposition of assets	—	0.2	0.3	—	0.6
Other G&A expenses (direct and allocated)	126.9	—	—	—	126.9
Segment operating profit	$232.5	$(0.2)	$32.2	$2.2	$266.7

Reconciliation of segment operating profit
Segment operating profit					$266.7
Depreciation and amortization (unallocated)					13.3
Stock based compensation (unallocated)					9.5
Other G&A expenses (unallocated)					45.8
Loss on disposition of assets (unallocated)					1.8
Interest expense, net					70.1
Closure and impairment charges					3.6
Amortization of intangible assets					10.9
Income before income taxes					$111.7

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)
18. Segment Reporting (Continued)

	Year Ended December 31, 2022
	Franchise	Company Restaurants	Rental	Financing	Total
	(In millions)
Revenues	$662.4	$126.9	$116.5	$3.6	$909.4
Less: Advertising revenue	289.3	—	—	—	289.3
Revenues excluding advertising revenue	373.1	126.9	116.5	3.6	620.1

Less:
Interest expense from finance leases	—	—	3.0	—	3.0
Depreciation and amortization	4.8	0.0	10.7	—	15.5
Other segment items(a)	27.9	121.7	74.3	0.4	224.3
Segment profit	340.5	5.2	28.5	3.2	377.3
Stock based compensation (direct)	6.0	—	—	—	6.0
Gain on disposition of assets	—	0.0	(2.5)	—	(2.5)
Other G&A expenses (direct and allocated)	113.5	—	—	—	113.5
Segment operating profit	$221.0	$5.2	$31.0	$3.2	$260.3

Reconciliation of segment operating profit
Segment operating profit					$260.3
Depreciation and amortization (unallocated)					11.9
Stock based compensation (unallocated)					10.1
Other G&A expenses (unallocated)					49.1
Interest expense, net					60.9
Closure and impairment charges					3.1
Amortization of intangible assets					10.6
Gain on extinguishment of debt					(0.2)
Income before income taxes					$114.8
_________________________________
(a)For each reportable segment, the other segment item category includes:
Franchise: Costs of proprietary products, bad debt expense, pre-opening training expenses and other franchise-related costs.
Company Restaurants: Operating expenses at company-operated restaurants and include food, beverage, labor, benefits, utilities, rent and other operating costs.
Rental: Costs of operating leases and interest expense of finance leases on franchisee-operated restaurants.
Financing: Costs of restaurant equipment.

19. Business Acquisition
Fuzzy's Acquisition
On December 13, 2022, the Company purchased all of the issued and outstanding membership interests of Fuzzy’s for approximately $80 million in cash, pursuant to the Membership Interest Purchase Agreement, dated as of December 2, 2022, with Fuzzy’s becoming a wholly-owned subsidiary of the Company. Fuzzy’s is a dining company that develops, franchises and operates casual dining restaurants that offer a specialized menu of Baja-style Mexican food under the Fuzzy’s Taco Shop brand. The Company acquired Fuzzy’s as part of the Company’s goal to invest in a high growth concept to accelerate growth.
The Company reviewed the SEC guidance in Regulation S-X on the significance of an acquired business that determines if an acquired business is required to provide financial statements and pro forma statements if the business exceeds 20% significance to the Company. Based on the three required tests (asset, investment and income) that were performed by the Company, the acquisition was not deemed to be a significant acquisition, and therefore the required disclosures are limited in

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

19. Business Acquisition (Continued)
these Consolidated Financial Statements. The results of operations related to Fuzzy's have been included in the consolidated results of the Company subsequent to the acquisition date.
The acquisition of Fuzzy’s has been accounted for using the acquisition method of accounting in accordance with ASC 805, Business Combinations, with the Company treated as the accounting acquirer, which requires that the assets acquired and liabilities assumed be recognized at their acquisition date fair value. The Company received a third-party actuarial valuation report to determine the fair value assigned to the assets acquired and liabilities assumed.
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
Acquisition of Applebee's Restaurants
On November 11, 2024, the Company entered into a cooperation agreement with a former Applebee's franchisee to acquire 15 Applebee's restaurants across Tennessee, Arkansas, Illinois, Kentucky, Missouri, and Mississippi. The Company entered into the transaction to invest in the system, improve operations through innovation tests and create a blueprint for franchisee success and growth for the Company. The transaction was structured as a non-cash transaction, with no consideration transferred by the Company, resulting in a $0.6 million gain on bargain purchase, which is recognized in the general and administrative expenses in the Consolidated Statements of Comprehensive Income as of December 31, 2024.

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

19. Business Acquisition (Continued)
The following table summarizes the estimated fair value of net assets acquired at the date of acquisition:

(In millions)
Equipment and fixtures	$1.1
Inventory and other current assets	0.2
Total identifiable assets acquired	1.3

Liabilities assumed	(0.7)
Bargain purchase gain	$0.6
On November 19, 2024, the Company entered into an Agreement for the Purchase and Sale of Assets with an Applebee's franchisee to acquire 41 Applebee's restaurants across Georgia and Texas for a total purchase price of $8.3 million. The Company entered into the transaction to invest in the system, improve operations through innovation tests and create a blueprint for franchisee success and growth for the Company. There were no significant indirect costs related to the transaction as of December 31, 2024.
The following table summarizes the recognized amount of assets acquired and liabilities assumed at the date of acquisition:

(In millions)
Equipment and fixtures	$12.0
Inventory and other current assets	0.9
Reacquired franchise rights	0.3
Off-market leases	(4.1)
Total identifiable assets acquired	9.1

Liabilities assumed	(3.6)
Total identifiable net assets	5.5
Goodwill	2.8
Consideration transferred	$8.3
The purchase price allocation is preliminary, subject to finalization of certain transition cut-off adjustments typical with transactions of this nature. There are no significant unresolved contingencies. The Company does not expect there will be material adjustments to the preliminary purchase price allocation.
The results of operation of these restaurants are included in the Company's consolidated results from the acquisition date. The Company has not presented pro forma results of the restaurants for periods prior to the acquisition because the business is not considered significant as measured by the amount of the Company's investment in and assets of the business relative to the Company's consolidated balance sheet and by the income before income taxes of the business relative to the Company's average consolidated income before income taxes for the most recent five-year period excluding loss years.
20. Refranchising of Company-Operated Restaurants
On November 19, 2024, the Company completed the refranchising and sale of related restaurant assets of nine company-operated Applebee's restaurants in Texas to a franchisee. As part of the transaction, the Company entered into an asset purchase agreement and nine franchise agreements. The Company received cash of $1.4 million and a note receivable for $5.9 million. After derecognizing the assets sold, the Company recognized a gain of $1.8 million on the refranchising and sale of related restaurant assets during the year ended December 31, 2024 which is recognized in the (Gain) loss on disposition of assets in the Consolidated Statements of Comprehensive Income.
21. Subsequent Events
On February 21, 2025, our Board of Directors declared a first quarter 2025 cash dividend of $0.51 per share of common stock, payable on April 4, 2025 to the stockholders of record as of the close of business on March 17, 2025.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 29, 2024 based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 29, 2024.
The effectiveness of our internal control over financial reporting as of December 29, 2024 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report that appears herein.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Dine Brands Global, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Dine Brands Global, Inc. and Subsidiaries’ internal control over financial reporting as of December 29, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Dine Brands Global, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 29, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 29, 2024 and December 31, 2023, the related consolidated statements of comprehensive income, stockholders’ deficit and cash flows for each of the three years in the period ended December 29, 2024, and the related notes and our report dated March 5, 2025 expressed an unqualified opinion thereon.

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
March 5, 2025

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information.
Securities Trading Plans of Directors and Executive Officers
During the fourth quarter of fiscal 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a Rule 10b5-1 trading plan or a non-Rule 10b5-1 trading arrangement for our securities (as defined in Item 408(c) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information included in the sections entitled “Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Information about our Executive Officers” and “Proposal One: Election of Directors” to be set forth in our Proxy Statement for the 2025 Annual Meeting of Shareholders (“2025 Proxy Statement”) is hereby incorporated by reference into this Item.

We have adopted an Insider Trading Policy governing the purchase, sale, and/or other dispositions of our securities by our officers, employees and members of our Board of Directors that is reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable NYSE listing standards. A copy of our Insider Trading Policy is filed with this Annual Report on Form 10-K as Exhibit 19.
Item 11.    Executive Compensation.
The information included in the sections entitled “Executive Compensation,” “Director Compensation” and "Compensation Committee Interlocks and Insider Participation" to be set forth in our 2025 Proxy Statement is hereby incorporated by reference into this Item.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information included in the section entitled “Security Ownership of Certain Beneficial Owners and Management” and "Equity Compensation Plan Information" to be set forth in our 2025 Proxy Statement is hereby incorporated by reference into this Item. Please refer to Note 14 - Stock-Based Incentive Plans, of the Notes to the Consolidated Financial Statements for a description of the Plans.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information included in the sections entitled “Corporate Governance—Certain Relationships and Related Person Transactions” and “Corporate Governance—Director Independence” to be set forth in our 2025 Proxy Statement is hereby incorporated by reference into this item.
Item 14.    Principal Accountant Fees and Services.
The information included in the section entitled “Audit-Related Matters” to be set forth in our 2025 Proxy Statement is hereby incorporated by reference into this item.

PART IV
Item 15.    Exhibits and Financial Statement Schedules.
(a)(1) Consolidated Financial Statements
The following documents are contained in Part II, Item 8 of this Annual Report on Form 10-K:
•Reports of Independent Registered Public Accounting Firm.
•Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023.
•Consolidated Statements of Comprehensive Income for each of the three years in the period ended
December 31, 2024.
•Consolidated Statements of Stockholders' Deficit for each of the three years in the period ended
December 31, 2024.
•Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2024.
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

†10.1
Dine Brands Global, Inc. 2019 Stock Incentive Plan, as amended (Appendix B to Registrant’s Definitive Proxy Statement with respect to the 2022 Annual Meeting of Stockholders filed on March 30, 2022 is incorporated herein by reference).

†10.2
Dine Brands Global, Inc. 2019 Stock Incentive Plan Cash-Settled Restricted Stock Unit Agreement - Employees - 3-year Ratable Vesting (Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended June 30, 2019 is incorporated herein by reference).

†10.3
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

†10.48	DineEquity, Inc. 2011 Stock Incentive Plan (Annex A to Registrant's Proxy Statement, filed on April 13, 2011 is incorporated herein by reference).
†10.49
DineEquity, Inc. 2011 Stock Incentive Plan Nonqualified Stock Option Agreement (Employees) (Exhibit 10.10 to Registrant's Form 10-K for the year ended December 31, 2011 is incorporated herein by reference).

†10.50
DineEquity, Inc. 2011 Stock Incentive Plan Restricted Stock Award Agreement (Employees) (Exhibit 10.12 to Registrant's Form 10-K for the year ended December 31, 2011 is incorporated herein by reference).

†10.51
DineEquity, Inc. 2011 Stock Incentive Plan Restricted Stock Award Agreement (1/4th Annual Vesting - Employees) (Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended June 30, 2015 is incorporated herein by reference).

†10.52
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

†10.56	IHOP Corp. 2001 Stock Incentive Plan Non-Qualified Stock Option Agreement (Exhibit 10.15 to Registrant's 2003 Form 10-K is incorporated herein by reference).
†10.57	IHOP Corp 2001 Stock Incentive Plan as amended and restated (Appendix A to Registrant's Proxy Statement, filed on April 17, 2008 is incorporated herein by reference).
†10.58	DineEquity, Inc. Senior Executive Incentive Plan as amended and restated (Annex A to Registrant's Proxy Statement, filed on April 5, 2012 is incorporated herein by reference).
†10.59	Form of DineEquity, Inc. Indemnification Agreement (Exhibit 10.27 to Registrant's Form 10-K for the year ended December 31, 2011 is incorporated herein by reference).
†10.60	Dine Brands Global, Inc. Nonqualified Deferred Compensation Plan (Exhibit 10.53 to Registrant’s Form 10-K for the year ended December 31, 2018 is incorporated herein by reference).
†10.61	Amendment to Dine Brands Global, Inc. Nonqualified Deferred Compensation Plan (Exhibit 10.54 to Registrant’s Form 10-K for the year ended December 31, 2018 is incorporated herein by reference).
10.62
Purchase Agreement, dated May 28, 2019, among the Registrant, certain subsidiaries of the Registrant, Barclays Capital Inc. and Credit Suisse Securities (USA) LLC. (Exhibit 99.1 to the Registrant’s Form 8-K filed on May 28, 2019 is incorporated herein by reference).

10.63
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

10.64
Guarantee and Collateral Agreement, dated September 30, 2014, and amended and restated as of June 5, 2019, among certain special-purpose, wholly-owned indirect subsidiaries of the Registrant, each as guarantor, in favor of Citibank, N.A., as Trustee (Exhibit 10.2 to Registrant’s Form 8-K filed on June 5, 2019 is incorporated herein by reference).

10.65
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

10.66
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

†10.67
Employment Agreement dated as of November 13, 2020 by and between the Registrant and John W. Peyton (Exhibit 10.76 to Registrant's Form 10-K for the year ended December 31, 2020 is incorporated herein by reference).

†10.68
Nonqualified Stock Option Agreement, dated January 4, 2021, by and between the Registrant and John W. Peyton (Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended March 31, 2021 is incorporated herein by reference)

†10.69
Restricted Stock Unit Agreement, dated January 4, 2021, by and between the Registrant and John W. Peyton (Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended March 31, 2021 is incorporated herein by reference)

†10.70
Employment Agreement, dated May 10, 2021, by and between the Registrant and Vance Y. Chang (Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended June 30, 2021 is incorporated herein by reference)

†10.71
Employment Agreement, dated effective March 9, 2022 by and between the Registrant and Jay D. Johns (Exhibit 10.2 to Registrant’s Form 8-K filed on February 18, 2022 is incorporated herein by reference.)

*†10.72	Dine Brands Global, Inc. Executive Severance and Change in Control Plan, amended and restated effective as of February 19, 2025.
10.73
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

†10.74
Amendment to Employment Agreement dated as of May 15, 2023 by and between the Registrant and John W. Peyton (Exhibit 10.2 to Registrants From 10-Q filed on August 3, 2023 is incorporated herein by reference).

10.75
Purchase Agreement, dated March 29, 2023, among the Corporation, certain subsidiaries of the Corporation and Guggenheim Securities, LLC. (Exhibit 99.1 to the Registrant’s Form 8-K filed on March 29, 2023 is incorporated herein by reference).

*†10.76	Second Amendment to Employment Agreement dated as of February 28, 2025 by and between the Registrant and John W. Peyton
*†10.77	Dine Brands Global, Inc. 2019 Stock Incentive Plan Performance Award Agreement - Employees - Cash Settled - Two-Year Performance.
*†10.78	Dine Brands Global, Inc. 2019 Stock Incentive Plan Performance Award Agreement - Employees - Cash-Settled - Three-Year Performance.
*19	Dine Brands Global, Inc. Insider Trading Policy, dated as of December 11, 2013.
*21.1	Subsidiaries of Dine Brands Global, Inc.
*23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
*31.1	Certification of CEO pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
*31.2	Certification of CFO pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
**32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*97	Dine Brands Global, Inc. Policy on Recoupment of Incentive Compensation
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Schema Document.***
101.CAL	Inline XBRL Calculation Linkbase Document.***
101.DEF	Inline XBRL Definition Linkbase Document.***
101.LAB	Inline XBRL Label Linkbase Document.***
101.PRE	Inline XBRL Presentation Linkbase Document.***
104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 5th day of March, 2025.

DINE BRANDS GLOBAL, INC.
By:	/s/ JOHN W. PEYTON
John W. Peyton Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities indicated, on this 5th day of March, 2025.

Name	Title

/s/ JOHN W. PEYTON	Chief Executive Officer (Principal Executive Officer), Director
John W. Peyton

/s/ VANCE Y. CHANG	Chief Financial Officer (Principal Financial Officer)
Vance Y. Chang

/s/ ALLISON HALL	Chief Accounting Officer (Principal Accounting Officer)
Allison Hall

/s/ RICHARD J. DAHL	Chairman, Director
Richard J. Dahl

/s/ HOWARD M. BERK	Director
Howard M. Berk

/s/ MICHAEL C. HYTER	Director
Michael C. Hyter

/s/ CAROLINE W. NAHAS	Director
Caroline W. Nahas

/s/ DOUGLAS M. PASQUALE	Director
Douglas M. Pasquale

/s/ MARTHA C. POULTER	Director
Martha C. Poulter

/s/ MATT RYAN	Director
Matt Ryan

/s/ ARTHUR F. STARRS	Director
Arthur F. Starrs

/s/ LILIAN C. TOMOVICH	Director
Lilian C. Tomovich