Form 10-Q
period 2025-03-31
Dine Brands Global, Inc.
filed 2025-05-07
CIK 49754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2025
 OR
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

As of April 24, 2025, the Registrant had 15,625,779 shares of Common Stock outstanding.

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
These statements involve known and unknown risks, uncertainties, and other factors, which may cause actual results to be materially different from those expressed or implied in such statements. These factors include, but are not limited to: general economic conditions, including the impact of inflation, particularly as it may impact our franchisees directly; our level of indebtedness; compliance with the terms of our securitized debt; our ability to refinance our current indebtedness or obtain additional financing; our dependence on information technology; potential cyber incidents; the implementation of corporate strategies, including restaurant development plans; our dependence on our franchisees; the concentration of our Applebee’s franchised restaurants in a limited number of franchisees; the financial health of our franchisees, including any insolvency or bankruptcy; credit risks from our IHOP franchisees operating under our previous IHOP business model in which we built and equipped IHOP restaurants and then franchised them to franchisees; insufficient insurance coverage to cover potential risks associated with the ownership and operation of restaurants; our franchisees’ and other licensees’ compliance with our quality standards and trademark usage; general risks associated with the restaurant industry; potential harm to our brands’ reputation; risks of food-borne illness or food tampering; possible future impairment charges; trading volatility and fluctuations in the price of our stock; our ability to achieve the financial guidance we provide to investors; successful implementation of our business strategy; the availability of suitable locations for new restaurants; shortages or interruptions in the supply or delivery of products from third parties or availability of utilities; the management and forecasting of appropriate inventory levels; development and implementation of innovative marketing and use of social media; changing health or dietary preference of consumers; changes in U.S. government regulation and trade policies, including the imposition of tariffs and other trade barriers; risks associated with doing business in international markets; the results of litigation and other legal proceedings; third-party claims with respect to intellectual property assets; delivery initiatives and use of third-party delivery vendors; our allocation of human capital and our ability to attract and retain management and other key employees; compliance with federal, state and local governmental regulations; risks associated with our self-insurance; risks of major natural disasters, including earthquake, wildfire, tornado, flood or a man-made disaster, including terrorism, civil unrest or a cyber incident; risks of volatile and adverse weather conditions as a result of climate change; pandemics, epidemics, or other serious incidents; our success with development initiatives outside of our core business; the adequacy of our internal controls over financial reporting and future changes in accounting standards; changes in tax laws; failure to meet investor and stakeholder expectations regarding business responsibility matters; and other factors discussed from time to time in the "Risk Factors" section of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and in the Corporation's other filings with the Securities and Exchange Commission, many of which are beyond our control.
Fiscal Quarter End
The Company’s fiscal quarters end on the Sunday closest to the last day of each calendar quarter. For convenience, the fiscal quarters of each year are referred to as ending on March 31, June 30, September 30 and December 31. The first fiscal quarter of 2025 began on December 30, 2024 and ended on March 30, 2025. The first fiscal quarter of 2024 began on January 1, 2024 and ended on March 31, 2024.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.
Dine Brands Global, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$186,505	$186,650
Receivables, net of allowance of $5,398 (2025) and $3,383 (2024)	91,151	115,218
Restricted cash	44,439	42,448
Prepaid gift card costs	22,299	28,552
Prepaid income taxes	—	1,446
Other current assets	15,727	11,685
Total current assets	360,121	385,999
Non-current restricted cash	19,500	19,500
Property and equipment, net	155,251	156,134
Operating lease right-of-use assets	332,907	323,468
Deferred rent receivable	23,076	24,804
Long-term receivables, net of allowance of $1,314 (2025) and $1,354 (2024)	34,293	35,873
Goodwill	248,622	248,622
Other intangible assets, net	570,262	575,654
Other non-current assets, net	22,308	20,530
Total assets	$1,766,340	$1,790,584
Liabilities and Stockholders’ Deficit
Current liabilities:
Current maturities of long-term debt	$100,000	$100,000
Accounts payable	35,838	37,718
Gift card liability	149,122	177,584
Current maturities of operating lease obligations	64,913	65,336
Current maturities of finance lease and financing obligations	6,448	6,387
Accrued employee compensation and benefits	11,089	16,674
Accrued advertising expenses	6,520	4,735
Dividends payable	7,975	7,790
Other accrued expenses	32,774	29,081
Total current liabilities	414,679	445,305
Long-term debt, net, less current maturities	1,087,084	1,086,551
Operating lease obligations, less current maturities	320,430	310,476
Finance lease obligations, less current maturities	36,236	34,286
Financing obligations, less current maturities	21,730	23,251
Deferred income taxes, net	50,079	54,572
Deferred franchise revenue, long-term	35,397	36,700
Other non-current liabilities	16,451	15,462
Total liabilities	1,982,086	2,006,603
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $1 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; shares: 40,000,000 authorized; March 31, 2025 - 24,698,028 issued, 15,635,229 outstanding; December 31, 2024 - 24,756,637 issued, 15,273,210 outstanding	247	248
Additional paid-in-capital	233,443	254,814
Retained earnings	183,857	183,614
Accumulated other comprehensive loss	(75)	(76)
Treasury stock, at cost; shares: March 31, 2025 - 9,062,799; December 31, 2024 - 9,483,427	(633,218)	(654,619)
Total stockholders’ deficit	(215,746)	(216,019)
Total liabilities and stockholders’ deficit	$1,766,340	$1,790,584
See the accompanying Notes to Consolidated Financial Statements.

Dine Brands Global, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Revenues:
Franchise revenues:
Royalties, franchise fees and other	$95,724	$100,616
Advertising revenues	70,490	75,261
Total franchise revenues	166,214	175,877
Company restaurant sales	21,573	274
Rental revenues	26,655	29,549
Financing revenues	338	535
Total revenues	214,780	206,235
Cost of revenues:
Franchise expenses:
Advertising expenses	70,490	75,261
Bad debt expense	1,660	183
Other franchise expenses	9,043	11,029
Total franchise expenses	81,193	86,473
Company restaurant expenses	22,006	299
Rental expenses:
Interest expense from finance leases	689	740
Other rental expenses	20,521	21,215
Total rental expenses	21,210	21,955
Financing expenses	61	84
Total cost of revenues	124,470	108,811
Gross profit	90,310	97,424
General and administrative expenses	51,337	52,187
Interest expense, net	17,727	18,072
Closure and impairment charges	5,846	634
Amortization of intangible assets	2,716	2,722
Gain on disposition of assets	(111)	(237)
Income before income taxes	12,795	24,046
Income tax provision	(4,598)	(6,573)
Net income	8,197	17,473
Other comprehensive income (loss) net of tax:
Foreign currency translation adjustment	1	(2)
Total comprehensive income	$8,198	$17,471
Net income available to common stockholders:
Net income	$8,197	$17,473
Less: Net income allocated to unvested participating restricted stock	(353)	(512)
Net income available to common stockholders	$7,844	$16,961

Net income available to common stockholders per share:
Basic	$0.53	$1.13
Diluted	$0.53	$1.13
Weighted average shares outstanding:
Basic	14,907	14,980
Diluted	14,907	14,980
See the accompanying Notes to Consolidated Financial Statements.

Dine Brands Global, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Deficit
(In thousands except shares)
(Unaudited)

	Three Months Ended March 31, 2025
	Common Stock				Accumulated Other Comprehensive Loss	Treasury Stock
	Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings		Shares	Cost	Total
Balance at December 31, 2024	15,273,210	$248	$254,814	$183,614	$(76)	9,483,427	$(654,619)	$(216,019)
Net income	—	—	—	8,197	—	—	—	8,197
Other comprehensive income	—	—	—	—	1	—	—	1
Purchase of Company common stock	(64,869)	—	—	—	—	64,869	(1,637)	(1,637)
Reissuance of treasury stock	485,497	(1)	(23,038)	—	—	(485,497)	23,038	(1)
Net issuance of shares for stock plans	9,788	—	—	—	—	—	—	—
Repurchase of restricted shares for taxes	(68,397)	—	(1,708)	—	—	—	—	(1,708)
Stock-based compensation	—	—	3,365	—	—	—	—	3,365
Dividends on common stock	—	—	30	(7,954)	—	—	—	(7,924)
Tax payments for share settlement of restricted stock units	—	—	(20)	—	—	—	—	(20)
Balance at March 31, 2025	15,635,229	$247	$233,443	$183,857	$(75)	9,062,799	$(633,218)	$(215,746)

	Three Months Ended March 31, 2024
	Common Stock				Accumulated Other Comprehensive Loss	Treasury Stock
	Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings		Shares	Cost	Total
Balance at December 31, 2023	15,344,768	$249	$256,542	$150,008	$(64)	9,525,761	$(657,709)	$(250,974)
Net income	—	—	—	17,473	—	—	—	17,473
Other comprehensive loss	—	—	—	—	(2)	—	—	(2)
Purchase of Company common stock	(128,479)	—	—	—	—	128,479	(6,000)	(6,000)
Reissuance of treasury stock	277,117	(1)	(13,445)	—	—	(277,117)	13,445	(1)
Net issuance of shares for stock plans	8,268	—	—	—	—	—	—	—
Repurchase of restricted shares for taxes	(48,673)	—	(2,347)	—	—	—	—	(2,347)
Stock-based compensation	—	—	4,923	—	—	—	—	4,923
Dividends on common stock	—	—	36	(7,884)	—	—	—	(7,848)
Tax payments for share settlement of restricted stock units	—	—	(29)	—	—	—	—	(29)
Balance at March 31, 2024	15,453,001	$248	$245,680	$159,597	$(66)	9,377,123	$(650,264)	$(244,805)

See the accompanying Notes to Consolidated Financial Statements.

Dine Brands Global, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities:
Net income	$8,197	$17,473
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	10,362	9,741
Non-cash closure and impairment charges	5,846	634
Non-cash stock-based compensation expense	3,365	4,923
Non-cash interest expense	856	803
Deferred income taxes	(4,562)	1,086
Deferred revenue	(3,709)	(1,583)
Provision for doubtful accounts	1,660	183
Gain on disposition of assets	(111)	(237)
Other	318	(212)
Changes in operating assets and liabilities:
Receivables, net	(1,655)	1,650
Deferred rent receivable	1,728	2,186
Current income tax receivable and payable	7,546	9,388
Gift card receivable and payable	3,555	(978)
Other current assets	(4,791)	5,120
Accounts payable	(414)	(2,158)
Operating lease assets and liabilities	(3,410)	(3,327)
Accrued employee compensation and benefits	(5,741)	(11,449)
Accrued advertising	(2,306)	(2,801)
Other current liabilities	(601)	111
Cash flows provided by operating activities	16,133	30,553
Cash flows from investing activities:
Principal receipts from notes, equipment contracts and other long-term receivables	1,820	2,525
Additions to property and equipment	(3,325)	(3,335)
Proceeds from sale of property and equipment	1,049	81
Additions to long-term receivables	(1,359)	(371)
Other	(65)	(74)
Cash flows used in investing activities	(1,880)	(1,174)
Cash flows from financing activities:
Dividends paid on common stock	(7,790)	(7,827)
Repurchase of common stock	(1,637)	(6,000)
Principal payments on finance lease and financing obligations	(1,251)	(1,640)
Repurchase of restricted stock for tax payments upon vesting	(1,708)	(2,347)
Tax payments for share settlement of restricted stock units	(21)	(29)
Other	—	(3)
Cash flows used in financing activities	(12,407)	(17,846)
Net change in cash, cash equivalents and restricted cash	1,846	11,533
Cash, cash equivalents and restricted cash at beginning of period	248,598	200,592
Cash, cash equivalents and restricted cash at end of period	$250,444	$212,125
Supplemental disclosures:
Interest paid in cash	$19,549	$19,846
Income taxes paid in cash	$1,665	$2,907
Non-cash conversion to notes receivable	$991	$—
See the accompanying Notes to Consolidated Financial Statements.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1. General
The accompanying unaudited consolidated financial statements of Dine Brands Global, Inc. (the “Company” or “Dine Brands Global”) have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2025.
The consolidated balance sheet at December 31, 2024 has been derived from the audited consolidated financial statements at that date but does not include all of information and footnotes required by U.S. GAAP for complete financial statements.
These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
2. Basis of Presentation
The Company’s fiscal quarters end on the Sunday closest to the last day of each calendar quarter. For convenience, the fiscal quarters of each year are referred to as ending on March 31, June 30, September 30 and December 31. The first fiscal quarter of 2025 began on December 30, 2024 and ended on March 30, 2025. The first fiscal quarter of 2024 began on January 1, 2024 and ended on March 31, 2024.
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
3. Recent Accounting Pronouncements
Recently Issued Accounting Standards
In November 2023, the FASB issued ASU No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure," which updates reportable segment disclosure requirements. The ASU primarily requires enhanced disclosures about significant segment expenses and information used to assess segment performance that are regularly provided to the chief operating decision maker. The Company adopted ASU 2023-07 effective January 1, 2024, and applied the disclosure requirements retrospectively to all prior periods presented in the financial statements. Upon adoption, the new standard did not have an impact on the Company's Consolidated Balance Sheets, Consolidated Statements of Comprehensive Income, or the Consolidated Statements of Cash Flows.
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
The following table disaggregates franchise revenues by major type for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Franchise Revenues:
Royalties	$76.3	$80.2
Advertising revenues	70.5	75.3
Proprietary product sales and other	17.0	18.0
Franchise and development fees	2.4	2.4
Total franchise revenues	$166.2	$175.9
Changes in the Company's contract liability for deferred franchise and development fees during the three months ended March 31, 2025 were as follows:

Deferred Franchise Revenue (short- and long-term)
(In millions)
Balance at December 31, 2024	$42.7
Recognized as revenue during the three months ended March 31, 2025	(2.3)
Fees deferred during the three months ended March 31, 2025	0.8
Balance at March 31, 2025	$41.2
The balance of deferred revenue as of March 31, 2025 is expected to be recognized as follows:

(In millions)
2025 (remaining nine months)	$4.4
2026	5.1
2027	4.4
2028	3.5
2029	3.3
Thereafter	20.5
Total	$41.2
5. Receivables and Current Expected Credit Losses (“CECL”)
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
5. Receivables and Current Expected Credit Losses (Continued)
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
Notes Receivable
Notes receivable balances primarily relate to the conversion of certain past due franchisee accounts receivable to notes receivable, cash loans to franchisees for working capital purposes, notes receivable in connection with the sale of IHOP and Applebee's company restaurants, franchise fees and other notes. The notes are typically collateralized by the franchise. A portion of these notes have specific reserves recorded against them amounting to $1.4 million as of March 31, 2025.
Equipment Leases Receivable
Equipment leases receivable primarily relate to IHOP franchise development activity prior to 2003 when IHOP typically leased or purchased the restaurant site, built and equipped the restaurant, then franchised the restaurant to a franchisee. Equipment lease contracts are collateralized by the equipment in the restaurant. The estimated fair value of the equipment collateralizing these lease contracts are not deemed to be significant given the very seasoned and mature nature of this portfolio. The weighted average remaining life of the Company’s equipment leases is 2.4 years as of March 31, 2025.
Real Estate Leases Receivable
Real estate leases receivable primarily relate to IHOP franchise development activity prior to 2003 when IHOP provided the financing for leasing or subleasing the site. Real estate leases at March 31, 2025 comprised of 15 leases with a weighted average remaining life of 10.3 years, and relate to locations that IHOP is leasing from third parties and subleasing to franchisees.

	March 31, 2025	December 31, 2024
	(In millions)
Accounts receivable	$79.1	$72.0
Gift card receivable	5.4	34.7
Notes receivable	16.6	14.7
Financing receivable:
Equipment leases receivable	11.8	13.2
Real estate leases receivable	18.0	18.3
Other receivables	1.2	2.9
	132.2	155.8
Less: allowance for credit losses and notes receivable	(6.7)	(4.7)
	125.4	151.1
Less: current portion	(91.2)	(115.2)
Long-term receivables	$34.3	$35.9
Changes in the allowance for credit losses during the three months ended March 31, 2025 were as follows:

	Accounts Receivable	Notes Receivable, short-term	Notes Receivable, long-term	Real estate leases receivable	Equipment leases receivable	Other (1)	Total
	(In millions)
Balance, December 31, 2024	$3.1	$0.3	$0.8	$0.1	$0.5	$0.0	$4.7
Bad debt expense	1.2	0.3	0.0	0.1	0.0	—	1.7
Advertising provision adjustment	0.6	—	—	—	—	—	0.6
Write-offs	(0.1)	—	—	(0.1)	(0.1)	—	(0.3)
Balance, March 31, 2025	$4.8	$0.6	$0.8	$0.1	$0.4	$0.0	$6.7

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
5. Receivables and Current Expected Credit Losses (Continued)
(1) Primarily gift card receivable and credit card receivable.
The Company's primary credit quality indicator for all portfolio segments is delinquency. Generally, the notes receivables, leases receivables, equipment receivables, and other receivables (primarily consists of credit card receivables) are not delinquent.
The year of origination of the Company's financing receivables at March 31, 2025 is as follows:

	Notes Receivable, short and long-term	Real estate leases receivable	Equipment leases receivable	Total
	(In millions)
2025	$2.3	$—	$0.1	$2.4
2024	8.4	1.9	0.3	10.6
2023	5.1	3.3	0.5	8.9
2022	0.5	7.6	—	8.1
2021	0.3	2.1	—	2.4
Prior	0.0	3.1	10.9	14.0
Total	$16.6	$18.0	$11.8	$46.4
The Company does not place its financing receivables in non-accrual status.
6. Leases
The Company engages in leasing activity as both a lessee and a lessor. The Company currently leases from third parties the real property on which 494 IHOP franchisee-operated restaurants are located; the Company (as lessor) subleases the property to the franchisees that operate those restaurants. The Company also leases property it owns to the franchisees that operate 51 IHOP restaurants and one Applebee's restaurant. The Company leases from a third party the real property on which 47 Applebee's company-operated restaurants, 10 IHOP company-operated restaurants and one Fuzzy's company-operated restaurant is located. The Company also leases office space for its principal corporate office in Pasadena, California and a restaurant support center in Irving, Texas. The Company does not have a significant amount of non-real estate leases.
The Company's existing leases/subleases related to IHOP restaurants generally provide for an initial term of 20 to 25 years, with most having one or more five-year renewal options. Leases related to Applebee's restaurants generally have an initial term of 10 to 20 years, with renewal terms of five to 20 years. Option periods were not included in determining liabilities and right-of-use assets related to operating leases. Restaurants associated with 282 of the Company's leases met the sales levels that required variable rent payments to the Company (as lessor), based on a percentage of restaurant sales during the three months ended March 31, 2025. Restaurants associated with 35 of the Company's leases met the sales levels that required variable rent payments by the Company (as lessee), based on a percentage of restaurant sales during the three months ended March 31, 2025.
The Company's lease (income) cost for the three months ended March 31, 2025 and 2024 was as follows:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Finance lease cost:
Amortization of right-of-use assets	$0.7	$0.7
Interest on lease liabilities	0.7	0.7
Operating lease cost	19.9	18.2
Variable lease cost	2.1	2.0
Short-term lease cost	0.0	0.0
Sublease income	(24.5)	(27.2)
Lease income	$(1.1)	$(5.5)

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
6. Leases (Continued)
Future minimum lease payments under noncancellable leases as lessee as of March 31, 2025 were as follows:

	Finance Leases	Operating Leases
	(In millions)
2025 (remaining nine months)	$5.9	$66.6
2026	7.9	86.9
2027	6.9	67.1
2028	5.2	51.2
2029	5.3	48.3
Thereafter	23.8	170.1
Total minimum lease payments	55.0	490.3
Less: interest/imputed interest	(13.8)	(104.9)
Total obligations	41.2	385.4
Less: current portion	(5.1)	(64.9)
Long-term lease obligations	$36.2	$320.5
Other lease information is as follows:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Assets obtained in exchange for operating lease obligations	$32.3	$16.7
Assets obtained in exchange for finance lease obligations	$3.4	$3.6
The weighted average remaining lease term as of March 31, 2025 was 5.7 years for finance leases and 6.3 years for operating leases. The weighted average discount rate as of March 31, 2025 was 9.1% for finance leases and 6.1% for operating leases.
During the three months ended March 31, 2025 and 2024, the Company made the following cash payments for leases:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Principal payments on finance lease obligations	$1.2	$1.6
Interest payments on finance lease obligations	0.7	0.7
Payments on operating leases	21.2	19.7
Variable lease payments	2.2	2.0
The Company's income from operating leases for the three months ended March 31, 2025 and 2024 was as follows:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Minimum lease payments	$22.2	$24.5
Variable lease income	4.1	4.5
Total operating lease income	$26.3	$29.0

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
6. Leases (Continued)
Future minimum payments to be received as lessor under noncancellable operating leases as of March 31, 2025 were as follows:

(In millions)
2025 (remaining nine months)	$70.6
2026	82.7
2027	65.9
2028	49.7
2029	42.0
Thereafter	146.8
Total minimum rents receivable	$457.7
The Company's income from real estate leases for the three months ended March 31, 2025 and 2024 was as follows:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Interest income	$0.3	$0.3
Variable lease income	0.1	0.1
Selling profit	—	0.2
Total real estate lease income	$0.4	$0.6
Future minimum payments to be received as lessor under noncancellable real estate leases as of March 31, 2025 were as follows:

(In millions)
2025 (remaining nine months)	$1.9
2026	2.5
2027	2.5
2028	2.5
2029	2.5
Thereafter	12.9
Total minimum rents receivable	24.8
Less: unearned income	(6.9)
Total real estate leases receivable	17.9
Less: current portion	(1.4)
Long-term real estate leases receivable	$16.5

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7. Long-Term Debt
At March 31, 2025 and December 31, 2024, long-term debt consisted of the following components:

	March 31, 2025	December 31, 2024
	(In millions)
Series 2019-1 4.723% Fixed Rate Senior Secured Notes, Class A-2-II	$594.0	$594.0
Series 2022-1 Variable Funding Senior Secured Notes, Class A-1, variable interest rate of 6.93% and 7.14% at March 31, 2025 and December 31, 2024, respectively	100.0	100.0
Series 2023-1 7.824% Fixed Rate Senior Secured Notes, Class A-2	500.0	500.0
Unamortized debt issuance costs	(6.9)	(7.4)
Long-term debt, net of debt issuance costs	1,187.1	1,186.6
Less: current portion of long-term debt	(100.0)	(100.0)
Long-term debt	$1,087.1	$1,086.6
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
2019 Class A-2 Notes
The 2019 Class A-2-I Notes were voluntarily repaid in full on April 17, 2023, while the 2019 Class A-2-II Notes remain outstanding as of March 31, 2025. For a description of the 2019 Class A-2-I Notes, refer to Note 8 — Long-Term Debt of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The legal final maturity of the 2019 Class A-2-II Notes is June 2049, but rapid amortization will apply if the 2019 Class A-2-II Notes are not repaid by June 2026 (the “2019 Class A-2-II Anticipated Repayment Date”). If the Co-

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
7. Long-Term Debt (Continued)
Issuers have not repaid or refinanced the 2019 Class A-2-II Notes by the 2019 Class A-2-II Anticipated Repayment Date, then additional interest will accrue on the 2019 Class A-2-II Notes, as applicable, at the greater of: (A) 5.0% and (B) the amount, if any, by which the sum of the following exceeds the applicable 2019 Class A-2-II Note interest rate: (x) the yield to maturity (adjusted to a quarterly bond-equivalent basis) on the 2019 Class A-2-II Anticipated Repayment Date of the United States Treasury Security having a term closest to 10 years plus (y) 7.64% for the 2019 Class A-2-II Notes.
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
As of March 31, 2025, the Company's leverage ratio was approximately 4.15x. As a result, quarterly principal payments on the 2019 Class A-2-II Notes of $1.5 million currently are not required.
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
As of March 31, 2025, the outstanding balance of the Credit Facility was $100 million. The amount of $0.6 million was pledged against the Credit Facility for outstanding letters of credit, leaving $224.4 million of the Credit Facility available for borrowing at March 31, 2025. It is anticipated that any principal and interest on the Credit Facility outstanding will be repaid in full on or prior to the quarterly payment date in June 2027, subject to two additional one-year extensions at the option of the Company upon the satisfaction of certain conditions. The letters of credit are used primarily to satisfy insurance-related collateral requirements. The weighted average interest rate for the period outstanding during the three months ended March 31, 2025 was 6.95%.
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
As of March 31, 2025, the Company's leverage ratio was approximately 4.15x. As a result, quarterly principal payments on the 2023 Class A-2 Notes of $1.25 million currently are not required.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
7. Long-Term Debt (Continued)
The Company may voluntarily repay the 2023 Class A-2 Notes at any time; however, if the 2023 Class A-2 Notes are repaid prior to certain dates, the Company would be required to pay make-whole premiums. As of March 31, 2025, the make-whole premium associated with voluntary prepayment of the 2023 Class A-2 Notes was approximately $27.2 million. The Company also would be subject to a make-whole premium in the event of a mandatory prepayment required following a Rapid Amortization Event or certain asset dispositions. The mandatory make-whole premium requirements are considered derivatives embedded in the Notes that must be bifurcated for separate valuation. The Company estimated the fair value of these derivatives to be immaterial as of March 31, 2025, based on the probability-weighted discounted cash flows associated with either event.
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
In general, the DSCR ratio is Net Cash Flow (as defined in the Indenture) for the four quarters preceding the calculation date divided by the total debt service payments (as defined in the Indenture) of the preceding four quarters. The complete definitions of the DSCR and all calculation elements are contained in the Indenture. Failure to maintain a prescribed DSCR can trigger a Cash Flow Sweeping Event, A Rapid Amortization Event, a Manager Termination Event or a Default Event (each as defined in the Indenture) as described below. In a Cash Flow Sweeping Event, the Trustee is required to retain 50% of excess Cash Flow (as defined in the Indenture) in a restricted account. In a Rapid Amortization Event, all excess Cash Flow is retained and used to retire principal amounts of debt. In a Manager Termination Event, the Company may be replaced as manager of the assets securitized under the Indenture. In a Default Event, the outstanding principal amount and any accrued but unpaid interest can be called to become immediately due and payable. Key DSCRs are as follows:
•DSCR less than 1.75x - Cash Flow Sweeping Event
•DSCR less than 1.20x - Rapid Amortization Event
•Interest-only DSCR less than 1.20x - Manager Termination Event
•Interest-only DSCR less than 1.10x - Default Event
The Company's DSCR for the reporting period ended March 31, 2025 was approximately 3.4x.
Debt Issuance Costs
2023 Class A-2 Notes
The Company incurred costs of approximately $8.0 million in connection with the issuance of the 2023 Class A-2 Notes. These debt issuance costs are being amortized using the effective interest method over the estimated life of the 2023 Class A-2 Notes. Amortization costs of $0.3 million and $0.3 million were included in interest expense for the three months ended March

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
7. Long-Term Debt (Continued)
31, 2025 and 2024, respectively. As of March 31, 2025, unamortized debt issuance costs of $5.9 million are reported as a direct reduction of the 2023 Series Class A-2 Notes in the Consolidated Balance Sheets.
2022 Class A-1 Notes
In August 2022, the Company incurred costs of approximately $6.3 million in connection with the issuance of the Credit Facility. These debt issuance costs are being amortized over the estimated life of the Credit Facility. Amortization costs of $0.3 million and $0.3 million of these costs were included in interest expense for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, unamortized debt issuance costs of $3.1 million related to the Credit Facility are classified as other non-current assets in the Consolidated Balance Sheets.
2019 Class A-2 Notes
The Company incurred costs of approximately $12.9 million in connection with the issuance of the 2019 Class A-2 Notes. These debt issuance costs are being amortized using the effective interest method over estimated life of each tranche of the 2019 Class A-2 Notes. Amortization costs of $0.2 million and $0.2 million were included in interest expense for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, unamortized debt issuance costs of $1.0 million are reported as a direct reduction of the 2019 Class A-2-II Notes in the Consolidated Balance Sheets.
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
8. Stockholders' Deficit
Dividends
Dividends declared and paid per share for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025	2024
Dividends declared per common share	$0.51	$0.51
Dividends paid per common share	$0.51	$0.51
During the three months ended March 31, 2025 and 2024, the Company paid dividends of $7.8 million and $7.8 million, respectively.
On February 21, 2025, the Board of Directors declared a first quarter 2025 cash dividend of $0.51 per share of common stock, paid on April 4, 2025 to the stockholders of record as of the close of business on March 17, 2025.
On November 22, 2024, the Board of Directors declared a fourth quarter 2024 cash dividend of $0.51 per share of common stock, paid on January 7, 2025 to the stockholders of record as of the close of business on December 20, 2024.
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

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
8. Stockholders' Deficit (Continued)
During the three months ended March 31, 2025, the Company repurchased 64,869 shares of common stock at a cost of $1.6 million. Cumulatively, the Company repurchased 1,930,268 shares at a cost of $118.4 million. As of March 31, 2025, a remaining amount of $131.6 million in the value of shares may be repurchased under the 2022 Repurchase Program.
Treasury Stock
Repurchases of the Company's common stock are included in treasury stock at the cost of shares repurchased plus any transaction costs. Treasury stock may be re-issued when stock options are exercised, when restricted stock awards are granted and when restricted stock units settle in stock upon vesting. The cost of treasury stock re-issued is determined using the first-in, first-out (“FIFO”) method. During the three months ended March 31, 2025, the Company re-issued 485,497 shares of treasury stock at a total FIFO cost of $23.0 million.
9. Income Taxes
The Company's effective tax rate was 35.9% for the three months ended March 31, 2025, as compared to 27.3% for the three months ended March 31, 2024. The effective tax rate for the three months ended March 31, 2025 was higher than the rate of the prior comparable period primarily due to a lower tax deduction related to stock-based compensation, resulting from the changes in our stock price.
The total gross unrecognized tax benefit as of March 31, 2025 and December 31, 2024 was $2.8 million and $2.5 million, respectively, excluding interest, penalties and related income tax benefits. The Company estimates the unrecognized tax benefit as of March 31, 2025 may decrease over the upcoming 12 months by $0.1 million related to settlements with taxing authorities and statute of limitations expirations. For the remaining liability, due to the uncertainties related to these tax matters, the Company is unable to make a reasonable estimate as to when cash settlement with a taxing authority will occur.
The accrued interest as of March 31, 2025 and December 31, 2024 was $0.8 million and $0.8 million, respectively, excluding any related income tax benefits. The Company recognizes interest accrued related to unrecognized tax benefits and penalties as a component of the income tax provision recognized in the Consolidated Statements of Comprehensive Income.
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
10. Stock-Based Compensation
The following table summarizes the components of stock-based compensation expense included in general and administrative expenses in the Consolidated Statements of Comprehensive Income:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Equity classified awards expense	$3.4	$5.0
Liability classified awards expense	0.3	0.6
Total stock-based compensation expense	$3.7	$5.6
As of March 31, 2025, total unrecognized compensation expense of $24.4 million related to restricted stock and restricted stock units and $2.1 million related to stock options is expected to be recognized over a weighted average period of 1.8 years for restricted stock and restricted stock units and 1.3 years for stock options.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
10. Stock-Based Compensation (Continued)
Equity Classified Awards - Stock Options
Stock option balances at March 31, 2025, and activity for the three months ended March 31, 2025 were as follows:

	Number of Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Millions)
Outstanding at December 31, 2024	524,646	$69.89
Granted	—	—
Exercised	—	—
Expired	(10,575)	100.51
Forfeited	—	—
Outstanding at March 31, 2025	514,071	69.26	5.6	$—
Vested and Expected to Vest at March 31, 2025	502,008	69.65	5.5	$—
Exercisable at March 31, 2025	423,858	$72.39	4.9	$—
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price of the Company’s common stock on the last trading day of the first quarter of 2025 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2025. The aggregate intrinsic value will change based on the fair market value of the Company’s common stock and the number of in-the-money options.
Equity Classified Awards - Restricted Stock and Restricted Stock Units
Outstanding balances as of March 31, 2025, and activity related to restricted stock and restricted stock units for the three months ended March 31, 2025 were as follows:

	Shares of Restricted Stock	Weighted Average Grant Date Fair Value	Stock-Settled Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2024	421,459	$56.18	72,953	$46.83
Granted	485,497	26.14	52,531	26.13
Released	(172,822)	60.71	(29,297)	51.19
Forfeited	(18,682)	56.70	(36,516)	39.61
Outstanding at March 31, 2025	715,452	$34.69	59,671	$31.35
Liability Classified Awards - Long-Term Incentive Awards
The Company has granted cash long-term incentive awards (“LTIP awards”) to certain employees. The 2023 and 2024 LTIP awards vest at the end of the three-year period and are determined using multipliers from 0% to 200% of the target award based on the total stockholder return of Dine Brands Global common stock compared to the total stockholder returns of a peer group of companies.
The 2025 LTIP awards vest at the end of the three-year period and are determined using multipliers from 0% to 200% of the target award based on the Company's cumulative adjusted EBITDA, as defined and reflected in the Company’s earnings release and/or financial statements for each of the three years in the performance period, subject to adjustment based on the total stockholder returns of a peer group of companies. As of March 31, 2025, the cumulative performance target of the 2025 LTIP awards is not known; therefore, no compensation expense related to the 2025 LTIP award has been recognized.
The LTIP awards are considered stock-based compensation and are classified as liabilities measured at fair value as of the respective period end. For the three months ended March 31, 2025 and 2024, an expense of $0.3 million and $0.6 million, respectively, were included in total stock-based compensation expense related to LTIP awards. At March 31, 2025 and December 31, 2024, liabilities of $1.1 million and $0.8 million, respectively, related to LTIP awards were included as part of accrued employee compensation and benefits and other non-current liabilities in the Consolidated Balance Sheets.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
11. Net Income per Share
The computation of the Company's basic and diluted net income per share is as follows:

	Three Months Ended March 31,
	2025	2024
	(In thousands, except per share data)
Numerator for basic and diluted income per common share:
Net income	$8,197	$17,473
Less: Net income allocated to unvested participating restricted stock	(353)	(512)
Net income available to common stockholders - basic	7,844	16,961
Net income available to common stockholders - diluted	$7,844	$16,961
Denominator:
Weighted average outstanding shares of common stock - basic	14,907	14,980
Weighted average outstanding shares of common stock - diluted	14,907	14,980
Net income per common share:
Basic	$0.53	$1.13
Diluted	$0.53	$1.13
12. Segments
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
 As of March 31, 2025, the franchise operations segment consisted of 1,547 restaurants operated by Applebee’s franchisees in the United States, two U.S. territories and 15 countries outside the United States; 1,804 restaurants operated by IHOP franchisees and area licensees in the United States, two U.S. territories and 14 countries outside the United States; and 113 restaurants operated by Fuzzy's franchisees in the United States. Franchise operations revenue consists primarily of franchise royalty revenues, franchise advertising revenue, sales of proprietary products to franchisees, and other franchise fees. Franchise operations expenses include advertising expense, the cost of proprietary products, pre-opening training expenses and other franchise-related costs.
Rental operations revenue includes revenue from operating leases and interest income from real estate leases. Rental operations expenses are costs of operating leases and interest expense from finance leases on which the Company is the lessee. Financing operations revenue primarily consists of interest income from the financing of IHOP equipment leases and franchise fees and interest income on notes receivable due from franchisees. Financing operations expenses primarily are the cost of taxes related to IHOP equipment leases. As of March 31, 2025, the company restaurants segment consisted of 47 company-operated Applebee's restaurants, 10 company-operated IHOP restaurants, and one company-operated Fuzzy's restaurant located in the United States. Company-operated restaurant operation revenue consists of retail sales at company-operated restaurants. Company-operated restaurant operation expenses are operating expenses such as food, beverage, labor, benefits, utilities, rent and other operating costs.
Information on segments and a reconciliation of operating profit to income before income taxes is as follows:

Dine Brand Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
12. Segments (Continued)

	Three Months Ended March 31, 2025
	Franchise	Company Restaurants	Rental	Financing	Total
	(In millions)
Revenues	$166.2	$21.6	$26.7	$0.3	$214.8
Less: Advertising revenue	70.5	—	—	—	70.5
Revenues excluding advertising revenue	$95.7	$21.6	$26.7	$0.3	$144.3

Less:
Interest expense from finance leases	—	—	0.7	—	0.7
Depreciation and amortization	0.1	0.6	2.4	0.0	3.1
Other segment items(a)	10.6	21.4	18.1	0.1	50.2
Segment profit	85.0	(0.4)	5.4	0.3	90.3
Stock based compensation (direct)	1.0	—	—	—	1.0
Gain on disposition of assets	(0.1)	—	—	—	(0.1)
Other G&A expenses (direct and allocated)	31.2	1.4	—	—	32.6
Segment operating profit (loss)	52.9	(1.8)	5.4	0.3	56.8

Reconciliation of segment operating profit
Segment operating profit					$56.8
Depreciation and amortization (unallocated)					4.5
Stock based compensation (unallocated)					2.3
Other G&A expenses (unallocated)					10.9
Interest expense, net					17.7
Closure and impairment charges					5.8
Amortization of intangible assets					2.7
Income before income taxes					$12.8

Dine Brand Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
12. Segments (Continued)

	Three Months Ended March 31, 2024
	(In millions)
	Franchise	Company Restaurants	Rental	Financing	Total
Revenues	$175.9	$0.3	$29.5	$0.5	$206.2
Less: Advertising revenue	75.3	—	—	—	75.3
Revenues excluding advertising revenue	100.6	0.3	29.5	0.5	131.0

Less:
Interest expense from finance leases	—	—	0.7	—	0.7
Depreciation and amortization	0.1	0.0	2.6	—	2.7
Other segment items(a)	11.1	0.3	18.6	0.1	30.1
Segment profit	89.4	0.0	7.6	0.5	97.4
Stock based compensation (direct)	1.8	—	—	—	1.8
Gain on disposition of assets	(0.2)	—	—	—	(0.2)
Other G&A expenses (direct and allocated)	30.5	—	—	—	30.5
Segment operating profit	$57.4	$0.0	$7.6	$0.5	$65.4

Reconciliation of segment operating profit
Segment operating profit					$65.4
Depreciation and amortization (unallocated)					4.3
Stock based compensation (unallocated)					3.1
Other G&A expenses (unallocated)					12.5
Interest expense, net					18.1
Closure and impairment charges					0.6
Amortization of intangible assets					2.7
Income before income taxes					$24.0
(a) For each reportable segment, the other segment item category includes:
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

13. Closure and Impairment Charges
Closure and impairment charges for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Closure charges	$2.8	$0.6
Other asset impairment charges	3.0	—
Total closure and impairment charges	$5.8	$0.6
The closure charges for the three months ended March 31, 2025 were primarily related to the acquisition and closure of certain IHOP restaurants in March 2025 and the establishment of or revisions to existing closure reserves, including accretion,

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
13. Closure and Impairment Charges (Continued)
for restaurants closed prior to December 31, 2024. The closure charges for the three months ended March 31, 2024 were related to the establishment of or revisions to existing closure reserves, including accretion, for restaurants closed prior to December 31, 2023.
The other asset impairment charges for the three months ended March 31, 2025 was primarily due to the off-market leases related to certain IHOP restaurants.
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
The fair values of the Company's long-term debt, excluding the Credit Facility, at March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025	December 31, 2024
	(In millions)
Face Value	$1,094.0	$1,094.0
Fair Value	$1,093.5	$1,095.5
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
Lease Guarantees
In connection with the refranchising of Applebee’s restaurants to franchisees, the Company has, in certain cases, guaranteed or has potential continuing liability for lease payments totaling $336.2 million as of March 31, 2025. This amount represents the maximum potential liability for future payments under these leases. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from 2025 through 2058. Excluding unexercised option periods, the Company's potential liability for future payments under these leases is $87.8 million. In the event of default, the indemnity and default clauses in the sale or assignment agreements govern the Company's ability to pursue and recover damages incurred.
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

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
16. Cash, Cash Equivalents and Restricted Cash (Continued)
The components of cash and cash equivalents were as follows:

	March 31, 2025	December 31, 2024
	(In millions)
Money market funds	$45.0	$35.0
IHOP advertising funds and gift card programs	75.5	73.1
Other depository accounts	66.0	78.6
Total cash and cash equivalents	$186.5	$186.7
Current Restricted Cash
Current restricted cash primarily consisted of funds required to be held in trust in connection with the Company's securitized debt and funds from Applebee's franchisees pursuant to franchise agreements, usage of which was restricted to advertising activities.
The components of current restricted cash were as follows:

	March 31, 2025	December 31, 2024
	(In millions)
Securitized debt reserves	$42.1	$40.0
Applebee's advertising funds	1.7	1.6
Other	0.7	0.8
Total current restricted cash	$44.4	$42.4
Non-current Restricted Cash
Non-current restricted cash was $19.5 million at March 31, 2025 and December 31, 2024 and represents interest reserves required to be set aside for the duration of the Company's securitized debt.
17. Business Acquisition
On March 5, 2025, the Company entered into a cooperation agreement with an IHOP franchisee to acquire 10 IHOP restaurants across Ohio and Kentucky for $0.2 million of consideration. The Company entered into the transaction to invest in the system, improve operations through innovation tests and create a blueprint for franchisee success and growth for the Company. Due to the fair value of the assets acquired exceeding the consideration transferred, the transaction resulted in a $0.2 million gain on bargain purchase, which is recorded under General and administrative expenses in the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2025.
The following table summarizes the estimated fair value of net assets acquired at the date of acquisition (in millions):

Equipment and fixtures	$0.5
Inventory and other current assets	0.0
Accounts Receivable	(0.2)
Total identifiable assets acquired	0.3

Liabilities assumed	(0.1)
Bargain purchase gain	$0.2

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in conjunction with the consolidated financial statements and the related notes that appear elsewhere in this report and the MD&A contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Statements contained in this report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Please refer to the section of this report under the heading “Cautionary Statement Regarding Forward-Looking Statements” for more information. Except where the context indicates otherwise, the words “we,” “us,” “our,” “Dine Brands Global” and the “Company” refer to Dine Brands Global, Inc., together with its subsidiaries that are consolidated in accordance with United States generally accepted accounting principles (“U.S. GAAP”).
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

	Three Months Ended March 31,		Favorable (Unfavorable) Variance
	2025	2024
	(In millions, except per share data)
Income before income taxes	$12.8	$24.0	$(11.3)
Income tax provision	(4.6)	(6.6)	2.0
Net income	$8.2	$17.5	$(9.3)

Effective tax rate	35.9%	27.3%	(8.6)%

Net income per diluted share	$0.53	$1.13	$(0.60)
			% decrease
Weighted average diluted shares	14.9	15.0	(0.5)%
The effective tax rate for the three months ended March 31, 2025 was higher than the rate of the prior comparable period primarily due to a lower tax deduction related to stock-based compensation, resulting from the changes in our stock price.

The following table highlights the primary components of the decrease in our income before income taxes for the three months ended March 31, 2025, compared to our income before income taxes for the comparable prior period (in millions):

Favorable (Unfavorable) Variance
Three Months Ended March 31, 2025
Increase (decrease) in gross profit:
Applebee's franchise operations	$(3.6)
IHOP franchise operations	(1.2)
Fuzzy's franchise operations	0.4
Company restaurant operations	(0.4)
Rental and financing operations	(2.3)
Total decrease in gross profit	(7.1)
Decrease in general and administrative ("G&A") expenses	0.9
Decrease in interest expense, net	0.3
Change in loss (gain) on disposition of assets	(0.1)
Increase in closure and impairment charges	(5.2)
Decrease in income before income taxes	$(11.3)
Income before income taxes for the three months ended March 31, 2025 decreased compared to the prior year period primarily due to a decrease in gross profit and an increase in closure and impairment charges, partially offset by a decrease in G&A expenses. Total gross profit for the three months ended March 31, 2025 decreased compared with the same period of the prior year due to decreased revenue from franchise and rental operations. The increase in closure and impairment charges was primarily attributable to the strategic realignment of the IHOP Cincinnati market resulting in the acquisition and closure of certain IHOP restaurants in March 2025. The decrease in G&A expenses is primarily attributable to a decrease in compensation-related expenses, partially offset by an increase in legal and professional services.
Increases in commodity, labor and other restaurant operating costs experienced at restaurants owned and operated by our franchisees could impact us to the extent our franchisees are adversely impacted by a sustained decline in their operating margins. At company operated restaurants, when applicable, increases in commodity, labor and other restaurant operating costs impact us directly.
See “Consolidated Results of Operations - Comparison of the Three Months Ended March 31, 2025 and 2024” for additional discussion of the changes shown above.
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
Our key performance indicators for the three months ended March 31, 2025 were as follows:

	Three Months Ended
	March 31, 2025
	Applebee's	IHOP	Fuzzy's
Sales percentage decrease in reported retail sales - 2025 vs. 2024	(3.9)%	(3.0)%	(16.9)%
% Decrease in domestic system-wide same-restaurant sales	(2.2)%	(2.7)%	(12.2)%
Net franchise restaurant reduction (1)	(20)	(20)	(3)
Net decrease in total effective restaurants (2)	(39)	(1)	(13)
_________________________________________

(1) Franchise and area license restaurant closings, net of openings, during the three months ended March 31, 2025.
(2) Change in the weighted average number of franchise, area license and company-operated restaurants open during the three months ended March 31, 2025, compared to the weighted average number of those open during the same period of 2024.
The change in total effective restaurants for each brand reflects both permanent closures, net of openings, over the past 12 months as well as the weighted effect of restaurants temporarily closed during each period.
Applebee’s system-wide domestic same-restaurant sales decreased 2.2% for the three months ended March 31, 2025 as compared to the same period of 2024. The decrease in same-restaurant sales was primarily due to a decrease in traffic, partially offset by an increase in average check.
Based on data from Black Box Intelligence, a restaurant sales reporting firm (“Black Box”), Applebee's same-restaurant sales for the three months ended March 31, 2025 underperformed the casual dining segment of the restaurant industry (excluding Applebee's) during the same period.

Applebee's Off-Premise Sales Data	Three Months Ended March 31,
	2025	2024
Off-premise sales (in millions) (1)	$241.8	$237.5
% sales mix	23.5%	22.1%
(1) Primarily to-go, delivery and catering sales for comparable 2025 and 2024 restaurants.

IHOP's system-wide domestic same-restaurant sales decreased 2.7% for the three months ended March 31, 2025 as compared to the same period of 2024. The decrease in same-restaurant sales was primarily due to a decrease in traffic and a decrease in average check.
Based on data from Black Box, IHOP's same-restaurant sales for the three months ended March 31, 2025 underperformed the family dining segment of the restaurant industry (excluding IHOP) during the same period.

IHOP Off-Premise Sales Data	Three Months Ended March 31,
	2025	2024
Off-premise sales (in millions) (1)	$153.8	$155.7
% sales mix	21.2%	21.0%
(1) Primarily to-go, delivery and catering sales for comparable 2025 and 2024 restaurants.
Quarterly Domestic Same-Restaurant Sales - Fuzzy's
Fuzzy's system-wide domestic same-restaurant sales decreased 12.2% for the three months ended March 31, 2025 as compared to the same period of 2024. The decrease in same-restaurant sales was primarily due to a decrease in traffic and a decrease in average check.

Fuzzy's Off-Premise Sales Data	Three Months Ended March 31,
	2025	2024
Off-premise sales (in millions) (1)	$14.6	$18.3
% sales mix	38.8%	40.8%
(1) Primarily to-go, delivery and catering sales for comparable 2025 and 2024 restaurants.

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

	Three Months Ended March 31,
	2025	2024
Applebee's Restaurant Data
Global Effective Restaurants(a)
Franchise	1,549	1,635
Company	47	—
Total	1,596	1,635
System-wide(b)
Domestic sales percentage change(c)	(3.9)%	(5.9)%
Domestic same-restaurant sales percentage change(d)	(2.2)%	(4.6)%
Franchise(b)
Domestic sales percentage change(c)(e)	(5.7)%	(5.9)%
Domestic same-restaurant sales percentage change(d)	(2.1)%	(4.6)%
Average weekly domestic unit sales (in thousands)	$54.7	$54.7

	Three Months Ended March 31,
	2025	2024
IHOP Restaurant Data
Global Effective Restaurants(a)
Franchise	1,643	1,644
Area license	153	156
Company	3	—
Total	1,799	1,800
System-wide(b)
Sales percentage change(c)	(3.0)%	0.2%
Domestic same-restaurant sales percentage change, including area license restaurants(d)	(2.7)%	(1.7)%
Franchise(b)
Sales percentage change(c)(e)	(2.9)%	0.2%
Domestic same-restaurant sales percentage change(d)	(2.6)%	(1.9)%
Average weekly unit sales (in thousands)	$36.5	$37.6
Area License(b)
Sales percentage change(c)	(5.0)%	0.0%

Fuzzy's Restaurant Data
Global Effective Restaurants(a)
Franchise	114	127
Company	1	1
Total	115	128
System-wide(b)
Domestic sales percentage change(c)	(16.9)%	(13.1)%
Domestic same-restaurant sales percentage change(d)	(12.2)%	(9.8)%
Franchise(b)
Domestic sales percentage change(c)	(16.9)%	(11.9)%
Domestic same-restaurant sales percentage change(d)	(12.2)%	(9.8)%
Average weekly domestic unit sales (in thousands)	$26.5	$28.6
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
(b)   “System-wide sales” are retail sales at Applebee’s and Fuzzy's restaurants operated by franchisees and IHOP restaurants operated by franchisees and area licensees, as reported to the Company, in addition to retail sales at company-operated Applebee's, IHOP and Fuzzy's restaurants. System-wide sales do not include retail sales of ghost kitchens. Sales at restaurants that are owned by franchisees and area licensees are not attributable to the Company. An increase in franchisees' reported sales will result in a corresponding increase in our royalty revenue, while a decrease in franchisees' reported sales will result in a corresponding decrease in our royalty revenue. Unaudited reported sales for Applebee's and Fuzzy's franchise restaurants, IHOP franchise restaurants, IHOP area license restaurants, and Applebee's, IHOP and Fuzzy's company-operated restaurants were as follows:

	Three Months Ended March 31,
	2025	2024
Reported sales (in millions)
Applebee's franchise restaurant sales	$1,055.1	$1,120.9
Applebee's company-operated restaurants	20.1	—
IHOP franchise restaurant sales	780.3	803.8
IHOP area license restaurant sales	73.9	77.8
IHOP company-operated restaurants	1.3	—
Fuzzy's franchise restaurant sales	39.3	47.3
Fuzzy's company-operated restaurants	0.2	0.3
Total	$1,970.2	$2,050.1
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
(e)   The franchise sales percentage change for 2025 was impacted by the acquisition of 47 Applebee's restaurants in November 2024 and 10 IHOP restaurants in March 2025 now reported as company-operated.

Restaurant Development Activity	Three Months Ended March 31,
	2025	2024
Applebee's
Summary - beginning of period:
Franchise	1,567	1,642
Company	47	—
Beginning of period	1,614	1,642

Franchise restaurants opened:
Domestic	1	—
International	—	2
Total franchise restaurants opened	1	2
Franchise restaurants permanently closed:
Domestic	(13)	(5)
International	(8)	(3)
Total franchise restaurants permanently closed	(21)	(8)
Net franchise restaurant reduction	(20)	(6)

Summary - end of period:
Franchise	1,547	1,636
Company	47	—
Total Applebee's restaurants, end of period	1,594	1,636
Domestic	1,489	1,531
International	105	105

Restaurant Development Activity	Three Months Ended March 31,
	2025	2024
IHOP
Summary - beginning of period:
Franchise	1,670	1,657
Area license	154	157
Company	—	—
Total IHOP restaurants, beginning of period	1,824	1,814

Franchise/area license restaurants opened:
Domestic franchise	4	5
Domestic area license	—	—
International franchise	3	2
International area license	1	—
Total franchise/area license restaurants opened	8	7
Franchise/area license restaurants permanently closed:
Domestic franchise	(16)	(8)
Domestic area license	—	(1)
International franchise	(2)	(3)
International area license	—	—
Total franchise/area license restaurants permanently closed	(18)	(12)
Net franchise/area license restaurant addition (reduction)	(10)	(5)
Franchise restaurants acquired by the Company	(10)	—
Net increase (decrease) in franchise/area license restaurants	(20)	(5)

Summary - end of period:
Franchise	1,649	1,653
Area license	155	156
Company	10	—
Total IHOP restaurants, end of period	1,814	1,809
Domestic	1,682	1,692
International	132	117

Fuzzy's
Summary - beginning of period:
Franchise	116	131
Company	1	1
Beginning of period	117	132

Franchise restaurants opened:
Domestic	1	—
Franchise restaurants permanently closed:
Domestic	(4)	(4)
Net franchise restaurant addition (reduction)	(3)	(4)
Refranchised from Company restaurants	—	—
Net franchise restaurant addition (reduction)	(3)	(4)

Summary - end of period:

Restaurant Development Activity	Three Months Ended March 31,
	2025	2024
Franchise	113	127
Company	1	1
Total Fuzzy's restaurants, end of period	114	128
Domestic	114	128
International	—	—
The restaurant counts and activity presented above include 19 dual-branded international and one dual-branded domestic Applebee's and IHOP restaurants at March 31, 2025, and eight dual-branded international Applebee's and IHOP restaurants at March 31, 2024, which are separately counted in each of our brands' restaurant counts and activity. Dual-branded restaurants are defined as restaurants that reside in one location and operate two of our restaurant concepts under two separate franchise agreements.
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
CONSOLIDATED RESULTS OF OPERATIONS
Comparison of the Three Months Ended March 31, 2025 and 2024
Events Impacting Comparability of Financial Information
Acquisition of Franchise Restaurants and Refranchising of Company-Operated Restaurants
During the three months ended March 31, 2025, we operated 47 Applebee's restaurants across Georgia, Texas, Arkansas, Illinois, Kentucky, Tennessee, Mississippi and Missouri acquired in November 2024 and 10 IHOP restaurants in Ohio and Kentucky acquired in March 2025. During the three months ended March 31, 2024, we did not operate any Applebee's and IHOP restaurants.
While we currently intend to own and operate these restaurants for the near term, we will assess and monitor opportunities to refranchise these restaurants under favorable circumstances. From time to time, we may acquire restaurants from franchisees for a variety of reasons which is consistent with and should not be considered a change in our business strategy to operate as a highly franchised company.

Financial Results

Revenue	Three Months Ended March 31,		Favorable (Unfavorable) Variance
	2025	2024
	(In millions)
Franchise operations	$166.2	$175.9	$(9.7)
Rental operations	26.7	29.5	(2.8)
Company restaurant operations	21.6	0.3	21.3
Financing operations	0.3	0.5	(0.2)
Total revenue	$214.8	$206.2	$8.6
Change vs. prior period	4.1%
Total revenue for the three months ended March 31, 2025 increased compared with the same period of the prior year, primarily due to the operation of 47 Applebee's restaurants acquired in November 2024 and 10 IHOP restaurants acquired in

March 2025, partially offset by the decrease in franchise and rental operations revenue. The decrease in franchise operations revenue was primarily attributable to the decrease in domestic same-restaurant sales, the decrease in the number of effective restaurants and the decrease in proprietary product sales at IHOP. Rental operations revenue for the three months ended March 31, 2025 decreased compared with the same period of the prior year, primarily due to lease terminations and a decrease in percentage rent due to lower system sales.

Gross Profit	Three Months Ended March 31,		Favorable (Unfavorable) Variance
	2025	2024
	(In millions)
Franchise operations	$85.0	$89.4	$(4.4)
Rental operations	5.4	7.6	(2.2)
Company restaurant operations	(0.4)	0.0	(0.4)
Financing operations	0.3	0.4	(0.1)
Total gross profit	$90.3	$97.4	$(7.1)
Change vs. prior period	(7.3)%
Total gross profit for the three months ended March 31, 2025 decreased compared with the same period of the prior year, primarily due to the decrease in franchise and rental operations revenue. The franchise operations gross profit decreased primarily due to Applebee's and IHOP decreased franchise operations gross profit. The decrease in rental operations gross profit for the three months ended March 31, 2025 was primarily due to decreased rental revenue as described above.

Franchise Operations	Three Months Ended March 31,		Favorable (Unfavorable) Variance
	2025	2024
	(In millions, except number of restaurants)
Effective Franchise Restaurants:(1)
Applebee’s	1,549	1,635	(86)
IHOP	1,796	1,800	(4)
Fuzzy's	114	127	(13)
Franchise Revenues:
Applebee’s franchise fees	$41.0	$43.4	$(2.4)
IHOP franchise fees	52.5	54.3	(1.8)
Fuzzy's franchise fees	2.3	2.9	(0.6)
Advertising fees	70.5	75.3	(4.8)
Total franchise revenues	166.2	175.9	(9.7)
Franchise Expenses:
Applebee’s	1.8	0.6	(1.2)
IHOP	8.7	9.3	0.6
Fuzzy's	0.2	1.3	1.1
Advertising expenses	70.5	75.3	4.8
Total franchise expenses	81.2	86.5	5.3
Franchise Gross Profit:
Applebee’s	39.1	42.7	(3.6)
IHOP	43.8	45.0	(1.2)
Fuzzy's	2.1	1.6	0.4
Total franchise gross profit	$85.0	$89.3	$(4.3)
Gross profit as % of franchise revenue (2)	51.2%	50.8%
Gross profit as % of franchise fees (2)(3)	88.8%	88.9%
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
Applebee's franchise fee revenue for the three months ended March 31, 2025 decreased 5.6% as compared with the same period of the prior year, primarily due to fewer effective franchise restaurants, the number of which declined due to our acquisition of 47 Applebee's restaurants in November 2024 and restaurant closures, and a 2.1% decrease in domestic franchise same-restaurant sales.
Applebee's franchise expenses for the three months ended March 31, 2025 increased $1.2 million compared with the same period of the prior year primarily due to an increase in bad debt expense and an increase in IT franchisee support costs.
IHOP's franchise fee revenue for the three months ended March 31, 2025 decreased 3.4%, as compared with the same period of the prior year, primarily due to a 2.6% decrease in domestic franchise same-restaurant sales and a decrease in the number of effective franchise restaurants as well as a decrease in proprietary product sales.
IHOP's franchise expenses for the three months ended March 31, 2025 decreased $0.6 million as compared with the same period of the prior year, primarily due to a decrease in franchisor advertising contribution and a decrease in the cost of proprietary product sales, partially offset by an increase in bad debt expense.
Fuzzy's franchise fee revenue for the three months ended March 31, 2025 decreased $0.6 million as compared with the same period of the prior year, primarily due to the unfavorable impact on royalties of a 12.2% decrease in franchise same-restaurant sales and a decrease in the number of effective franchise restaurants.
Fuzzy's franchise expenses for the three months ended March 31, 2025 decreased $1.1 million as compared with the same period of the prior year primarily due to a decrease in franchisor advertising contribution.

Advertising Revenues and Expenses	Three Months Ended March 31,		Increase (Decrease)
	2025	2024
	(In millions)
Applebee’s	$41.7	$45.2	$(3.5)
IHOP	28.0	29.1	(1.1)
Fuzzy's	0.8	0.9	(0.1)
Total advertising revenues and expenses	$70.5	$75.3	$(4.8)
Applebee's advertising revenues and expenses for the three months ended March 31, 2025 decreased $3.5 million compared to the same period of the prior year primarily due to fewer effective franchise restaurants, the number of which declined due to our acquisition of 47 Applebee's restaurants in November 2024 (whose contributions to the national advertising fund are reflected as company restaurant expenses instead of advertising revenues) and restaurant closures, and a 2.1% decrease in domestic franchise same-restaurant sales. IHOP advertising revenues and expenses for the three months ended March 31, 2025 decreased 3.9% compared to the same period of the prior year, primarily due to a 2.6% decrease in domestic franchise same-restaurant sales and a decrease in the number of effective franchise restaurants.
It is our accounting policy to recognize any deficiency in advertising fee revenue compared to advertising expenditure or any recovery of a previously recognized deficiency in advertising fee revenue compared to advertising expenditure in the fourth quarter of our fiscal year.

Rental Operations	Three Months Ended March 31,		Favorable (Unfavorable) Variance
	2025	2024
	(In millions)
Rental revenues	$26.7	$29.5	$(2.8)
Rental expenses	21.2	22.0	0.8
Rental operations gross profit	$5.4	$7.6	$(2.2)
Gross profit as % of rental revenue (1)	20.4%	25.7%
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
Rental operations gross profit for the three months ended March 31, 2025 decreased as compared to the same period of the prior year, primarily due to lease terminations and a decrease in percentage rent due to lower system sales.

Company Restaurant and Financing Operations	Three Months Ended March 31,		Favorable (Unfavorable) Variance
	2025	2024
	(in millions)
Company Restaurant Operations
Company restaurant sales	$21.6	$0.3	$21.3
Company restaurant expenses	22.0	0.3	(21.7)
Total company restaurants operations	$(0.4)	$0.0	$(0.4)
Financing Operations
Financing revenues	$0.3	$0.5	$(0.2)
Financing expenses	0.1	0.1	0.0
Total financing operations	$0.2	$0.4	$(0.2)
As discussed under "Events Impacting Comparability of Financial Information," company restaurant operations for the three months ended March 31, 2025 included 47 Applebee's restaurants acquired in November 2024, 10 IHOP restaurants acquired in March 2025, and one Fuzzy's restaurant. Company restaurant operations for the three months ended March 31, 2024 included one Fuzzy's restaurant. Company segment restaurant expenses may include costs associated with acquired restaurants in the process of being refranchised. There were no acquired restaurants expenses during the three months ended March 31, 2024.
Financing revenues primarily consist of interest income from the financing of IHOP equipment leases and franchise fees as well as interest income on notes receivable due from franchisees. Financing expenses are sales and use taxes related to IHOP equipment leases. Financing revenue and gross profit for the three months ended March 31, 2025 declined compared to the same period of the prior year, primarily due to progressive decline in interest income as note balances are repaid.

G&A Expenses	Three Months Ended March 31,		Favorable (Unfavorable) Variance
	2025	2024
	(In millions)
Total G&A expenses	$51.3	$52.2	$0.9
G&A expenses for the three months ended March 31, 2025 decreased 1.6% compared to the same period of the prior year, primarily due to a decrease in compensation-related expenses, partially offset by an increase in legal and professional services.

Other Income and Expense Items	Three Months Ended March 31,		Favorable (Unfavorable) Variance
	2025	2024
	(In millions)
Interest expense, net	$17.7	$18.1	$0.3
Closure and impairment charges	5.8	0.6	(5.2)
Amortization of intangible assets	2.7	2.7	0.0
Loss (gain) on disposition of assets	(0.1)	(0.2)	(0.1)
Total other income and expenses	$26.1	$21.2	$(5.0)
Interest expense, net
Interest expense, net for the three months ended March 31, 2025 was slightly lower than the same period of the prior year, primarily due to the decrease in interest rates on our Credit Facility as well as an increase in interest income from improved yields.

Closure and impairment charges
Closure and impairment charges for the three months ended March 31, 2025 increased $5.2 million compared to the same period of the prior year. The increase in closure and impairment charges was primarily attributable to the strategic realignment of the IHOP Cincinnati market resulting in the acquisition and closure of certain IHOP restaurants in March 2025.

Income Taxes	Three Months Ended March 31,		Favorable (Unfavorable) Variance
	2025	2024
	(In millions)
Income before income taxes	$12.8	$24.0	$(11.3)
Income tax provision	$4.6	$6.6	$2.0
Effective tax rate	35.9%	27.3%	(8.6)%
Our income tax provision or benefit will vary from period to period in our normal course of business for two reasons: a change in income before income taxes and a change in the effective tax rate. Changes in our income before income taxes were addressed in the preceding sections of “Consolidated Results of Operations - Comparison of the Three Months Ended March 31, 2025 and 2024."
Our effective tax rate for the three months ended March 31, 2025 was higher than the rate of the prior comparable period primarily due to a lower tax deduction related to stock-based compensation, resulting from the changes in our stock price.

Liquidity and Capital Resources
Key provisions of our long-term debt potentially impacting liquidity are summarized below. See Note 7 — Long-Term Debt, of the Notes to the Consolidated Financial Statements, for additional detail on long-term debt, including the balances outstanding at March 31, 2025 and 2024.
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
 Payment of Principal and Interest
While the Class A-2 Notes are outstanding, payment of principal and interest is required to be made on the Class A-2 Notes on a quarterly basis. The payment of principal on the Class A-2 Notes may be suspended when the leverage ratio for the Company and its subsidiaries is less than or equal to 5.25x. As of March 31, 2025, our leverage ratio was approximately 4.15x. Therefore, quarterly principal payments are not required.
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

Make-whole Premiums
We may voluntarily repay the Class A-2 Notes at any time; however, if repaid prior to certain dates we would be required to pay make-whole premiums. As of March 31, 2025, there was no make-whole premium associated with voluntary prepayment of the 2019 Class A-2-II Notes. As of March 31, 2025, the make-whole premium associated with voluntary prepayment of the 2023 Class A-2 Notes was approximately $27.2 million. We also would be subject to a make-whole premium in the event of a mandatory prepayment required following certain rapid amortization events or certain asset dispositions. The mandatory make-whole premium requirements are considered derivatives embedded that must be bifurcated for separate valuation. We estimated the fair value of these derivatives to be immaterial as of March 31, 2025, based on the probability-weighted discounted cash flows associated with either event.
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
Failure to maintain a prescribed DSCR can trigger the following events:
•DSCR less than 1.75x - Cash Flow Sweeping Event
•DSCR less than 1.20x - Rapid Amortization Event
•Interest-only DSCR less than 1.20x - Manager Termination Event
•Interest-only DSCR less than 1.10x - Default Event
Our DSCR for the reporting period ended March 31, 2025 was approximately 3.4x.
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
As of March 31, 2025, the outstanding balance of the Credit Facility was $100 million. The amount of $0.6 million was pledged against the Credit Facility for outstanding letters of credit, leaving $224.4 million of the Credit Facility available for borrowing at March 31, 2025. It is anticipated that any principal and interest on the Credit Facility outstanding will be repaid in full on or prior to the quarterly payment date in June 2027, subject to two additional one-year extensions at the option of the Company upon the satisfaction of certain conditions. The letters of credit are used primarily to satisfy insurance-related collateral requirements. The weighted average interest rate on Credit Facility borrowings for the period outstanding during the three months ended March 31, 2025 was 6.95%.
Capital Allocation
Dividends
Dividends declared and paid per share for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025	2024
Dividends declared per common share	$0.51	$0.51
Dividends paid per common share	$0.51	$0.51
During the three months ended March 31, 2025 and 2024, the Company paid dividends of $7.8 million and $7.8 million, respectively.

On November 22, 2024, the Board of Directors declared a fourth quarter 2024 cash dividend of $0.51 per share of common stock, paid on January 7, 2025 to the stockholders of record as of the close of business on December 20, 2024.
On February 21, 2025, the Board of Directors declared a first quarter 2025 cash dividend of $0.51 per share of common stock, paid on April 4, 2025 to the stockholders of record as of the close of business on March 17, 2025.
Stock Repurchases
On February 17, 2022, the Company's Board of Directors authorized a new share repurchase program, effective April 1, 2022, of up to $250 million (the “2022 Repurchase Program”).
During the three months ended March 31, 2025, the Company repurchased 64,869 shares of common stock at a cost of $1.6 million. Cumulatively, the Company has repurchased 1,930,268 shares at a cost of $118.4 million under the 2022 Repurchase Program.
From time to time, we also repurchase shares owned and tendered by employees to satisfy tax withholding obligations on the vesting of restricted stock awards. Shares are deemed purchased at the closing price of our common stock on the vesting date. See Part II, Item 2 for detail on this stock repurchase activity during the three months ended March 31, 2025.
Cash Flows
In summary, our cash flows for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025	2024	Variance
	(In millions)
Net cash provided by operating activities	$16.1	$30.6	$(14.5)
Net cash used in investing activities	(1.9)	(1.2)	(0.7)
Net cash used in financing activities	(12.4)	(17.8)	5.4
Net increase (decrease) in cash, cash equivalents and restricted cash	$1.8	$11.6	$(9.8)
Operating Activities
Cash provided by operating activities is primarily driven by revenues earned and collected from our franchisees, and profit from our rental operations, financing operations and our company-owned restaurant. Cash provided by operating activities decreased $14.5 million during the three months ended March 31, 2025 compared to the same period of the prior year. This decrease was primarily attributable to a decrease in gross segment profit and an unfavorable decrease in working capital resulting from timing of prepaid rent payments and the collection of an income tax settlement in the same period of the prior year, partially offset by a decrease in incentive compensation payments.
Investing Activities
Investing activities used net cash of $1.9 million for the three months ended March 31, 2025 compared to $1.2 million for the three months ended March 31, 2024. The increase in cash used by investing activities of $0.7 million was primarily attributable to an increase in long-term receivables and a decrease in principal receipts from notes and equipment contracts receivables compared to the same period of the prior year, partially offset by an increase in proceeds from the sale of assets primarily from the sale of the land and building on which an IHOP restaurant was located.
Financing Activities
Financing activities used net cash of $12.4 million for the three months ended March 31, 2025. The decrease in cash used by financing activities of $5.4 million was primarily due to a $4.4 million decrease in repurchase of common stock and a $0.6 million decrease in repurchase of surrendered shares.
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

	Three Months Ended March 31,
	2025	2024	Variance
	(In millions)
Cash flows provided by operating activities	$16.1	$30.6	$(14.5)
Principal receipts from notes and equipment contracts	1.8	2.5	(0.7)
Additions to property and equipment	(3.3)	(3.3)	0.0
Adjusted free cash flow	$14.6	$29.7	$(15.1)
Adjusted free cash flow for the three months ended March 31, 2025 decreased $15.1 million compared to the same period of the prior year primarily due to lower cash flows from operating activities.
Contractual Obligations and Commitments
There were no material changes to the contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2024. During the three months ended March 31, 2025, there were no significant changes in our critical accounting policies or in our critical accounting estimates.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.
There were no material changes from the information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Item 1A.  Risk Factors.
 There are no material changes from the risk factors set forth under Item 1A of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Company
Period	Total number of shares (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Approximate dollar value of shares that may yet be purchased under the plans or programs (b)
December 30, 2024 - January 26, 2025	4,988	$30.14	—	$133,266,000
January 27, 2025 - February 23, 2025	541	25.97	—	$133,266,000
February 24, 2025 - March 30, 2025	62,868	24.90	64,869	$131,629,000
	68,397	$25.10	64,869
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

Item 3.  Defaults Upon Senior Securities.
None.
Item 4.  Mine Safety Disclosures.
Not Applicable.
Item 5.  Other Information.
Securities Trading Plans of Directors and Executive Officers
During the fiscal quarter ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a Rule 10b5-1 trading plan or a non-Rule 10b5-1 trading arrangement for our securities (as defined in Item 408(c) of Regulation S-K).

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

Dine Brands Global, Inc. (Registrant)

Dated:	7th day of May, 2025	By:	/s/ John W. Peyton
John W. Peyton Chief Executive Officer (Principal Executive Officer)

Dated:	7th day of May, 2025	By:	/s/ Vance Y. Chang
Vance Y. Chang Chief Financial Officer (Principal Financial Officer)

Dated:	7th day of May, 2025	By:	/s/ Allison Hall
Allison Hall Chief Accounting Officer (Principal Accounting Officer)