Form 10-Q
period 2025-06-30
Dine Brands Global, Inc.
filed 2025-08-06
CIK 49754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2025
 OR
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

As of July 24, 2025, the Registrant had 15,379,323 shares of Common Stock outstanding.

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
These statements involve known and unknown risks, uncertainties, and other factors, which may cause actual results to be materially different from those expressed or implied in such statements. These factors include, but are not limited to: general economic conditions, including the impact of inflation, particularly as it may impact our franchisees directly; our level of indebtedness; compliance with the terms of our securitized debt; our ability to refinance our current indebtedness or obtain additional financing; our dependence on information technology; potential cyber incidents; the implementation of corporate strategies, including restaurant development plans; our dependence on our franchisees; the concentration of our Applebee’s franchised restaurants in a limited number of franchisees; the financial health of our franchisees, including any insolvency or bankruptcy; credit risks from our IHOP franchisees operating under our previous IHOP business model in which we built and equipped IHOP restaurants and then franchised them to franchisees; insufficient insurance coverage to cover potential risks associated with the ownership and operation of restaurants; our franchisees’ and other licensees’ compliance with our quality standards and trademark usage; general risks associated with the restaurant industry; potential harm to our brands’ reputation; risks of food-borne illness or food tampering; possible future impairment charges; trading volatility and fluctuations in the price of our stock; our ability to achieve the financial guidance we provide to investors; successful implementation of our business strategy; the availability of suitable locations for new restaurants; shortages or interruptions in the supply or delivery of products from third parties or availability of utilities; the management and forecasting of appropriate inventory levels; development and implementation of innovative marketing and use of social media; changing health or dietary preference of consumers; changes in U.S. government regulation and trade policies, including the imposition of tariffs and other trade barriers; risks associated with doing business in international markets; the results of litigation and other legal proceedings; third-party claims with respect to intellectual property assets; delivery initiatives and use of third-party delivery vendors; our allocation of human capital and our ability to attract and retain management and other key employees; compliance with federal, state and local governmental regulations; risks associated with our self-insurance; risks of major natural disasters, including earthquake, wildfire, tornado, flood or a man-made disaster, including terrorism, civil unrest or a cyber incident; risks of volatile and adverse weather conditions as a result of climate change; pandemics, epidemics, or other serious incidents; our success with development initiatives outside of our core business; the adequacy of our internal controls over financial reporting and future changes in accounting standards; changes in tax laws; failure to meet investor and stakeholder expectations regarding business responsibility matters; and other factors discussed from time to time in the "Risk Factors" section of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and in the Company's other filings with the Securities and Exchange Commission, many of which are beyond our control.
Fiscal Quarter End
The Company’s fiscal quarters end on the Sunday closest to the last day of each calendar quarter. For convenience, the fiscal quarters of each year are referred to as ending on March 31, June 30, September 30 and December 31. The first fiscal quarter of 2025 began on December 30, 2024 and ended on March 30, 2025, and the second fiscal quarter of 2025 ended on June 29, 2025. The first fiscal quarter of 2024 began on January 1, 2024 and ended on March 31, 2024, and the second fiscal quarter of 2024 ended on June 30, 2024.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.
Dine Brands Global, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$194,201	$186,650
Receivables, net of allowance of $5,410 (2025) and $3,383 (2024)	91,223	115,218
Restricted cash	47,003	42,448
Prepaid gift card costs	19,982	28,552
Prepaid income taxes	—	1,446
Other current assets	18,340	11,685
Total current assets	370,749	385,999
Non-current restricted cash	22,000	19,500
Property and equipment, net	154,271	156,134
Operating lease right-of-use assets	341,526	323,468
Deferred rent receivable	22,034	24,804
Long-term receivables, net of allowance of $1,033 (2025) and $1,354 (2024)	33,545	35,873
Goodwill	250,260	248,622
Other intangible assets, net	568,710	575,654
Other non-current assets, net	26,852	20,530
Total assets	$1,789,947	$1,790,584
Liabilities and Stockholders’ Deficit
Current liabilities:
Current maturities of long-term debt	$100,000	$100,000
Accounts payable	30,517	37,718
Gift card liability	148,237	177,584
Current maturities of operating lease obligations	64,689	65,336
Current maturities of finance lease and financing obligations	6,514	6,387
Accrued employee compensation and benefits	16,418	16,674
Accrued advertising expenses	12,485	4,735
Dividends payable	7,844	7,790
Other accrued expenses	44,543	29,081
Total current liabilities	431,247	445,305
Long-term debt, net, less current maturities	1,086,992	1,086,551
Operating lease obligations, less current maturities	325,487	310,476
Finance lease obligations, less current maturities	35,341	34,286
Financing obligations, less current maturities	21,365	23,251
Deferred income taxes, net	50,441	54,572
Deferred franchise revenue, long-term	34,294	36,700
Other non-current liabilities	17,325	15,462
Total liabilities	2,002,492	2,006,603
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $1 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; shares: 40,000,000 authorized; June 30, 2025 - 24,676,844 issued, 15,379,495 outstanding; December 31, 2024 - 24,756,637 issued, 15,273,210 outstanding	247	248
Additional paid-in-capital	236,117	254,814
Retained earnings	189,849	183,614
Accumulated other comprehensive loss	(73)	(76)
Treasury stock, at cost; shares: June 30, 2025 - 9,297,349; December 31, 2024 - 9,483,427	(638,685)	(654,619)
Total stockholders’ deficit	(212,545)	(216,019)
Total liabilities and stockholders’ deficit	$1,789,947	$1,790,584
See the accompanying Notes to Consolidated Financial Statements.

Dine Brands Global, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues:
Franchise revenues:
Royalties, franchise fees and other	$101,210	$101,980	$196,934	$202,596
Advertising revenues	73,509	74,518	143,999	149,779
Total franchise revenues	174,719	176,498	340,933	352,375
Company restaurant sales	28,243	299	49,816	573
Rental revenues	27,525	29,006	54,180	58,555
Financing revenues	297	464	635	999
Total revenues	230,784	206,267	445,564	412,502
Cost of revenues:
Franchise expenses:
Advertising expenses	73,509	74,518	143,999	149,779
Bad debt (credit) expense	1,537	(729)	3,197	(546)
Other franchise expenses	11,398	11,164	20,441	22,193
Total franchise expenses	86,444	84,953	167,637	171,426
Company restaurant expenses	30,908	312	52,914	611
Rental expenses:
Interest expense from finance leases	715	739	1,404	1,479
Other rental expenses	20,431	20,911	40,952	42,126
Total rental expenses	21,146	21,650	42,356	43,605
Financing expenses	57	81	118	165
Total cost of revenues	138,555	106,996	263,025	215,807
Gross profit	92,229	99,271	182,539	196,695
General and administrative expenses	50,769	46,858	102,106	99,045
Interest expense, net	17,799	17,850	35,526	35,922
Closure and impairment charges	1,155	442	7,001	1,076
Amortization of intangible assets	2,694	2,723	5,410	5,445
Loss on extinguishment of debt	850	—	850	—
Loss (gain) on disposition of assets	31	174	(80)	(63)
Income before income taxes	18,931	31,224	31,726	55,270
Income tax provision	(5,117)	(8,042)	(9,715)	(14,615)
Net income	13,814	23,182	22,011	40,655
Other comprehensive income (loss) net of tax:
Foreign currency translation adjustment	2	(3)	3	(5)
Total comprehensive income	$13,816	$23,179	$22,014	$40,650
Net income available to common stockholders:
Net income	$13,814	$23,182	$22,011	$40,655
Less: Net income allocated to unvested participating restricted stock	(601)	(703)	(919)	(1,206)
Net income available to common stockholders	$13,213	$22,479	$21,092	$39,449

Net income available to common stockholders per share:
Basic	$0.89	$1.50	$1.41	$2.64
Diluted	$0.89	$1.50	$1.41	$2.64
Weighted average shares outstanding:
Basic	14,879	14,943	14,907	14,962
Diluted	14,879	14,943	14,907	14,962
See the accompanying Notes to Consolidated Financial Statements.

Dine Brands Global, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Deficit
(In thousands except shares)
(Unaudited)

	Three Months Ended June 30, 2025
	Common Stock				Accumulated Other Comprehensive Loss	Treasury Stock
	Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings		Shares	Cost	Total
Balance at March 31, 2025	15,635,229	$247	$233,443	$183,857	$(75)	9,062,799	$(633,218)	$(215,746)
Net income	—	—	—	13,814	—	—	—	13,814
Other comprehensive income	—	—	—	—	2	—	—	2
Purchase of Company common stock	(244,909)	—	—	—	—	244,909	(5,962)	(5,962)
Reissuance of treasury stock	10,359	—	(495)	—	—	(10,359)	495	—
Net issuance of shares for stock plans	(16,659)	—	—	—	—	—	—	—
Repurchase of restricted shares for taxes	(4,525)	—	(112)	—	—	—	—	(112)
Stock-based compensation	—	—	3,251	—	—	—	—	3,251
Dividends on common stock	—	—	30	(7,822)	—	—	—	(7,792)
Tax payments for share settlement of restricted stock units	—	—	—	—	—	—	—	—
Balance at June 30, 2025	15,379,495	$247	$236,117	$189,849	$(73)	9,297,349	$(638,685)	$(212,545)

	Six Months Ended June 30, 2025
	Common Stock				Accumulated Other Comprehensive Loss	Treasury Stock
	Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings		Shares	Cost	Total
Balance at December 31, 2024	15,273,210	$248	$254,814	$183,614	$(76)	9,483,427	$(654,619)	$(216,019)
Net income	—	—	—	22,011	—	—	—	22,011
Other comprehensive income	—	—	—	—	3	—	—	3
Purchase of Company common stock	(309,778)	—	—	—	—	309,778	(7,599)	(7,599)
Reissuance of treasury stock	495,856	(1)	(23,533)	—	—	(495,856)	23,533	(1)
Net issuance of shares for stock plans	(6,871)	—	—	—	—	—	—	—
Repurchase of restricted shares for taxes	(72,922)	—	(1,820)	—	—	—	—	(1,820)
Stock-based compensation	—	—	6,616	—	—	—	—	6,616
Dividends on common stock	—	—	60	(15,776)	—	—	—	(15,716)
Tax payments for share settlement of restricted stock units	—	—	(20)	—	—	—	—	(20)
Balance at June 30, 2025	15,379,495	$247	$236,117	$189,849	$(73)	9,297,349	$(638,685)	$(212,545)

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

See the accompanying Notes to Consolidated Financial Statements

Dine Brands Global, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities:
Net income	$22,011	$40,655
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	20,820	19,395
Non-cash closure and impairment charges	7,001	1,076
Non-cash stock-based compensation expense	6,616	8,757
Non-cash interest expense	1,787	1,619
Loss on extinguishment of debt	850	—
Deferred income taxes	(4,199)	(1,931)
Deferred revenue	(5,784)	(3,387)
Provision for doubtful accounts	3,197	(546)
Gain on disposition of assets	(80)	(63)
Other	(2,046)	(940)
Changes in operating assets and liabilities:
Receivables, net	(5,973)	6,631
Deferred rent receivable	2,770	4,438
Current income tax receivable and payable	10,650	487
Gift card receivable and payable	809	(6,228)
Other current assets	(5,742)	4,472
Accounts payable	(1,167)	(2,260)
Operating lease assets and liabilities	(7,098)	(6,569)
Accrued employee compensation and benefits	(527)	(8,948)
Accrued advertising	12,201	(1,941)
Accrued interest payable	(1,379)	(30)
Other accrued expenses	(1,612)	(2,508)
Cash flows provided by operating activities	53,105	52,179
Cash flows from investing activities:
Principal receipts from notes, equipment contracts and other long-term receivables	4,826	7,542
Additions to property and equipment	(9,263)	(6,779)
Proceeds from sale of property and equipment	1,049	81
Additions to long-term receivables	(1,769)	(1,790)
Acquisition, net of cash acquired	673	—
Additions to intangible assets	(701)	(126)
Cash flows used in investing activities	(5,185)	(1,072)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	600,000	—
Repayment of long-term debt	(594,000)	—
Payment of debt issuance costs	(11,581)	—
Dividends paid on common stock	(15,764)	(15,707)
Repurchase of common stock	(7,599)	(12,000)
Principal payments on finance lease and financing obligations	(2,530)	(3,080)
Repurchase of restricted stock for tax payments upon vesting	(1,820)	(2,486)
Tax payments for share settlement of restricted stock units	(20)	(30)
Other	—	(5)
Cash flows used in financing activities	(33,314)	(33,308)
Net change in cash, cash equivalents and restricted cash	14,606	17,799
Cash, cash equivalents and restricted cash at beginning of period	248,598	200,592
Cash, cash equivalents and restricted cash at end of period	$263,204	$218,391
Supplemental disclosures:
Interest paid in cash	$39,569	$39,711
Income taxes paid in cash	$3,320	$22,872
Non-cash conversion to notes receivable	$3,774	$1,296
Non-cash balance sheet gross-up of receivables and other accrued expenses	$—	$11,000
See the accompanying Notes to Consolidated Financial Statements.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1. General
The accompanying unaudited consolidated financial statements of Dine Brands Global, Inc. (the “Company” or “Dine Brands Global”) have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2025.
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
2. Basis of Presentation
The Company’s fiscal quarters end on the Sunday closest to the last day of each calendar quarter. For convenience, the fiscal quarters of each year are referred to as ending on March 31, June 30, September 30 and December 31. The first fiscal quarter of 2025 began on December 30, 2024 and ended on March 30, 2025, and the second fiscal quarter of 2025 ended on June 29, 2025. The first fiscal quarter of 2024 began on January 1, 2024 and ended on March 31, 2024, and the second fiscal quarter of 2024 ended on June 30, 2024.
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
3. Recent Accounting Pronouncements
Recently Issued Accounting Standards
In November 2023, the FASB issued ASU No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure," which updates reportable segment disclosure requirements. The ASU primarily requires enhanced disclosures about significant segment expenses and information used to assess segment performance that are regularly provided to the chief operating decision maker. The Company adopted ASU 2023-07 for interim periods beginning January 1, 2025, and applied the disclosure requirements retrospectively to all prior periods presented in the financial statements. Upon adoption, the new standard did not have an impact on the Company's Consolidated Balance Sheets, Consolidated Statements of Comprehensive Income, or the Consolidated Statements of Cash Flows.
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

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
3. Recent Accounting Pronouncements (Continued)
In November 2024, the FASB issued ASU No. 2024-03, "Disaggregation of Income Statement Expenses," which requires public business entities to provide disaggregated disclosures, in the Notes to Consolidated Financial Statements, of certain expense categories that are included in expense line items on the face of the income statement. The guidance is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027 with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU in our disclosures.
The Company reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact to the consolidated financial statements.
4. Revenues
Franchise revenues and revenues from company-owned restaurants are recognized in accordance with current guidance for revenue recognition as codified in Accounting Standards Topic 606 (“ASC 606”). Under ASC 606, revenue is recognized upon transfer of control of promised services or goods to customers in an amount that reflects the consideration the Company expects to receive for those services or goods.
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

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
4. Revenues (Continued)
Company Restaurant Revenues
Company restaurant revenues comprise retail sales at company-owned restaurants. Sales by company-owned restaurants are recognized when food and beverage items are sold. Company restaurant sales are reported net of sales taxes collected from guests that are remitted to the appropriate taxing authorities, with no significant judgements required.
The following table disaggregates franchise revenues by major type for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Franchise Revenues:
Royalties	$82.1	$80.6	$158.4	$160.7
Advertising revenues	73.5	74.5	144.0	149.8
Proprietary product sales and other	16.4	18.9	33.4	36.9
Franchise and development fees	2.7	2.5	5.1	5.0
Total franchise revenues	$174.7	$176.5	$340.9	$352.4
Changes in the Company's contract liability for deferred franchise and development fees during the six months ended June 30, 2025 were as follows:

Deferred Franchise Revenue (short- and long-term)
(In millions)
Balance at December 31, 2024	$42.7
Recognized as revenue during the six months ended June 30, 2025	(5.0)
Fees deferred during the six months ended June 30, 2025	2.3
Balance at June 30, 2025	$40.0
The balance of deferred revenue as of June 30, 2025 is expected to be recognized as follows:

(In millions)
2025 (remaining six months)	$3.0
2026	5.4
2027	4.4
2028	3.5
2029	3.0
Thereafter	20.7
Total	$40.0
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

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
5. Receivables and Current Expected Credit Losses (Continued)
The Company considers its portfolio segments to be the following:
Accounts Receivable
Most of the Company’s short-term receivables due from franchisees are derived from royalty, advertising, and other franchise-related fees, and from distributors related to the sale of proprietary products to franchisees through the Company’s network of suppliers and distributors. During the six months ended June 30, 2025, the Company wrote off $0.9 million, predominantly related to Applebee's accounts receivable.
Gift Card Receivable
Gift card receivable consist primarily of amounts due from third-party vendors. Receivables related to gift card sales are subject to seasonality and usually peak around year-end as a result of the December holiday season.
Notes Receivable
Notes receivable balances primarily relate to the conversion of certain past due franchisee accounts receivable to notes receivable, cash loans to franchisees for working capital purposes, notes receivable in connection with the sale of IHOP and Applebee's company restaurants, franchise fees and other notes. A portion of these notes have specific reserves recorded against them amounting to $1.1 million as of June 30, 2025.
Equipment Leases Receivable
Equipment leases receivable primarily relate to IHOP franchise development activity prior to 2003 when IHOP typically leased or purchased the restaurant site, built and equipped the restaurant, then franchised the restaurant to a franchisee. Equipment lease contracts are collateralized by the equipment in the restaurant. The estimated fair value of the equipment collateralizing these lease contracts are not deemed to be significant given the very seasoned and mature nature of this portfolio. The weighted average remaining life of the Company’s equipment leases is 2.2 years as of June 30, 2025.
Real Estate Leases Receivable
Real estate leases receivable primarily relate to IHOP franchise development activity prior to 2003 when IHOP provided the financing for leasing or subleasing the site. Real estate leases at June 30, 2025 comprised of 15 leases with a weighted average remaining life of 10.1 years, and relate to locations that IHOP is leasing from third parties and subleasing to franchisees.

	June 30, 2025	December 31, 2024
	(In millions)
Accounts receivable	$79.1	$72.0
Gift card receivable	7.0	34.7
Notes receivable	16.9	14.7
Financing receivables:
Equipment leases receivable	9.5	13.2
Real estate leases receivable	17.6	18.3
Other receivables	1.1	2.9
	131.2	155.8
Less: allowance for credit losses and notes receivable	(6.4)	(4.7)
	124.8	151.1
Less: current portion	(91.2)	(115.2)
Long-term receivables	$33.5	$35.9

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
5. Receivables and Current Expected Credit Losses (Continued)
Changes in the allowance for credit losses during the six months ended June 30, 2025 were as follows:

	Accounts Receivable	Notes Receivable, short-term	Notes Receivable, long-term	Real estate leases receivable	Equipment leases receivable	Other (1)	Total
	(In millions)
Balance, December 31, 2024	$3.1	$0.3	$0.8	$0.1	$0.4	$0.0	$4.7
Bad debt expense	2.8	0.3	(0.2)	0.1	0.2	—	3.2
Advertising provision adjustment	(0.2)	—	—	—	—	—	(0.2)
Write-offs	(0.9)	—	—	(0.1)	(0.3)	—	(1.3)
Balance, June 30, 2025	$4.9	$0.5	$0.6	$0.1	$0.3	$0.0	$6.4
(1) Primarily gift card receivable and credit card receivable.
The Company's primary credit quality indicator for all portfolio segments is delinquency. Generally, the notes receivable, leases receivable, equipment receivable, and other receivable (primarily consists of credit card receivable) are not delinquent.
The year of origination of the Company's financing receivables at June 30, 2025 is as follows:

	Notes Receivable, short and long-term	Real estate leases receivable	Equipment leases receivable	Total
	(In millions)
2025	$3.8	$—	$0.1	$3.9
2024	7.5	1.8	0.3	9.6
2023	4.9	3.3	0.3	8.5
2022	0.4	7.5	—	7.9
2021	0.3	2.0	—	2.3
Prior	0.0	3.0	8.8	11.8
Total	$16.9	$17.6	$9.5	$44.0
The Company does not place its financing receivables in non-accrual status.
6. Leases
The Company engages in leasing activity as both a lessee and a lessor. The Company currently leases from third parties the real property on which 488 IHOP franchisee-operated restaurants are located; the Company (as lessor) subleases the property to the franchisees that operate those restaurants. The Company also leases property it owns to the franchisees that operate 49 IHOP restaurants and one Applebee's restaurant. The Company leases from third parties the real property on which 59 Applebee's company-owned restaurants, 10 IHOP company-owned restaurants and one Fuzzy's company-owned restaurant are located. The Company also leases office space for its principal corporate office in Pasadena, California and a restaurant support center in Irving, Texas. The Company does not have a significant amount of non-real estate leases.
The Company's existing leases/subleases related to IHOP restaurants generally provide for an initial term of 20 to 25 years, with most having one or more five-year renewal options. Leases related to Applebee's restaurants generally have an initial term of 10 to 20 years, with renewal terms of five to 20 years. Option periods were not included in determining liabilities and right-of-use assets related to operating leases. Restaurants associated with 294 of the Company's leases met the sales levels that required variable rent payments to the Company (as lessor), based on a percentage of restaurant sales during the six months ended June 30, 2025. Restaurants associated with 34 of the Company's leases met the sales levels that required variable rent payments by the Company (as lessee), based on a percentage of restaurant sales during the six months ended June 30, 2025.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
6. Leases (Continued)
The Company's lease (income) cost for the three and six months ended June 30, 2025 and 2024 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Finance lease cost:
Amortization of right-of-use assets	$0.7	$0.7	$1.4	$1.3
Interest on lease liabilities	0.7	0.7	1.4	1.5
Operating lease cost	20.5	18.3	40.4	36.5
Variable lease cost	2.0	2.0	4.0	4.0
Short-term lease cost	0.0	0.0	0.0	0.0
Sublease income	(25.4)	(26.6)	(49.9)	(53.8)
Lease income	$(1.5)	$(4.9)	$(2.6)	$(10.5)
Future minimum lease payments under noncancellable leases as lessee as of June 30, 2025 were as follows:

	Finance Leases	Operating Leases
	(In millions)
2025 (remaining six months)	$3.9	$45.0
2026	8.0	89.8
2027	7.0	70.2
2028	5.3	54.1
2029	5.4	51.3
Thereafter	23.9	189.4
Total minimum lease payments	53.5	499.8
Less: interest/imputed interest	(13.1)	(109.6)
Total obligations	40.4	390.2
Less: current portion	(5.1)	(64.7)
Long-term lease obligations	$35.3	$325.5
Other lease information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Assets obtained in exchange for operating lease obligations	$19.3	$16.9	$51.6	$33.6
Assets obtained in exchange for finance lease obligations	$0.4	$2.0	$3.8	$5.6
The weighted average remaining lease term as of June 30, 2025 was 5.7 years for finance leases and 6.4 years for operating leases. The weighted average discount rate as of June 30, 2025 was 9.1% for finance leases and 6.2% for operating leases.
During the three and six months ended June 30, 2025 and 2024, the Company made the following cash payments for leases:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Principal payments on finance lease obligations	$1.3	$1.4	$2.5	$3.1
Interest payments on finance lease obligations	0.7	0.7	1.4	1.5
Payments on operating leases	22.3	19.9	44.0	39.6
Variable lease payments	2.0	1.9	4.3	4.1

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
6. Leases (Continued)
The Company's income from operating leases for the three and six months ended June 30, 2025 and 2024 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Minimum lease payments	$22.6	$24.1	$44.8	$48.6
Variable lease income	4.5	4.5	8.6	9.0
Total operating lease income	$27.1	$28.6	$53.4	$57.6
Future minimum payments to be received as lessor under noncancellable operating leases as of June 30, 2025 were as follows:

(In millions)
2025 (remaining six months)	$46.3
2026	83.1
2027	66.7
2028	51.4
2029	43.8
Thereafter	160.5
Total minimum rents receivable	$451.8
The Company's income from real estate leases for the three and six months ended June 30, 2025 and 2024 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Interest income	$0.3	$0.3	$0.6	$0.6
Variable lease income	0.1	0.1	0.1	0.2
Selling profit	—	—	—	0.2
Total real estate lease income	$0.4	$0.4	$0.7	$1.0
Future minimum payments to be received as lessor under noncancellable real estate leases as of June 30, 2025 were as follows:

(In millions)
2025 (remaining six months)	$1.3
2026	2.5
2027	2.5
2028	2.5
2029	2.5
Thereafter	13.0
Total minimum rents receivable	24.3
Less: unearned income	(6.7)
Total real estate leases receivable	17.6
Less: current portion	(1.4)
Long-term real estate leases receivable	$16.2

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7. Long-Term Debt
At June 30, 2025 and December 31, 2024, long-term debt consisted of the following components:

	June 30, 2025	December 31, 2024
	(In millions)
Series 2019-1 4.723% Fixed Rate Senior Secured Notes, Class A-2-II	$—	$594.0
Series 2022-1 Variable Funding Senior Notes, Class A-1, variable interest rate of 7.14% at December 31, 2024	—	100.0
Series 2023-1 7.824% Fixed Rate Senior Secured Notes, Class A-2	500.0	500.0
Series 2025-1 6.720% Fixed Rate Senior Secured Notes, Class A-2	600.0	—
Series 2025-1 Variable Funding Senior Notes, Class A-1, variable interest rate of 6.93% at June 30, 2025	100.0	—
Unamortized debt issuance costs	(13.0)	(7.4)
Long-term debt, net of debt issuance costs	1,187.0	1,186.6
Less: current portion of long-term debt	(100.0)	(100.0)
Long-term debt	$1,087.0	$1,086.6
On June 5, 2019, Applebee’s Funding LLC and IHOP Funding LLC (the “Co-Issuers”), each a special purpose, wholly-owned indirect subsidiary of the Company, issued two tranches of fixed rate senior secured notes, the Series 2019-1 4.194% Fixed Rate Senior Secured Notes, Class A-2-I (“2019 Class A-2-I Notes”) in an initial aggregate principal amount of $700 million and the Series 2019-1 4.723% Fixed Rate Senior Secured Notes, Class A-2-II in an initial aggregate principal amount of $600 million (the “2019 Class A-2-II Notes” and, together with the 2019 Class A-2-I Notes, the “2019 Class A-2 Notes”). The 2019 Class A-2 Notes were issued pursuant to an offering exempt from registration under the Securities Act of 1933, as amended. The 2019 Class A-2-I Notes were voluntarily repaid in full on April 17, 2023 and the 2019 Class A-2-II Notes were voluntarily repaid in full on June 17, 2025 (discussed further below). For a description of the repaid 2019 Class A-2-I Notes, refer to Note 8 — Long-Term Debt of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 and for a description of the repaid 2019 Class A-2-II Notes, refer to Note 8 — Long-Term Debt of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
On April 17, 2023, the Co-Issuers completed a refinancing transaction and issued $500 million of Series 2023-1 7.824% Fixed Rate Senior Secured Notes, Class A-2 (the “2023 Class A-2 Notes”). The 2023 Class A-2 Notes were issued pursuant to an offering exempt from registration under the Securities Act of 1933, as amended.
On June 17, 2025, the Co-Issuers established a new revolving financing facility, the 2025-1 Variable Funding Senior Notes, Class A-1 (the “Credit Facility” or “2025 Class A-1 Notes”), that allows for drawings up to $325 million of variable funding notes on a revolving basis and the issuance of letters of credit. In connection with this transaction, the Co-Issuers terminated their $325 million revolving financing facility, the 2022-1 Variable Funding Senior Notes, Class A-1 (the "2022 Credit Facility"). For a description of the terminated 2022 Credit Facility, refer to Note 8 — Long-Term Debt of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
Also on June 17, 2025, the Co-Issuers completed a refinancing transaction and issued $600 million of Series 2025-1 6.720% Fixed Rate Senior Secured Notes, Class A-2 (the “2025 Class A-2 Notes”). The 2025 Class A-2 Notes were issued pursuant to an offering exempt from registration under the Securities Act of 1933, as amended. The Company used the net proceeds of the 2025 Class A-2 Notes to repay the entire outstanding balance of approximately $594.0 million of the 2019 Class A-2-II Notes and to pay fees and expenses incurred in connection with the issuance of the 2025 Class A-2 Notes. The 2023 Class A-2 Notes and the 2025 Class A-1 Notes, together with the 2025 Class A-2 Notes are referred to collectively herein as the “Notes.” The Notes were issued in securitization transactions pursuant to which substantially all the domestic revenue-generating assets and domestic intellectual property held by the Co-Issuers and certain other special-purpose, wholly-owned indirect subsidiaries of the Company (the “Guarantors”) were pledged as collateral to secure the Notes.
The Notes were issued under a Base Indenture, dated as of September 30, 2014, amended and restated as of June 5, 2019 and further amended and restated as of April 17, 2023 (the “Base Indenture”). In addition, the 2019 Class A-2-II Notes were issued under the related Series 2019-1 Supplement to the Base Indenture, dated June 5, 2019 (the “Series 2019-1 Supplement”),

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
7. Long-Term Debt (Continued)
among the Co-Issuers and Citibank, N.A., as the trustee (in such capacity, the “Trustee”) and securities intermediary, the 2022 Credit Facility was issued under the related Series 2022-1 Supplement to the Base Indenture, dated August 12, 2022 (“Series 2022-1 Supplement”), among the Co-Issuers and Citibank, N.A., as Trustee and securities intermediary, the 2023 Class A-2 Notes were issued under the related Series 2023-1 Supplement to the Base Indenture, dated April 17, 2023 (the “Series 2023-1 Supplement”), among the Co-Issuers and Citibank, N.A., as Trustee and securities intermediary, and the 2025 Class A-2 Notes and the 2025 Class A-1 Notes were issued under the related Series 2025-1 Supplement to the Base Indenture, dated June 17, 2025 (the "Series 2025-1 Supplement"), among the Co-Issuers and Citibank, N.A., as Trustee and securities intermediary. The Base Indenture, Series 2023-1 Supplement, and Series 2025-1 Supplement (collectively, the “Indenture”) will allow the Co-Issuers to issue additional series of notes in the future subject to certain conditions set forth therein.
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
As of June 30, 2025, the Company's leverage ratio was approximately 4.25x. As a result, quarterly principal payments on the 2023 Class A-2 Notes of $1.25 million currently are not required.
The Company may voluntarily repay the 2023 Class A-2 Notes at any time; however, if the 2023 Class A-2 Notes are repaid prior to certain dates, the Company would be required to pay make-whole premiums. As of June 30, 2025, the make-whole premium associated with voluntary prepayment of the 2023 Class A-2 Notes was approximately $23.9 million. The Company also would be subject to a make-whole premium in the event of a mandatory prepayment required following a Rapid Amortization Event or certain asset dispositions. The mandatory make-whole premium requirements are considered derivatives embedded in the Notes that must be bifurcated for separate valuation. The Company estimated the fair value of these derivatives to be immaterial as of June 30, 2025, based on the probability-weighted discounted cash flows associated with either event.
2025 Class A-2 Notes
The legal final maturity of the 2025 Class A-2 Notes is in June 2055, but it is anticipated that, unless earlier prepaid to the extent permitted under the Indenture, the 2025 Class A-2 Notes will be repaid in June 2030 (the “2025 Class A-2 Anticipated Repayment Date”). If the Co-Issuers have not repaid or refinanced the 2025 Class A-2 Notes by the 2025 Class A-2 Anticipated Repayment Date, then additional interest will accrue on the 2025 Class A-2 Notes at the greater of: (A) 5.0% and (B) the amount, if any, by which the sum of the following exceeds the applicable Series 2025-1 Class A-2 Note interest rate: (x) the yield to maturity (adjusted to a quarterly bond-equivalent basis) on the applicable anticipated repayment date of the United States Treasury Security having a term closest to 10 years plus (y) 7.85%.
While the 2025 Class A-2 Notes are outstanding, payment of principal and interest is required to be made on the 2025 Class A-2 Notes on a quarterly basis. The quarterly principal payment of $1.5 million on the 2025 Class A-2 Notes may be suspended when the leverage ratio for the Company and its subsidiaries is less than or equal to 5.25x.
As of June 30, 2025, the Company's leverage ratio was approximately 4.25x. As a result, quarterly principal payments on the 2025 Class A-2 Notes of $1.5 million currently are not required.
The Company may voluntarily repay the 2025 Class A-2 Notes at any time; however, if the 2025 Class A-2 Notes are repaid prior to certain dates, the Company would be required to pay make-whole premiums. As of June 30, 2025, the make-whole premium associated with voluntary prepayment of the 2025 Class A-2 Notes was approximately $42.4 million. The Company also would be subject to a make-whole premium in the event of a mandatory prepayment required following a Rapid Amortization Event or certain asset dispositions. The mandatory make-whole premium requirements are considered derivatives embedded in the Notes that must be bifurcated for separate valuation. The Company estimated the fair value of these

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
7. Long-Term Debt (Continued)
derivatives to be immaterial as of June 30, 2025, based on the probability-weighted discounted cash flows associated with either event.
2025 Class A-1 Notes
In June 2025, the Co-Issuers entered into the Credit Facility that allows for drawings up to $325 million of variable funding notes on a revolving basis and the issuance of letters of credit. The applicable interest rate under the Credit Facility depends on the type of borrowing by the Co-Issuers. The applicable interest rate for advances is generally calculated at a per annum rate equal to the commercial paper funding rate or one-, two-, three- or six-month Term SOFR Rate, in either case, plus 2.50%. The applicable interest rate for swingline advances and unreimbursed draws on outstanding letters of credit is a per annum base rate equal to the sum of (a) the greatest of (A) the Prime Rate in effect from time to time, (B) the Federal Funds Rate in effect from time to time plus 0.50% and (C) Term SOFR for a one-month tenor in effect at such time plus 0.50% plus (b) 2.00%.
The legal final maturity of the Credit Facility is June 2055, but rapid amortization will apply if there are outstanding amounts under the Credit Facility after June 2030 (the “Class A-1 Renewal Date”). The 2025 Class A-1 Renewal Date may be extended at the Co-Issuers’ election for up to two successive one-year periods if certain conditions are met. If the Co-Issuers have not repaid or refinanced the Credit Facility by the 2025 Class A-1 Renewal Date (after giving effect to any extensions), then interest will accrue on the Credit Facility at a rate equal to 5.00% in addition to the regular interest rate applicable to the Credit Facility.
As of June 30, 2025, the outstanding balance of the Credit Facility was $100 million. The amount of $0.6 million was pledged against the Credit Facility for outstanding letters of credit, leaving $224.4 million of the Credit Facility available for borrowing at June 30, 2025. It is anticipated that the principal and interest on the 2025 Class A-1 Notes will be repaid in full on or prior to the quarterly payment date in June 2030 (the “2025 Class A-1 Anticipated Repayment Date”), subject to two additional one-year extensions at the option of the Company upon the satisfaction of certain conditions. The letters of credit are used primarily to satisfy insurance-related collateral requirements. The weighted average interest rate for the period outstanding during the six months ended June 30, 2025 was 6.93%.
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
In general, the DSCR ratio is Net Cash Flow (as defined in the Indenture) for the four quarters preceding the calculation date divided by the total debt service payments (as defined in the Indenture) of the preceding four quarters. The complete definitions of the DSCR and all calculation elements are contained in the Indenture. Failure to maintain a prescribed DSCR can trigger a Cash Trapping Event, A Rapid Amortization Event, a Manager Termination Event or a Default Event (each as defined in the Indenture) as described below. In a Cash Trapping Event, the Trustee is required to retain respective Cash Trapping Percentage (as defined in the Indenture) of excess cash flow in a restricted account. In a Rapid Amortization Event, all excess cash flow is retained and used to retire principal amounts of debt. In a Manager Termination Event, the Company may be

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
7. Long-Term Debt (Continued)
replaced as manager of the assets securitized under the Indenture. In a Default Event, the outstanding principal amount and any accrued but unpaid interest can be called to become immediately due and payable. Key DSCRs are as follows:
•DSCR less than 1.75x - Cash Trapping Event
•DSCR less than 1.20x - Rapid Amortization Event
•Interest-only DSCR less than 1.20x - Manager Termination Event
•Interest-only DSCR less than 1.10x - Default Event
The Company's DSCR for the reporting period ended June 30, 2025 was approximately 3.3x.
Debt Issuance Costs
Credit Facility
In June 2025, the Company incurred costs of approximately $4.1 million in connection with the issuance of the Credit Facility. These debt issuance costs are deferred along with the unamortized costs of the terminated 2022 Credit Facility and are being amortized over the terms of the new arrangement. Amortization of $0.3 million and $0.7 million of these costs were included in interest expense for the three and six months ended June 30, 2025, respectively. Amortization of $0.3 million and $0.6 million of these costs were included in interest expense for the three and six months ended June 30, 2024, respectively. As of June 30, 2025, total unamortized debt issuance costs of $6.9 million related to the Credit Facility are classified as other non-current assets in the Consolidated Balance Sheets.
2025 Class A-2 Notes
The Company incurred costs of approximately $7.5 million in connection with the issuance of the 2025 Class A-2 Notes. These debt issuance costs are being amortized using the effective interest method over estimated life of the 2025 Class A-2 Notes. Amortization costs of $0.1 million were included in interest expense for the three and six months ended June 30, 2025. As of June 30, 2025, unamortized debt issuance costs of $7.4 million are reported as a direct reduction of the 2025 Class A-2 Notes in the Consolidated Balance Sheets.
2023 Class A-2 Notes
The Company incurred costs of approximately $8.0 million in connection with the issuance of the 2023 Class A-2 Notes. These debt issuance costs are being amortized using the effective interest method over the estimated life of the 2023 Class A-2 Notes. Amortization costs of $0.3 million and $0.6 million were included in interest expense for the three and six months ended June 30, 2025, respectively. Amortization costs of $0.3 million and $0.5 million were included in interest expense for the three and six months ended June 30, 2024, respectively. As of June 30, 2025, unamortized debt issuance costs of $5.6 million are reported as a direct reduction of the 2023 Class A-2 Notes in the Consolidated Balance Sheets.
2019 Class A-2-II Notes
Debt issuance costs incurred in connection with the issuance of the 2019 Class A-2-II Notes were amortized using the effective interest method over estimated life of each tranche of the 2019 Class A-2 Notes. The 2019 Class A-2-II Notes amortization costs of $0.2 million and $0.4 million were included in interest expense for the three and six months ended June 30, 2025, respectively. The 2019 Class A-2-II Notes amortization costs of $0.2 million and $0.5 million were included in interest expense for the three and six months ended June 30, 2024, respectively. In connection with the repayment of the 2019 Class A-2-II Notes discussed above, the Company recognized a loss on extinguishment of debt of $0.9 million, representing the remaining unamortized debt issuance costs.
Loss on Extinguishment of Debt
In connection with the repayment of the 2019 Class A-2-II Notes, the Company recognized a loss on extinguishment of debt of $0.9 million, representing the remaining unamortized costs related to the 2019 Class A-2-II Notes.
Maturities of Long-term Debt
•The final maturity of the 2023 Class A-2 Notes is in March 2053, but it is anticipated that, unless repaid earlier, to the extent permitted under the Indenture, the 2023 Class A-2 Notes will be repaid in June 2029.
•The final maturity of the 2025 Class A-2 Notes is in June 2055, but it is anticipated that, unless repaid earlier, to the extent permitted under the Indenture, the 2025 Class A-2 Notes will be repaid in June 2030.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
7. Long-Term Debt (Continued)
•The renewal date of the 2025 Class A-1 Notes is June 2030, subject to two additional one-year extensions at the option of the Company upon the satisfaction of certain conditions.
•Quarterly principal payments on the 2023 Class A-2 Notes totaling $1.25 million ($5.0 million per annum) are required if the Company's leverage ratio is greater than 5.25x.
•Quarterly principal payments on the 2025 Class A-2 Notes totaling $1.5 million ($6.0 million per annum) are required if the Company's leverage ratio is greater than 5.25x.
8. Stockholders' Deficit
Dividends
Dividends declared and paid per share for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Dividends declared per common share	$0.51	$0.51	$1.02	$1.02
Dividends paid per common share	$0.51	$0.51	$1.02	$1.02
During the six months ended June 30, 2025 and 2024, the Company paid dividends of $15.8 million and $15.7 million, respectively.
On May 14, 2025, the Board of Directors declared a second quarter 2025 cash dividend of $0.51 per share of common stock, paid on July 9, 2025 to the stockholders of record as of the close of business on June 20, 2025.
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
During the six months ended June 30, 2025, the Company repurchased 309,778 shares of common stock at a cost of $7.6 million. Cumulatively, the Company repurchased 2,175,177 shares at a cost of $124.3 million. As of June 30, 2025, a remaining amount of $125.7 million in the value of shares may be repurchased under the 2022 Repurchase Program.
Treasury Stock
Repurchases of the Company's common stock are included in treasury stock at the cost of shares repurchased plus any transaction costs. Treasury stock may be re-issued when stock options are exercised, when restricted stock awards are granted and when restricted stock units settle in stock upon vesting. The cost of treasury stock re-issued is determined using the first-in, first-out (“FIFO”) method. During the six months ended June 30, 2025, the Company re-issued 495,856 shares of treasury stock at a total FIFO cost of $23.5 million.
9. Income Taxes
The Company's effective tax rate was 30.6% for the six months ended June 30, 2025, as compared to 26.4% for the six months ended June 30, 2024. The effective tax rate for the six months ended June 30, 2025 was higher than the rate of the prior comparable period primarily due to a lower tax deduction related to stock-based compensation, resulting from the changes in our stock price.
The total gross unrecognized tax benefit as of June 30, 2025 and December 31, 2024 was $2.8 million and $2.5 million, respectively, excluding interest, penalties and related income tax benefits. The Company estimates the unrecognized tax benefit as of June 30, 2025 may decrease over the upcoming 12 months by $0.1 million related to settlements with taxing authorities and statute of limitations expirations. For the remaining liability, due to the uncertainties related to these tax matters, the Company is unable to make a reasonable estimate as to when cash settlement with a taxing authority will occur.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
9. Income Taxes (Continued)
The accrued interest as of June 30, 2025 and December 31, 2024 was $0.9 million and $0.8 million, respectively, excluding any related income tax benefits. The Company recognizes interest accrued related to unrecognized tax benefits and penalties as a component of the income tax provision recognized in the Consolidated Statements of Comprehensive Income.
The Company files federal income tax returns and the Company or one of its subsidiaries file income tax returns in various state and international jurisdictions. With few exceptions, the Company is no longer subject to federal tax examinations by tax authorities for years before 2021 and state or non-United States tax examinations by tax authorities for years before 2020. The Company believes that adequate reserves have been provided relating to all matters contained in the tax periods open to examination.
10. Stock-Based Compensation
The following table summarizes the components of stock-based compensation expense included in general and administrative expenses in the Consolidated Statements of Comprehensive Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Equity classified awards expense	$3.3	$3.9	$6.7	$8.8
Liability classified awards expense	(0.5)	(0.6)	(0.2)	0.1
Total stock-based compensation expense	$2.8	$3.3	$6.5	$8.9
As of June 30, 2025, total unrecognized compensation expense of $20.9 million related to restricted stock and restricted stock units and $1.6 million related to stock options is expected to be recognized over a weighted average period of 1.7 years for restricted stock and restricted stock units and 1.1 years for stock options.
Equity Classified Awards - Stock Options
Stock option balances at June 30, 2025, and activity for the six months ended June 30, 2025 were as follows:

	Number of Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Millions)
Outstanding at December 31, 2024	524,646	$69.89
Granted	—	—
Exercised	—	—
Expired	(10,575)	100.51
Forfeited	(8,072)	55.50
Outstanding at June 30, 2025	505,999	69.48	5.02	$—
Vested and Expected to Vest at June 30, 2025	497,055	69.78	4.95	$—
Exercisable at June 30, 2025	423,858	$72.39	4.35	$—
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price of the Company’s common stock on the last trading day of the second quarter of 2025 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2025. The aggregate intrinsic value will change based on the fair market value of the Company’s common stock and the number of in-the-money options.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
10. Stock-Based Compensation (Continued)

Equity Classified Awards - Restricted Stock and Restricted Stock Units
Outstanding balances as of June 30, 2025, and activity related to restricted stock and restricted stock units for the six months ended June 30, 2025 were as follows:

	Shares of Restricted Stock	Weighted Average Grant Date Fair Value	Stock-Settled Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2024	421,459	$56.18	72,953	$46.83
Granted	495,856	26.13	53,974	26.13
Released	(184,964)	61.04	(34,030)	47.70
Forfeited	(40,074)	47.70	(36,516)	39.61
Outstanding at June 30, 2025	692,277	$33.85	56,381	$31.78
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
The 2025 LTIP awards vest at the end of the three-year period and are determined using multipliers from 0% to 200% of the target award based on the Company's cumulative adjusted EBITDA, as defined and reflected in the Company’s earnings release and/or financial statements for each of the three years in the performance period, subject to adjustment based on the total stockholder returns of a peer group of companies. As of June 30, 2025, the cumulative performance target of the 2025 LTIP awards is not known; therefore, no compensation expense related to the 2025 LTIP award has been recognized.
The LTIP awards are considered stock-based compensation and are classified as liabilities measured at fair value as of the respective period end. For the three months ended June 30, 2025 and 2024, credits of $0.5 million and $0.6 million, respectively, were included in total stock-based compensation expense related to LTIP awards. For the six months ended June 30, 2025 and 2024, a credit of $0.2 million and an expense of $0.1 million, respectively, were included in total stock-based compensation expense related to LTIP awards. At June 30, 2025 and December 31, 2024, liabilities of $0.6 million and $0.8 million, respectively, related to LTIP awards were included as part of accrued employee compensation and benefits and other non-current liabilities in the Consolidated Balance Sheets.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
11. Net Income per Share
The computation of the Company's basic and diluted net income per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands, except per share data)
Numerator for basic and diluted income per common share:
Net income	$13,814	$23,182	$22,011	$40,655
Less: Net income allocated to unvested participating restricted stock	(601)	(703)	(919)	(1,206)
Net income available to common stockholders - basic	13,213	22,479	21,092	39,449
Effect of unvested participating restricted stock in two-class calculation	—	—	—	—
Net income available to common stockholders - diluted	$13,213	$22,479	$21,092	$39,449
Denominator:
Weighted average outstanding shares of common stock - basic	14,879	14,943	14,907	14,962
Dilutive effect of stock options	—	—	—	—
Weighted average outstanding shares of common stock - diluted	14,879	14,943	14,907	14,962
Net income per common share:
Basic	$0.89	$1.50	$1.41	$2.64
Diluted	$0.89	$1.50	$1.41	$2.64
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
The Company identifies its reporting segments based on the organizational units used by management to monitor performance and make operating decisions. The Company currently has six operating segments: Applebee's franchise operations, IHOP franchise operations, Fuzzy's franchise operations, rental operations, financing operations, and company-owned restaurant operations. The Company has four reporting segments: franchise operations (an aggregation of each restaurant concept's franchise operations), company-owned restaurant operations, rental operations and financing operations.
 As of June 30, 2025, the franchise operations segment consisted of 1,514 restaurants operated by Applebee’s franchisees in the United States, two U.S. territories and 15 countries outside the United States; 1,786 restaurants operated by IHOP franchisees and area licensees in the United States, two U.S. territories and 15 countries outside the United States; and 112 restaurants operated by Fuzzy's franchisees in the United States. Franchise operations revenue consists primarily of franchise royalty revenues, franchise advertising revenue, sales of proprietary products to franchisees, and other franchise fees. Franchise operations expenses include advertising expense, the cost of proprietary products, pre-opening training expenses and other franchise-related costs.
Rental operations revenue includes revenue from operating leases and interest income from real estate leases. Rental operations expenses are costs of operating leases and interest expense from finance leases on which the Company is the lessee. Financing operations revenue primarily consists of interest income from the financing of IHOP equipment leases and franchise fees and interest income on notes receivable due from franchisees. Financing operations expenses primarily are the cost of taxes related to IHOP equipment leases. As of June 30, 2025, the company restaurants segment consisted of 59 company-owned Applebee's restaurants, 10 company-owned IHOP restaurants, and one company-owned Fuzzy's restaurant located in the United States. Company-owned restaurant operation revenue consists of retail sales at company-owned

Dine Brand Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
12. Segments (Continued)
restaurants. Company-owned restaurant operation expenses are operating expenses such as food, beverage, labor, benefits, utilities, rent and other operating costs.
Information on segments and a reconciliation of operating profit to income before income taxes is as follows:

	Three Months Ended June 30, 2025
	Franchise	Company Restaurants	Rental	Financing	Total
	(In millions)
Revenues	$174.7	$28.2	$27.5	$0.3	$230.8
Less: Advertising revenue	73.5	—	—	—	73.5
Revenues excluding advertising revenue	101.2	28.2	27.5	0.3	157.3

Less:
Interest expense from finance leases	—	—	0.7	—	0.7
Depreciation and amortization	0.2	0.8	2.5	—	3.4
Other segment items(a)	12.8	30.2	18.0	0.1	61.0
Segment profit	88.3	(2.7)	6.4	0.2	92.2
Stock based compensation (direct)	1.0	—	—	—	1.0
Gain on disposition of assets	0.0	—	—	—	0.0
Other G&A expenses (direct and allocated)	32.0	1.9	—	—	33.9
Segment operating profit (loss)	$55.3	$(4.6)	$6.4	$0.2	$57.3

Reconciliation of segment operating profit
Segment operating profit					$57.3
Depreciation and amortization (unallocated)					4.4
Stock based compensation (unallocated)					2.2
Other G&A expenses (unallocated)					9.2
Interest expense, net					17.8
Closure and impairment charges					1.2
Amortization of intangible assets					2.7
Loss on extinguishment of debt					0.9
Income before income taxes					$18.9

Dine Brand Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
12. Segments (Continued)

	Six Months Ended June 30, 2025
	Franchise	Company Restaurants	Rental	Financing	Total
	(In millions)
Revenues	$340.9	$49.8	$54.2	$0.6	$445.6
Less: Advertising revenue	144.0	—	—	—	144.0
Revenues excluding advertising revenue	196.9	49.8	54.2	0.6	301.6

Less:
Interest expense from finance leases	—	—	1.4	—	1.4
Depreciation and amortization	0.3	1.3	4.9	—	6.5
Other segment items(a)	23.3	51.6	36.1	0.1	111.2
Segment profit	173.3	(3.1)	11.8	0.5	182.5
Stock based compensation (direct)	2.1	—	—	—	2.1
Gain on disposition of assets	(0.1)	—	—	—	(0.1)
Other G&A expenses (direct and allocated)	63.2	3.3	—	—	66.5
Segment operating profit (loss)	$108.1	$(6.4)	$11.8	$0.5	$114.1

Reconciliation of segment operating profit
Segment operating profit					$114.1
Depreciation and amortization (unallocated)					8.9
Stock based compensation (unallocated)					4.6
Other G&A expenses (unallocated)					20.1
Interest expense, net					35.5
Closure and impairment charges					7.0
Amortization of intangible assets					5.4
Loss on extinguishment of debt					0.9
Income before income taxes					$31.7

Dine Brand Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
12. Segments (Continued)

	Three Months Ended June 30, 2024
	Franchise	Company Restaurants	Rental	Financing	Total
	(In millions)
Revenues	$176.5	$0.3	$29.0	$0.5	$206.3
Less: Advertising revenue	74.5	—	—	—	74.5
Revenues excluding advertising revenue	102.0	0.3	29.0	0.5	131.7

Less:
Interest expense from finance leases	—	—	0.7	—	0.7
Depreciation and amortization	0.1	0.0	2.6	—	2.7
Other segment items(a)	10.3	0.3	18.3	0.1	29.0
Segment profit	91.5	0.0	7.4	0.4	99.3
Stock based compensation (direct)	1.5	—	—	—	1.5
Loss on disposition of assets	0.2	—	—	—	0.2
Other G&A expenses (direct and allocated)	29.6	—	—	—	29.6
Segment operating profit	$60.3	$0.0	$7.4	$0.4	$68.0

Reconciliation of segment operating profit
Segment operating profit					$68.0
Depreciation and amortization (unallocated)					4.2
Stock based compensation (unallocated)					2.4
Other G&A expenses (unallocated)					9.2
Interest expense, net					17.8
Closure and impairment charges					0.4
Amortization of intangible assets					2.7
Loss on extinguishment of debt					—
Income before income taxes					$31.2

Dine Brand Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
12. Segments (Continued)

	Six Months Ended June 30, 2024
	Franchise	Company Restaurants	Rental	Financing	Total
	(In millions)
Revenues	$352.4	$0.6	$58.6	$1.0	$412.5
Less: Advertising revenue	149.8	—	—	—	149.8
Revenues excluding advertising revenue	202.6	0.6	58.6	1.0	262.7

Less:
Interest expense from finance leases	—	—	1.5	—	1.5
Depreciation and amortization	0.2	0.0	5.2	—	5.5
Other segment items(a)	21.4	0.6	36.9	0.2	59.1
Segment profit	180.9	0.0	14.9	0.8	196.7
Stock based compensation (direct)	3.3	—	—	—	3.3
Gain on disposition of assets	(0.1)	—	—	—	(0.1)
Other G&A expenses (direct and allocated)	60.1	0.0	—	—	60.1
Segment operating profit	$117.7	$0.0	$14.9	$0.8	$133.4

Reconciliation of segment operating profit
Segment operating profit					$133.4
Depreciation and amortization (unallocated)					8.5
Stock based compensation (unallocated)					5.5
Other G&A expenses (unallocated)					21.7
Interest expense, net					35.9
Closure and impairment charges					1.1
Amortization of intangible assets					5.4
Loss on extinguishment of debt					—
Income before income taxes					$55.3
(a) For each reportable segment, the other segment item category includes:
Franchise: Costs of proprietary products, bad debt expense, pre-opening training expenses and other franchise-related costs.
Company Restaurants: Operating expenses at company-owned restaurants and include food, beverage, labor, benefits, utilities, rent and other operating costs.
Rental: Costs of operating leases and interest expense of finance leases on franchisee-operated restaurants.
Financing: Costs of restaurant equipment.

13. Closure and Impairment Charges
Closure and impairment charges for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Closure charges	$1.0	$0.4	$3.8	$1.1
Other asset impairment charges	0.2	—	3.2	—
Total closure and impairment charges	$1.2	$0.4	$7.0	$1.1

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
13. Closure and Impairment Charges (Continued)
The closure charges for the three and six months ended June 30, 2025 were primarily related to the acquisition and closure of certain IHOP restaurants in March 2025 and the establishment of or revisions to existing closure reserves, including accretion, for restaurants closed prior to December 31, 2024. The closure charges for the three and six months ended June 30, 2024 were related to the establishment of or revisions to existing closure reserves, including accretion, for restaurants closed prior to December 31, 2023.
The other asset impairment charges for the six months ended June 30, 2025 was primarily attributable to the strategic realignment of the IHOP Cincinnati market resulting in the acquisition and closure of certain IHOP restaurants in March 2025.
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
The fair values of the Company's long-term debt, excluding the Credit Facility, at June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025	December 31, 2024
	(In millions)
Face Value	$1,100.0	$1,094.0
Fair Value	$1,104.9	$1,095.5
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
Lease Guarantees
In connection with the refranchising of Applebee’s restaurants to franchisees, the Company has, in certain cases, guaranteed or has potential continuing liability for lease payments totaling $331.8 million as of June 30, 2025. This amount represents the maximum potential liability for future payments under these leases. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from 2025 through 2058. Excluding unexercised option periods, the Company's potential liability for future payments under these leases is $85.1 million. In the event of default, the indemnity and default clauses in the sale or assignment agreements govern the Company's ability to pursue and recover damages incurred.
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
The components of cash and cash equivalents were as follows:

	June 30, 2025	December 31, 2024
	(In millions)
Money market funds	$25.0	$35.0
IHOP advertising funds and gift card programs	83.1	73.1
Other depository accounts	86.1	78.6
Total cash and cash equivalents	$194.2	$186.7
Current Restricted Cash
Current restricted cash primarily consisted of funds required to be held in trust in connection with the Company's securitized debt and funds from Applebee's franchisees pursuant to franchise agreements, usage of which was restricted to advertising activities.
The components of current restricted cash were as follows:

	June 30, 2025	December 31, 2024
	(In millions)
Securitized debt reserves	$42.3	$40.0
Applebee's advertising funds	3.7	1.6
Other	1.0	0.8
Total current restricted cash	$47.0	$42.4
Non-current Restricted Cash
Non-current restricted cash was $22.0 million at June 30, 2025 and $19.5 million at December 31, 2024 and represents interest reserves required to be set aside for the duration of the Company's securitized debt.
17. Business Acquisition
On March 5, 2025, the Company entered into a cooperation agreement with an IHOP franchisee to acquire 10 IHOP restaurants across Ohio and Kentucky for $0.2 million of consideration. The Company entered into the transaction to invest in the system, improve operations through innovation tests and create a blueprint for franchisee success and growth for the Company. Due to the fair value of the assets acquired exceeding the consideration transferred, the transaction resulted in a $0.2 million gain on bargain purchase, which is recorded under General and administrative expenses in the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2025.
The following table summarizes the estimated fair value of net assets acquired at the date of acquisition (in millions):

Equipment and fixtures	$0.5
Inventory and other current assets	0.0
Accounts Receivable	(0.2)
Total identifiable assets acquired	0.3

Liabilities assumed	(0.1)
Bargain purchase gain	$0.2
On May 19, 2025, the Company entered into Assignment of Membership Interest and Amendment to Limited Liability Company Operating Agreements with an Applebee's franchisee to acquire 12 Applebee's restaurants across Kentucky, Indiana, Arkansas, and Oklahoma for $1.3 million of consideration. The Company entered into the transaction to invest in the system, improve operations through innovation tests and create a blueprint for franchisee success and growth for the Company. There were no significant indirect costs related to the transaction as of June 30, 2025.

Dine Brands Global, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
17. Business Acquisition (Continued)
The following table summarizes the estimated fair value of net assets acquired at the date of acquisition (in millions):

Off-market leases	$1.2
Cash	0.9
Inventory and other current assets	0.4
Total identifiable assets acquired	2.5

Liabilities assumed	(2.8)
Net identifiable liabilities acquired	(0.3)
Goodwill	1.6
Consideration transferred	$1.3
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
18. Subsequent Event
Subsequent to the end of the second quarter of 2025, on July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted. The OBBBA amends U.S. tax law, including provisions related to bonus depreciation, research and development expensing, and interest expense deduction, among other provisions. The Company is currently evaluating the impact of the OBBBA on its consolidated financial statements.

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
Overview
Through various subsidiaries, we own and franchise the Applebee's Neighborhood Grill & Bar® (“Applebee's”) concept in the American full-service segment within the casual dining category of the restaurant industry, the International House of Pancakes® (“IHOP”) concept in the mid-scale full-service restaurant segment within the family dining category of the restaurant industry, and the Fuzzy's Taco Shop® (“Fuzzy's”) concept in the Mexican limited-service restaurant segment within the fast-casual dining category of the restaurant industry. References herein to Applebee's®, IHOP® and Fuzzy's Taco Shop® restaurants are to these three restaurant concepts, whether operated by franchisees, area licensees and their sub-licensees (collectively, “area licensees”) or by us. With close to 3,500 restaurants, we are one of the largest full-service restaurant companies in the world.
We identify our business segments based on the organizational units used by management to monitor performance and make operating decisions. We currently have six operating segments: Applebee's franchise operations, IHOP franchise operations, Fuzzy's franchise operations, rental operations, financing operations, and company-owned restaurant operations. We have four reportable segments: franchise operations (an aggregation of each restaurant concept's franchise operations), rental operations, financing operations, and company-owned restaurant operations.
Key Financial Results
The financial tables appearing in this MD&A present amounts in millions of dollars that are rounded from our consolidated financial statements presented in thousands of dollars. As a result, the tables may not foot or crossfoot due to rounding.

	Three Months Ended June 30,		Favorable (Unfavorable) Variance	Six Months Ended June 30,		Favorable (Unfavorable) Variance
	2025	2024		2025	2024
	(In millions, except per share data)
Income before income taxes	$18.9	$31.2	$(12.3)	$31.7	$55.3	$(23.5)
Income tax provision	(5.1)	(8.0)	2.9	(9.7)	(14.6)	4.9
Net income	$13.8	$23.2	$(9.4)	$22.0	$40.7	$(18.6)

Effective tax rate	27.0%	25.8%	(1.3)%	30.6%	26.4%	(4.2)%

Net income per diluted share	$0.89	$1.50	$(0.61)	$1.41	$2.64	$(1.23)
			% decrease			% decrease
Weighted average diluted shares	14.9	14.9	0.0%	14.9	15.0	(0.4)%
The effective tax rate for the three and six months ended June 30, 2025 was higher than the rate of the comparable prior periods primarily due to a lower tax deduction related to stock-based compensation, resulting from the changes in our stock price.

The following table highlights the primary components of the decrease in our income before income taxes for the three and six months ended June 30, 2025, compared to our income before income taxes for the comparable prior periods (in millions):

	Favorable (Unfavorable) Variance
	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Increase (decrease) in gross profit:
Applebee's franchise operations	$(2.1)	$(5.7)
IHOP franchise operations	(1.8)	(3.0)
Fuzzy's franchise operations	0.7	1.1
Company restaurant operations	(2.7)	(3.1)
Rental and financing operations	(1.1)	(3.4)
Total decrease in gross profit	(7.0)	(14.2)
Increase in general and administrative ("G&A") expenses	(3.9)	(3.1)
Decrease in interest expense, net	0.1	0.4
Change in loss (gain) on disposition of assets	0.1	0.0
Change in loss on extinguishment of debt	(0.9)	(0.9)
Increase in closure and impairment charges	(0.7)	(5.9)
Change in amortization of intangible assets	0.0	0.0
Decrease in income before income taxes	$(12.3)	$(23.5)
Total gross profit for the three months ended June 30, 2025 decreased compared with the same period of the prior year due to decreased revenue from franchise, company restaurant and rental operations. In addition, income before income taxes for the three months ended June 30, 2025 decreased compared with the prior year period primarily due to a decrease in gross profit, an increase in G&A expenses and a loss on extinguishment of debt in the current period. The increase in G&A expenses is primarily attributable to an increase in compensation-related expenses and an increase in professional service fees, both due in part to the G&A expenses related to company restaurant operations as well as dual brand and remodel initiatives. The loss on extinguishment of debt for the three months ended June 30, 2025 relates to the write-off of the unamortized debt issuance costs of the 2019 Class A-2-II Notes that were voluntarily fully repaid in June 2025.
Total gross profit for the six months ended June 30, 2025 decreased compared with the same period of the prior year due to decreased revenue from franchise, rental and company restaurant operations. In addition, income before income taxes for the six months ended June 30, 2025 decreased compared with the prior year period due to a decrease in gross profit, an increase in closure and impairment charges and an increase in G&A expenses. The increase in closure and impairment charges was primarily attributable to the strategic realignment of the IHOP Cincinnati market resulting in the acquisition and closure of certain IHOP restaurants in March 2025. The increase in G&A expenses is primarily due to an increase in professional service and legal fees and costs related to company restaurant operations as well as dual brand and remodel initiatives, partially offset by a decrease in stock-based compensation and a decrease in software maintenance costs.
Increases in commodity, labor and other restaurant operating costs experienced at restaurants owned and operated by our franchisees could impact us to the extent our franchisees are adversely impacted by a sustained decline in their operating margins. At company-owned restaurants, when applicable, increases in commodity, labor and other restaurant operating costs impact us directly.
See “Consolidated Results of Operations - Comparison of the Three and Six Months Ended June 30, 2025 and 2024” for additional discussion of the changes shown above.
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

Our key performance indicators for the three and six months ended June 30, 2025 were as follows:

	Three Months Ended			Six Months Ended
	June 30, 2025			June 30, 2025
	Applebee's	IHOP	Fuzzy's	Applebee's	IHOP	Fuzzy's
Sales percentage increase (decrease) in reported retail sales - 2025 vs. 2024	2.8%	(2.3)%	(17.0)%	(0.5)%	(2.6)%	(16.9)%
% Increase (decrease) in domestic system-wide same-restaurant sales	4.9%	(2.3)%	(11.8)%	1.3%	(2.5)%	(12.0)%
Net franchise restaurant reduction (1)	(21)	(18)	(1)	(41)	(28)	(4)
Net decrease in total effective restaurants (2)	(50)	(11)	(14)	(44)	(6)	(14)
_________________________________________
(1) Franchise and area license restaurant closings, net of openings, during the three and six months ended June 30, 2025.
(2) Change in the weighted average number of franchise, area license and company-owned restaurants open during the three and six months ended June 30, 2025, compared to the weighted average number of those open during the same periods of 2024.
The change in total effective restaurants for each brand reflects both permanent closures, net of openings, over the past 12 months as well as the weighted effect of restaurants temporarily closed during each period.
Applebee’s system-wide domestic same-restaurant sales increased 4.9% for the three months ended June 30, 2025 and 1.3% for the six months ended June 30, 2025 as compared to the same periods of 2024. The increase in same-restaurant sales was primarily due to an increase in traffic and average check.
Based on data from Black Box Intelligence, a restaurant sales reporting firm (“Black Box”), Applebee's increase in same-restaurant sales for the three months ended June 30, 2025 outperformed, and for the six months ended June 30, 2025 underperformed the casual dining segment of the restaurant industry (excluding Applebee's) as compared with the same respective periods of 2024.

Applebee's Off-Premise Sales Data	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Off-premise sales (in millions) (1)	$237.3	$225.3	$479.2	$463.0
% sales mix	22.0%	21.4%	22.7%	21.8%
(1) Primarily to-go, delivery and catering sales for comparable 2025 and 2024 restaurants.

IHOP's system-wide domestic same-restaurant sales decreased 2.3% for the three months ended June 30, 2025 as compared to the same period of 2024, primarily due to a decrease in average check. IHOP's system-wide domestic same-restaurant sales decreased 2.5% for the six months ended June 30, 2025 as compared to the same period of 2024, primarily due to a decrease in average check and a decrease in traffic.
Based on data from Black Box, IHOP's same-restaurant sales for the three and six months ended June 30, 2025 underperformed the family dining segment of the restaurant industry (excluding IHOP) as compared with the same respective periods of 2024.

IHOP Off-Premise Sales Data	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Off-premise sales (in millions) (1)	$148.7	$149.8	$301.1	$305.5
% sales mix	20.0%	19.8%	20.5%	20.4%
(1) Primarily to-go, delivery and catering sales for comparable 2025 and 2024 restaurants.
Quarterly Domestic Same-Restaurant Sales - Fuzzy's
Fuzzy's system-wide domestic same-restaurant sales decreased 11.8% for the three months ended June 30, 2025 and 12.0% for the six months ended June 30, 2025 as compared to the same respective periods of 2024. The decrease in same-restaurant sales was primarily due to a decrease in traffic and a decrease in average check.

Fuzzy's Off-Premise Sales Data	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Off-premise sales (in millions) (1)	$15.6	$19.7	$30.2	$38.1
% sales mix	37.4%	39.4%	38.1%	40.1%
(1) Primarily to-go, delivery and catering sales for comparable 2025 and 2024 restaurants.

Restaurant Data
The following table sets forth the number of “Effective Restaurants” in the Applebee’s, IHOP and Fuzzy's systems and information regarding the percentage change in sales at those restaurants compared to the same period of the prior year. Sales at restaurants that are owned by franchisees and area licensees are not attributable to the Company and, as such, the percentage change in sales at Effective Restaurants is based on non-GAAP sales data. However, we believe that presentation of this information is useful in analyzing our revenues because franchisees and area licensees pay us royalties and advertising fees that are based on a percentage of their sales, and, where applicable, rental payments under leases that are based on a percentage of their sales. Management also uses this information to make decisions about plans for future development of additional restaurants as well as evaluation of current operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Applebee's Restaurant Data
Global Effective Restaurants(a)
Franchise	1,525	1,627	1,537	1,631
Company	52	—	50	—
Total	1,577	1,627	1,587	1,631
System-wide(b)
Domestic sales percentage change(c)	2.8%	(3.0)%	(0.5)%	(4.5)%
Domestic same-restaurant sales percentage change(d)	4.9%	(1.8)%	1.3%	(3.2)%
Franchise(b)
Domestic sales percentage change(c)(e)	0.6%	(3.0)%	(2.6)%	(4.5)%
Domestic same-restaurant sales percentage change(d)	5.0%	(1.8)%	1.5%	(3.2)%
Average weekly domestic unit sales (in thousands)	$58.0	$53.9	$56.3	$54.3

IHOP Restaurant Data
Global Effective Restaurants(a)
Franchise	1,627	1,647	1,635	1,645
Area license	154	155	154	156
Company	10	—	6	—
Total	1,791	1,802	1,795	1,801
System-wide(b)
Sales percentage change(c)	(2.3)%	(0.2)%	(2.6)%	0.0%
Domestic same-restaurant sales percentage change, including area license restaurants(d)	(2.3)%	(1.4)%	(2.5)%	(1.5)%
Franchise(b)
Sales percentage change(c)(e)	(2.7)%	(0.1)%	(2.8)%	0.1%
Domestic same-restaurant sales percentage change(d)	(2.2)%	(1.2)%	(2.4)%	(1.6)%
Average weekly unit sales (in thousands)	$37.8	$38.4	$37.2	$38.0
Area License(b)
Sales percentage change(c)	(3.5)%	(1.2)%	(4.3)%	(0.6)%

Fuzzy's Restaurant Data
Global Effective Restaurants(a)
Franchise	110	124	112	126
Company	1	1	1	1
Total	111	125	113	127
System-wide(b)
Domestic sales percentage change(c)	(17.0)%	(12.4)%	(16.9)%	(12.7)%
Domestic same-restaurant sales percentage change(d)	(11.8)%	(7.5)%	(12.0)%	(8.6)%
Franchise(b)
Domestic sales percentage change(c)	(16.9)%	(12.2)%	(16.9)%	(12.0)%
Domestic same-restaurant sales percentage change(d)	(11.8)%	(7.6)%	(12.0)%	(8.6)%
Average weekly domestic unit sales (in thousands)	$30.2	$32.2	$28.3	$30.4
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

(b)   “System-wide sales” are retail sales at Applebee’s and Fuzzy's restaurants operated by franchisees and IHOP restaurants operated by franchisees and area licensees, as reported to the Company, in addition to retail sales at company-owned Applebee's, IHOP and Fuzzy's restaurants. System-wide sales do not include retail sales of ghost kitchens. Sales at restaurants that are owned by franchisees and area licensees are not attributable to the Company. An increase in franchisees' reported sales will result in a corresponding increase in our royalty revenue, while a decrease in franchisees' reported sales will result in a corresponding decrease in our royalty revenue. Unaudited reported sales for Applebee's, IHOP and Fuzzy's franchise restaurants, IHOP area license restaurants, and Applebee's, IHOP and Fuzzy's company-owned restaurants were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Reported sales (in millions)
Applebee's franchise restaurant sales	$1,105.0	$1,102.0	$2,160.1	$2,222.9
Applebee's company-owned restaurants	24.0	—	44.1	—
IHOP franchise restaurant sales	799.9	822.0	1,580.2	1,625.9
IHOP area license restaurant sales	72.5	75.1	146.3	152.9
IHOP company-owned restaurants	4.0	—	5.3	—
Fuzzy's franchise restaurant sales	43.1	51.9	82.4	99.1
Fuzzy's company-owned restaurants	0.2	0.3	0.4	0.6
Total	$2,048.7	$2,051.3	$4,018.8	$4,101.4
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
(e)   The franchise sales percentage change for 2025 was impacted by the acquisition of 47 Applebee's restaurants in November 2024, 10 IHOP restaurants in March 2025, and 12 Applebee's restaurants in May 2025 now reported as company-owned.

Restaurant Development Activity	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Applebee's
Summary - beginning of period:
Franchise	1,547	1,636	1,567	1,642
Company	47	—	47	—
Total Applebee's restaurants, beginning of period	1,594	1,636	1,614	1,642

Franchise restaurants opened:
Domestic	—	—	1	—
International	—	3	—	5
Total franchise restaurants opened	—	3	1	5
Franchise restaurants permanently closed:
Domestic	(21)	(11)	(34)	(16)
International	—	(3)	(8)	(6)
Total franchise restaurants permanently closed	(21)	(14)	(42)	(22)
Net franchise restaurant reduction	(21)	(11)	(41)	(17)
Franchise restaurants acquired by the Company	(12)	—	(12)	—
Net decrease in franchise restaurants	(33)	(11)	(53)	(17)

Summary - end of period:
Franchise	1,514	1,625	1,514	1,625
Company	59	—	59	—
Total Applebee's restaurants, end of period	1,573	1,625	1,573	1,625
Domestic	1,468	1,520	1,468	1,520

Restaurant Development Activity	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
International	105	105	105	105

IHOP
Summary - beginning of period:
Franchise	1,649	1,653	1,670	1,657
Area license	155	156	154	157
Company	10	—	—	—
Total IHOP restaurants, beginning of period	1,814	1,809	1,824	1,814

Franchise/area license restaurants opened:
Domestic franchise	5	5	9	10
Domestic area license	1	1	1	1
International franchise	1	7	4	9
International area license	—	—	1	—
Total franchise/area license restaurants opened	7	13	15	20
Franchise/area license restaurants permanently closed:
Domestic franchise	(19)	(9)	(35)	(17)
Domestic area license	(2)	(2)	(2)	(3)
International franchise	(4)	—	(6)	(3)
International area license	—	—	—	—
Total franchise/area license restaurants permanently closed	(25)	(11)	(43)	(23)
Net franchise/area license restaurant (reduction) addition	(18)	2	(28)	(3)
Franchise restaurants acquired by the Company	—	—	(10)	—
Net (decrease) increase in franchise/area license restaurants	(18)	2	(38)	(3)

Summary - end of period:
Franchise	1,632	1,656	1,632	1,656
Area license	154	155	154	155
Company	10	—	10	—
Total IHOP restaurants, end of period	1,796	1,811	1,796	1,811
Domestic	1,667	1,687	1,667	1,687
International	129	124	129	124

Fuzzy's
Summary - beginning of period:
Franchise	113	127	116	131
Company	1	1	1	1
Total Fuzzy's restaurants, beginning of period	114	128	117	132

Franchise restaurants opened:
Domestic	2	—	3	—
Franchise restaurants permanently closed:
Domestic	(3)	(3)	(7)	(7)
Net franchise restaurant reduction	(1)	(3)	(4)	(7)
Refranchised from Company restaurants	—	—	—	—
Net decrease in franchise restaurants	(1)	(3)	(4)	(7)

Restaurant Development Activity	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Summary - end of period:
Franchise	112	124	112	124
Company	1	1	1	1
Total Fuzzy's restaurants, end of period	113	125	113	125
Domestic	113	125	113	125
International	—	—	—	—
The restaurant counts and activity presented above include 20 dual-branded international and one dual-branded domestic Applebee's and IHOP restaurants at June 30, 2025, and 10 dual-branded international Applebee's and IHOP restaurants at June 30, 2024, which are separately counted in each of our brands' restaurant counts and activity. Dual-branded restaurants are defined as restaurants that reside in one location and operate two of our restaurant concepts under two separate franchise agreements.
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
CONSOLIDATED RESULTS OF OPERATIONS
Comparison of the Three and Six Months Ended June 30, 2025 and 2024
Events Impacting Comparability of Financial Information
Acquisition of Franchise Restaurants
During the three and six months ended June 30, 2025, we operated 47 Applebee's restaurants across Georgia, Texas, Arkansas, Illinois, Kentucky, Tennessee, Mississippi and Missouri acquired in November 2024 and 10 IHOP restaurants in Ohio and Kentucky acquired in March 2025. During the three months ended June 30, 2025 we also operated 12 Applebee's restaurants across Kentucky, Indiana, Arkansas, and Oklahoma acquired in May 2025. During the three and six months ended June 30, 2024, we did not operate any Applebee's and IHOP restaurants.
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

Financial Results

Revenue	Three Months Ended June 30,		Favorable (Unfavorable) Variance	Six Months Ended June 30,		Favorable (Unfavorable) Variance
	2025	2024		2025	2024
	(In millions)
Franchise operations	$174.7	$176.5	$(1.8)	$340.9	$352.4	$(11.5)
Rental operations	27.5	29.0	(1.5)	54.2	58.5	(4.3)
Company restaurant operations	28.2	0.3	27.9	49.8	0.6	49.2
Financing operations	0.3	0.5	(0.2)	0.6	1.0	(0.4)
Total revenue	$230.8	$206.3	$24.5	$445.6	$412.5	$33.1
Change vs. prior period	11.9%			8.0%
Total revenue for the three and six months ended June 30, 2025 increased compared with the same periods of the prior year, primarily due to the operation of 47 Applebee's restaurants acquired in November 2024 and ten IHOP restaurants acquired in March 2025 (and to a lesser extent for the six-month period, 12 Applebee's restaurants acquired in May 2025), partially offset by the decreases in franchise and rental operations revenue. The decrease in franchise operations revenue was primarily attributable to the decreases in IHOP and Fuzzy's domestic same-restaurant sales, the decrease in the number of effective franchise restaurants and the decrease in proprietary product sales partially offset by an increase in Applebee's domestic same-restaurant sales. Rental operations revenue for the three months ended June 30, 2025 decreased compared with the same period of the prior year, primarily due to lease terminations. Rental operations revenue for the six months ended June 30, 2025 decreased compared with the same period of the prior year, primarily due to lease terminations and a decrease in percentage rent due to lower system sales.

Gross Profit	Three Months Ended June 30,		Favorable (Unfavorable) Variance	Six Months Ended June 30,		Favorable (Unfavorable) Variance
	2025	2024		2025	2024
	(In millions)
Franchise operations	$88.3	$91.5	$(3.2)	$173.3	$180.9	$(7.6)
Rental operations	6.4	7.4	(1.0)	11.8	15.0	(3.2)
Company restaurant operations	(2.7)	0.0	(2.7)	(3.1)	0.0	(3.1)
Financing operations	0.2	0.4	(0.2)	0.5	0.8	(0.3)
Total gross profit	$92.2	$99.3	$(7.1)	$182.5	$196.7	$(14.2)
Change vs. prior period	(7.1)%			(7.2)%
Total gross profit for the three months ended June 30, 2025 decreased compared with the same period of the prior year, primarily due to decreased gross profit from franchise operations and decreased gross profit from company restaurant operations. The franchise operations gross profit decreased primarily due to lower Applebee's and IHOP franchise operations gross profit (see Franchise Operations section below for further details). The company restaurant operations gross profit decreased primarily due to the operation of the 59 Applebee's restaurants and ten IHOP restaurants acquired over the last eight months as mentioned above which the Company is investing in and working towards improving their operations.
Total gross profit for the six months ended June 30, 2025 decreased compared with the same period of the prior year, primarily due to decreased gross profit from franchise operations as well as decreased gross profit from rental and company restaurant operations. The franchise operations gross profit decreased primarily due to lower Applebee's and IHOP franchise operations gross profit (see Franchise Operations section below for further details). The decrease in rental operations gross profit for the six months ended June 30, 2025 was primarily due to decreased rental revenue as described above. The company restaurant operations gross profit decreased primarily due to the operation of the 59 Applebee's restaurants and ten IHOP restaurants acquired over the last eight months as mentioned above.

Franchise Operations	Three Months Ended June 30,		Favorable (Unfavorable) Variance	Six Months Ended June 30,		Favorable (Unfavorable) Variance
	2025	2024		2025	2024
	(In millions, except number of restaurants)
Effective Franchise Restaurants:(1)
Applebee’s	1,525	1,627	(102)	1,537	1,631	(94)
IHOP	1,781	1,802	(21)	1,789	1,801	(12)
Fuzzy's	110	124	(14)	112	126	(14)
Franchise Revenues:
Applebee’s franchise fees	$45.7	$43.0	$2.7	$86.7	$86.4	$0.3
IHOP franchise fees	52.6	55.3	(2.7)	105.1	109.7	(4.6)
Fuzzy's franchise fees	2.9	3.6	(0.7)	5.2	6.5	(1.3)
Advertising fees	73.5	74.5	(1.0)	144.0	149.8	(5.8)
Total franchise revenues	174.7	176.5	(1.8)	340.9	352.4	(11.5)
Franchise Expenses:
Applebee’s	4.1	(0.7)	(4.8)	6.0	0.0	(6.0)
IHOP	8.5	9.3	0.8	17.1	18.6	1.5
Fuzzy's	0.3	1.8	1.5	0.6	3.0	2.4
Advertising expenses	73.5	74.5	1.0	144.0	149.8	5.8
Total franchise expenses	86.4	85.0	(1.5)	167.7	171.4	3.7
Franchise Gross Profit:
Applebee’s	41.6	43.7	(2.1)	80.7	86.4	(5.7)
IHOP	44.2	46.0	(1.8)	88.0	91.0	(3.0)
Fuzzy's	2.6	1.9	0.7	4.6	3.5	1.1
Total franchise gross profit	$88.3	$91.5	$(3.2)	$173.3	$180.9	$(7.6)
Gross profit as % of franchise revenue (2)	50.5%	51.9%		50.8%	51.4%
Gross profit as % of franchise fees (2)(3)	87.2%	89.8%		88.0%	89.3%
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
Applebee's franchise fee revenue for the three months ended June 30, 2025 increased 6.2% as compared with the same period of the prior year, primarily due to an increase in termination fees and the favorable impact on royalties from a 5.0% increase in domestic franchise same-restaurant sales, partially offset by the decrease in the number of effective franchise restaurants due in part to our acquisition of 47 Applebee's restaurants in November 2024 and 12 Applebee's restaurants in May 2025.
Applebee's franchise fee revenue for the six months ended June 30, 2025 increased 0.3% as compared with the same period of the prior year, primarily due to an increase in termination fees and the favorable impact on royalties from a 1.5% increase in domestic franchise same-restaurant sales, partially offset by the decrease in the number of effective franchise restaurants due in part to our acquisition of 47 Applebee's restaurants and a decrease in accelerated franchise fee revenue recognition due to restaurant closures.
Applebee's franchise expenses for the three and six months ended June 30, 2025 increased $4.8 million and $6.0 million, respectively, compared with the same period of the prior year primarily due to an increase in bad debt expense mainly resulting from a recovery of bad debt expense in the same period of the prior year as well as an increase in refranchising costs.
IHOP franchise fee revenue for the three months ended June 30, 2025 decreased 4.9% as compared with the same period of the prior year, primarily due to a decrease in proprietary product sales and the unfavorable impact on royalties of a 2.2% decrease in domestic franchise same-restaurant sales and a decrease in the number of effective franchise restaurants partially offset by an increase in termination fees.

IHOP franchise fee revenue for the six months ended June 30, 2025 decreased 4.2%, as compared with the same period of the prior year, primarily due to a 2.4% decrease in domestic franchise same-restaurant sales and a decrease in the number of effective franchise restaurants as well as a decrease in proprietary product sales.
IHOP franchise expense for the three months ended June 30, 2025 decreased $0.8 million as compared with the same period of the prior year, primarily due to a decrease in franchisor advertising contribution.
IHOP franchise expenses for the six months ended June 30, 2025 decreased $1.5 million as compared with the same period of the prior year, primarily due to a decrease in franchisor advertising contribution and a decrease in the cost of proprietary product sales, partially offset by an increase in bad debt expense and an increase in franchisee IT support costs.
Fuzzy's franchise fee revenue for the three months ended June 30, 2025 decreased $0.7 million as compared with the same period of the prior year, primarily due to the unfavorable impact on royalties of a 11.8% decrease in franchise same-restaurant sales and a decrease in the number of effective franchise restaurants.
Fuzzy's franchise fee revenue for the six months ended June 30, 2025 decreased $1.3 million as compared with the same period of the prior year, primarily due to the unfavorable impact on royalties of a 12.0% decrease in franchise same-restaurant sales and a decrease in the number of effective franchise restaurants.
Fuzzy's franchise expenses for the three and six months ended June 30, 2025 decreased $1.5 million and $2.4 million, respectively, as compared with the same periods of the prior year primarily due to a decrease in franchisor advertising contribution and a decrease in bad debt expense.

Advertising Revenues and Expenses	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2025	2024		2025	2024
	(In millions)
Applebee’s	$44.2	$44.3	$(0.1)	$85.9	$89.5	$(3.6)
IHOP	28.5	29.2	(0.7)	56.5	58.3	(1.8)
Fuzzy's	0.8	1.0	(0.2)	1.6	2.0	(0.4)
Total advertising revenues and expenses	$73.5	$74.5	$(1.0)	$144.0	$149.8	$(5.8)
Advertising revenues and expenses for the three and six months ended June 30, 2025 decreased compared to the same periods of the prior year primarily due to fewer effective franchise restaurants due in part to our acquisition of company restaurants (whose contributions to the respective brand's national advertising fund are reflected as company restaurant expenses instead of advertising revenue) and the decreases in IHOP and Fuzzy's domestic franchise same-restaurant sales, partially offset by the increase in Applebee's domestic franchise same-restaurant sales.
It is our accounting policy to recognize any deficiency in advertising fee revenue compared to advertising expenditure or any recovery of a previously recognized deficiency in advertising fee revenue compared to advertising expenditure in the fourth quarter of our fiscal year.

Rental Operations	Three Months Ended June 30,		Favorable (Unfavorable) Variance	Six Months Ended June 30,		Favorable (Unfavorable) Variance
	2025	2024		2025	2024
	(In millions)
Rental revenues	$27.5	$29.0	$(1.5)	$54.2	$58.6	$(4.4)
Rental expenses	21.1	21.7	0.5	42.4	43.6	1.2
Rental operations gross profit	$6.4	$7.4	$(1.0)	$11.8	$15.0	$(3.2)
Gross profit as % of rental revenue (1)	23.2%	25.4%		21.8%	25.5%
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
Rental operations gross profit for the three months ended June 30, 2025 decreased as compared to the same period of the prior year, primarily due to operating lease terminations.

Rental operations gross profit for the six months ended June 30, 2025 decreased as compared to the same period of the prior year, primarily due to lease terminations and a decrease in percentage rent due to lower system sales.

Company Restaurant and Financing Operations	Three Months Ended June 30,		Favorable (Unfavorable) Variance	Six Months Ended June 30,		Favorable (Unfavorable) Variance
	2025	2024		2025	2024
	(in millions)
Company Restaurant Operations
Company restaurant sales	$28.2	$0.3	$27.9	$49.8	$0.6	$49.2
Company restaurant expenses	30.9	0.3	(30.6)	52.9	0.6	(52.3)
Total company restaurants operations	$(2.7)	$0.0	$(2.7)	$(3.1)	$0.0	$(3.1)
Financing Operations
Financing revenues	$0.3	$0.5	$(0.2)	$0.6	$1.0	$(0.4)
Financing expenses	0.1	0.1	0.0	0.1	0.2	0.1
Total financing operations	$0.2	$0.4	$(0.2)	$0.5	$0.8	$(0.3)
As discussed under "Events Impacting Comparability of Financial Information," company restaurant operations for the six months ended June 30, 2025 included 47 Applebee's restaurants acquired in November 2024, 10 IHOP restaurants acquired in March 2025, 12 Applebee's restaurants acquired in May 2025, and one Fuzzy's restaurant. Company restaurant operations for the six months ended June 30, 2024 included one Fuzzy's restaurant. Company segment restaurant expenses may include costs associated with acquired restaurants in the process of being refranchised. There were no acquired restaurants expenses during the six months ended June 30, 2024.
Financing revenues primarily consist of interest income from the financing of IHOP equipment leases and franchise fees as well as interest income on notes receivable due from franchisees. Financing expenses are sales and use taxes related to IHOP equipment leases. Financing revenue and gross profit for the three and six months ended June 30, 2025 declined compared to the same period of the prior year, primarily due to progressive decline in interest income as note balances are repaid.

G&A Expenses	Three Months Ended June 30,		Favorable (Unfavorable) Variance	Six Months Ended June 30,		Favorable (Unfavorable) Variance
	2025	2024		2025	2024
	(In millions)
Total G&A expenses	$50.8	$46.9	$(3.9)	$102.1	$99.0	$(3.1)
G&A expenses for the three months ended June 30, 2025 increased 8.3% compared to the same period of the prior year, primarily due to an increase in compensation-related expenses and an increase in professional service fees, both due in part to the G&A expenses related to company restaurant operations as well as dual brand and remodel initiatives.
G&A expenses, including costs related to company restaurant operations, for the six months ended June 30, 2025 increased 3.1% compared to the same period of the prior year, primarily due to an increase in professional service and legal fees and costs related to company restaurant operations as well as dual brand and remodel initiatives, partially offset by a decrease in stock-based compensation and a decrease in software maintenance costs.

Other Income and Expense Items	Three Months Ended June 30,		Favorable (Unfavorable) Variance	Six Months Ended June 30,		Favorable (Unfavorable) Variance
	2025	2024		2025	2024
	(In millions)
Interest expense, net	$17.8	$17.9	$0.1	$35.5	$35.9	$0.4
Loss on extinguishment of debt	0.9	—	(0.9)	0.9	—	(0.9)
Closure and impairment charges	1.2	0.4	(0.7)	7.0	1.1	(5.9)
Amortization of intangible assets	2.7	2.7	0.0	5.4	5.4	0.0
Loss (gain) on disposition of assets	0.0	0.2	0.2	(0.1)	(0.1)	0.0
Total other income and expenses	$22.5	$21.2	$(1.3)	$48.7	$42.3	$(6.4)
Interest expense, net
Interest expense, net for the three months ended June 30, 2025 was slightly lower than the same period of the prior year, primarily due to a decrease in interest rates on our Credit Facility offset by a decrease in interest income from lower yields.

Interest expense, net for the six months ended June 30, 2025 decreased compared to the same period of the prior year, primarily due to a decrease in interest rates on our Credit Facility.
The Company repaid the entire outstanding balance of approximately $594.0 million of its 2019 Class A-2-II Notes during the three months ended June 30, 2025 and recognized a $0.9 million loss on extinguishment of debt from the write-off of the related remaining issuance costs.
Closure and impairment charges
Closure and impairment charges for the three months ended June 30, 2025 increased $0.7 million compared to the same period of the prior year primarily attributable to revisions to existing closure reserves, including accretion, for IHOP restaurants closed prior to 2025.
Closure and impairment charges for the six months ended June 30, 2025 increased $5.9 million compared to the same period of the prior year primarily attributable to the strategic realignment of the IHOP Cincinnati market resulting in the acquisition and closure of certain IHOP restaurants in March 2025 and revisions to existing closure reserves including accretion.

Income Taxes	Three Months Ended June 30,		Favorable (Unfavorable) Variance	Six Months Ended June 30,		Favorable (Unfavorable) Variance
	2025	2024		2025	2024
	(In millions)
Income before income taxes	$18.9	$31.2	$(12.3)	$31.7	$55.3	$(23.5)
Income tax provision	$5.1	$8.0	$2.9	$9.7	$14.6	$4.9
Effective tax rate	27.0%	25.8%	(1.3)%	30.6%	26.4%	(4.2)%
Our income tax provision or benefit will vary from period to period in our normal course of business for two reasons: a change in income before income taxes and a change in the effective tax rate. Changes in our income before income taxes were addressed in the preceding sections of “Consolidated Results of Operations - Comparison of the Three and Six Months Ended June 30, 2025 and 2024."
Our effective tax rate for the three and six months ended June 30, 2025 was higher than the rate of the prior comparable periods primarily due to a lower tax deduction related to stock-based compensation, resulting from the changes in our stock price.
Subsequent to the end of the second quarter of 2025, on July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted. The OBBBA amends U.S. tax law, including provisions related to bonus depreciation, research and development expensing, and interest expense deduction, among other provisions. The Company is currently evaluating the impact of the OBBBA on its consolidated financial statements.

Liquidity and Capital Resources
Key provisions of our long-term debt potentially impacting liquidity are summarized below. See Note 7 — Long-Term Debt, of the Notes to Consolidated Financial Statements, for additional detail on long-term debt, including the balances outstanding at June 30, 2025 and 2024.
Instruments
Our long-term debt includes two series of fixed rate senior secured notes, the Series 2023-1 7.824% Fixed Rate Senior Secured Notes, Class A-2 in an initial aggregate principal amount of $500 million (the “2023 Class A-2 Notes”) and the Series 2025-1 6.720% Fixed Rate Senior Secured Notes, Class A-2 in an initial aggregate principal amount of $600 million (the "2025 Class A-2 Notes" and, together with the 2023 Class A-2 Notes, the "Class A-2 Notes").
Our long-term debt also includes a revolving financing facility, the 2025-1 Variable Funding Senior Notes, Class A-1 (the “Credit Facility”) that allows for drawings up to $325 million of variable funding notes on a revolving basis and the issuance of letters of credit.
Maturity
The final maturity of the 2023 Class A-2 Notes is in March 2053, but it is anticipated that, unless repaid earlier, to the extent permitted under the Indenture, the 2023 Class A-2 Notes will be repaid in June 2029.
The final maturity of the 2025 Class A-2 Notes is in June 2055, but it is anticipated that, unless repaid earlier, the 2025 Class A-2 Notes will be repaid in June 2030.

The renewal date of the Credit Facility is June 2030, subject to two additional one-year extensions at the option of the Company upon the satisfaction of certain conditions.
 Payment of Principal and Interest
While the Class A-2 Notes are outstanding, payment of principal and interest is required to be made on the Class A-2 Notes on a quarterly basis. The payment of principal on the Class A-2 Notes may be suspended when the leverage ratio for the Company and its subsidiaries is less than or equal to 5.25x. As of June 30, 2025, our leverage ratio was approximately 4.25x. Therefore, quarterly principal payments are not required.
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
Make-whole Premiums
We may voluntarily repay the Class A-2 Notes at any time; however, if repaid prior to certain dates we would be required to pay make-whole premiums. As of June 30, 2025, the make-whole premium associated with voluntary prepayment of the 2023 Class A-2 Notes was approximately $23.9 million. As of June 30, 2025, the make-whole premium associated with the voluntary prepayment of the 2025 Class A-2 Notes was approximately $42.4 million. We also would be subject to a make-whole premium in the event of a mandatory prepayment required following certain rapid amortization events or certain asset dispositions. The mandatory make-whole premium requirements are considered derivatives embedded that must be bifurcated for separate valuation. We estimated the fair value of these derivatives to be immaterial as of June 30, 2025, based on the probability-weighted discounted cash flows associated with either event.
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
Failure to maintain a prescribed DSCR can trigger the following events:
•DSCR less than 1.75x - Cash Trapping Event
•DSCR less than 1.20x - Rapid Amortization Event
•Interest-only DSCR less than 1.20x - Manager Termination Event
•Interest-only DSCR less than 1.10x - Default Event
Our DSCR for the reporting period ended June 30, 2025 was approximately 3.3x.
Credit Facility
In June 2025, the Co-Issuers entered into the Credit Facility that allows for drawings up to $325 million of variable funding notes on a revolving basis and the issuance of letters of credit. The applicable interest rate under the Credit Facility depends on the type of borrowing by the Co-Issuers. The applicable interest rate for advances is generally calculated at a per annum rate equal to the commercial paper funding rate or one-, two-, three- or six-month Secured Overnight Financing Rate (“SOFR”), in either case, plus 2.50%. The applicable interest rate for swingline advances and unreimbursed draws on outstanding letters of credit is a per annum base rate equal to the sum of (a) the greatest of (i) the prime rate in effect from time to time; (ii) the federal funds rate in effect from time to time plus 0.50%; and (iii) SOFR for a one-month tenor in effect at such time plus 0.50% plus (b) 2.00%.
As of June 30, 2025, the outstanding balance of the Credit Facility was $100 million. The amount of $0.6 million was pledged against the Credit Facility for outstanding letters of credit, leaving $224.4 million of the Credit Facility available for borrowing at June 30, 2025. It is anticipated that any principal and interest on the Credit Facility outstanding will be repaid in full on or prior to the quarterly payment date in June 2030, subject to two additional one-year extensions at the option of the Company upon the satisfaction of certain conditions. The letters of credit are used primarily to satisfy insurance-related collateral requirements. The weighted average interest rate on Credit Facility borrowings for the period outstanding during the six months ended June 30, 2025 was 6.93%.

Capital Allocation
Dividends
Dividends declared and paid per share for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Dividends declared per common share	$0.51	$0.51	$1.02	$1.02
Dividends paid per common share	$0.51	$0.51	$1.02	$1.02
During the six months ended June 30, 2025 and 2024, the Company paid dividends of $15.8 million and $15.7 million, respectively.
On May 14, 2025, the Board of Directors declared a second quarter 2025 cash dividend of $0.51 per share of common stock, paid on July 9, 2025 to the stockholders of record as of the close of business on June 20, 2025.
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
During the six months ended June 30, 2025, the Company repurchased 309,778 shares of common stock at a cost of $7.6 million. Cumulatively, the Company has repurchased 2,175,177 shares at a cost of $124.3 million under the 2022 Repurchase Program.
From time to time, we also repurchase shares owned and tendered by employees to satisfy tax withholding obligations on the vesting of restricted stock awards. Shares are deemed purchased at the closing price of our common stock on the vesting date. See Part II, Item 2 for detail on this stock repurchase activity during the six months ended June 30, 2025.
Cash Flows
In summary, our cash flows for the six months ended June 30, 2025 and 2024 were as follows:

	Six Months Ended June 30,
	2025	2024	Variance
	(In millions)
Net cash provided by operating activities	$53.1	$52.2	$0.9
Net cash used in investing activities	(5.2)	(1.1)	(4.1)
Net cash used in financing activities	(33.3)	(33.3)	0.0
Net increase (decrease) in cash, cash equivalents and restricted cash	$14.6	$17.8	$(3.2)
Operating Activities
Cash provided by operating activities is primarily driven by revenues earned and collected from our franchisees, and profit from our rental operations, financing operations and our company-owned restaurants. Cash provided by operating activities increased $0.9 million during the six months ended June 30, 2025 compared to the same period of the prior year. This increase was primarily attributable to a favorable increase in working capital mainly resulting from a shift in timing of income tax payments postponed due to wildfire relief, partially offset by a decrease in gross segment profit and higher G&A expenses as discussed in the preceding sections of this MD&A.
Investing Activities
Investing activities used net cash of $5.2 million for the six months ended June 30, 2025 compared to $1.1 million for the six months ended June 30, 2024. The increase in net cash used was primarily attributable to a decrease in principal receipts from notes and equipment contracts receivables and increases in additions to property and equipment and to long-term receivables compared to the same period of the prior year, partially offset by an increase in proceeds from the sale of assets primarily from the sale of the land and building on which an IHOP restaurant was located.
Financing Activities
Financing activities used net cash of $33.3 million for the six months ended June 30, 2025 and 2024. The change in cash used by financing activities was primarily due to proceeds from issuance of long-term debt and decreases in common stock repurchases, compared to the same period of the prior year offset by the repayment of long-term debt and payment of debt issuance costs during the six months ended June 30, 2025.
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

	Six Months Ended June 30,
	2025	2024	Variance
	(In millions)
Cash flows provided by operating activities	$53.1	$52.2	$0.9
Principal receipts from notes and equipment contracts	4.8	7.5	(2.7)
Additions to property and equipment	(9.3)	(6.8)	(2.5)
Adjusted free cash flow	$48.7	$52.9	$(4.2)
Adjusted free cash flow for the six months ended June 30, 2025 decreased $4.2 million compared to the same period of the prior year primarily due to a decrease in principal receipts from notes and equipment contracts and an increase in additions to property and equipment as the Company invests in its company-owned restaurants, partially offset by higher cash flows from operating activities as discussed in the preceding section of this MD&A.
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
A summary of our critical accounting estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2024. During the six months ended June 30, 2025, there were no significant changes in our critical accounting policies or in our critical accounting estimates.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Company
Period	Total number of shares (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Approximate dollar value of shares that may yet be purchased under the plans or programs (b)
March 31, 2025 - April 27, 2025	626	$20.23	—	$131,629,000
April 28, 2025 - May 25, 2025	790	23.84	104,810	$129,132,000
May 26, 2025 - June 29, 2025	3,109	24.75	140,099	$125,667,000
	4,525	$24.35	244,909
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

Item 3.  Defaults Upon Senior Securities.
None.
Item 4.  Mine Safety Disclosures.
Not Applicable.
Item 5.  Other Information.
Securities Trading Plans of Directors and Executive Officers
During the fiscal quarter ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a Rule 10b5-1 trading plan or a non-Rule 10b5-1 trading arrangement for our securities (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits.

4.1
Second Amended and Restated Base Indenture, dated as of April 17, 2023, as amended by Supplemental Indenture No. 1, dated as of June 17, 2025, among Applebee’s Funding LLC and IHOP Funding LLC, each as a Co-Issuer, and Citibank, N.A., as Trustee and Securities Intermediary (incorporated by reference from Exhibit 4.1 to the Corporation's Current Report on Form 8-K filed on June 17, 2025).

4.2
Series 2025-1 Supplement to Base Indenture, dated June 17, 2025, among Applebee’s Funding LLC and IHOP Funding LLC, each as a Co-Issuer, and Citibank, N.A., as Trustee and Securities Intermediary (incorporated by reference from Exhibit 4.2 to the Corporation's Current Report on Form 8-K filed on June 17, 2025).

10.1
Class A-1 Note Purchase Agreement, dated June 17, 2025, among Applebee’s Funding LLC and IHOP Funding LLC, each a Co-Issuer, certain special-purpose, wholly-owned indirect subsidiaries of the Corporation, each as a Guarantor, the Corporation, as manager, certain conduit investors, financial institutions and funding agents, Coöperatieve Rabobank U.A., New York Branch as provider of letters of credit and swingline lender and as administrative agent (incorporated by reference from Exhibit 10.1 to the Corporation's Current Report on Form 8-K filed on June 17, 2025).

10.2
Fourth Amended and Restated Management Agreement, dated September 30, 2014, amended and restated as of September 5, 2018, further amended and restated as of June 5, 2019, further amended and restated as of April 17, 2023, and further amended and restated as of June 17, 2025 among Applebee’s Funding LLC and IHOP Funding LLC, each as a Co-Issuer, other securitization entities party thereto from time to time, the Corporation, as the manager, Applebee’s Services, Inc. and International House of Pancakes, LLC as sub-managers, and Citibank, N.A., as Trustee (incorporated by reference from Exhibit 10.2 to the Corporation's Current Report on Form 8-K filed on June 17, 2025).

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

Dine Brands Global, Inc. (Registrant)

Dated:	6th day of August, 2025	By:	/s/ John W. Peyton
John W. Peyton Chief Executive Officer (Principal Executive Officer)

Dated:	6th day of August, 2025	By:	/s/ Vance Y. Chang
Vance Y. Chang Chief Financial Officer (Principal Financial Officer)

Dated:	6th day of August, 2025	By:	/s/ Allison Hall
Allison Hall Chief Accounting Officer (Principal Accounting Officer)