Form 10-Q
period 2025-09-30
Dine Brands Global, Inc.
filed 2025-11-05
CIK 49754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2025
 OR
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

As of October 23, 2025, the Registrant had 14,423,699 shares of Common Stock outstanding.

Dine Brands Global, Inc. and Subsidiaries

Cautionary Statement Regarding Forward-Looking Statements
Statements contained in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve known and unknown risks, uncertainties and other factors, which may cause actual results to be materially different from those expressed or implied in such statements. You can identify these forward-looking statements by words such as “may,” “will,” “would,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan,” “goal” and other similar expressions. You should consider our forward-looking statements in light of the risks discussed under the heading “Risk Factors,” as well as our condensed consolidated financial statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the United States Securities and Exchange Commission. The forward-looking statements contained in this report are made as of the date hereof and Dine Brands Global, Inc. does not intend to, nor does it assume any obligation to, update or supplement any forward-looking statements after the date of this report to reflect actual results or future events or circumstances.
These statements involve known and unknown risks, uncertainties, and other factors, which may cause actual results to be materially different from those expressed or implied in such statements. These factors include, but are not limited to: general economic conditions, including the impact of inflation, particularly as it may impact our franchisees directly; our level of indebtedness; compliance with the terms of our securitized debt; our ability to refinance our current indebtedness or obtain additional financing; our dependence on information technology; potential cyber incidents; the implementation of corporate strategies, including restaurant development plans; our dependence on our franchisees; the concentration of our Applebee’s franchised restaurants in a limited number of franchisees; the financial health of our franchisees, including any insolvency or bankruptcy; credit risks from our IHOP franchisees operating under our previous IHOP business model in which we built and equipped IHOP restaurants and then franchised them to franchisees; insufficient insurance coverage to cover potential risks associated with the ownership and operation of restaurants; our franchisees’ and other licensees’ compliance with our quality standards and trademark usage; general risks associated with the restaurant industry; potential harm to our brands’ reputation; risks of food-borne illness or food tampering; possible future impairment charges; trading volatility and fluctuations in the price of our stock; our ability to achieve the financial guidance we provide to investors; successful implementation of our business strategy; the availability of suitable locations for new restaurants; shortages or interruptions in the supply or delivery of products from third parties or availability of utilities; the management and forecasting of appropriate inventory levels; development and implementation of innovative marketing and use of social media; changing health or dietary preference of consumers; changes in U.S. government regulations and trade policies, including the imposition of tariffs and other trade barriers; risks associated with doing business in international markets; the results of litigation and other legal proceedings; third-party claims with respect to intellectual property assets; delivery initiatives and use of third-party delivery vendors; our allocation of human capital and our ability to attract and retain management and other key employees; compliance with federal, state and local governmental regulations; risks associated with our self-insurance; risks of major natural disasters, including earthquake, wildfire, tornado, flood or a man-made disaster, including terrorism, civil unrest or a cyber incident; risks of volatile or adverse weather conditions as a result of climate change; pandemics, epidemics, or other serious incidents; our success with development initiatives outside of our core business; the adequacy of our internal controls over financial reporting and future changes in accounting standards; changes in tax laws; failure to meet investor and stakeholder expectations regarding business responsibility matters; and other factors discussed from time to time in the "Risk Factors" section of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and in the Company's other filings with the Securities and Exchange Commission, many of which are beyond our control.
Fiscal Quarter End
The Company’s fiscal quarters end on the Sunday closest to the last day of each calendar quarter. For convenience, the fiscal quarters of each year are referred to as ending on March 31, June 30, September 30 and December 31. The first fiscal quarter of 2025 began on December 30, 2024 and ended on March 30, 2025, the second fiscal quarter of 2025 ended on June 29, 2025, and the third fiscal quarter of 2025 ended on September 28, 2025. The first fiscal quarter of 2024 began on January 1, 2024 and ended on March 31, 2024, the second fiscal quarter of 2024 ended on June 30, 2024, and the third fiscal quarter of 2024 ended on September 29, 2024.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.
Dine Brands Global, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$167,950	$186,650
Receivables, net of allowance of $5,452 (2025) and $3,383 (2024)	90,329	115,218
Restricted cash	61,163	42,448
Prepaid gift card costs	22,823	28,552
Prepaid income taxes	—	1,446
Prepaid expenses	11,945	9,314
Other current assets	4,304	2,371
Total current assets	358,514	385,999
Non-current restricted cash	22,000	19,500
Property and equipment, net	155,165	156,134
Operating lease right-of-use assets	331,819	323,468
Deferred rent receivable	19,470	24,804
Long-term receivables, net of allowance of $1,212 (2025) and $1,354 (2024)	34,167	35,873
Goodwill	249,557	248,622
Other intangible assets, net	566,241	575,654
Other non-current assets, net	36,925	20,530
Total assets	$1,773,858	$1,790,584
Liabilities and Stockholders’ Deficit
Current liabilities:
Current maturities of long-term debt	$—	$100,000
Accounts payable	34,293	37,718
Gift card liability	143,164	177,584
Current maturities of operating lease obligations	63,594	65,336
Current maturities of finance lease and financing obligations	6,364	6,387
Accrued employee compensation and benefits	19,070	16,674
Accrued advertising expenses	11,660	4,735
Dividends payable	7,350	7,790
Accrued interest payable	17,040	6,360
Other accrued expenses	37,575	22,721
Total current liabilities	340,110	445,305
Long-term debt, net, less current maturities	1,187,594	1,086,551
Operating lease obligations, less current maturities	314,601	310,476
Finance lease obligations, less current maturities	34,019	34,286
Financing obligations, less current maturities	20,990	23,251
Deferred income taxes, net	58,772	54,572
Deferred franchise revenue, long-term	33,872	36,700
Other non-current liabilities	15,818	15,462
Total liabilities	2,005,776	2,006,603
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $1 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; shares: 40,000,000 authorized; September 30, 2025 - 24,668,757 issued, 14,412,031 outstanding; December 31, 2024 - 24,756,637 issued, 15,273,210 outstanding	247	248
Additional paid-in-capital	237,848	254,814
Retained earnings	189,846	183,614
Accumulated other comprehensive loss	(75)	(76)
Treasury stock, at cost; shares: September 30, 2025 - 10,256,726; December 31, 2024 - 9,483,427	(659,784)	(654,619)
Total stockholders’ deficit	(231,918)	(216,019)
Total liabilities and stockholders’ deficit	$1,773,858	$1,790,584
See the accompanying Notes to Condensed Consolidated Financial Statements.

Dine Brands Global, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues:
Franchise revenues:
Royalties, franchise fees and other	$93,100	$96,565	$290,034	$299,161
Advertising revenues	68,246	69,789	212,245	219,568
Total franchise revenues	161,346	166,354	502,279	518,729
Company restaurant sales	27,507	267	77,323	840
Rental revenues	27,017	27,991	81,197	86,546
Financing revenues	296	422	931	1,421
Total revenues	216,166	195,034	661,730	607,536
Cost of revenues:
Franchise expenses:
Advertising expenses	68,246	69,789	212,245	219,568
Bad debt expense (credit)	489	151	3,686	(395)
Other franchise expenses	9,716	9,787	30,157	31,980
Total franchise expenses	78,451	79,727	246,088	251,153
Company restaurant expenses	32,020	304	84,934	915
Rental expenses:
Interest expense from finance leases	553	729	1,957	2,208
Other rental expenses	20,527	20,879	61,479	63,005
Total rental expenses	21,080	21,608	63,436	65,213
Financing expenses	62	76	180	241
Total cost of revenues	131,613	101,715	394,638	317,522
Gross profit	84,553	93,319	267,092	290,014
General and administrative expenses	50,200	45,390	152,306	144,435
Interest expense, net	20,791	18,369	56,317	54,291
Closure and impairment charges	612	366	7,613	1,442
Amortization of intangible assets	2,905	2,724	8,315	8,169
Loss on extinguishment of debt	—	—	850	—
(Gain) loss on disposition of assets	(19)	6	(99)	(57)
Income before income taxes	10,064	26,464	41,790	81,734
Income tax provision	(2,738)	(7,403)	(12,453)	(22,018)
Net income	7,326	19,061	29,337	59,716
Other comprehensive income (loss) net of tax:
Foreign currency translation adjustment	(2)	2	1	(3)
Total comprehensive income	$7,324	$19,063	$29,338	$59,713
Net income available to common stockholders:
Net income	$7,326	$19,061	$29,337	$59,716
Less: Net income allocated to unvested restricted stock	(342)	(553)	(1,250)	(1,760)
Net income available to common stockholders	$6,984	$18,508	$28,087	$57,956

Net income available to common stockholders per share:
Basic	$0.48	$1.24	$1.90	$3.88
Diluted	$0.48	$1.24	$1.90	$3.88
Weighted average shares outstanding:
Basic	14,410	14,897	14,751	14,940
Diluted	14,410	14,897	14,751	14,940
See the accompanying Notes to Condensed Consolidated Financial Statements.

Dine Brands Global, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Deficit
(In thousands except shares)
(Unaudited)

	Three Months Ended September 30, 2025
	Common Stock				Accumulated Other Comprehensive Loss	Treasury Stock
	Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings		Shares	Cost	Total
Balance at June 30, 2025	15,379,495	$247	$236,117	$189,849	$(73)	9,297,349	$(638,685)	$(212,545)
Net income	—	—	—	7,326	—	—	—	7,326
Other comprehensive loss	—	—	—	—	(2)	—	—	(2)
Purchase of Company common stock	(989,662)	—	—	—	—	989,662	(22,503)	(22,503)
Reissuance of treasury stock	30,285	—	(1,403)	—	—	(30,285)	1,404	1
Net issuance of shares for stock plans	(7,558)	—	—	—	—	—	—	—
Repurchase of restricted shares for taxes	(529)	—	(11)	—	—	—	—	(11)
Stock-based compensation	—	—	3,117	—	—	—	—	3,117
Dividends on common stock	—	—	29	(7,329)	—	—	—	(7,300)
Tax payments for share settlement of restricted stock units	—	—	—	—	—	—	—	—
Balance at September 30, 2025	14,412,031	$247	$237,848	$189,846	$(75)	10,256,726	$(659,784)	$(231,918)

	Nine Months Ended September 30, 2025
	Common Stock				Accumulated Other Comprehensive Loss	Treasury Stock
	Shares Outstanding	Amount	Additional Paid-in Capital	Retained Earnings		Shares	Cost	Total
Balance at December 31, 2024	15,273,210	$248	$254,814	$183,614	$(76)	9,483,427	$(654,619)	$(216,019)
Net income	—	—	—	29,337	—	—	—	29,337
Other comprehensive income	—	—	—	—	1	—	—	1
Purchase of Company common stock	(1,299,440)	—	—	—	—	1,299,440	(30,102)	(30,102)
Reissuance of treasury stock	526,141	(1)	(24,936)	—	—	(526,141)	24,937	—
Net issuance of shares for stock plans	(14,429)	—	—	—	—	—	—	—
Repurchase of restricted shares for taxes	(73,451)	—	(1,831)	—	—	—	—	(1,831)
Stock-based compensation	—	—	9,733	—	—	—	—	9,733
Dividends on common stock	—	—	88	(23,105)	—	—	—	(23,017)
Tax payments for share settlement of restricted stock units	—	—	(20)	—	—	—	—	(20)
Balance at September 30, 2025	14,412,031	$247	$237,848	$189,846	$(75)	10,256,726	$(659,784)	$(231,918)

See the accompanying Notes to Condensed Consolidated Financial Statements.

Dine Brands Global, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Deficit
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

See the accompanying Notes to Condensed Consolidated Financial Statements

Dine Brands Global, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net income	$29,337	$59,716
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	31,378	29,049
Non-cash closure and impairment charges	7,613	1,442
Non-cash stock-based compensation expense	9,733	12,572
Non-cash interest expense	2,702	2,448
Loss on extinguishment of debt	850	—
Deferred income taxes	4,131	(3,335)
Provision for doubtful accounts	3,686	(395)
Gain on disposition of assets	(99)	(57)
Other	(2,010)	(1,269)
Changes in operating assets and liabilities:
Receivables, net	(6,045)	5,707
Deferred rent receivable	5,334	6,605
Current income tax receivable and payable	4,990	1,352
Gift card receivable and payable	(6,103)	(13,060)
Other current assets	(1,213)	7,624
Accounts payable	998	(2,100)
Operating lease assets and liabilities	(10,206)	(9,716)
Accrued employee compensation and benefits	2,199	(11,033)
Accrued advertising	9,119	(1,827)
Accrued interest payable	10,679	(39)
Other accrued expenses	(3,739)	(776)
Deferred revenue	(10,032)	(5,214)
Cash flows provided by operating activities	83,302	77,694
Cash flows from investing activities:
Principal receipts from notes, equipment contracts and other long-term receivables	6,205	10,388
Additions to property and equipment	(21,348)	(10,305)
Proceeds from sale of property and equipment	1,062	305
Additions to long-term receivables	(1,859)	(649)
Acquisition, net of cash acquired	1,580	—
Additions to intangible assets	(1,467)	(400)
Cash flows used in investing activities	(15,827)	(661)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	600,000	—
Repayment of long-term debt	(594,000)	—
Payment of debt issuance costs	(11,591)	—
Dividends paid on common stock	(23,609)	(23,513)
Repurchase of common stock	(30,102)	(12,000)
Principal payments on finance lease and financing obligations	(3,807)	(4,396)
Repurchase of restricted stock for tax payments upon vesting	(1,831)	(2,573)
Tax payments for share settlement of restricted stock units	(20)	(30)
Other	—	(3)
Cash flows used in financing activities	(64,960)	(42,515)
Net change in cash, cash equivalents and restricted cash	2,515	34,518
Cash, cash equivalents and restricted cash at beginning of period	248,598	200,592
Cash, cash equivalents and restricted cash at end of period	$251,113	$235,110
Supplemental disclosures:
Interest paid in cash	$53,041	$59,538
Income taxes paid in cash	$3,871	$31,392
Non-cash conversion to notes receivable	$6,395	$3,130
Non-cash balance sheet gross-up of receivables and other accrued expenses	$—	$11,000
See the accompanying Notes to Condensed Consolidated Financial Statements.

Dine Brands Global, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. General
The accompanying unaudited interim condensed consolidated financial statements of Dine Brands Global, Inc. (the “Company” or “Dine Brands Global”) have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2025.
The consolidated balance sheet at December 31, 2024 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
2. Basis of Presentation
The Company’s fiscal quarters end on the Sunday closest to the last day of each calendar quarter. For convenience, the fiscal quarters of each year are referred to as ending on March 31, June 30, September 30 and December 31. The first fiscal quarter of 2025 began on December 30, 2024 and ended on March 30, 2025, the second fiscal quarter of 2025 ended on June 29, 2025, and the third fiscal quarter of 2025 ended on September 28, 2025. The first fiscal quarter of 2024 began on January 1, 2024 and ended on March 31, 2024, the second fiscal quarter of 2024 ended on June 30, 2024, and the third fiscal quarter of 2024 ended on September 29, 2024.
The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries that are consolidated in accordance with U.S. GAAP. All intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in the Condensed Consolidated Financial Statements and associated notes may not foot due to rounding.
The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make assumptions and estimates that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities, if any, at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates are made in the calculation and assessment of the following: impairment of tangible and intangible assets and goodwill; income taxes; allowance for doubtful accounts and notes receivables; lease accounting estimates; contingencies; and stock-based compensation. On an ongoing basis, the Company evaluates its estimates based on historical experience, current conditions and various other assumptions that are believed to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates.
3. Recent Accounting Pronouncements
Newly Issued Accounting Standards Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and should be applied on a prospective basis with the option to apply the standard retrospectively. The Company does not expect material impact of adopting this ASU on our disclosures.
In November 2024, the FASB issued ASU No. 2024-03, "Disaggregation of Income Statement Expenses," which requires public business entities to provide disaggregated disclosures, in the Notes to Condensed Consolidated Financial Statements, of certain expense categories that are included in expense line items on the face of the income statement. The guidance is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027 with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU in our disclosures.
The Company reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact to the condensed consolidated financial statements.

Dine Brands Global, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)

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

Dine Brands Global, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
4. Revenues (Continued)
The following table disaggregates franchise revenues by major type for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Franchise Revenues:
Royalties	$74.7	$76.2	$233.0	$236.9
Advertising revenues	68.2	69.8	212.2	219.6
Proprietary product sales and other	16.5	18.3	50.0	55.2
Franchise and development fees	1.9	2.1	7.0	7.0
Total franchise revenues	$161.3	$166.4	$502.3	$518.7
Changes in the Company's contract liability for deferred franchise and development fees during the nine months ended September 30, 2025 were as follows:

Deferred Franchise Revenue (short- and long-term)
(In millions)
Balance at December 31, 2024	$42.7
Recognized as revenue during the nine months ended September 30, 2025	(6.7)
Fees deferred during the nine months ended September 30, 2025	3.6
Balance at September 30, 2025	$39.6
The balance of deferred revenue as of September 30, 2025 is expected to be recognized as follows:

(In millions)
2025 (remaining three months)	$1.5
2026	5.5
2027	4.6
2028	3.7
2029	3.1
Thereafter	21.2
Total	$39.6
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
Notes to Condensed Consolidated Financial Statements (Continued)
5. Receivables and Current Expected Credit Losses (Continued)
The Company considers its portfolio segments to be the following:
Accounts Receivable
Most of the Company’s short-term receivables due from franchisees are derived from royalty, advertising, and other franchise-related fees, and from distributors related to the sale of proprietary products to franchisees through the Company’s network of suppliers and distributors. During the nine months ended September 30, 2025, the Company wrote off $0.9 million, predominantly related to Applebee's accounts receivable.
Gift Card Receivable
Gift card receivable consists primarily of amounts due from third-party vendors. Receivables related to gift card sales are subject to seasonality and usually peak around year-end as a result of the December holiday season.
Notes Receivable
Notes receivable balances primarily relate to the conversion of certain past due franchisee accounts receivable to notes receivable, cash loans to franchisees for working capital purposes, notes receivable in connection with the sale of IHOP and Applebee's company restaurants, franchise fees and other notes. A portion of these notes have specific reserves recorded against them amounting to $1.3 million as of September 30, 2025.
Equipment Leases Receivable
Equipment leases receivable primarily relates to IHOP franchise development activity prior to 2003 when IHOP typically leased or purchased the restaurant site, built and equipped the restaurant, then franchised the restaurant to a franchisee. Equipment lease contracts are collateralized by the equipment in the restaurant. The estimated fair value of the equipment collateralizing these lease contracts are not deemed to be significant given the very seasoned and mature nature of this portfolio. The weighted average remaining life of the Company’s equipment leases is 2.2 years as of September 30, 2025.
Real Estate Leases Receivable
Real estate leases receivable primarily relates to the franchise development activity resulting from the previous IHOP business model where the Company provided the financing for leasing or subleasing the site. Real estate leases at September 30, 2025 comprised of 16 leases with a weighted average remaining life of 9.9 years, and relate to locations that IHOP is leasing from third parties and subleasing to franchisees.

	September 30, 2025	December 31, 2024
	(In millions)
Accounts receivable	$74.7	$72.0
Gift card receivable	5.9	34.7
Notes receivable	19.3	14.7
Equipment leases receivable	7.8	13.2
Real estate leases receivable	18.6	18.3
Other receivables	4.9	2.9
	131.2	155.8
Less: allowance for credit losses and notes receivable	(6.7)	(4.7)
	124.5	151.1
Less: current portion	(90.3)	(115.2)
Long-term receivables	$34.2	$35.9
Changes in the allowance for credit losses during the nine months ended September 30, 2025 were as follows:

	Accounts Receivable	Notes Receivable, short-term	Notes Receivable, long-term	Real estate leases receivable	Equipment leases receivable	Other (1)	Total
	(In millions)
Balance, December 31, 2024	$3.1	$0.3	$0.8	$0.1	$0.4	$0.0	$4.7
Bad debt expense	2.9	0.3	(0.0)	0.1	0.4	—	3.7
Advertising provision adjustment	(0.3)	—	—	—	—	—	(0.3)
Write-offs	(0.9)	—	—	(0.1)	(0.5)	—	(1.5)
Balance, September 30, 2025	$4.8	$0.6	$0.8	$0.1	$0.3	$0.0	$6.7

Dine Brands Global, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
5. Receivables and Current Expected Credit Losses (Continued)
(1) Primarily gift card receivable and credit card receivable.
The Company's primary credit quality indicator for all portfolio segments is delinquency. Generally, the notes receivable, leases receivable, equipment receivable, and other receivable (primarily consisting of credit card receivable) are not delinquent.
The year of origination of the Company's notes and financing receivables at September 30, 2025 is as follows:

	Notes Receivable, short and long-term	Real estate leases receivable	Equipment leases receivable	Total
	(In millions)
2025	$6.5	$1.3	$0.1	$7.9
2024	7.4	1.8	0.2	9.4
2023	4.8	3.2	0.3	8.3
2022	0.3	7.5	—	7.8
2021	0.3	1.9	—	2.2
Prior	0.0	2.9	7.2	10.1
Total	$19.3	$18.6	$7.8	$45.7
The Company does not place its financing receivables in non-accrual status.
6. Leases
The Company engages in leasing activity as both a lessee and a lessor. The Company currently leases from third parties the real property on which 477 IHOP franchisee-operated restaurants are located; the Company (as lessor) subleases the property to the franchisees that operate those restaurants. The Company also leases property it owns to the applicable franchisees that operate the 48 IHOP restaurants and one Applebee's restaurant located on such company-owned property. The Company leases from third parties the real property on which 59 Applebee's company-owned restaurants, 10 IHOP company-owned restaurants and one Fuzzy's company-owned restaurant are located. The Company also leases office space for its principal corporate office in Pasadena, California and a restaurant support center in Irving, Texas. The Company does not have a significant amount of non-real estate leases.
The Company's existing leases/subleases related to IHOP restaurants generally provide for an initial term of 20 to 25 years, with most having one or more five-year renewal options. Leases related to Applebee's restaurants generally have an initial term of 10 to 20 years, with renewal terms of five to 20 years. Option periods were not included in determining liabilities and right-of-use assets related to operating leases. Restaurants associated with 296 of the Company's leases met the sales levels that required variable rent payments to the Company (as lessor), based on a percentage of restaurant sales during the nine months ended September 30, 2025. Restaurants associated with 34 of the Company's leases met the sales levels that required variable rent payments by the Company (as lessee), based on a percentage of restaurant sales during the nine months ended September 30, 2025.
The Company's lease (income) cost for the three and nine months ended September 30, 2025 and 2024 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Finance lease cost:
Amortization of right-of-use assets	$0.7	$0.7	$2.1	$2.0
Interest on lease liabilities	0.7	0.7	2.1	2.2
Operating lease cost	20.7	18.3	61.2	54.8
Variable lease cost	1.9	1.9	6.0	5.9
Short-term lease cost	0.0	0.0	0.0	0.0
Sublease income	(24.9)	(25.8)	(74.8)	(79.7)
Lease income	$(0.9)	$(4.2)	$(3.5)	$(14.8)

Dine Brands Global, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
6. Leases (Continued)
Other lease information is as follows:

	Nine Months Ended September 30,
	2025	2024

Assets obtained in exchange for operating lease obligations	$59.6	$49.8
Assets obtained in exchange for finance lease obligations	$3.8	$6.8
The weighted average remaining lease term as of September 30, 2025 was 5.5 years for finance leases and 6.3 years for operating leases. The weighted average discount rate as of September 30, 2025 was 9.1% for finance leases and 6.2% for operating leases.
During the three and nine months ended September 30, 2025 and 2024, the Company made the following cash payments for leases:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Principal payments on finance lease obligations	$1.3	$1.3	$3.8	$4.4
Interest payments on finance lease obligations	0.7	0.7	2.1	2.2
Payments on operating leases	23.6	20.8	67.6	62.6
Variable lease payments	2.0	1.9	6.3	6.0
The Company's income from operating leases for the three and nine months ended September 30, 2025 and 2024 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Minimum lease payments	$22.4	$23.7	$67.2	$72.3
Variable lease income	3.9	3.9	12.5	12.9
Total operating lease income	$26.3	$27.6	$79.7	$85.2

The Company's income from real estate leases for the three and nine months ended September 30, 2025 and 2024 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Interest income	$0.3	$0.3	$0.9	$0.9
Variable lease income	0.1	0.1	0.2	0.2
Selling profit	0.4	—	0.4	0.2
Total real estate lease income	$0.8	$0.4	$1.5	$1.3

Dine Brands Global, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)

7. Long-Term Debt
At September 30, 2025 and December 31, 2024, long-term debt consisted of the following components:

	September 30, 2025	December 31, 2024
	(In millions)
Series 2019-1 4.723% Fixed Rate Senior Secured Notes, Class A-2-II	$—	$594.0
Series 2022-1 Variable Funding Senior Notes, Class A-1, variable interest rate of 7.14% at December 31, 2024	—	100.0
Series 2023-1 7.824% Fixed Rate Senior Secured Notes, Class A-2	500.0	500.0
Series 2025-1 6.720% Fixed Rate Senior Secured Notes, Class A-2	600.0	—
Series 2025-1 Variable Funding Senior Notes, Class A-1, variable interest rate of 6.56% at September 30, 2025	100.0	—
Unamortized debt issuance costs	(12.4)	(7.4)
Long-term debt, net of debt issuance costs	1,187.6	1,186.6
Less: current portion of long-term debt	—	(100.0)
Long-term debt	$1,187.6	$1,086.6
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
Notes to Condensed Consolidated Financial Statements (Continued)
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
As of September 30, 2025, the Company's leverage ratio was approximately 4.58x. As a result, quarterly principal payments on the 2023 Class A-2 Notes of $1.25 million currently are not required.
The Company may voluntarily repay the 2023 Class A-2 Notes at any time; however, if the 2023 Class A-2 Notes are repaid prior to certain dates, the Company would be required to pay make-whole premiums. As of September 30, 2025, the make-whole premium associated with voluntary prepayment of the 2023 Class A-2 Notes was approximately $20.9 million. The Company also would be subject to a make-whole premium in the event of a mandatory prepayment required following a Rapid Amortization Event or certain asset dispositions. The mandatory make-whole premium requirements are considered derivatives embedded in the Notes that must be bifurcated for separate valuation. The Company estimated the fair value of these derivatives to be immaterial as of September 30, 2025, based on the probability-weighted discounted cash flows associated with either event.
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
As of September 30, 2025, the Company's leverage ratio was approximately 4.58x. As a result, quarterly principal payments on the 2025 Class A-2 Notes of $1.5 million currently are not required.
The Company may voluntarily repay the 2025 Class A-2 Notes at any time; however, if the 2025 Class A-2 Notes are repaid prior to certain dates, the Company would be required to pay make-whole premiums. As of September 30, 2025, the make-whole premium associated with voluntary prepayment of the 2025 Class A-2 Notes was approximately $40.6 million. The Company also would be subject to a make-whole premium in the event of a mandatory prepayment required following a Rapid Amortization Event or certain asset dispositions. The mandatory make-whole premium requirements are considered derivatives embedded in the Notes that must be bifurcated for separate valuation. The Company estimated the fair value of

Dine Brands Global, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
7. Long-Term Debt (Continued)
these derivatives to be immaterial as of September 30, 2025, based on the probability-weighted discounted cash flows associated with either event.
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
As of September 30, 2025, the outstanding balance of the Credit Facility was $100 million. The amount of $0.6 million was pledged against the Credit Facility for outstanding letters of credit, leaving $224.4 million of the Credit Facility available for borrowing at September 30, 2025. It is anticipated that the principal and interest on the 2025 Class A-1 Notes will be repaid in full on or prior to the quarterly payment date in June 2030 (the “2025 Class A-1 Anticipated Repayment Date”), subject to two additional one-year extensions at the option of the Company upon the satisfaction of certain conditions. The letters of credit are used primarily to satisfy insurance-related collateral requirements. The weighted average interest rate for the period outstanding during the nine months ended September 30, 2025 was 6.85%.
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
Notes to Condensed Consolidated Financial Statements (Continued)
7. Long-Term Debt (Continued)
replaced as manager of the assets securitized under the Indenture. In a Default Event, the outstanding principal amount and any accrued but unpaid interest can be called to become immediately due and payable. Key DSCRs are as follows:
•DSCR less than 1.75x - Cash Trapping Event
•DSCR less than 1.20x - Rapid Amortization Event
•Interest-only DSCR less than 1.20x - Manager Termination Event
•Interest-only DSCR less than 1.10x - Default Event
The Company's DSCR for the reporting period ended September 30, 2025 was approximately 3.1x.
Debt Issuance Costs
Credit Facility
In June 2025, the Company incurred costs of approximately $4.1 million in connection with the issuance of the Credit Facility. These debt issuance costs are deferred along with the unamortized costs of the terminated 2022 Credit Facility and are being amortized over the terms of the new arrangement. Amortization of $0.3 million and $0.9 million of these costs were included in interest expense for the three and nine months ended September 30, 2025, respectively. Amortization of $0.3 million and $0.9 million of these costs were included in interest expense for the three and nine months ended September 30, 2024, respectively. As of September 30, 2025, total unamortized debt issuance costs of $6.6 million related to the Credit Facility are classified as other non-current assets in the Condensed Consolidated Balance Sheets.
2025 Class A-2 Notes
The Company incurred costs of approximately $7.5 million in connection with the issuance of the 2025 Class A-2 Notes. These debt issuance costs are being amortized using the effective interest method over estimated life of the 2025 Class A-2 Notes. Amortization costs of $0.3 million and $0.4 million were included in interest expense for the three and nine months ended September 30, 2025, respectively. As of September 30, 2025, unamortized debt issuance costs of $7.1 million are reported as a direct reduction of the 2025 Class A-2 Notes in the Condensed Consolidated Balance Sheets.
2023 Class A-2 Notes
The Company incurred costs of approximately $8.0 million in connection with the issuance of the 2023 Class A-2 Notes. These debt issuance costs are being amortized using the effective interest method over the estimated life of the 2023 Class A-2 Notes. Amortization costs of $0.3 million and $0.9 million were included in interest expense for the three and nine months ended September 30, 2025, respectively. Amortization costs of $0.3 million and $0.8 million were included in interest expense for the three and nine months ended September 30, 2024, respectively. As of September 30, 2025, unamortized debt issuance costs of $5.3 million are reported as a direct reduction of the 2023 Class A-2 Notes in the Condensed Consolidated Balance Sheets.
2019 Class A-2-II Notes
Debt issuance costs incurred in connection with the issuance of the 2019 Class A-2-II Notes were amortized using the effective interest method over the estimated life of each tranche of the 2019 Class A-2 Notes. The 2019 Class A-2-II Notes amortization costs of zero and $0.4 million were included in interest expense for the three and nine months ended September 30, 2025, respectively. The 2019 Class A-2-II Notes amortization costs of $0.2 million and $0.7 million were included in interest expense for the three and nine months ended September 30, 2024, respectively. In connection with the repayment of the 2019 Class A-2-II Notes discussed above, the Company recognized a loss on extinguishment of debt of $0.9 million, representing the remaining unamortized debt issuance costs.
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
Notes to Condensed Consolidated Financial Statements (Continued)
7. Long-Term Debt (Continued)
•Quarterly principal payments on the 2025 Class A-2 Notes totaling $1.5 million ($6.0 million per annum) are required if the Company's leverage ratio is greater than 5.25x.
8. Stockholders' Deficit
Dividends
Dividends declared and paid per share for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Dividends declared per common share	$0.51	$0.51	$1.53	$1.53
Dividends paid per common share	$0.51	$0.51	$1.53	$1.53
During the nine months ended September 30, 2025 and 2024, the Company paid dividends of $23.6 million and $23.5 million, respectively.
On September 4, 2025, the Board of Directors declared a third quarter 2025 cash dividend of $0.51 per share of common stock, paid on October 8, 2025 to the stockholders of record as of the close of business on September 19, 2025.
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
During the nine months ended September 30, 2025, the Company repurchased 1,299,440 shares of common stock at a cost of $30.1 million. Cumulatively, the Company repurchased 3,164,839 shares at a cost of $146.9 million. As of September 30, 2025, a remaining amount of $103.1 million in the value of shares may be repurchased under the 2022 Repurchase Program.
Treasury Stock
Repurchases of the Company's common stock are included in treasury stock at the cost of shares repurchased plus any transaction costs. Treasury stock may be re-issued when stock options are exercised, when restricted stock awards are granted and when restricted stock units settle in stock upon vesting. The cost of treasury stock re-issued is determined using the first-in, first-out (“FIFO”) method. During the nine months ended September 30, 2025, the Company re-issued 526,141 shares of treasury stock at a total FIFO cost of $24.9 million.
9. Income Taxes
The Company's effective tax rate was 29.8% for the nine months ended September 30, 2025, as compared to 26.9% for the nine months ended September 30, 2024. The effective tax rate for the nine months ended September 30, 2025 was higher than the rate of the prior comparable period primarily due to a lower tax deduction related to stock-based compensation, resulting from the changes in our share price.
The total gross unrecognized tax benefit as of September 30, 2025 and December 31, 2024 was $2.8 million and $2.5 million, respectively, excluding interest, penalties and related income tax benefits. The Company estimates the unrecognized tax benefit as of September 30, 2025 may decrease over the upcoming 12 months by $0.1 million related to settlements with taxing authorities and statute of limitations expirations. For the remaining liability, due to the uncertainties related to these tax matters, the Company is unable to make a reasonable estimate as to when cash settlement with a taxing authority will occur.

Dine Brands Global, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
9. Income Taxes (Continued)
The accrued interest as of September 30, 2025 and December 31, 2024 was $0.9 million and $0.8 million, respectively, excluding any related income tax benefits. The Company recognizes interest accrued related to unrecognized tax benefits and penalties as a component of the income tax provision recognized in the Condensed Consolidated Statements of Comprehensive Income.
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
10. Stock-Based Compensation
The following table summarizes the components of stock-based compensation expense included in general and administrative expenses in the Condensed Consolidated Statements of Comprehensive Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Equity classified awards expense	$3.2	$3.9	$9.9	$12.7
Liability classified awards expense	0.1	0.1	(0.1)	0.2
Total stock-based compensation expense	$3.3	$4.0	$9.8	$12.9
As of September 30, 2025, total unrecognized compensation expense of $18.6 million related to restricted stock and restricted stock units and $1.3 million related to stock options is expected to be recognized over a weighted average period of 1.5 years for restricted stock and restricted stock units and 0.9 years for stock options.
Equity Classified Awards - Stock Options
Stock option balances at September 30, 2025, and activity for the nine months ended September 30, 2025 were as follows:

	Number of Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Millions)
Outstanding at December 31, 2024	524,646	$69.89
Granted	—	—
Exercised	—	—
Expired	(33,746)	85.57
Forfeited	(8,072)	55.50
Outstanding at September 30, 2025	482,828	69.04	5.01	$—
Vested and Expected to Vest at September 30, 2025	475,940	69.28	4.96	$—
Exercisable at September 30, 2025	400,687	$72.02	4.35	$—
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing share price of the Company’s common stock on the last trading day of the third quarter of 2025 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2025. The aggregate intrinsic value will change based on the fair market value of the Company’s common stock and the number of in-the-money options.

Dine Brands Global, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
10. Stock-Based Compensation (Continued)

Equity Classified Awards - Restricted Stock and Restricted Stock Units
Outstanding balances as of September 30, 2025, and activity related to restricted stock and restricted stock units for the nine months ended September 30, 2025 were as follows:

	Shares of Restricted Stock	Weighted Average Grant Date Fair Value	Stock-Settled Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2024	421,459	$56.18	72,953	$46.83
Granted	526,141	26.05	55,109	26.13
Released	(186,551)	61.10	(34,030)	47.70
Forfeited	(47,632)	45.74	(36,516)	39.61
Outstanding at September 30, 2025	713,417	$33.37	57,516	$31.78
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
The 2025 LTIP awards vest at the end of the three-year period and are determined using multipliers from 0% to 200% of the target award based on the Company's cumulative adjusted EBITDA, as defined and reflected in the Company’s earnings release and/or financial statements for each of the three years in the performance period, subject to adjustment based on the total stockholder returns of a peer group of companies. As of September 30, 2025, the cumulative performance target of the 2025 LTIP awards is not known; therefore, no compensation expense related to the 2025 LTIP award has been recognized.
The LTIP awards are considered stock-based compensation and are classified as liabilities measured at fair value as of the respective period end. For the three months ended September 30, 2025 and 2024, an expense of $0.1 million and $0.1 million, respectively, were included in total stock-based compensation expense related to LTIP awards. For the nine months ended September 30, 2025 and 2024, a credit of $0.1 million and an expense of $0.2 million, respectively, were included in total stock-based compensation expense related to LTIP awards. At September 30, 2025 and December 31, 2024, liabilities of $0.7 million and $0.8 million, respectively, related to LTIP awards were included as part of accrued employee compensation and benefits and other non-current liabilities in the Condensed Consolidated Balance Sheets.
11. Goodwill and Other Intangible Assets
Goodwill
The significant majority of the Company's goodwill arose from the November 29, 2007 acquisition of Applebee's which was allocated between the franchise and company restaurants segments.
Changes in the carrying amount of goodwill during the nine months ended September 30, 2025 were as follows:

	Franchise Segment	Company Restaurants Segment	Total
	(In millions)
Balance at December 31, 2024	$247.0	$1.6	$248.6
Business acquisition	—	1.6	1.6
Purchase price adjustment	—	(0.9)	(0.9)
Adjustments resulting from the subsequent recognition of deferred tax assets	—	0.3	0.3
Balance at September 30, 2025	$247.0	$2.6	$249.6
During the nine months ended September 30, 2025, the Company acquired 12 Applebee's restaurants from a franchisee as described in Note 17 - Business Acquisition of the Notes to the Condensed Consolidated Financial Statements, and allocated $1.6 million of resulting goodwill to the company restaurants segment.
Gross and net carrying amounts of goodwill at September 30, 2025 and December 31, 2024 are as follows:

Dine Brands Global, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
11. Goodwill and Other Intangible Assets (Continued)

	September 30, 2025			December 31, 2024
	Gross	Accumulated Impairment Loss	Net	Gross	Accumulated Impairment Loss	Net
	(In millions)
Franchise Segment	$704.6	$(457.6)	$247.0	$704.6	$(457.6)	$247.0
Company Restaurants Segment	2.6	—	2.6	1.6	—	1.6
Total	$707.2	$(457.6)	$249.6	$706.2	$(457.6)	$248.6
Other Intangible Assets
The significant majority of the Company's other intangible assets arose from the November 29, 2007 acquisition of Applebee's. Changes in the carrying amounts during the nine months ended September 30, 2025 are as follows:

	Tradenames	Franchising Rights	Favorable Leaseholds	Other	Total
	(In millions)
Balance at December 31, 2024	$525.2	$42.3	$2.8	$5.4	$575.7
Impairment	—	—	(2.8)	—	(2.8)
Amortization expense	—	(8.1)	—	(0.2)	(8.3)
Additions	—	—	—	1.6	1.6
Disposition	—	—	—	—	—
Balance at September 30, 2025	$525.2	$34.3	$—	$6.8	$566.2
Gross and net carrying amounts of intangible assets subject to amortization at September 30, 2025 and December 31, 2024 are as follows:

	September 30, 2025				December 31, 2024
	Gross	Accumulated Amortization	Net	Weighted Average Remaining Period	Gross	Accumulated Amortization	Net	Weighted Average Remaining Period
	(In millions, except weighted average remaining period in years)
Franchising rights	$214.8	$(180.5)	$34.3	7.8	$214.8	$(172.5)	$42.3	7.6
Favorable leaseholds	—	—	—	0.0	3.4	(0.6)	2.8	10.1
Other	1.9	(0.3)	1.6	8.1	0.5	(0.1)	0.4	13.0
Total	$216.7	$(180.8)	$35.8	7.8	$218.7	$(173.2)	$45.5	7.8
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
The Company identifies its reporting segments based on the organizational units used by management to monitor performance and make operating decisions. The Company currently has six operating segments: Applebee's franchise operations, IHOP franchise operations, Fuzzy's franchise operations, rental operations, financing operations, and company-

Dine Brand Global, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
12. Segments (Continued)
owned restaurant operations. The Company has four reporting segments: franchise operations (an aggregation of each restaurant concept's franchise operations), company-owned restaurant operations, rental operations and financing operations.
 As of September 30, 2025, the franchise operations segment consisted of 1,512 restaurants operated by Applebee’s franchisees in the United States, two U.S. territories and 16 countries outside the United States; 1,793 restaurants operated by IHOP franchisees and area licensees in the United States, two U.S. territories and 16 countries outside the United States; and 108 restaurants operated by Fuzzy's franchisees in the United States. Franchise operations revenue consists primarily of franchise royalty revenues, franchise advertising revenue, sales of proprietary products to franchisees, and other franchise fees. Franchise operations expenses include advertising expense, the cost of proprietary products, pre-opening training expenses and other franchise-related costs.
Rental operations revenue includes revenue from operating leases and interest income from real estate leases. Rental operations expenses are costs of operating leases and interest expense from finance leases on which the Company is the lessee. Financing operations revenue primarily consists of interest income from the financing of IHOP equipment leases and franchise fees and interest income on notes receivable due from franchisees. Financing operations expenses primarily are the cost of taxes related to IHOP equipment leases. As of September 30, 2025, the company restaurants segment consisted of 59 company-owned Applebee's restaurants, 10 company-owned IHOP restaurants, and one company-owned Fuzzy's restaurant located in the United States. Company-owned restaurant operation revenue consists of retail sales at company-owned restaurants. Company-owned restaurant operation expenses are operating expenses such as food, beverage, labor, benefits, utilities, rent and other operating costs.
Information on segments and a reconciliation of operating profit to income before income taxes is as follows:

Dine Brand Global, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
12. Segments (Continued)

	Three Months Ended September 30, 2025
	Franchise	Company Restaurants	Rental	Financing	Total
	(In millions)
Revenues	$161.3	$27.5	$27.0	$0.3	$216.2
Less: Advertising revenue	68.2	—	—	—	68.2
Revenues excluding advertising revenue	93.1	27.5	27.0	0.3	147.9

Less:
Interest expense from finance leases	—	—	0.7	—	0.7
Depreciation and amortization	0.1	0.9	2.4	—	3.4
Other segment items(a)	10.1	31.2	18.0	0.1	59.3
Segment profit (loss)	82.9	(4.5)	5.9	0.2	84.6
Stock based compensation (direct)	0.8	—	—	—	0.8
Gain on disposition of assets	0.0	—	—	—	0.0
Other G&A expenses (direct and allocated)	31.3	1.9	—	—	33.1
Segment operating profit (loss)	$50.9	$(6.4)	$5.9	$0.2	$50.6

Reconciliation of segment operating profit
Segment operating profit					$50.6
Depreciation and amortization (unallocated)					4.2
Stock based compensation (unallocated)					2.3
Other G&A expenses (unallocated)					9.7
Interest expense, net					20.8
Closure and impairment charges					0.6
Amortization of intangible assets					2.9
Loss on extinguishment of debt					—
Income before income taxes					$10.1

Dine Brand Global, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
12. Segments (Continued)

	Nine Months Ended September 30, 2025
	Franchise	Company Restaurants	Rental	Financing	Total
	(In millions)
Revenues	$502.3	$77.3	$81.2	$0.9	$661.7
Less: Advertising revenue	212.2	—	—	—	212.2
Revenues excluding advertising revenue	290.0	77.3	81.2	0.9	449.5

Less:
Interest expense from finance leases	—	—	2.1	—	2.1
Depreciation and amortization	0.4	2.2	7.3	—	9.9
Other segment items(a)	33.4	82.8	54.1	0.2	170.4
Segment profit	256.2	(7.6)	17.8	0.8	267.1
Stock based compensation (direct)	2.8	—	—	—	2.8
Gain on disposition of assets	(0.1)	—	—	—	(0.1)
Other G&A expenses (direct and allocated)	94.5	5.2	—	—	99.6
Segment operating profit (loss)	$159.0	$(12.8)	$17.8	$0.8	$164.7

Reconciliation of segment operating profit
Segment operating profit					$164.7
Depreciation and amortization (unallocated)					13.1
Stock based compensation (unallocated)					6.9
Other G&A expenses (unallocated)					29.8
Interest expense, net					56.3
Closure and impairment charges					7.6
Amortization of intangible assets					8.3
Loss on extinguishment of debt					0.9
Income before income taxes					$41.8

Dine Brand Global, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
12. Segments (Continued)

	Three Months Ended September 30, 2024
	Franchise	Company Restaurants	Rental	Financing	Total
	(In millions)
Revenues	$166.4	$0.3	$28.0	$0.4	$195.0
Less: Advertising revenue	69.8	—	—	—	69.8
Revenues excluding advertising revenue	96.6	0.3	28.0	0.4	125.2

Less:
Interest expense from finance leases	—	—	0.7	—	0.7
Depreciation and amortization	0.1	0.0	2.5	—	2.6
Other segment items(a)	9.8	0.3	18.4	0.1	28.6
Segment profit	86.6	0.0	6.4	0.3	93.3
Stock based compensation (direct)	1.6	—	—	—	1.6
Loss on disposition of assets	0.0	—	—	—	0.0
Other G&A expenses (direct and allocated)	28.3	0.0	—	—	28.3
Segment operating profit	$56.8	$0.0	$6.4	$0.3	$63.5

Reconciliation of segment operating profit
Segment operating profit					$63.5
Depreciation and amortization (unallocated)					4.3
Stock based compensation (unallocated)					2.3
Other G&A expenses (unallocated)					9.0
Interest expense, net					18.4
Closure and impairment charges					0.4
Amortization of intangible assets					2.7
Loss on extinguishment of debt					—
Income before income taxes					$26.5

Dine Brand Global, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
12. Segments (Continued)

	Nine Months Ended September 30, 2024
	Franchise	Company Restaurants	Rental	Financing	Total
	(In millions)
Revenues	$518.7	$0.8	$86.5	$1.4	$607.5
Less: Advertising revenue	219.6	—	—	—	219.6
Revenues excluding advertising revenue	299.2	0.8	86.5	1.4	388.0

Less:
Interest expense from finance leases	—	—	2.2	—	2.2
Depreciation and amortization	0.3	0.1	7.7	—	8.1
Other segment items(a)	31.3	0.8	55.3	0.2	87.6
Segment profit	267.6	(0.1)	21.3	1.2	290.0
Stock based compensation (direct)	4.8	—	—	—	4.8
Gain on disposition of assets	(0.1)	—	—	—	(0.1)
Other G&A expenses (direct and allocated)	88.3	0.0	—	—	88.3
Segment operating profit	$174.5	$(0.1)	$21.3	$1.2	$196.9

Reconciliation of segment operating profit
Segment operating profit					$196.9
Depreciation and amortization (unallocated)					12.8
Stock based compensation (unallocated)					7.8
Other G&A expenses (unallocated)					30.7
Interest expense, net					54.3
Closure and impairment charges					1.4
Amortization of intangible assets					8.2
Loss on extinguishment of debt					—
Income before income taxes					$81.7
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
Financing: Costs of restaurant equipment.

13. Closure and Impairment Charges
Closure and impairment charges for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Closure charges	$0.6	$0.4	$4.3	$1.4
Other asset impairment charges	0.0	—	3.3	—
Total closure and impairment charges	$0.6	$0.4	$7.6	$1.4

Dine Brands Global, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
13. Closure and Impairment Charges (Continued)
The closure charges for the three and nine months ended September 30, 2025 were primarily related to the acquisition and closure of certain IHOP restaurants in March 2025 and the establishment of or revisions to existing closure reserves for restaurants closed prior to December 31, 2024. The closure charges for the three and nine months ended September 30, 2024 were related to the establishment of or revisions to existing closure reserves for restaurants closed prior to December 31, 2023.
The other asset impairment charges for the nine months ended September 30, 2025 was primarily attributable to the strategic realignment of the IHOP Cincinnati market resulting in the acquisition and closure of certain IHOP restaurants in March 2025.
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
The fair values of the Company's long-term debt, excluding the Credit Facility, at September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025	December 31, 2024
	(In millions)
Face Value	$1,100.0	$1,094.0
Fair Value	$1,108.1	$1,095.5
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
Lease Guarantees
In connection with the refranchising of Applebee’s restaurants to franchisees, the Company has, in certain cases, guaranteed or has potential continuing liability for lease payments totaling $327.5 million as of September 30, 2025. This amount represents the maximum potential liability for future payments under these leases. These leases have been assigned to the buyers and expire at the end of the respective lease terms, which range from 2025 through 2058. Excluding unexercised option periods, the Company's potential liability for future payments under these leases is $84.1 million. In the event of default, the indemnity and default clauses in the sale or assignment agreements govern the Company's ability to pursue and recover damages incurred.
16. Cash, Cash Equivalents and Restricted Cash
Cash and Cash Equivalents
The Company considers all highly liquid investment securities with remaining maturities at the date of purchase of three months or less to be cash equivalents. These cash equivalents are stated at cost which approximates market value. Cash held

Dine Brands Global, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
16. Cash, Cash Equivalents and Restricted Cash (Continued)
related to IHOP advertising funds and the Company's gift card programs is not considered to be restricted cash as there are no restrictions on the use of these funds.
The components of cash and cash equivalents were as follows:

	September 30, 2025	December 31, 2024
	(In millions)
Money market funds	$2.0	$35.0
IHOP advertising funds and gift card programs	74.1	73.1
Other depository accounts	91.9	78.6
Total cash and cash equivalents	$168.0	$186.7
Current Restricted Cash
Current restricted cash primarily consisted of funds required to be held in trust in connection with the Company's securitized debt and funds from Applebee's franchisees pursuant to franchise agreements, usage of which was restricted to advertising activities.
The components of current restricted cash were as follows:

	September 30, 2025	December 31, 2024
	(In millions)
Securitized debt reserves	$56.4	$40.0
Applebee's advertising funds	3.6	1.6
Other	1.2	0.8
Total current restricted cash	$61.2	$42.4
Non-current Restricted Cash
Non-current restricted cash was $22.0 million at September 30, 2025 and $19.5 million at December 31, 2024 and represents interest reserves required to be set aside for the duration of the Company's securitized debt.
17. Business Acquisition
On March 5, 2025, the Company entered into a cooperation agreement with an IHOP franchisee to acquire 10 IHOP restaurants across Ohio and Kentucky for $0.2 million of consideration. The Company entered into the transaction to invest in the system, improve operations through innovation tests and create a blueprint for franchisee success and growth for the Company. Due to the fair value of the assets acquired exceeding the consideration transferred, the transaction resulted in a $0.2 million gain on bargain purchase, which is recorded under General and administrative expenses in the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2025.
The following table summarizes the estimated fair value of net assets acquired at the date of acquisition (in millions):

Equipment and fixtures	$0.5
Inventory and other current assets	0.0
Accounts Receivable	(0.2)
Total identifiable assets acquired	0.3
Liabilities assumed	(0.1)
Bargain purchase gain	$0.2
On May 19, 2025, the Company entered into Assignment of Membership Interest and Amendment to Limited Liability Company Operating Agreements with an Applebee's franchisee to acquire 12 Applebee's restaurants across Kentucky, Indiana, Arkansas, and Oklahoma for $1.3 million of consideration. The Company entered into the transaction to invest in the system, improve operations through innovation tests and create a blueprint for franchisee success and growth for the Company. There were no significant indirect costs related to the transaction as of September 30, 2025.
The following table summarizes the estimated fair value of net assets acquired at the date of acquisition (in millions):

Dine Brands Global, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
17. Business Acquisition (Continued)

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

The results of operation of these restaurants are included in the Company's condensed consolidated results from the acquisition date. The Company has not presented pro forma results of the restaurants for periods prior to the acquisition because the business is not considered significant as measured by the amount of the Company's investment in and assets of the business relative to the Company's condensed consolidated balance sheet and by the income before income taxes of the business relative to the Company's average income before income taxes for the most recent five-year period excluding loss years.
18. Subsequent Event
On November 5, 2025, the Board of Directors declared a fourth quarter 2025 cash dividend of $0.19 per share of common stock, payable on January 7, 2026, to the Company's stockholders of record at the close of business on December 23, 2025.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in conjunction with the condensed consolidated financial statements and the related notes that appear elsewhere in this report and the MD&A contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Statements contained in this report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Please refer to the section of this report under the heading “Cautionary Statement Regarding Forward-Looking Statements” for more information. Except where the context indicates otherwise, the words “we,” “us,” “our,” “Dine Brands Global” and the “Company” refer to Dine Brands Global, Inc., together with its subsidiaries that are consolidated in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).
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
Key Financial Results
The financial tables appearing in this MD&A present amounts in millions of dollars that are rounded from our condensed consolidated financial statements presented in thousands of dollars. As a result, the tables may not foot or crossfoot due to rounding.

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
	2025	2024		2025	2024
	(In millions, except per share data)
Income before income taxes	$10.1	$26.5	$(16.4)	$41.8	$81.7	$(39.9)
Income tax provision	(2.7)	(7.4)	4.7	(12.5)	(22.0)	9.5
Net income	$7.3	$19.1	$(11.7)	$29.3	$59.7	$(30.4)

Effective tax rate	27.2%	28.0%	0.8%	29.8%	26.9%	(2.9)%

Net income per diluted share	$0.48	$1.24	$(0.76)	$1.90	$3.88	$(1.98)

Weighted average diluted shares	14.4	14.9	(0.5)	14.8	14.9	(0.1)
The effective tax rate for the three months ended September 30, 2025 was comparable to the prior year period. The effective tax rate for the nine months ended September 30, 2025 was higher than the rate of the prior comparable period primarily due to a lower tax deduction related to stock-based compensation, resulting from the changes in our share price.

The following table highlights the primary components of the decrease in our income before income taxes for the three and nine months ended September 30, 2025, compared to our income before income taxes for the comparable prior year periods (in millions):

	Favorable (Unfavorable) Variance
	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Increase (decrease) in gross profit:
Applebee's franchise operations	$(2.1)	$(7.9)
IHOP franchise operations	(0.7)	(3.8)
Fuzzy's franchise operations	(0.8)	0.3
Company restaurant operations	(4.5)	(7.5)
Rental and financing operations	(0.6)	(4.0)
Total decrease in gross profit	(8.8)	(22.9)
Increase in general and administrative ("G&A") expenses	(4.8)	(7.9)
Increase in interest expense, net	(2.4)	(2.0)
Change in loss on extinguishment of debt	0.0	(0.9)
Increase in closure and impairment charges	(0.2)	(6.2)
Increase in amortization of intangible assets	(0.2)	(0.1)
Decrease in income before income taxes	$(16.4)	$(39.9)
Total gross profit for the three months ended September 30, 2025 decreased compared with the same period of the prior year due to company restaurant and franchise operations. The company restaurant operations gross profit decreased primarily due to the operation of the 59 Applebee's restaurants and ten IHOP restaurants acquired over the last 11 months. The franchise operations gross profit decreased primarily due to a lower number of effective franchise restaurants and decreases in IHOP and Fuzzy’s domestic franchise same-restaurant sales as well as a decrease in IHOP’s proprietary product gross profit, offset by a 3.1% increase in Applebee’s domestic franchise same-restaurant sales (see Franchise Operations section below for further details).
In addition, income before income taxes for the three months ended September 30, 2025 decreased compared with the prior year period primarily due to a decrease in gross profit, an increase in G&A expenses and an increase in interest expense in the current period. The increase in G&A expenses is primarily attributable to an increase in compensation-related expenses (predominantly incentive compensation) and an increase in travel and conference expenses. The increase in interest expense is primarily due to a refinancing transaction completed in June 2025.
Total gross profit for the nine months ended September 30, 2025 decreased compared with the same period of the prior year due to franchise, company restaurant and rental operations. The franchise operations gross profit decreased primarily due to a lower number of effective franchise restaurants and decreases in IHOP and Fuzzy’s domestic franchise same-restaurant sales as well as increases in bad debt expense and refranchising costs and a decrease in IHOP’s proprietary product gross profit, offset by a 1.9% increase in Applebee’s domestic franchise same-restaurant sales, an increase in termination fees and a decrease in franchisor advertising contribution (see Franchise Operations section below for further details). The company restaurant operations gross profit decreased primarily due to the operation of the 59 Applebee's restaurants and ten IHOP restaurants acquired over the last 11 months as mentioned above (see Franchise Operations section below for further details). Rental operations gross profit decreased primarily due to lease terminations and a decrease in percentage rent due to lower system sales.
In addition, income before income taxes for the nine months ended September 30, 2025 decreased compared with the prior year period due to a decrease in gross profit, an increase in G&A expenses, an increase in closure and impairment charges and an increase in interest expense. The increase in G&A expenses is primarily due to an increase in professional service and legal fees, an increase in travel and conference expenses and an increase in compensation-related expenses (predominantly incentive compensation offset by a decrease in severance expense) as well as costs related to company restaurant operations and our dual brand initiative, partially offset by a decrease in software maintenance costs. The increase in closure and impairment charges was primarily attributable to the strategic realignment of the IHOP Cincinnati market resulting in the acquisition and closure of certain IHOP restaurants in March 2025 and revisions to existing closure reserves. The increase in interest expense is primarily due to a refinancing transaction completed in June 2025.

Increases in commodity, labor and other restaurant operating costs experienced at restaurants owned and operated by our franchisees could impact us to the extent our franchisees are adversely impacted by a sustained decline in their operating margins. At company-owned restaurants, when applicable, increases in commodity, labor and other restaurant operating costs impact us directly.
See “Consolidated Results of Operations - Comparison of the Three and Nine Months Ended September 30, 2025 and 2024” for additional discussion of the changes shown above.
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
Our key performance indicators for the three and nine months ended September 30, 2025 were as follows:

	Three Months Ended			Nine Months Ended
	September 30, 2025			September 30, 2025
	Applebee's	IHOP	Fuzzy's	Applebee's	IHOP	Fuzzy's
System-wide sales percentage increase (decrease) in reported retail sales - 2025 vs. 2024	0.7%	(1.5)%	(6.5)%	(0.2)%	(2.3)%	(13.6)%
% Increase (decrease) in domestic system-wide same-restaurant sales	3.1%	(1.5)%	(1.5)%	1.9%	(2.2)%	(8.7)%
Net franchise restaurant increase (reduction) (1)	(2)	7	(4)	(43)	(21)	(8)
Net decrease in total effective restaurants (2)	(60)	(12)	(11)	(49)	(7)	(13)
_________________________________________
(1) Franchise and area license restaurant closings, net of openings, during the three and nine months ended September 30, 2025.
(2) Change in the weighted average number of franchise, area license and company-owned restaurants open during the three and nine months ended September 30, 2025, compared to the weighted average number of those open during the same periods of 2024.
The change in total effective restaurants for each brand reflects both permanent closures, net of openings, over the past 12 months as well as the weighted effect of restaurants temporarily closed during each period.
Applebee’s system-wide domestic same-restaurant sales increased 3.1% for the three months ended September 30, 2025 and 1.9% for the nine months ended September 30, 2025 as compared to the same periods of 2024. The increase in same-restaurant sales was due to an increase in traffic and average check.

Based on data from Black Box Intelligence, a restaurant sales reporting firm (“Black Box”), Applebee's increase in same-restaurant sales for the three and nine months ended September 30, 2025 underperformed the casual dining category of the restaurant industry (excluding Applebee's) as compared with the same respective periods of 2024.

Applebee's Off-Premise Sales Data	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Off-premise sales (in millions) (1)	$220.6	$208.9	$699.9	$672.2
% sales mix	22.9%	21.7%	22.8%	21.8%
(1) Primarily to-go, delivery and catering sales for comparable 2025 and 2024 restaurants.

IHOP's system-wide domestic same-restaurant sales decreased 1.5% for the three months ended September 30, 2025 as compared to the same period of 2024, primarily due to a decrease in average check. IHOP's system-wide domestic same-restaurant sales decreased 2.2% for the nine months ended September 30, 2025 as compared to the same period of 2024, primarily due to a decrease in average check, partially offset by an increase in traffic.
Based on data from Black Box, IHOP's same-restaurant sales for the three and nine months ended September 30, 2025 underperformed the family dining category of the restaurant industry (excluding IHOP) as compared with the same respective periods of 2024.

IHOP Off-Premise Sales Data	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Off-premise sales (in millions) (1)	$147.7	$140.7	$447.8	$446.2
% sales mix	20.4%	19.3%	20.4%	20.1%
(1) Primarily to-go, delivery and catering sales for comparable 2025 and 2024 restaurants.

Quarterly Domestic Same-Restaurant Sales - Fuzzy's
Fuzzy's system-wide domestic same-restaurant sales decreased 1.5% for the three months ended September 30, 2025 and 8.7% for the nine months ended September 30, 2025 as compared to the same respective periods of 2024. The decrease in same-restaurant sales was primarily due to a decrease in traffic, partially offset by an increase in average check.

Restaurant Data
The following table sets forth the number of “Effective Restaurants” in the Applebee’s, IHOP and Fuzzy's systems and information regarding the percentage change in sales at those restaurants compared to the same period of the prior year. Sales at restaurants that are owned by franchisees and area licensees are not revenues of the Company. However, franchisees and area licensees pay us royalties and advertising fees that are based on a percentage of their sales, and, where applicable, rental payments under leases that are based on a percentage of their sales. Management also uses this information to make decisions about plans for future development of additional restaurants as well as evaluation of current operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Applebee's Restaurant Data
Global Effective Restaurants(a)
Franchise	1,503	1,620	1,526	1,627
Company	57	—	52	—
Total	1,560	1,620	1,578	1,627
System-wide(b)
Domestic sales percentage change(c)	0.7%	(7.1)%	(0.2)%	(5.3)%
Domestic same-restaurant sales percentage change(d)	3.1%	(5.9)%	1.9%	(4.1)%
Franchise(b), (e)
Domestic sales percentage change(c)	(1.7)%	(7.1)%	(2.3)%	(5.3)%
Domestic same-restaurant sales percentage change(d)	3.1%	(5.9)%	2.0%	(4.1)%
Average weekly domestic unit sales (in thousands)	$52.6	$49.5	$55.1	$52.7

IHOP Restaurant Data
Global Effective Restaurants(a)
Franchise	1,624	1,645	1,631	1,645
Area license	154	155	154	155
Company	10	—	8	—
Total	1,788	1,800	1,793	1,800
System-wide(b)
Sales percentage change(c)	(1.5)%	(1.6)%	(2.3)%	(0.5)%
Domestic same-restaurant sales percentage change, including area license restaurants(d)	(1.5)%	(2.1)%	(2.2)%	(1.7)%
Franchise(b), (e)
Sales percentage change(c)	(1.9)%	(1.3)%	(2.5)%	(0.4)%
Domestic same-restaurant sales percentage change(d)	(1.4)%	(1.9)%	(2.1)%	(1.7)%
Average weekly unit sales (in thousands)	$36.7	$37.0	$37.0	$37.7
Area License(b)
Sales percentage change(c)	(2.8)%	(3.8)%	(3.8)%	(1.6)%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Fuzzy's Restaurant Data
Global Effective Restaurants(a)
Franchise	109	120	111	124
Company	1	1	1	1
Total	110	121	112	125
System-wide(b)
Domestic sales percentage change(c)	(6.5)%	(15.8)%	(13.6)%	(13.7)%
Domestic same-restaurant sales percentage change(d)	(1.5)%	(9.6)%	(8.7)%	(8.9)%
Franchise(b)
Domestic sales percentage change(c)	(6.5)%	(15.8)%	(13.6)%	(13.3)%
Domestic same-restaurant sales percentage change(d)	(1.5)%	(9.6)%	(8.7)%	(8.9)%
Average weekly domestic unit sales (in thousands)	$30.3	$29.4	$29.0	$30.0
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Reported sales (in millions)
Applebee's franchise restaurant sales	$988.4	$1,007.7	$3,148.5	$3,230.5
Applebee's company-owned restaurants	23.2	—	67.3	—
IHOP franchise restaurant sales	775.1	790.3	2,355.3	2,416.2
IHOP area license restaurant sales	69.5	71.4	215.8	224.4
IHOP company-owned restaurants	4.1	—	9.3	—
Fuzzy's franchise restaurant sales	42.8	45.8	125.2	144.9
Fuzzy's company-owned restaurants	0.3	0.3	0.7	0.9
Total	$1,903.4	$1,915.5	$5,922.1	$6,016.9
(c)   “Sales percentage change” reflects, for each category of restaurants, the percentage change in sales in any given fiscal period compared to the prior year period for all restaurants in that category.
(d)   “Domestic same-restaurant sales percentage change” reflects the percentage change in sales in any given fiscal period, compared to the same weeks in the prior year period, for domestic restaurants that have been operated during both periods that are being compared and have been open for at least 18 months. Because of new restaurant openings and restaurant closures, the domestic restaurants open throughout both fiscal periods being compared may be different from period to period.
(e)   The franchise sales percentage change for 2025 was impacted by the acquisition of 47 Applebee's restaurants in November 2024, 10 IHOP restaurants in March 2025, and 12 Applebee's restaurants in May 2025 now reported as company-owned.

Restaurant Development Activity	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Applebee's
Summary - beginning of period:
Franchise	1,514	1,625	1,567	1,642
Company	59	—	47	—
Total Applebee's restaurants, beginning of period	1,573	1,625	1,614	1,642

Franchise restaurants opened:
Domestic	1	—	2	—
International	2	4	2	9
Total franchise restaurants opened	3	4	4	9
Franchise restaurants permanently closed:
Domestic	(4)	(9)	(38)	(25)
International	(1)	(2)	(9)	(8)
Total franchise restaurants permanently closed	(5)	(11)	(47)	(33)
Net franchise restaurant reduction	(2)	(7)	(43)	(24)
Franchise restaurants acquired by the Company	—	—	(12)	—
Net decrease in franchise restaurants	(2)	(7)	(55)	(24)

Summary - end of period:
Franchise	1,512	1,618	1,512	1,618
Company	59	—	59	—
Total Applebee's restaurants, end of period	1,571	1,618	1,571	1,618
Domestic	1,465	1,511	1,465	1,511
International	106	107	106	107

IHOP
Summary - beginning of period:
Franchise	1,632	1,656	1,670	1,657
Area license	154	155	154	157
Company	10	—	—	—
Total IHOP restaurants, beginning of period	1,796	1,811	1,824	1,814

Franchise/area license restaurants opened:
Domestic franchise	9	4	18	14
Domestic area license	—	—	1	1
International franchise	5	2	9	11
International area license	—	—	1	—
Total franchise/area license restaurants opened	14	6	29	26
Franchise/area license restaurants permanently closed:
Domestic franchise	(6)	(7)	(41)	(24)
Domestic area license	—	—	(2)	(3)
International franchise	(1)	(1)	(7)	(4)
International area license	—	—	—	—
Total franchise/area license restaurants permanently closed	(7)	(8)	(50)	(31)
Net franchise/area license restaurant addition (reduction)	7	(2)	(21)	(5)
Franchise restaurants acquired by the Company	—	—	(10)	—

Restaurant Development Activity	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net increase (decrease) in franchise/area license restaurants	7	(2)	(31)	(5)

Summary - end of period:
Franchise	1,639	1,654	1,639	1,654
Area license	154	155	154	155
Company	10	—	10	—
Total IHOP restaurants, end of period	1,803	1,809	1,803	1,809
Domestic	1,670	1,684	1,670	1,684
International	133	125	133	125

Fuzzy's
Summary - beginning of period:
Franchise	112	124	116	131
Company	1	1	1	1
Total Fuzzy's restaurants, beginning of period	113	125	117	132

Franchise restaurants opened:
Domestic	—	1	3	1
Franchise restaurants permanently closed:
Domestic	(4)	(7)	(11)	(14)
Net franchise restaurant reduction	(4)	(6)	(8)	(13)

Summary - end of period:
Franchise	108	118	108	118
Company	1	1	1	1
Total Fuzzy's restaurants, end of period	109	119	109	119
Domestic	109	119	109	119
International	—	—	—	—
The restaurant counts and activity presented above include 23 dual branded international and six dual branded domestic Applebee's and IHOP restaurants at September 30, 2025, and 13 dual branded international and no dual branded domestic Applebee's and IHOP restaurants at September 30, 2024, which are separately counted in each of our brands' restaurant counts and activity. Dual branded restaurants are defined as restaurants that reside in one location and operate two of our restaurant concepts under two separate franchise agreements.
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

CONSOLIDATED RESULTS OF OPERATIONS
Comparison of the Three and Nine Months Ended September 30, 2025 and 2024
Events Impacting Comparability of Financial Information
Acquisition of Franchise Restaurants
During the three and nine months ended September 30, 2025, we owned 47 Applebee's restaurants across Georgia, Texas, Arkansas, Illinois, Kentucky, Tennessee, Mississippi and Missouri acquired in November 2024, 10 IHOP restaurants in Ohio and Kentucky in March 2025, and 12 Applebee's restaurants across Kentucky, Indiana, Arkansas and Oklahoma acquired in May 2025. Including our one Fuzzy's company-owned restaurant, our total number of company-owned restaurants represents 2% of total system restaurant count as of September 30, 2025. During the three and nine months ended September 30, 2024, we did not own any Applebee's or IHOP restaurants.
While we currently intend to own and operate these restaurants for the near term, we will assess and monitor opportunities to refranchise these restaurants under favorable circumstances. From time to time, we may acquire restaurants from franchisees for a variety of reasons which is consistent with, and should not be considered a change in, our business strategy to operate largely as a franchisor.
Financial Results

Revenue	Three Months Ended September 30,		Favorable (Unfavorable) Variance	Nine Months Ended September 30,		Favorable (Unfavorable) Variance
	2025	2024		2025	2024
	(In millions)
Franchise operations	$161.3	$166.4	$(5.1)	$502.3	$518.7	$(16.4)
Rental operations	27.0	28.0	(1.0)	81.2	86.5	(5.3)
Company restaurant operations	27.5	0.3	27.2	77.3	0.8	76.5
Financing operations	0.3	0.4	(0.1)	0.9	1.4	(0.5)
Total revenue	$216.2	$195.1	$21.1	$661.7	$607.4	$54.3
Change vs. prior year period	10.8%			8.9%
Total revenue for the three and nine months ended September 30, 2025 increased compared with the same periods of the prior year, primarily due to the operation of 47 Applebee's restaurants acquired in November 2024 and ten IHOP restaurants acquired in March 2025 (and to a lesser extent for the nine-month period, 12 Applebee's restaurants acquired in May 2025), partially offset by the decreases in franchise and rental operations revenue. The decrease in franchise operations revenue was primarily attributable to the decreases in IHOP and Fuzzy's domestic same-restaurant sales, the decrease in the number of effective franchise restaurants and the decrease in proprietary product sales, partially offset by an increase in Applebee's domestic same-restaurant sales. Rental operations revenue for the three and nine months ended September 30, 2025 decreased compared with the same periods of the prior year, primarily due to operating lease terminations.

Gross Profit	Three Months Ended September 30,		Favorable (Unfavorable) Variance	Nine Months Ended September 30,		Favorable (Unfavorable) Variance
	2025	2024		2025	2024
	(In millions)
Franchise operations	$82.9	$86.6	$(3.7)	$256.2	$267.6	$(11.4)
Rental operations	5.9	6.4	(0.5)	17.8	21.3	(3.5)
Company restaurant operations	(4.5)	0.0	(4.5)	(7.6)	(0.1)	(7.5)
Financing operations	0.2	0.3	(0.1)	0.8	1.2	(0.4)
Total gross profit	$84.6	$93.3	$(8.8)	$267.1	$290.0	$(22.8)
Change vs. prior year period	(9.4)%			(7.9)%
Total gross profit for the three months ended September 30, 2025 decreased compared with the same period of the prior year, primarily due to company restaurant and franchise operations. The company restaurant operations gross profit decreased primarily due to the operation of the 59 Applebee's restaurants and ten IHOP restaurants acquired over the last 11 months as mentioned above which the Company is investing. The franchise operations gross profit decreased primarily due to a lower number of effective franchise restaurants and decreases in IHOP and Fuzzy’s domestic franchise same-restaurant sales as well as a decrease in IHOP’s proprietary product gross profit, offset by a 3.1% increase in Applebee’s domestic franchise same-restaurant sales (see Franchise Operations section below for further details).
Total gross profit for the nine months ended September 30, 2025 decreased compared with the same period of the prior year, primarily due to franchise operations, company restaurant and rental operations. The franchise operations gross profit decreased primarily due to a lower number of effective franchise restaurants and decreases in IHOP and Fuzzy’s domestic franchise same-restaurant sales as well as increases in bad debt expense and refranchising costs and a decrease in IHOP’s proprietary product gross profit, offset by a 1.9% increase in Applebee’s domestic franchise same-restaurant sales, an increase in termination fees and a decrease in franchisor advertising contribution (see Franchise Operations section below for further details). The company restaurant operations gross profit decreased primarily due to the operation of the 59 Applebee's restaurants and ten IHOP restaurants acquired over the last 11 months as mentioned above. The decrease in rental operations gross profit for the nine months ended September 30, 2025 was primarily due to decreased rental revenue as described above.

Franchise Operations	Three Months Ended September 30,		Favorable (Unfavorable) Variance	Nine Months Ended September 30,		Favorable (Unfavorable) Variance
	2025	2024		2025	2024
	(In millions, except number of restaurants)
Effective Franchise Restaurants:(1)
Applebee’s	1,503	1,620	(117)	1,526	1,627	(101)
IHOP	1,778	1,800	(22)	1,785	1,800	(15)
Fuzzy's	109	120	(11)	111	124	(13)
Franchise Revenues:
Applebee’s franchise fees	$38.9	$40.1	$(1.2)	$125.6	$126.5	$(0.9)
IHOP franchise fees	51.8	53.4	(1.6)	156.9	163.1	(6.2)
Fuzzy's franchise fees	2.3	3.1	(0.8)	7.5	9.6	(2.1)
Advertising fees	68.2	69.8	(1.6)	212.2	219.6	(7.4)
Total franchise revenues	161.3	166.4	(5.1)	502.3	518.7	(16.4)
Franchise Expenses:
Applebee’s	1.7	0.7	(1.0)	7.7	0.7	(7.0)
IHOP	8.1	8.9	0.8	25.2	27.6	2.4
Fuzzy's	0.4	0.3	(0.1)	1.0	3.3	2.3
Advertising expenses	68.2	69.8	1.6	212.2	219.6	7.4
Total franchise expenses	78.5	79.7	1.3	246.1	251.2	5.1
Franchise Gross Profit:
Applebee’s	37.2	39.4	(2.1)	117.9	125.8	(7.9)
IHOP	43.8	44.5	(0.7)	131.7	135.5	(3.8)
Fuzzy's	1.9	2.7	(0.8)	6.5	6.3	0.3
Total franchise gross profit	$82.9	$86.6	$(3.7)	$256.1	$267.6	$(11.5)
Gross profit as % of franchise revenue (2)	51.4%	52.1%		51.0%	51.6%
Gross profit as % of franchise fees (2)(3)	89.0%	89.7%		88.3%	89.4%
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
Applebee's franchise fees revenue for the three months ended September 30, 2025 decreased 2.9% as compared with the same period of the prior year, primarily attributable to the unfavorable impact on royalties by a decrease in the number of effective franchise restaurants due in part to the acquisition of our Applebee's company restaurants, offset by a 3.1% increase in domestic franchise same-restaurant sales.
Applebee's franchise fees revenue for the nine months ended September 30, 2025 decreased 0.7% as compared with the same period of the prior year, primarily attributable to the unfavorable impact on royalties of a decrease in the number of effective franchise restaurants due in part to the acquisition of our Applebee's company restaurants and decreased collections from international franchisees, offset by a 2.0% increase in domestic franchise same-restaurant sales and an increase in termination fees.
Applebee's franchise expenses for the three and nine months ended September 30, 2025 increased $1.0 million and $7.0 million, respectively, compared with the same periods of the prior year primarily due to an increase in bad debt expense mainly resulting from a recovery of bad debt expense in the same periods of the prior year as well as an increase in refranchising costs.
IHOP franchise fees revenue for the three months ended September 30, 2025 decreased 3.0% as compared with the same period of the prior year, primarily due to a decrease in proprietary product sales, the unfavorable impact on royalties of a 1.4% decrease in domestic franchise same-restaurant sales and a decrease in the number of effective franchise restaurants, partially offset by improved collections from international franchisees.
IHOP franchise fees revenue for the nine months ended September 30, 2025 decreased 3.8%, as compared with the same period of the prior year, primarily due to a decrease in the number of effective franchise restaurants, a 2.1% decrease in domestic franchise same-restaurant sales and a decrease in proprietary product sales, partially offset by an increase in termination fees.
IHOP franchise expense for the three months ended September 30, 2025 decreased $0.8 million as compared with the same period of the prior year, primarily due to a decrease in the cost of proprietary product sales and a decrease in bad debt expense.
IHOP franchise expenses for the nine months ended September 30, 2025 decreased $2.4 million as compared with the same period of the prior year, primarily due to a decrease in the cost of proprietary product sales and a decrease in franchisor advertising contribution.
Fuzzy's franchise fees revenue for the three months ended September 30, 2025 decreased $0.8 million as compared with the same period of the prior year, primarily due to the unfavorable impact on royalties of a 1.5% decrease in franchise same-restaurant sales, the decrease in the number of effective franchise restaurants and a decrease in termination fees.
Fuzzy's franchise fees revenue for the nine months ended September 30, 2025 decreased $2.1 million as compared with the same period of the prior year, primarily due to the unfavorable impact on royalties of an 8.7% decrease in franchise same-restaurant sales, a decrease in the number of effective franchise restaurants and a decrease in termination and franchisee IT support fees.
Fuzzy's franchise expenses for the three months ended September 30, 2025 increased $0.1 million as compared with the same period of the prior year primarily due to an increase in franchisee IT support costs.
Fuzzy's franchise expenses for the nine months ended September 30, 2025 decreased $2.3 million as compared with the same period of the prior year primarily due to a decrease in franchisor advertising contribution and a decrease in bad debt expense.

Advertising Revenues and Expenses	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2025	2024		2025	2024
	(In millions)
Applebee’s	$39.8	$40.8	$(1.0)	$125.7	$130.3	$(4.6)
IHOP	27.6	28.1	(0.5)	84.1	86.4	(2.3)
Fuzzy's	0.8	0.9	(0.1)	2.4	2.9	(0.5)
Total advertising revenues and expenses	$68.2	$69.8	$(1.6)	$212.2	$219.6	$(7.4)
Advertising revenues and expenses for the three and nine months ended September 30, 2025 decreased compared to the same periods of the prior year primarily due to fewer effective franchise restaurants due in part to our acquisition of company restaurants (whose contributions to the respective brand's national advertising fund are reflected as company restaurant expenses instead of advertising revenue) and the decreases in IHOP and Fuzzy's domestic franchise same-restaurant sales, partially offset by the increase in Applebee's domestic franchise same-restaurant sales.
It is our accounting policy to recognize any deficiency in advertising fee revenue compared to advertising expenditure or any recovery of a previously recognized deficiency in advertising fee revenue compared to advertising expenditure in the fourth quarter of our fiscal year.

Rental Operations	Three Months Ended September 30,		Favorable (Unfavorable) Variance	Nine Months Ended September 30,		Favorable (Unfavorable) Variance
	2025	2024		2025	2024
	(In millions)
Rental revenues	$27.0	$28.0	$(1.0)	$81.2	$86.5	$(5.3)
Rental expenses	21.1	21.6	0.5	63.4	65.2	1.8
Rental operations gross profit	$5.9	$6.4	$(0.4)	$17.8	$21.3	$(3.5)
Gross profit as % of rental revenue (1)	22.0%	22.8%		21.9%	24.6%
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
Rental operations gross profit for the three months ended September 30, 2025 decreased as compared to the same period of the prior year, primarily due to operating lease terminations.
Rental operations gross profit for the nine months ended September 30, 2025 decreased as compared to the same period of the prior year, primarily due to lease terminations and a decrease in percentage rent due to lower system sales.

Company Restaurant and Financing Operations	Three Months Ended September 30,		Favorable (Unfavorable) Variance	Nine Months Ended September 30,		Favorable (Unfavorable) Variance
	2025	2024		2025	2024
	(in millions)
Company Restaurant Operations
Company restaurant sales	$27.5	$0.3	$27.2	$77.3	$0.8	$76.5
Company restaurant expenses	32.0	0.3	(31.7)	84.9	0.9	(84.0)
Total company restaurants operations	$(4.5)	$0.0	$(4.5)	$(7.6)	$(0.1)	$(7.5)
Financing Operations
Financing revenues	$0.3	$0.4	$(0.1)	$0.9	$1.4	$(0.5)
Financing expenses	0.1	0.1	0.0	0.2	0.2	0.0
Total financing operations	$0.2	$0.3	$(0.1)	$0.7	$1.2	$(0.5)
As discussed under "Events Impacting Comparability of Financial Information," company restaurant operations for the nine months ended September 30, 2025 included 47 Applebee's restaurants acquired in November 2024, 10 IHOP restaurants acquired in March 2025, 12 Applebee's restaurants acquired in May 2025, and one Fuzzy's restaurant. Company restaurant operations for the nine months ended September 30, 2024 included one Fuzzy's restaurant. There were no acquired restaurant expenses during the nine months ended September 30, 2024.
Financing revenues primarily consist of interest income from the financing of IHOP equipment leases and franchise fees as well as interest income on notes receivable due from franchisees. Financing expenses are sales and use taxes related to IHOP equipment leases. Financing revenue and gross profit for the three and nine months ended September 30, 2025 declined compared to the same period of the prior year, primarily due to progressive decline in interest income as note balances are repaid.

G&A Expenses	Three Months Ended September 30,		Favorable (Unfavorable) Variance	Nine Months Ended September 30,		Favorable (Unfavorable) Variance
	2025	2024		2025	2024
	(In millions)
Total G&A expenses	$50.2	$45.4	$(4.8)	$152.3	$144.4	$(7.9)
G&A expenses for the three months ended September 30, 2025 increased 10.6% compared to the same period of the prior year, primarily due to an increase in compensation-related expenses (predominantly incentive compensation), an increase in travel and conference expenses and an increase in professional service and legal fees. Included in G&A expenses are costs related to company restaurant operations as well as dual brand and remodel initiatives.

G&A expenses, including costs related to company restaurant operations, for the nine months ended September 30, 2025 increased 5.4% compared to the same period of the prior year, primarily due to an increase in professional service and legal fees, an increase in travel and conference expenses and an increase in compensation-related expenses (predominantly incentive compensation offset by a decrease in severance expense) as well as costs related to company restaurant operations and our dual brand initiatives, partially offset by a decrease in software maintenance costs.

Other Income and Expense Items	Three Months Ended September 30,		Favorable (Unfavorable) Variance	Nine Months Ended September 30,		Favorable (Unfavorable) Variance
	2025	2024		2025	2024
	(In millions)
Interest expense, net	$20.8	$18.4	$(2.4)	$56.3	$54.3	$(2.0)
Loss on extinguishment of debt	—	—	—	0.9	—	(0.9)
Closure and impairment charges	0.6	0.4	(0.2)	7.6	1.4	(6.2)
Amortization of intangible assets	2.9	2.7	(0.2)	8.3	8.2	(0.1)
Loss (gain) on disposition of assets	0.0	0.0	0.0	(0.1)	(0.1)	0.0
Total other income and expenses	$24.3	$21.5	$(2.8)	$73.0	$63.8	$(9.2)
Interest expense, net
Interest expense, net for the three and nine months ended September 30, 2025 increased compared to the same periods of the prior year, primarily due to the refinancing transaction of the Series 2025-1 Fixed Rate Senior Secured Notes, partially offset by a decrease in interest rates on our Credit Facility.
The Company repaid the entire outstanding balance of approximately $594.0 million of its 2019 Class A-2-II Notes during the nine months ended September 30, 2025 and recognized a $0.9 million loss on extinguishment of debt from the write-off of the related remaining issuance costs.
Closure and impairment charges
Closure and impairment charges for the three months ended September 30, 2025 increased $0.2 million compared to the same period of the prior year primarily attributable to revisions to existing closure reserves for IHOP restaurants closed prior to 2025.
Closure and impairment charges for the nine months ended September 30, 2025 increased $6.2 million compared to the same period of the prior year primarily attributable to the strategic realignment of the IHOP Cincinnati market resulting in the acquisition and closure of certain IHOP restaurants in March 2025 and revisions to existing closure reserves including accretion.

Income Taxes	Three Months Ended September 30,		Favorable (Unfavorable) Variance	Nine Months Ended September 30,		Favorable (Unfavorable) Variance
	2025	2024		2025	2024
	(In millions)
Income before income taxes	$10.1	$26.5	$(16.4)	$41.8	$81.7	$(39.9)
Income tax provision	$2.7	$7.4	$4.7	$12.5	$22.0	$9.5
Effective tax rate	27.2%	28.0%	0.8%	29.8%	26.9%	(2.9)%
Our income tax provision or benefit will vary from period to period in our normal course of business for two reasons: a change in income before income taxes and a change in the effective tax rate. Changes in our income before income taxes were addressed in the preceding sections of “Consolidated Results of Operations - Comparison of the Three and Nine Months Ended September 30, 2025 and 2024."
Our effective tax rate for the three months ended September 30, 2025 was comparable to the prior year period. Our effective tax rate for the nine months ended September 30, 2025 was higher than the rate of the prior comparable period primarily due to a lower tax deduction related to stock-based compensation, resulting from the changes in our share price.
The One Big Beautiful Bill Act ("OBBBA") was enacted on July 4, 2025. The OBBBA amends U.S. tax law, including provisions related to bonus depreciation, research and development expensing, and interest expense deduction, among other provisions. The Company has incorporated the effects of the enacted provisions into its financial statements for the third quarter of 2025. These provisions are expected to reduce cash taxes for 2025, with no material impact on the effective tax rate.

Liquidity and Capital Resources
Key provisions of our long-term debt potentially impacting liquidity are summarized below. See Note 7 — Long-Term Debt, of the Notes to Condensed Consolidated Financial Statements, for additional detail on long-term debt, including the balances outstanding at September 30, 2025 and 2024. We believe that our unrestricted cash and cash equivalents on hand, cash flow from operations and the borrowing capacity available under our Credit Facility will provide us with adequate liquidity for at least the next twelve months.
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
 Payment of Principal and Interest
While the Class A-2 Notes are outstanding, payment of principal and interest is required to be made on the Class A-2 Notes on a quarterly basis. The payment of principal on the Class A-2 Notes may be suspended when the leverage ratio for the Company and its subsidiaries is less than or equal to 5.25x. As of September 30, 2025, our leverage ratio was approximately 4.58x. Therefore, quarterly principal payments are not required.
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
Make-whole Premiums
We may voluntarily repay the Class A-2 Notes at any time; however, if repaid prior to certain dates we would be required to pay make-whole premiums. As of September 30, 2025, the make-whole premium associated with voluntary prepayment of the 2023 Class A-2 Notes was approximately $20.9 million. As of September 30, 2025, the make-whole premium associated with the voluntary prepayment of the 2025 Class A-2 Notes was approximately $40.6 million. We also would be subject to a make-whole premium in the event of a mandatory prepayment required following certain rapid amortization events or certain asset dispositions. The mandatory make-whole premium requirements are considered derivatives embedded that must be bifurcated for separate valuation. We estimated the fair value of these derivatives to be immaterial as of September 30, 2025, based on the probability-weighted discounted cash flows associated with either event.
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
Failure to maintain a prescribed DSCR can trigger the following events:
•DSCR less than 1.75x - Cash Trapping Event

•DSCR less than 1.20x - Rapid Amortization Event
•Interest-only DSCR less than 1.20x - Manager Termination Event
•Interest-only DSCR less than 1.10x - Default Event
Our DSCR for the reporting period ended September 30, 2025 was approximately 3.1x.
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
As of September 30, 2025, the outstanding balance of the Credit Facility was $100 million. The amount of $0.6 million was pledged against the Credit Facility for outstanding letters of credit, leaving $224.4 million of the Credit Facility available for borrowing at September 30, 2025. It is anticipated that any principal and interest on the Credit Facility outstanding will be repaid in full on or prior to the quarterly payment date in June 2030, subject to two additional one-year extensions at the option of the Company upon the satisfaction of certain conditions. The letters of credit are used primarily to satisfy insurance-related collateral requirements. The weighted average interest rate on Credit Facility borrowings for the period outstanding during the nine months ended September 30, 2025 was 6.85%.
Capital Allocation
Dividends
Dividends declared and paid per share for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Dividends declared per common share	$0.51	$0.51	$1.53	$1.53
Dividends paid per common share	$0.51	$0.51	$1.53	$1.53
During the nine months ended September 30, 2025 and 2024, the Company paid dividends of $23.6 million and $23.5 million, respectively.
On September 4, 2025, the Board of Directors declared a third quarter 2025 cash dividend of $0.51 per share of common stock, paid on October 8, 2025 to the stockholders of record as of the close of business on September 19, 2025.
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
During the nine months ended September 30, 2025, the Company repurchased 1,299,440 shares of common stock at a cost of $30.1 million. Cumulatively, the Company has repurchased 3,164,839 shares at a cost of $146.9 million under the 2022 Repurchase Program.
From time to time, we also repurchase shares owned and tendered by employees to satisfy tax withholding obligations on the vesting of restricted stock awards. Shares are deemed purchased at the closing price of our common stock on the vesting date. See Part II, Item 2 for detail on this stock repurchase activity during the nine months ended September 30, 2025.

Cash Flows
In summary, our cash flows for the nine months ended September 30, 2025 and 2024 were as follows:

	Nine Months Ended September 30,
	2025	2024	Variance
	(In millions)
Net cash provided by operating activities	$83.3	$77.7	$5.6
Net cash used in investing activities	(15.8)	(0.7)	(15.1)
Net cash used in financing activities	(65.0)	(42.5)	(22.5)
Net increase in cash, cash equivalents and restricted cash	$2.5	$34.5	$(32.0)
Operating Activities
Cash provided by operating activities is primarily driven by revenues earned and collected from our franchisees, and profit from our rental operations, financing operations and our company-owned restaurants. Cash provided by operating activities increased $5.6 million during the nine months ended September 30, 2025 compared to the same period of the prior year. This increase was primarily attributable to a favorable increase in working capital mainly resulting from a shift in timing of income tax payments postponed due to wildfire relief and of interest payments postponed in connection with the June 2025 debt refinancing, partially offset by a decrease in gross segment profit and higher G&A expenses as discussed in the preceding sections of this MD&A.
Investing Activities
Investing activities used net cash of $15.8 million for the nine months ended September 30, 2025 compared to $0.7 million for the nine months ended September 30, 2024. The increase in net cash used was primarily attributable to an increase in additions to property and equipment, including capital investments in company-owned restaurants and a decrease in principal receipts from notes and equipment contracts receivables compared to the same period of the prior year.
Financing Activities
Financing activities used net cash of $65.0 million for the nine months ended September 30, 2025 compared to $42.5 million for the nine months ended September 30, 2024. The change in cash used by financing activities was primarily due to the repayment of long-term debt, an increase in common stock repurchases compared to the same period of the prior year and the payment of debt issuance costs offset by the proceeds from issuance of long-term debt during the nine months ended September 30, 2025.
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

	Nine Months Ended September 30,
	2025	2024	Variance
	(In millions)
Cash flows provided by operating activities	$83.3	$77.7	$5.6
Principal receipts from notes and equipment contracts	6.2	10.4	(4.2)
Additions to property and equipment	(21.3)	(10.3)	(11.0)
Adjusted free cash flow	$68.2	$77.8	$(9.6)
Adjusted free cash flow for the nine months ended September 30, 2025 decreased $9.6 million compared to the same period of the prior year primarily due to an increase in additions to property and equipment as the Company invests in its company-owned restaurants and a decrease in principal receipts from notes and equipment contracts, partially offset by higher cash flows from operating activities as discussed in the preceding section of this MD&A.
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
A summary of our critical accounting policies and estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2024. During the nine months ended September 30, 2025, there were no significant changes in our critical accounting policies or in our critical accounting estimates.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Company
Period	Total number of shares (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Approximate dollar value of shares that may yet be purchased under the plans or programs (b)
June 30, 2025 - July 27, 2025	172	$23.61	—	$125,667,000
July 28, 2025 - August 24, 2025	280	21.29	375,792	$117,668,000
August 25, 2025 - September 28, 2025	77	23.63	613,870	$103,164,000
	529	$22.74	989,662
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

Item 3.  Defaults Upon Senior Securities.
None.
Item 4.  Mine Safety Disclosures.
Not Applicable.
Item 5.  Other Information.
Securities Trading Plans of Directors and Executive Officers
During the fiscal quarter ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a Rule 10b5-1 trading plan or a non-Rule 10b5-1 trading arrangement for our securities (as defined in Item 408(c) of Regulation S-K).

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

Dine Brands Global, Inc. (Registrant)

Dated:	5th day of November, 2025	By:	/s/ John W. Peyton
John W. Peyton Chief Executive Officer (Principal Executive Officer)

Dated:	5th day of November, 2025	By:	/s/ Vance Y. Chang
Vance Y. Chang Chief Financial Officer (Principal Financial Officer)

Dated:	5th day of November, 2025	By:	/s/ Allison Hall
Allison Hall Chief Accounting Officer (Principal Accounting Officer)