Form 10-K
period 2025-12-28
Dine Brands Global, Inc.
filed 2026-02-25
CIK 49754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 27, 2025 was $371.7 million.
As of January 23, 2026, the Registrant had 13,046,383 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on Tuesday, May 14, 2026 are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be part of this report.

DINE BRANDS GLOBAL, INC. AND SUBSIDIARIES
Annual Report on Form 10-K
For the Fiscal Year Ended December 28, 2025

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

These statements involve known and unknown risks, uncertainties, and other factors, which may cause actual results to be materially different from those expressed or implied in such statements. These factors include, but are not limited to: general economic conditions, including the impact of inflation on us and our franchisees directly; cost pressures, including rising costs for commodities, labor, health care and utilities; our level of indebtedness; compliance with the terms of our securitized debt; our ability to refinance our current indebtedness or obtain additional financing; our dependence on information technology; potential cyber incidents; the implementation of corporate strategies, including restaurant development plans; our dependence on our franchisees; the concentration of our Applebee’s franchised restaurants in a limited number of franchisees; the financial health of our franchisees, including any insolvency or bankruptcy; credit risks from our IHOP franchisees operating under our previous IHOP business model in which we built and equipped IHOP restaurants and then franchised them to franchisees; insufficient insurance coverage to cover potential risks associated with the ownership and operation of restaurants; our franchisees’ and other licensees’ compliance with our quality standards and trademark usage; general risks associated with the restaurant industry; potential harm to our brands’ reputation; risks of food-borne illness or food tampering; possible future impairment charges; trading volatility and fluctuations in the price of our stock; our ability to achieve the financial guidance we provide to investors; successful implementation of our business strategy; the availability of suitable locations for new restaurants; shortages or interruptions in the supply or delivery of products from third parties or availability of utilities; the management and forecasting of appropriate inventory levels; development and implementation of innovative marketing and use of social media; changing health or dietary preference of consumers; changes in U.S. government regulations and trade policies, including the imposition of tariffs and other trade barriers; risks associated with doing business in international markets; the results of litigation and other legal proceedings; third-party claims with respect to intellectual property assets; the implementation and use of artificial intelligence and related technologies; delivery initiatives and use of third-party delivery vendors; our allocation of human capital and our ability to attract and retain management and other key employees; compliance with federal, state and local governmental regulations; risks associated with our self-insurance; risks of major natural disasters, including earthquake, wildfire, tornado, flood or a man-made disaster, including terrorism, civil unrest or a cyber incident; risks of volatile or adverse weather conditions as a result of climate change; pandemics, epidemics, or other serious incidents; our success with development initiatives outside of our core business; the adequacy of our internal controls over financial reporting and future changes in accounting standards; changes in tax laws; failure to meet investor and stakeholder expectations regarding business responsibility matters; and other factors discussed from time to time in the “Risk Factors” section of this Annual Report on Form 10-K for the fiscal year ended December 28, 2025, and in the Corporation's other filings with the Securities and Exchange Commission, many of which are beyond our control.

Fiscal Year-End

We have a 52/53 week fiscal year ending on the Sunday nearest to December 31 of each year. There were 52 calendar weeks in our 2025, 2024 and 2023 fiscal years that ended December 28, 2025, December 29, 2024, and December 31, 2023, respectively.

PART I

Item 1.    Business
Dine Brands Global, Inc.®, together with its subsidiaries (referred to as the “Company,” “Dine Brands Global,” “we,” “our” and “us”), owns and franchises the International House of Pancakes® (“IHOP”) restaurant concept in the full-service restaurant family dining category, the Applebee’s Neighborhood Grill + Bar® (“Applebee’s”) restaurant concept in the full-service casual dining category, and the Fuzzy’s Taco Shop® (“Fuzzy’s”) restaurant concept in the limited-service fast-casual dining category. References herein to IHOP®, Applebee’s® and Fuzzy’s restaurants are to these three restaurant concepts, whether operated by franchisees, area licensees and their sub-licensees or by the Company. The terms franchise or franchisee used throughout this document are intended to describe third parties that operate under franchise agreements. As of December 28, 2025, the substantial majority of our 3,509 restaurants across all brands were owned and operated by independent franchisees.
During the year ended December 28, 2025, we conducted our business through the following three reportable business segments:
•Franchise - consists of IHOP, Applebee’s, and Fuzzy's franchise operations which generate revenues primarily from royalties and advertising fees from 1,812 IHOP franchised restaurants, 1,520 Applebee’s franchised restaurants, and 105 Fuzzy's franchised restaurants in addition to revenues from the sale of proprietary IHOP and Fuzzy's products to our franchisees;
•Company-owned restaurants - primarily generates revenues from 12 IHOP restaurants, 59 Applebee's restaurants and one Fuzzy's restaurant;
•Rental - rental revenues are primarily from lease or sublease agreements covering 521 IHOP franchised restaurants and one Applebee’s franchised restaurant.
Most of our revenue is derived from domestic sources within our business segments, with approximately 74% of our total revenues for the year ended December 28, 2025 being generated from our two largest operating segments, IHOP and Applebee's. Revenues from Company-owned and Rental segments primarily make up the remaining 26%. Internationally, our restaurants are in 20 countries and two territories of the United States of America (the "United States") as of December 28, 2025. Revenues derived from all international operations were less than 2% of total consolidated revenues for the year ended December 28, 2025. As of December 28, 2025, there were no long-lived assets located outside of the United States. See Note 2 - Basis of Presentation and Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements for further discussion of changes to our segments in fiscal 2025.
Our Goal
Our goal is to accelerate profitable growth and create significant value for stockholders and franchisees.
Our Strategic Priorities
Our approach to restaurant brand building centers on innovation and evolution of our existing brands, such as our expansion into dual-branded IHOP and Applebee's restaurants, as well as exploring investments or acquisitions of new concepts. We actively support our brands with focused teams that are accountable at the brand level to drive strong performance. Together with our franchisees, significant investments have been made and will continue to be made in marketing across traditional and digital channels to drive traffic to our restaurants. We are investing in technology to create more ways for customers to access our brands and in growth platforms such as online ordering, off-premise business and delivery.
We efficiently deploy capital towards investments with the highest return to maximize long-term shareholder value.  Our capital deployment may include distributions of dividends and repurchases of our common stock.
Our History
The first IHOP restaurant opened in 1958 in Toluca Lake, California. Since that time, the Company and its predecessors have engaged in the development, franchising, and from time to time, ownership and operation of IHOP restaurants. The restaurants feature full table service and high quality, moderately priced food and beverage offerings in an attractive and comfortable family atmosphere. Although the restaurants are best known for their award-winning pancakes and putting an unexpected twist on “all things breakfast, any time of the day,” IHOP is committed to accelerating growth through menu innovation, day-part expansion, off-premise initiatives and development. Prior to 2003, new IHOP restaurants were generally developed by us, and we were involved in all aspects of the construction and financing of the restaurants. We typically identified and leased or purchased the restaurant sites for new company-developed IHOP restaurants, built and equipped the restaurants and then franchised them to franchisees. In addition, we typically financed as much as 80% of the franchise fee for periods ranging from five to eight years and leased the restaurant and equipment to the franchisee over a 25-year period. We refer to this as our "Previous IHOP Business Model," which accounted for most of the activity in our Rental business segment.

For most IHOP restaurants opened after 2003, the franchisee is primarily responsible for the development and financing of the restaurant. The franchisee uses its own capital and financial resources along with third-party financial sources obtained by the franchisee to purchase or lease a restaurant site, build and equip the business and fund its working capital needs. We refer to this as our "Current IHOP Business Model."
As of December 28, 2025, 261 franchise groups (228 domestic and 33 international) operated 1,812 IHOP franchised and area license restaurants and we owned 12 IHOP restaurants, of which 10 were acquired from franchisees in March 2025 and two were company developed. As of December 28, 2025, 228 franchisees owned a total of 1,672 domestic IHOP restaurants, including 85 franchisees that each owned one restaurant. The largest single IHOP franchisee owned 263 domestic restaurants. As of December 28, 2025, 33 franchisees owned a total of 140 international IHOP franchise restaurants. The number of international restaurants held by a single franchisee ranged from one to 20 restaurants. Our five largest IHOP franchisees owned 32% of the total 1,812 IHOP franchised restaurants.
The first restaurant in what became the Applebee’s chain opened in 1980 in Decatur, Georgia. Applebee's International, Inc., (“AII”) became a public company in 1989, which then had 100 restaurants. In November 2007, we completed the acquisition of AII, which comprised 1,455 franchised restaurants and 510 company-owned restaurants. We subsequently refranchised all Applebee's company-owned restaurants and were 100% franchised. As one of the world’s largest casual dining brands, Applebee’s Neighborhood Grill + Bar offers guests a dining experience that combines simple American fare with classic drinks and local draft beers.
As of December 28, 2025, 62 franchise groups (32 domestic and 30 international) operated 1,520 Applebee’s franchised restaurants and we owned 59 Applebee's restaurants acquired from franchisees, of which 47 were acquired in November 2024 and 12 were acquired in May 2025. As of December 28, 2025, 32 Applebee’s franchisees owned a total of 1,413 domestic Applebee's restaurants. The number of domestic restaurants held by a single franchisee ranged from one to 459 restaurants. Internationally, 30 franchisees owned a total of 107 international Applebee's restaurants. Our five largest Applebee’s franchisees owned 57% of the total 1,520 Applebee's franchised restaurants.
In February 2025, one of the first domestic dual-branded IHOP and Applebee's restaurants opened in Seguin, Texas. As of December 28, 2025, there are 28 domestic dual-branded restaurant openings.
The first Fuzzy’s Taco Shop opened in 2003 in Fort Worth, Texas and the first franchised location opened in 2009. Since that time, Fuzzy’s has engaged in the development, franchising, and operation of Fuzzy’s Taco Shops. In December 2022, we completed the acquisition of Fuzzy’s, which consisted of 135 franchised restaurants and three company-owned restaurants.
Fuzzy's operates restaurants in the fast-casual plus dining category of the restaurant industry under the name, Fuzzy’s Taco Shop. Fuzzy's restaurants' menu items feature regionally-inspired Mexican food and innovative tacos. Fuzzy’s also serves signature chips and queso, prepares guacamole and salsa made-from-scratch daily, and offers a full bar featuring signature margaritas, famous cocktails, and a selection of cold draft beer.
As of December 28, 2025, 37 franchise groups operated 105 restaurants in 14 states within the United States and we had one company-owned restaurant in Texas. The largest single Fuzzy's franchisee owned 12 domestic restaurants. Our five largest Fuzzy's franchisees owned 41% of the total 105 Fuzzy's franchise restaurants.
Franchising
Franchise Agreements and Fees
Our standard domestic IHOP franchise agreement typically provides for an initial franchise fee of $40,000 - $50,000 per restaurant and an initial term of 20 years. Under these arrangements, we generally receive franchise royalty fees of 4.5% of gross sales and national advertising fees of 3.5% of gross sales. The principal commercial terms of the franchise arrangements under the Previous IHOP Business Model and the Current IHOP Business Model, including the franchise royalties and national advertising fees, are substantially the same except with respect to the terms relating to the franchise fee, lease or sublease rents for the restaurant property and building.
In addition, we entered into a long-term area license agreement for IHOP restaurants covering the state of Florida and certain counties in the state of Georgia, and three long-term area license agreements for the province of British Columbia, Canada, Pakistan, and certain countries or islands in the Caribbean, including Aruba, Bonaire and Curacao, Bahamas, Barbados, Guyana, Jamaica, St. Lucia, St. Maarten and Trinidad & Tobago. The area license agreements provide the licensees with the right to develop and franchise new IHOP restaurants in their respective territories and provide for royalties ranging from 1.0% to 5.5% of gross sales, and national advertising fees ranging from 0.25% to 2.0% of gross sales.
As of December 28, 2025, we had signed commitments from IHOP franchisees to build 245 IHOP restaurants over the next seven years. These commitments include eight restaurants under single restaurant or non-traditional development agreements, 81 restaurants under domestic multi-restaurant development agreements and 156 restaurants under international development agreements.

Our standard domestic Applebee’s franchise agreement typically provides for an initial franchise fee of $35,000 per restaurant and an initial term of up to 20 years. Under these arrangements, we generally receive franchise royalty fees of 4% of gross sales and national advertising fees of 4.25% of gross sales.
As of December 28, 2025, we had signed commitments from Applebee's franchisees to build approximately seven domestic restaurants and approximately 59 international restaurants over the next five years.
Our standard domestic Fuzzy’s franchise agreement typically provides for an initial franchise fee of $40,000 per restaurant and an initial term of 10 years. Under these arrangements, we generally receive franchise royalty fees of 5% of gross sales and 2% of gross sales are contributed to the Fuzzy’s Development Fund.
As of December 28, 2025, we had signed commitments from Fuzzy's franchisees to build 79 Fuzzy's Taco Shop restaurants over the next seven years.
Development of IHOP and Applebee's restaurants outside of the United States has historically been conducted through a separate development and franchise agreements. More recently, certain franchisees have entered into a multi-unit franchise agreement that governs the rights and obligations to develop a territory, in addition to terms of operating each restaurant opened in the territory. The term of a franchisee’s exclusive right to develop a territory expires when the agreement’s development schedule is completed. The term to operate the restaurant is typically 20 years, subject to applicable renewals.
Our agreements with a limited number of domestic IHOP and Applebee’s franchisees under older agreements may vary from the currently offered arrangements.
In limited instances, we have agreed to accept reduced royalties and/or lease payments from franchisees or have provided other accommodations to franchisees for specified periods of time to assist them in either establishing or reinvigorating their business. From time to time, we may also offer reduced or eliminated initial franchise fees, franchisee incentives, equipment leasing options, and periods of reduced royalties as incentive to develop new restaurants.
Advertising Fees
Advertising fees collected from our franchisees are contributed to the IHOP National Advertising Fund (IHOP NAF) or the Applebee’s National Advertising Fund (Applebee’s NAF). Contributions to the IHOP NAF or Applebee’s NAF are used to purchase various media, including television, radio, print, point of sale, mobile app, outdoor banners, billboards, online, digital, social media and other emerging media on a national, regional or local level, though most advertising is national.
Domestic and International Franchise Sites
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
Franchisee Relationships
We value our franchisees and strive to maintain a positive working relationship with them. IHOP, Applebee's and Fuzzy’s franchisees participate in Company-sponsored advisory groups. These groups provide a forum for franchisees to share demonstrated best practices, offer counsel and review successful strategies, while working side-by-side with management of the IHOP, Applebee's and Fuzzy’s brands. The IHOP sponsored Franchise Leadership Council is an elected and appointed body of up to 14 IHOP franchisees. The Applebee’s Franchise Business Council is a sponsored group, which consists of eight elected franchisee representatives and three Applebee's representatives. Fuzzy’s sponsors an elected body of eight Fuzzy’s franchisees plus a Fuzzy’s representative for its Franchise Advisory Council.
Company-Owned Restaurants
From time to time, we may acquire a number of restaurants from franchisees for a variety of reasons. We assess and monitor opportunities to refranchise company-owned restaurants under favorable circumstances and, historically, have been able to refranchise these restaurants to new franchisees. When these restaurants require investments in remodeling and rehabilitation before they can be refranchised, we typically operate the acquired restaurants to bring them back to Company standards before they are refranchised. As a result, an acquired restaurant may incur operating losses for some period of time.
Supply Chain
In February 2009, Centralized Supply Chain Services, LLC (“CSCS” or the “Co-op”), an independent cooperative entity, was formed by us and franchisees of IHOP and Applebee's domestic restaurants. CSCS has been appointed as the sole authorized purchasing organization and purchasing agent for goods, equipment and distribution services for IHOP and Applebee's restaurants in the United States.
CSCS combines the purchasing volume for goods, equipment and distribution services across the IHOP and Applebee's concepts. Its mission is to provide for its members the benefit of available goods, higher quality goods and equipment, and distribution services at the lowest possible sustainable prices. We do not control CSCS, but do have contractual rights associated with supplier certification, quality assurance and protection of our intellectual property. The operations of CSCS are funded by a separately stated administrative fee added to one or more products purchased by restaurant operators.
Industry Overview and Competition
The restaurant and related food-service industries are highly competitive and are affected by, among other things, economic conditions, price levels, ongoing changes in eating habits and food preferences, population trends and traffic patterns. The principal bases of competition in the industry are the type, quality and price of the food products served. Restaurant location, quality and speed of service, advertising, name identification and attractiveness of facilities are important. Additionally, changes in the price of groceries may influence the attractiveness of dining at home versus dining out.
IHOP, Applebee's and Fuzzy's are among the numerous restaurant chains and independent restaurants competing in the restaurant industry in the United States. The restaurant industry is generally classified into categories and segments based on various factors including price point ranges, the types of food and beverages offered, and the types of service available to customers.
IHOP competes in the family dining category against national restaurant chains such as Denny's, Cracker Barrel Old Country Store, Waffle House and Bob Evans Restaurants. IHOP also faces competition from fast-casual and quick service restaurant chains that serve breakfast.
Applebee's competes in the casual dining category against national restaurant chains such as Buffalo Wild Wings, Olive Garden, Chili's Grill & Bar, Texas Roadhouse and Outback Steakhouse, among others, as well as fast-casual and quick service restaurant chains.
Fuzzy's competes in the fast-casual dining category against multi-state restaurant chains such as Velvet Taco, Torchy's Tacos, and Rusty Taco, among others, as well as casual and quick service restaurant chains.
In addition, there are many independent restaurants across the country in the above discussed categories that are considered competition to our brands.
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
Protection of financial and personal information is a high priority for us, led by our Cybersecurity Department and a committee representing key functional areas. We continue to focus on enhancing our cybersecurity capabilities, educating our team members on cybersecurity importance, and managing our cyber risks. In addition, we participate in annual audits of our financial and human resources systems to verify that measures are in place to protect our employees' personal information. We accept credit cards, third party gift cards, and branded gift cards as payment in our restaurants. We submit our systems to regular audit and review, as required by the Payment Card Industry Data Security Standard (“PCI DSS”), including periodic scanning of our networks to check for vulnerability. To further secure customers' payment data, we worked with our franchisees to deploy and implement encryption and tokenization technologies, ensuring credit card data is not stored in our franchisees' and our restaurants' systems. This includes installation of equipment to improve authentication and to prevent fraud using EMV (Europay, Mastercard, Visa) technology. We and our franchisees are required and responsible for maintaining compliance with PCI DSS, and we regularly communicate and encourage our franchisees to maintain compliance and to manage risk. For further information regarding Information Technology, see Item 1A - Risk Factors, and for information regarding Cybersecurity, see Item 1C - Cybersecurity.
Seasonality
We may experience a slight increase in system-wide sales in the first quarter of our fiscal year due to redemptions of gift cards sold during the preceding December holiday season but we do not consider our operations to be seasonal to a material degree.
Government Regulation
We are subject to regulation by the Federal Trade Commission (“FTC”) and a number of foreign and state laws that regulate the offer and sale of franchises. We are also subject to a number of foreign and state laws that regulate substantive aspects of the franchisor-franchisee relationship. The FTC's Trade Regulation Rule on Franchising, as amended (the “FTC Rule”), requires us to furnish to prospective domestic franchisees a Franchise Disclosure Document containing information prescribed by the FTC Rule unless an exemption applies.
State laws that regulate the offer and sale of franchises and the franchisor-franchisee relationship presently exist in a number of states and some of these laws require registration of the franchise offering with state authorities. Those states that regulate the franchise relationship generally require that the franchisor deal with its franchisees in good faith, prohibit interference with the right of free association among franchisees, limit the imposition of unreasonable standards of performance on a franchisee and regulate discrimination against franchisees with respect to charges, royalty fees or other fees. Although such laws may restrict a franchisor in the termination and/or non-renewal of a franchise agreement. These provisions have not historically had a significant effect on our business.
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
Various federal and state labor laws govern our relationship with employees and our franchisees' relationship with their own employees. These include such matters as minimum wage requirements, overtime, tip credits and other working requirements and conditions. Significant additional government-imposed increases in compensation and benefits could be detrimental to the economic viability of company-owned restaurants and our franchisees' restaurants.
We are subject to a number of privacy and data protection laws and regulations globally, including, without limitation, the EU General Data Protection Regulation, Section 5 of the FTC Act, California Consumer Privacy Act, as amended by the California Privacy Rights Act ("CCPA") and similar state laws. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been increased attention in privacy and data protection issues. This has the potential to directly impact our business, especially due to new laws and regulations in the United States and internationally that require notifying individuals and government authorities about security breaches involving certain types of personal information, or expanding data privacy rights for individuals that may increase our legal risks and compliance requirements.
We are also subject to laws and regulations, which may vary from jurisdiction to jurisdiction, relating to nutritional content and menu labeling. In recent years, there has been an increased legislative, regulatory and consumer focus at the federal, state and municipal levels on the food industry including nutrition and advertising practices. Restaurants operating in the quick-service and fast-casual segments have been a particular focus. Initiatives in the area of nutrition disclosure or advertising, such as requirements to provide information about the nutritional content of our food, may result in increased costs of compliance with the requirements for us and our franchisees and may also change customer buying habits in a way that adversely impacts our sales. For further information regarding governmental regulation, see Item 1A - Risk Factors.
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
Human Capital
We view our team members as one of the three core strategic pillars of our business, which are "People, Brand, and Growth." We believe that hiring, developing and retaining qualified team members is critical to our operations. We take a comprehensive approach to leadership, team members, franchisees and the community.
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
Approximately 92% of our company-owned restaurant employees are paid on an hourly basis, while certain restaurant and operations management and corporate positions are salaried. At our company-owned restaurants, we employ both full-time and part-time restaurant employees in order to provide the flexibility necessary during peak periods of restaurant operations and meet the individual needs of our employees. Our employees are not presently represented by any collective bargaining agreements and we have not experienced any significant work stoppages. We believe our relations with employees are good. Our franchisees, as independent business owners, are not our employees and their employees also are not our employees. Therefore, franchisees and their employees are not included in our employee count.
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
Available Information
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those reports filed with or furnished to the United States Securities and Exchange Commission (the “SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through our website as soon as reasonably practicable after electronically filing such materials with the SEC. The SEC maintains an Internet site that contains periodic reports, proxy and information statements and other information regarding our filings at www.sec.gov. The above references to our website and the SEC’s website do not constitute incorporation by reference of the information contained on those websites and should not be considered part of this document.

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
Risks Relating to Our Business and Financial Condition
Our business is affected by general economic conditions that are largely out of our control. Our business is dependent to a significant extent on national, regional and local economic conditions, and, to a lesser extent, on global economic conditions, particularly those conditions affecting the demographics of the guests that frequently patronize restaurants. If our customers' disposable income available for discretionary spending is reduced (because of circumstances such as job losses, credit constraints, higher housing costs, inflation, changes to tax regulations, energy costs, interest rates or other costs) or if the perceived wealth of customers decreases (because of circumstances such as inflation, lower residential real estate values, increased foreclosure rates, changes to tax regulations, the imposition of tariffs or other trade barriers, or other economic disruptions), our business could experience a decline in sales and/or customer traffic as potential customers choose lower-cost alternatives (such as quick-service restaurants) or other alternatives to dining out. The inflationary period experienced over recent years, and potential future inflationary periods, could negatively impact consumers’ discretionary income and reduce the amount of income previously used for dining outside the home. Additionally, negative trends in the availability of credit and in expenses such as interest rates and the cost of construction materials could affect our and our franchisees' ability to maintain and remodel existing restaurants. Any decreases in customer traffic or average customer check due to these or other reasons could reduce gross sales at our and our franchised restaurants, resulting in lower revenues, royalty payments and other payments from franchisees. This could negatively impact the financial performance of our company-owned restaurants and reduce the profitability of franchised restaurants, potentially impacting the ability of franchisees to make royalty payments owed to us when due and negatively impacting franchisees’ ability to develop new restaurants as may be required in their respective development agreements.
Our and our franchisees' failure to address cost pressures, including rising costs for commodities, labor, health care and utilities could adversely affect our franchisees and our revenues and results of operations. The success of our franchisees (and our success with company-owned restaurants) depend significantly on the ability to anticipate and react to changes in the price and availability of food (such as the cost and supply of eggs, which may be impacted by avian flu), ingredients, labor, health care, utilities, fuel and other related costs. Our franchisees have experienced and continue to experience inflationary conditions with respect to most or all of these costs during fiscal 2025.
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
Our level of indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under our debt. As of December 28, 2025, certain of our indirect, wholly-owned subsidiaries had approximately $1.2 billion of long-term debt. In addition, we had approximately $0.4 billion in operating lease, finance lease and other financing obligations as of December 28, 2025. We may incur substantial additional indebtedness in the future. If new debt is added to our current debt levels, the related risks that we now face could increase. Our level of indebtedness and the financial and other restrictive covenants in our indebtedness could have important consequences to our financial health. For example, it could:
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
•prevent us from taking actions that we believe would be in the best interest of our business and make it difficult for us to successfully execute our business strategy; and
•result in an event of default if we fail to satisfy our obligations under our debt or fail to comply with the financial and other restrictive covenants contained in our debt documents, such event of default could result in all of our debt becoming immediately due and payable and could permit certain of our lenders to foreclose on our assets securing such debt.
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
Under the terms of the Series 2023-1 Class A-2 Notes and the Series 2025-1 Class A-2 Notes, if we maintain a leverage ratio of less than or equal to 5.25x total debt to adjusted EBITDA, we may elect to not make the scheduled principal payments. From time to time, our leverage ratio has exceeded the 5.25x total debt to adjusted EBITDA ratio and we have made the required scheduled principal payments. If we are unable to refinance or repay amounts under the securitized debt prior to the expiration of the applicable five- or six-year term, our cash flow would be directed to the repayment of the securitized debt and, other than a weekly management fee sufficient to cover minimal selling, general and administrative expenses, would not be available for operating our business.
In the event that a rapid amortization event occurs under the indenture (including, without limitation, upon an event of default under the indenture or the failure to repay the securitized debt at the end of the applicable five- or six-year term), the funds available to us would be reduced or eliminated, which would in turn reduce our ability to operate or grow our business.
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
Our use of personal information, as well as our use of innovative technologies, is regulated by international, federal and state laws, as well as by certain third-party agreements. If our security and information systems are compromised or if our employees or franchisees fail to comply with these laws and regulations, and this information is obtained by unauthorized persons or used or disclosed inappropriately, or we leverage technologies in ways that are challenged by new or evolving legal standards, it could adversely affect our reputation and could disrupt our operations and result in costly litigation, judgments, or penalties resulting from violation of international, federal and state laws and payment card industry regulations. As privacy and information security laws and regulations change, we may incur additional costs to ensure that we remain in compliance with those laws and regulations. For example, we are subject to the CCPA and other state privacy laws which require various disclosures, processes and protections to be implemented, and provide for a variety of consumer data privacy rights that require compliance investment and may limit our ability to use certain data or technologies. For further information regarding cybersecurity, see Item 1C - Cybersecurity.
In connection with the implementation of our corporate strategies, we may face risks associated with the acquisition of businesses and franchised restaurants, the integration of acquired businesses, and the growth and development of these businesses. In pursuing our corporate strategy, from time to time we may acquire other businesses or brands, as we did in December 2022 when we acquired Fuzzy’s. We may also acquire restaurants from our franchisees. There can be no assurance that we will realize the anticipated synergies or cost savings related to acquisitions or that they will be achieved in our estimated timeframe. In addition, continued integration efforts may result in material challenges. We may not be able to successfully integrate and streamline overlapping functions from past or future acquisitions, and integration may be more costly to accomplish than we expect. Furthermore, growth and development plans with respect to acquired businesses may not be achievable or may not be achieved in our estimated time frame. We could also encounter difficulties in managing our combined company due to its increased size and scope. Additionally, our efforts to reduce cost depend, in part, upon our ability to successfully refranchise acquired restaurants, which in turn, depend on our ability to select qualified and capable franchisees.
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
Development initiatives outside our core business could negatively impact our brands. Our business expansion into dual-branded restaurants, non-traditional restaurant formats, including restaurants with a smaller footprint, and restaurants located in non-traditional locations could create new risks to our brands and reputation.

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
Declines in our financial performance have resulted in and could result in future impairment charges. United States generally accepted accounting principles (“U.S. GAAP”) require annual (or more frequently if events or changes in circumstances warrant) impairment tests of goodwill, intangible assets and other long-lived assets. Generally speaking, if the carrying value of the asset is in excess of the estimated fair value of the asset, the carrying value will be adjusted to fair value through an impairment charge. Fair values of goodwill and intangible assets are primarily estimated using discounted cash flows based on ten-year forecasts of financial results that incorporate assumptions including, among other things, restaurant sales trends, future development plans, restaurant closures, cost of revenues, operating expenses, and an appropriate discount rate. Fair values of long-lived tangible assets are primarily estimated using discounted cash flows over the estimated useful lives of the assets. Significant underachievement of forecasted results or changes in the discount rate assumption could reduce the estimated fair value of these assets below the carrying value, requiring non-cash impairment charges to reduce the carrying value of the asset. In 2025 and 2024, we recognized several significant impairment charges and could incur similar charges in the future. As of December 28, 2025, our total stockholders' deficit was $273.9 million. Any significant impairment write-down of goodwill, intangible assets or long-lived assets in the future could increase the stockholders' deficit. Repurchases of our common stock will also increase the stockholders' deficit. While such a deficit balance does not create an event of default in any of our contractual agreements, the negative perception of such a deficit could have an adverse effect on our stock price and could impair our ability to obtain new financing, or refinance existing indebtedness on commercially reasonable terms or at all.
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
Risks Related to Our Franchise Business Model
Restaurant development plans under development agreements may not be implemented effectively and developed restaurants may not achieve desired results. We rely on franchisees to develop IHOP, Applebee's and Fuzzy's restaurants. From time to time, our franchisees have failed to fulfill their commitments to build new restaurants in the numbers and within the timeframes required by their development agreements, and we expect that this will continue to varying degrees in the future. Restaurant development and the success of restaurants opened by our franchisees involve substantial risks, including the following:
•the demand for IHOP, Applebee’s and Fuzzy's restaurants and the selection of appropriate franchisee candidates;
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

Concentration of Applebee's franchised restaurants in a limited number of franchisees subjects us to greater risk. As of December 28, 2025, Applebee's franchisees operated 1,413 Applebee's restaurants in the United States. Of those restaurants, the ten largest Applebee's franchisees owned 1,153 restaurants, representing 82% of all franchised Applebee's restaurants in the United States. The largest Applebee's franchisee owned 459 restaurants, representing 32% of all franchised Applebee's restaurants in the United States. The concentration of franchised restaurants in a limited number of franchisees subjects us to a potentially higher level of risk with respect to such franchisees because their obligations to us, including financial obligations, are greater as compared to those franchisees with fewer restaurants. The risk associated with these franchisees is also greater where franchisees are the sole or dominant franchisee for a particular region of the United States, as is the case for most domestic Applebee's franchised territories. In particular, if any of these franchisees experience financial or other difficulties, the franchisee may default on its obligations under multiple franchise agreements, notes receivable or other agreements, including payments to us and the maintenance and improvement of its restaurants. From time to time, we may work with our franchisees who are experiencing financial difficulties to assess and address their financial health and their ability to satisfy their financial obligations to us. In certain of these situations, we may agree to alternative arrangements with franchisees for the payment of amounts due to us under our franchise and other agreements. We cannot assure you that these arrangements will be successful, nor can we assure you that they will result in us receiving all or any of the amounts due to us under our franchise agreements, notes receivable and other agreements. Any franchisee that owns and operates a significant number of Applebee's restaurants and fails to comply with other obligations under the franchise agreement, such as those relating to the quality and preparation of food and maintenance of restaurants, could cause significant harm to the Applebee's brand and subject us to claims by consumers even if we are not legally liable for the franchisee's actions or failure to act. Development rights for Applebee's restaurants are also concentrated among a limited number of existing franchisees. If any of these existing franchisees experience financial difficulties, future development of Applebee's restaurants may be materially adversely affected.
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
We are subject to credit risk from our IHOP franchisees operating under our Previous IHOP Business Model, and a default by these franchisees may negatively affect our cash flows. Prior to 2003, new IHOP restaurants were generally developed by us, and we were involved in all aspects of the construction and financing of the restaurants. We typically identified and leased or purchased the restaurant sites for new company-developed IHOP restaurants, built and equipped the restaurants and then franchised them to franchisees. In addition, we typically financed as much as 80% of the franchise fee for periods ranging from five to eight years and leased the restaurant and equipment to the franchisee over a 25-year period. Therefore, in addition to franchise fees and royalties, the revenues received from an IHOP franchisee operating under the Previous IHOP Business Model may include, among other things, lease or sublease rents for the restaurant property building, rent under an equipment lease and interest income from the financing arrangements for the unpaid portion of the franchise fee under the franchise notes. If any of these IHOP franchisees were to default on their payment obligations to us, we may be unable to collect the amounts owed under the building property lease/sublease agreement and our notes and equipment contract receivables, as well as outstanding franchise royalties. The additional amounts owed to us by each of these IHOP franchisees subject us to greater credit risk and defaults by IHOP franchisees operating under our Previous IHOP Business Model and may negatively affect our cash flows. Of the 1,672 IHOP domestic franchise and area license restaurants as of December 28, 2025, approximately 521 restaurants have property lease/sublease agreements and/or notes and equipment contract obligations outstanding.
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
Factors outside our control may harm our brands' reputations. The success of our business is largely dependent upon brand recognition and the strength of our franchise systems. Our and our franchisees’ continued success is directly dependent upon maintaining a favorable public view of the IHOP, Applebee's and Fuzzy's brands. Negative publicity (e.g., crime, scandal, litigation, on-site accidents and injuries or other harm to customers, social issues and food-borne illness) at a single IHOP, Applebee's or Fuzzy's location can have a substantial negative impact on all restaurants within their respective system. Multi-unit food service businesses such as ours can be materially and adversely affected by widespread negative publicity of any type, including through social media, but particularly regarding food quality, food-borne illness, food tampering or preparation, obesity, discrimination or bias, injury or other health concerns with respect to certain foods and actions of our or our franchisees’ managers or employees, regardless of whether such claims are accurate or valid.
The risk of food-borne illness or food tampering cannot be completely eliminated. Any outbreak of food-borne illness or other food-related incidents attributed to IHOP, Applebee's or Fuzzy's restaurants or within the food service industry or any widespread negative publicity regarding the IHOP, Applebee's or Fuzzy's brands or the restaurant industry in general could harm our reputation. Even where such food-related incidents occur solely at restaurants of our competitors or within the industry, our business could be adversely affected by negative publicity about the restaurant industry generally. Our company-owned restaurants and our franchisees may produce or receive through the supply chain sub-standard or non-compliant food or beverage products. In addition, our franchisees’ failure to comply with food quality and preparation requirements may subject us to potential losses, even when we are not legally liable for a franchisee's actions or failure to act. Although we maintain liability insurance, and each franchisee is required to maintain liability insurance pursuant to its franchise agreements, a liability claim could injure the reputation of all IHOP, Applebee's or Fuzzy's restaurants, whether or not it is ultimately successful.
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
We may experience shortages or interruptions in the supply or delivery of food and other products from third parties or in the availability of utilities. Our and our franchised restaurants are dependent on frequent deliveries of fresh produce, food, beverages and other products. Shortages or interruptions in food and beverage supplies may result from a variety of causes, including shortages due to climate change, adverse weather, labor unrest, labor shortages, political unrest, terrorism, pandemics, epidemics, outbreaks of food-borne illness, disruption of operation of production facilities, financial difficulties (including bankruptcy) of our distributors or suppliers or other unforeseen circumstances. For example, the current outbreak of avian flu may impact the cost and availability of obtaining eggs. Such shortages could adversely affect our and our franchisees’ ability to operate our restaurants and, in turn, affect our and our franchisees’ revenue and profits. Additionally, the inability to secure adequate and reliable supplies or distribution of food and beverage products could limit our ability to make changes to our core menus or offer promotional "limited time only" menu items, which may limit our ability to implement our business strategies. Our and our franchisees’ restaurants bear risks associated with the timeliness of deliveries by suppliers and distributors as well as the solvency, reputation, labor relationships, freight rates, prices of raw materials and health and safety standards of each supplier and distributor. Other significant risks associated with our suppliers and distributors include improper handling of food and beverage products and/or the adulteration or contamination of such food and beverage products. Disruptions in our relationships with suppliers and distributors may reduce the payments we receive from our franchisees or our pancake and waffle dry mix distributors or the profits generated by our company-owned restaurants. In addition, interruptions to the availability of gas, electric, water or other utilities may adversely affect the operations of our and our franchised restaurants.
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
Changing health or dietary preferences may cause consumers to avoid IHOP, Applebee's and Fuzzy's restaurants in favor of alternative options. The food service industry as a whole rests on consumer preferences and demographic trends at the local, regional, national and international levels. Franchise development and system-wide sales depend on the sustained demand for our products, which may be affected by factors we do not control. New information regarding diet, nutrition and health and efforts by advocacy groups to influence consumer eating habits may negatively affect the demand for our food. Various additional factors such as: (i) the Food and Drug Administration’s menu labeling rules; (ii) nutritional guidelines issued by the United States Department of Agriculture and issuance of similar guidelines or statistical information by state or local municipalities; (iii) academic studies; or (iv) efforts by environmental, animal health and welfare and sustainability advocacy groups, may impact consumer choice and cause consumers to select foods other than those that are offered by IHOP, Applebee's or Fuzzy's restaurants. We may not be able to adequately adapt IHOP, Applebee's or Fuzzy's restaurants' menu offerings to keep pace with developments in consumer preferences, which may result in reduced royalty revenues from a decline in demand for our food and fewer guests visiting our restaurants.

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

Item 2.    Properties.
The table below shows the location and ownership type of IHOP, Applebee's, and Fuzzy's restaurants as of December 28, 2025:

	Franchise			Company			Total Restaurants
	IHOP(a)	Applebee's	Fuzzy's	IHOP	Applebee's	Fuzzy's
United States
Alabama	17	29	—	—	—	—	46
Alaska	4	1	—	—	—	—	5
Arizona	42	20	1	—	—	—	63
Arkansas	17	4	1	—	2	—	24
California	224	102	1	—	—	—	327
Colorado	37	22	16	—	—	—	75
Connecticut	11	5	—	—	—	—	16
Delaware	8	12	—	—	—	—	20
District of Columbia	2	—	—	—	—	—	2
Florida	142	78	4	—	—	—	224
Georgia	85	24	—	—	32	—	141
Hawaii	6	—	—	—	—	—	6
Idaho	7	12	—	—	—	—	19
Illinois	41	30	—	—	2	—	73
Indiana	26	54	—	—	2	—	82
Iowa	11	25	1	—	—	—	37
Kansas	30	21	5	—	—	—	56
Kentucky	10	19	—	2	7	—	38
Louisiana	24	12	1	—	—	—	37
Maine	6	12	—	—	—	—	18
Maryland	54	17	—	—	—	—	71
Massachusetts	21	24	—	—	—	—	45
Michigan	27	81	—	—	—	—	108
Minnesota	8	45	1	—	—	—	54
Mississippi	11	17	1	—	2	—	31
Missouri	31	39	—	1	3	—	74
Montana	4	7	—	—	—	—	11
Nebraska	7	14	—	—	—	—	21
Nevada	23	11	—	—	—	—	34
New Hampshire	4	13	—	—	—	—	17
New Jersey	49	55	—	—	—	—	104
New Mexico	15	18	—	—	—	—	33
New York	62	91	—	—	—	—	153
North Carolina	52	37	—	—	—	—	89
North Dakota	3	11	—	—	—	—	14
Ohio	26	75	1	9	—	—	111
Oklahoma	35	6	10	—	4	—	55
Oregon	17	16	—	—	—	—	33
Pennsylvania	28	74	—	—	—	—	102
Rhode Island	5	6	—	—	—	—	11
South Carolina	26	26	—	—	—	—	52
South Dakota	2	5	—	—	—	—	7
Tennessee	33	22	—	—	5	—	60
Texas	221	89	61	—	—	1	372
Utah	20	9	—	—	—	—	29
Vermont	—	3	—	—	—	—	3
Virginia	67	45	—	—	—	—	112
Washington	37	40	—	—	—	—	77
West Virginia	10	14	—	—	—	—	24
Wisconsin	24	19	—	—	—	—	43
Wyoming	—	2	1	—	—	—	3
Total Domestic	1,672	1,413	105	12	59	1	3,262

	Franchise			Company			Total Restaurants
	IHOP(a)	Applebee's	Fuzzy's	IHOP	Applebee's	Fuzzy's	Total Restaurants
International
Bahamas	1	1	—	—	—	—	2
Bahrain	1	1	—	—	—	—	2
Brazil	—	10	—	—	—	—	10
Canada	31	9	—	—	—	—	40
Costa Rica	1	1	—	—	—	—	2
Dominican Republic	—	3	—	—	—	—	3
Ecuador	8	—	—	—	—	—	8
Egypt	2	1	—	—	—	—	3
Guam	1	1	—	—	—	—	2
Guatemala	—	4	—	—	—	—	4
Honduras	1	1	—	—	—	—	2
India	1	—	—	—	—	—	1
Kuwait	7	7	—	—	—	—	14
Mexico	55	30	—	—	—	—	85
Oman	1	1	—	—	—	—	2
Pakistan	3	—	—	—	—	—	3
Panama	3	4	—	—	—	—	7
Peru	2	2	—	—	—	—	4
Puerto Rico	8	7	—	—	—	—	15
Qatar	4	7	—	—	—	—	11
Saudi Arabia	7	14	—	—	—	—	21
United Arab Emirates	3	3	—	—	—	—	6
Total International	140	107	—	—	—	—	247
Total	1,812	1,520	105	12	59	1	3,509
_________________________________
(a) There are 142 IHOP restaurants operated by area licenses in the U.S. state of Florida, three in the U.S. state of Georgia and nine in Canada. Of those, there are two IHOP restaurants in Florida and five IHOP restaurants in Canada that have been sub-licensed by the area licensee.
Of the 1,658 IHOP restaurants operated by franchisees, 48 were located on sites owned by us, 473 were located on sites leased by us from third parties and 1,137 were located on sites owned or leased by franchisees. All of the IHOP restaurants operated by area licensees, 1,519 of the franchisee-operated Applebee's restaurants and all the franchisee-operated Fuzzy's restaurants were located on sites owned or leased by the area licensees or the franchisees. We owned one site on which a franchisee-operated Applebee's restaurant was located and no franchisee-operated Applebee's restaurant was located on a site leased by us from third parties. The 12 IHOP, 59 Applebee's and one Fuzzy's company-owned restaurants as of December 28, 2025 were located on sites leased by us from third parties.
Leases of IHOP restaurants generally provide for an initial term of 20 to 25 years, with most having one or more five-year renewal options. Leases of Applebee's restaurants generally have an initial term of 10 to 20 years, with renewal terms of five to 20 years. In addition, a substantial number of the leases for both IHOP and Applebee's restaurants include provisions calling for the periodic escalation of rents during the initial term and/or during renewal terms. The leases typically provide for payment of rents in an amount equal to the greater of a fixed amount or a specified percentage of gross sales. They also generally require payment of taxes, insurance premiums, maintenance expenses and certain other costs. Historically, it has been our practice to seek to extend, through negotiation leases that expire and do not contain renewal options. However, from time to time, we may choose not to renew a lease or are unsuccessful in negotiating satisfactory renewal terms. When this occurs, the restaurant is closed and possession of the premises is returned to the landlord.
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
Holders
As of February 13, 2026, there were 188 registered holders of our common stock. This number does not include beneficial owners whose shares are held in street name by brokers and other nominees.
Dividends on Common Stock
Refer to Note 11 - Stockholders' Deficit, of the Notes to the Consolidated Financial Statements for information on dividends declared and paid in the fiscal years 2025, 2024 and 2023.
Issuer Purchases of Equity Securities

Purchases of Equity Securities by the Company
Month Period	Total number of shares(a)	Average price paid per share	Total number of shares purchased as part of publicly announced plan or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
September 29, 2025 – October 26, 2025	37	$23.90	—	$103,164,000
October 27, 2025 – November 23, 2025	3,956	$26.08	601,278	$87,485,000
November 24, 2025 – December 28, 2025	435	$31.70	451,918	$73,163,000
Total	4,428	$28.48	1,053,196
_________________________________
(a)  These amounts represent shares owned and tendered by employees to satisfy tax withholding obligations arising upon the vesting of restricted stock awards. These shares surrendered by holders are repurchased by us pursuant to the terms of the plan under which the shares were issued and the applicable individual award agreements and not pursuant to publicly announced repurchase authorizations.

Stock Performance Graph
The graph below shows a comparison of the cumulative total stockholder return on our common stock with the cumulative total return on the Standard & Poor's 500 Composite Index ("S&P 500") and the Standard & Poor's Composite 1500 Restaurants Index (“Restaurants Index”) over the five fiscal years. The graph and table assume $100 was invested at the close of trading on the last day of trading in 2020 in our common stock and in each of the market indices, with reinvestment of all dividends. Stockholder returns over the indicated periods should not be considered indicative of future stock prices or stockholder returns.
Comparison of Five-Year Cumulative Total Stockholder Return
Dine Brands Global, Inc., S&P 500 and the Restaurants Index
(Performance Results through December 28, 2025)

$250.00
$225.00
$200.00
$175.00
$150.00
$125.00
$100.00
$75.00
$50.00
$25.00
$0.00
2020
2021
2022
2023
2024
2025
Dine Brands Global, Inc.
S&P 500
Restaurants Index

	2020	2021	2022	2023	2024	2025
Dine Brands Global, Inc.	$100.00	$131.41	$115.24	$91.83	$60.08	$71.45
Standard & Poor's 500	100.00	128.71	105.40	133.10	166.40	196.16
S&P Composite 1500 Restaurants (1)	100.00	122.05	111.26	128.76	137.23	134.80
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
Item 6.    [Reserved]

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
General
The following provides a discussion of our results of operations for fiscal 2025 as compared to fiscal 2024 and should be read together with the financial statements included in this Annual Report on Form 10-K. For discussion of our results of operations for fiscal 2024 and 2023 results, please refer to “Management's Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 29, 2024. This Item 7 is organized as follows:
•Consolidated Results
•Key Performance Indicators
•Segment Results
•Non-Segment Items
•Liquidity and Capital Resources of the Company
•Critical Accounting Estimates
•Recent Accounting Pronouncements
Consolidated Results

	2025	2024	Change
	(In millions)
Revenues:
Franchise revenues	$665.5	$686.0	$(20.5)
Company-owned restaurant revenues	104.6	9.3	95.3
Rental revenues	109.3	117.1	(7.8)
Total revenues	879.3	812.3	67.0
Cost of revenues:
Franchise expenses	323.2	339.9	(16.7)
Company-owned restaurant expenses	112.6	9.9	102.7
Rental expenses	84.2	87.2	(3.0)
Total cost of revenues	520.0	437.0	83.0
Gross profit	359.3	375.3	(16.0)
General and administrative expenses	203.8	196.7	7.1
Interest expense, net	78.0	72.1	5.8
Closure and impairment charges	40.0	9.2	30.7
Amortization of intangible assets	11.9	10.8	1.1
Loss on extinguishment of debt	0.9	—	0.9
Gain on disposition of assets	(0.5)	(3.1)	2.7
Income before income taxes	$25.2	$89.5	$(64.4)
Total revenues increased $67.0 million in fiscal year 2025 compared to fiscal year 2024, largely driven by $95.3 million increase from the Company-owned restaurant segment from restaurants acquired over the last 14 months. This increase was partially offset by a $20.5 million decrease in franchise revenues due to lower system sales and a $7.8 million decrease in rental revenues. Total cost of revenues increased $83.0 million primarily due to an increase in Company-owned restaurant expenses.
Income before income taxes in fiscal year 2025 decreased compared to fiscal year 2024 largely due to increases in closure and impairment charges, decrease in gross profit, increases in general and administrative expenses, and increase in interest expense. The increase in closure and impairment charges is primarily due to a $29 million non-cash impairment charge recorded in the fourth quarter of 2025 related to the Fuzzy's tradename intangible assets. The increase in general and administrative expenses is primarily due to an increase in compensation-related expenses and an increase in professional service fees. The increase in interest expense is primarily the result of the refinancing of our Fixed Rate Senior Secured Notes Series 2025-1 completed in June 2025. This increase is driven by an increase in the interest rate and an increase to the principal, partially offset by a decrease in the Credit Facility interest.

Key Performance Indicators
In addition to revenue, cost of revenues, and gross profit in evaluating the performance of each of our brands, management also considers the following key performance indicators in evaluating our business:
"System sales” are retail sales at IHOP, Applebee’s and Fuzzy's restaurants operated by franchisees reported to the Company and revenues generated at Company-owned restaurants. Sales at restaurants that are operated by franchisees are not revenues attributable to the Company. An increase in system sales of franchised restaurants will result in a corresponding increase in our royalty revenues, while a decrease will result in a corresponding decrease in our royalty revenues.
“Domestic same-restaurant sales change” reflects the percentage change in sales of domestic restaurants in any given fiscal period that operated during the comparable prior year period and have been open for at least 18 months. Due to new restaurant openings and restaurant closures, the restaurants open throughout both fiscal periods being compared may be different from period to period.
“Same-restaurant sales change” reflects the percentage change in sales of domestic and international restaurants in any given fiscal period that operated during the comparable prior year period and have been open for at least 18 months. Due to new restaurant openings and restaurant closures, the restaurants open throughout both fiscal periods being compared may be different from period to period.
"Domestic average weekly unit sales" represents the average sales generated per restaurant per operating week during the reporting period. This is calculated by dividing total restaurant sales by the number of operating weeks for all restaurants open during the period. For restaurants that were open for only part of the period, adjustments are made to the number of operating weeks to correspond to the period there were restaurant sales.
"Net development" refers to the overall change in the number of restaurants during a period, calculated as total openings less total closures.

	IHOP		Applebee's		Fuzzy's
	2025	2024	2025	2024	2025	2024

System Sales (in millions)
Franchise	$3,457.6	$3,526.0	$4,124.8	$4,242.1	$161.7	$184.0
Company	13.9	—	89.8	8.2	0.9	1.1
Total	$3,471.5	$3,526.0	$4,214.6	$4,250.3	$162.6	$185.1

System:
Domestic same-restaurant sales change	(1.5)%	(2.0)%	1.3%	(4.2)%	(7.0)%	(9.3)%
Same-restaurant sales change(a)	(1.7)%	(2.0)%	1.1%	(4.2)%	n/a	n/a
Franchise(b):
Domestic same-restaurant sales change	(1.5)%	(1.9)%	1.4%	(4.1)%	(7.0)%	(9.2)%
Same-restaurant sales change(a)	(1.7)%	(2.0)%	1.2%	(4.1)%	n/a	n/a
Domestic average weekly unit sales (in thousands)	$38.7	$38.7	$54.3	$52.3	$28.5	$29.1
Company:
Domestic average weekly unit sales (in thousands)	$40.8	n/a	$32.7	$27.5	$17.9	$20.8

	IHOP		Applebee's		Fuzzy's
	2025	2024	2025	2024	2025	2024
Development

Franchise(c), (d)
Beginning	1,824	1,814	1,567	1,642	116	131
Opened	56	48	17	26	5	3
Closed	(68)	(38)	(64)	(101)	(16)	(18)
Ending	1,812	1,824	1,520	1,567	105	116
Company(c), (d)
Beginning	—	—	47	—	1	1
Opened	12	—	12	56	—	—
Closed	—	—	—	(9)	—	—
Ending	12	—	59	47	1	1
Total	1,824	1,824	1,579	1,614	106	117

Domestic	(10)	(2)	(29)	(35)	(11)	(15)
International	10	12	(6)	7	n/a	n/a
Net Development	—	10	(35)	(28)	(11)	(15)
_________________________________
(a)Applebee's System same-restaurant sales change and Franchise same-restaurant sales change for fiscal year 2023 was 0.7% and 0.7%, respectively.
(b)The franchise sales percentage change for 2025 was impacted by the acquisition of 47 Applebee's restaurants in November 2024, 10 IHOP restaurants in March 2025, and 12 Applebee's restaurants in May 2025 now reported as company-owned.
(c)Included in the IHOP franchise restaurants closed and IHOP company-owned restaurants opened are 10 restaurants acquired by the Company in March 2025. Included in the Applebee's franchise restaurants closed and Applebee's company-owned restaurants opened are 12 restaurants acquired by the Company in May 2025 and 56 restaurants acquired by the Company in November 2024.
(d)Included in the Applebee's franchise restaurants opened and Applebee's company-owned restaurants closed are nine restaurants refranchised by the Company in 2024.

Dual-branded restaurants are defined as restaurants that operate our IHOP and Applebee's restaurant concepts under two separate franchise agreements but within one restaurant location. Because of this, each dual-branded restaurant is counted as part of both IHOP and Applebee’s restaurant count and activity.

As of December 28, 2025, we had 27 dual-branded domestic IHOP and Applebee's restaurant locations. Of these 27 locations, we had 26 existing IHOP or Applebee’s restaurants which added a second brand and one new restaurant which added both brands, totaling 28 dual-branded domestic openings.

As of December 28, 2025, we had 32 dual-branded international IHOP and Applebee's restaurant locations. Of these 32 locations, we had 10 existing IHOP or Applebee’s restaurants which added a second brand and four new restaurants which added both brands, totaling 18 dual-branded international openings in 2025. The remaining dual-branded locations were opened prior to 2025.

As of December 29, 2024, we had 18 dual-branded international IHOP and Applebee's restaurant locations. Of these 18 locations, we had four existing IHOP or Applebee’s restaurants which added a second brand and seven new restaurants which added both brands, totaling 18 dual-branded international openings in 2024. The remaining dual-branded locations were opened prior to 2024.

As our dual-branded business expands, we may reevaluate how these restaurants are counted in future disclosures.

IHOP’s system domestic same-restaurant sales increased 0.3% for the three months ended December 28, 2025 and decreased 1.5% for the year ended December 28, 2025, as compared to the same respective periods of 2024. The increase for the three months ended December 28, 2025 was primarily driven by an increase in traffic, partially offset by a decrease in average check. The decrease for the year was primarily due to a decrease in average check, resulting from the introduction of our new everyday value menu.
Based on data from Black Box Intelligence, a restaurant sales reporting firm (“Black Box”), IHOP domestic same-restaurant sales outperformed for the three months ended December 28, 2025 and underperformed for the twelve months ended December 28, 2025 in the family dining category (excluding IHOP), as compared with the same respective periods of fiscal 2024. According to Black Box, the family dining category experienced a decrease in same-restaurant sales resulting from a decrease in customer traffic, partially offset by an increase in average customer check for the twelve months ended December 28, 2025.

IHOP Off-Premise Sales Data	Fourth Fiscal Quarter		Fiscal Year
	2025	2024	2025	2024
Off-premise sales (in millions)(1)	$160.7	$154.3	$606.8	$600.5
% sales mix	21.2%	20.4%	20.6%	20.2%
(1) Primarily to-go, delivery and catering sales.
IHOP's off-premise sales for the three and twelve months ended December 28, 2025 increased by $6.4 million and $6.3 million respectively, as compared to the same respective periods of fiscal 2024 primarily due to the brand's focus on delivery promotions and catering services.

Applebee’s system domestic same-restaurant sales decreased 0.4% for the three months ended December 28, 2025 and increased 1.3% for the year ended December 28, 2025, as compared to the same respective periods of 2024. The decrease for the three months ended December 28, 2025 was primarily due to a decrease in traffic, partially offset by an increase in average check. The increase for the year ended December 28, 2025 was primarily due to an increase in average check resulting from menu price increases, partially offset by additional value offerings.
Based on data from Black Box, Applebee's domestic same-restaurant sales for the three and twelve months ended December 28, 2025 underperformed the casual dining category (excluding Applebee's) as compared with the same respective periods of fiscal 2024. Black Box reported the casual dining category experienced strong same-restaurant sales increase for the twelve months ended December 28, 2025 driven by an increase in average customer check.

Applebee's Off-Premise Sales Data	Fourth Fiscal Quarter		Fiscal Year
	2025	2024	2025	2024
Off-premise sales (in millions)(1)	$212.3	$210.0	$890.1	$882.5
% sales mix	23.0%	21.6%	22.8%	21.7%
(1) Primarily to-go, delivery and catering sales.
Applebee's off-premise sales for the three and twelve months ended December 28, 2025 increased $2.3 million and $7.6 million, respectively, as compared with the same respective periods of fiscal 2024, primarily due to limited time offers paired with digital promotions to encourage more off-premise occasions.
Domestic Same-Restaurant Sales - Fuzzy's
Fuzzy's system domestic same-restaurant sales decreased 0.8% for the three months ended December 28, 2025 and decreased 7.0% for the year ended December 28, 2025, as compared to the same respective periods of 2024. The decrease for the three and twelve months ended December 28, 2025 was primarily due to a decrease in traffic, partially offset by an increase in average check, resulting primarily from menu price increases.

Segment Results

Franchise Segment
	2025	2024	Change
	(In millions)
Franchise Revenues
IHOP	$210.3	$217.2	$(6.9)
Applebee's	163.7	166.3	(2.6)
Fuzzy's	9.7	12.0	(2.3)
Advertising	281.8	290.5	(8.7)
Total franchise revenues	665.5	686.0	(20.5)
Franchise Expenses
IHOP	33.5	36.3	2.8
Applebee's	9.7	4.4	(5.3)
Fuzzy's	1.1	3.9	2.8
Advertising	278.9	295.3	16.4
Total franchise expenses	323.2	339.9	16.7
Franchise Segment Profit	$342.3	$346.1	$(3.8)
Our total franchise segment profit decreased $3.8 million in 2025 compared to 2024.
Franchise revenues decreased as a result of the following:
•IHOP franchise revenue decreased $6.9 million primarily due to a decrease in royalty revenue and a decrease in proprietary product sales. The decrease in royalty revenue and proprietary product sales was primarily due to a 1.5% decrease in franchise domestic same-restaurant sales and a decrease in the number of franchise restaurants due to the acquisition of 10 IHOP company-owned restaurants in March 2025.
•Applebee’s franchise revenue decreased $2.6 million primarily due to a decrease in royalty revenue partially offset by an increase in termination fees. The decrease in royalty revenue was primarily due to a decrease in the number of franchise restaurants due in part to the acquisition of our 47 Applebee’s company-owned restaurants in November 2024 and 12 Applebee’s company-owned restaurants in May 2025. This decrease was partially offset by a 1.4% increase in franchise domestic same-restaurant sales.
•Fuzzy’s franchise revenue decreased $2.3 million primarily due to a decrease in royalty revenue and a decrease in proprietary product sales. The decrease in royalty revenue and proprietary product sales was primarily due to a 7.0% decrease in franchise domestic same-restaurant sales and a decrease in the number of franchise restaurants.
•Advertising revenue decreased $8.7 million due to the decrease in the number of franchise restaurants as noted above and a 1.5% decrease in IHOP domestic same-restaurant sales, partially offset by a 1.4% increase in Applebee’s domestic same-restaurant sales.
Franchise expenses decreased as a result of the following:
•IHOP franchise expenses decreased $2.8 million primarily due to a decrease in the cost of proprietary sales and a decrease in franchisor advertising contributions as compared to the prior year.
•Applebee’s franchise expenses increased $5.3 million primarily due to an increase in bad debt expense.
•Fuzzy’s franchise expense decreased $2.8 million primarily due to a franchisor advertising contribution in the prior year.
•Advertising expenses decreased $16.4 million primarily due to a corresponding decrease in the number of franchise restaurants and a 1.5% decrease in IHOP domestic same-restaurant sales, partially offset by a 1.4% increase in Applebee's franchise domestic same-restaurant sales.

Company-Owned Restaurant Segment
	2025	2024	Change
	(In millions)
Company-owned restaurant revenues	$104.6	$9.3	$95.3
Company-owned restaurant expenses	112.6	9.9	(102.7)
Company-owned restaurant segment loss	$(8.0)	$(0.6)	$(7.4)
During fiscal year 2025, the Company owned 72 restaurants compared to 48 restaurants in fiscal year 2024. The change in company-owned restaurant revenue and expenses is primarily driven by the increase in the number and timing of restaurants acquired during the fiscal years 2025 and 2024. Segment loss for the company‑owned restaurant for the twelve months ended December 28, 2025 was primarily due to costs of transitioning the restaurants, including expenditures and delays related to obtaining liquor licenses and closures from remodeling activities.

Rental Segment
	2025	2024	Change
	(In millions)
Rental revenues	$109.3	$117.1	$(7.8)
Rental expenses	84.2	87.2	3.0
Rental Segment Profit	$25.1	$29.9	$(4.8)
Rental operations primarily relate to IHOP franchise restaurants that were developed prior to 2003. Rental revenues are primarily derived from operating leases and interest income from real estate leases. Rental expenses are costs of leases and interest expense of leases on certain franchise restaurants.
Rental segment profit for the year ended December 28, 2025 decreased compared to the prior fiscal year primarily due to lease terminations resulting from restaurant closures and the impact of company-acquired IHOP restaurants in March 2025 for which we previously collected rental revenues as the lessor from the franchisee.
Non-Segment Items

General and Administrative Expenses
	2025	2024	Change
	(In millions)
General and administrative expenses	$207.2	$196.7	$(10.5)
Other income	(3.4)	—	3.4
Total	$203.8	$196.7	$(7.1)
Total general and administrative expenses for 2025 increased $7.1 million, primarily due to an increase in compensation-related expenses and professional service fees, partially offset by a $3.4 million recovery of franchise fees from a settlement with a franchisee.

Interest expense, net and Loss (gain) on extinguishment of debt
	2025	2024	Change
	(In millions)
Interest expense, net	$78.0	$72.1	$(5.9)
Loss (gain) on extinguishment of debt	0.9	—	(0.9)
Total	$78.9	$72.1	$(6.8)
Interest expense, net, increased $5.9 million in 2025, primarily due to the refinancing of our Series 2025-1 6.720% Fixed Rate Senior Secured Notes, Class A-2 at a higher interest rate and an increase to the principal, partially offset by a decrease in the Credit Facility interest.
As part of the refinancing, the Company repaid the entire outstanding balance of approximately $594.0 million of its 2019 Class A-2-II Notes and recognized a $0.9 million loss on extinguishment of debt from the refinancing in June 2025.

Closure and Impairment Charges
	2025	2024	Change
	(In millions)
Closure charges	$5.0	$2.2	$(2.8)
Goodwill impairment	—	7.1	7.1
Tradename impairment	29.0	—	(29.0)
Other asset impairment charges	6.0	—	(6.0)
Total	$40.0	$9.2	$(30.7)
Closure charges
For the year ended December 28, 2025, we recorded $5.0 million of closure charges primarily comprised of $3.6 million for restaurant closure costs related to IHOP restaurants closed in 2025 or earlier. This includes $2.0 million related to two leased properties we acquired in March 2025 and closed during 2025 related to the acquisition and closure of certain IHOP restaurants. We also incurred $0.7 million related to the exit of office space in the Leawood, Kansas restaurant support center.
The closure charges of $2.2 million for the year ended December 29, 2024 were $1.5 million for revisions to existing reserves, for approximately 21 IHOP restaurants closed prior to 2023, and $0.6 million related to the office space in the Leawood, Kansas restaurant support center referenced above.
Intangible assets impairment charges
In the fourth quarter of 2025, the Company determined the Fuzzy's tradename intangible asset was impaired and recorded a $29.0 million noncash impairment charge. In the fourth quarter of 2024, we wrote off goodwill of $7.1 million related to our acquisition of Fuzzy's. See Note 2 - Basis of Presentation and Summary of Significant Accounting Policy, Note 6 - Goodwill and Note 7 - Other Intangible Assets of the Notes to the Consolidated Financial Statements.
Asset Impairment Charges
The $6.0 million impairment charge of other assets for the year ended December 28, 2025 primarily relates to $2.7 million of off-market leases attributable to the acquisition and closure of certain IHOP restaurants in March 2025, $2.0 million write-off of work-in-process assets associated with the transition of Applebee's to a new point-of-sale platform, and a $1.0 million write off of an investment the Company had in a robotic automation company focused on developing automation solutions for the food industry.

Other Income and Expense Items
	2025	2024	Change
	(In millions)
Amortization of intangible assets	11.9	10.8	(1.1)
Gain on disposition of assets	(0.5)	(3.2)	(2.7)
Total	$11.4	$7.6	$(3.8)
Amortization of Intangible Assets
Amortization of intangible assets primarily relates to Applebee's and Fuzzy's franchise rights. See Note 7 - Other Intangible Assets, in the Notes to the Consolidated Financial Statements for additional information.
Gain on Disposition of Assets
The gain on disposition of assets for the year ended December 28, 2025 primarily relates to the early termination of a finance lease and the release of certain financing obligations in 2025 compared to a gain on the refranchising of nine Applebee's restaurants simultaneously acquired with 47 Applebee's restaurants in 2024.

Income Tax Provision
	2025	2024	Change
	(In millions)
Income tax provision	$8.1	$24.7	$(16.6)
Effective tax rate	32.0%	27.5%	4.5%
The fiscal year 2025 effective tax rate of 32.0% was different than the statutory Federal income tax rate of 21% primarily due to state and local taxes and a lower tax deduction related to stock-based compensation.
The fiscal year 2024 effective tax rate of 27.5% was different than the statutory Federal income tax rate of 21% primarily due to state and local taxes and a lower tax deduction related to stock-based compensation.

Liquidity and Capital Resources of the Company
Our total cash balances including restricted cash, net of revolving credit facility borrowings, at December 28, 2025 and December 29, 2024 were as follows:

	December 28, 2025	December 29, 2024
	(In millions)
Cash and cash equivalents	$128.2	$186.7
Restricted cash, current	51.5	42.4
Restricted cash, non-current	22.0	19.5
Total cash, restricted cash and cash equivalents	201.7	248.6
Less: Revolving credit facility borrowing	(100.0)	(100.0)
Total cash, restricted cash and cash equivalents, net	$101.7	$148.6
Cash Flows
In summary, our cash flows for the years ended December 28, 2025 and December 29, 2024 were as follows:

	2025	2024	Change
	(In millions)
Net cash provided by operating activities	$89.0	$108.2	$(19.2)
Net cash used in investing activities	(31.6)	(8.5)	(23.1)
Net cash used in financing activities	(104.3)	(51.7)	(52.6)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(46.9)	$48.0	$(94.9)
Operating Activities
Cash provided by operating activities decreased $19.2 million during the current fiscal year compared to the same period of the prior year. This decrease was primarily attributable to the decrease from operating performance of company restaurants and increase in incentives paid to franchisee, partially offset by a decrease in income tax payments during the fiscal year.
Investing Activities
Investing activities used net cash of $31.6 million for the year ended December 28, 2025 compared to using net cash of $8.5 million during the comparable prior period. The increase in cash used in investing activities is largely driven by the remodels and construction of the company-owned restaurants and decrease of principal receipts from notes and equipment contracts receivables offset by the decrease in restaurant reacquisition activity.

The following table represents the timing of principal receipts from the Company's long-term receivables for equipment, real estate leases receivable, and other notes receivable from franchisees as of December 28, 2025:

	Principal Receipts Due By Period
	2026	2027	2028	2029	2030	Thereafter	Total
	(In millions)
Equipment leases(1)	$3.8	$2.1	$0.5	$—	$—	$0.1	$6.6
Real estate leases receivable(2)	1.6	1.7	1.8	1.9	1.9	9.4	18.2
Other notes(3)	5.4	3.0	2.8	2.3	3.1	4.3	20.9
Total	$10.8	$6.8	$5.1	$4.2	$5.0	$13.8	$45.7
__________________________________________
(1)Equipment leases receivable extend through the year 2037.
(2)Real estate leases receivable extend through the year 2046.
(3)Other notes receivable extend through the year 2032.
Financing Activities
Cash flows used in financing activities increased $52.6 million for the year ended December 28, 2025. The increase in cash used in financing activities of $52.6 million was primarily due to the increase of $48.6 million in repurchases of common stock and repayment and issuance of long-term debt of $5.6 million including payment of debt issuance costs. There were no repayment or issuance of long-term debt during the year ended December 29, 2024.
Long-Term Debt
Key provisions of our long-term debt potentially impacting liquidity are summarized below. See Note 8 - Long-Term Debt, of the Notes to the Consolidated Financial Statements, for additional detail on long-term debt, including the balances outstanding as of December 28, 2025 and December 29, 2024.
Instruments
Our long-term debt includes two series of fixed rate senior secured notes, the Series 2023-1 7.824% Fixed Rate Senior Secured Notes, Class A-2 in an initial aggregate principal amount of $500 million (the "2023 Class A-2 Notes") and the Series 2025-1 6.720% Fixed Rate Senior Secured Notes, Class A-2 in an initial aggregate principal amount of $600 million (the "2025 Class A-2 Notes" and, together with the 2023 Class A-2 Notes, the "Class A-2 Notes").
Our long-term debt also includes the Credit Facility that allows for drawings up to $325 million of variable funding notes on a revolving basis and the issuance of letters of credit. As of December 28, 2025, we had drawn $100.6 million, which includes $0.6 million of letters of credit. The weighted average interest rate on Credit Facility borrowings for the period outstanding during the year ended December 28, 2025 was 6.78%.
Maturity
The final maturity of the 2023 Class A-2 Notes is in March 2053, but it is anticipated that, unless repaid earlier, to the extent permitted under the Indenture, the 2023 Class A-2 Notes will be repaid in June 2029. The final maturity of the 2025 Class A-2 Notes is in June 2055, but it is anticipated that, unless repaid earlier, the 2025 Class A-2 Notes will be repaid in June 2030 (together with the 2023 Class A-2 Notes and 2025 Class A-2 Notes, the "Class A-2 Notes").
While the Class A-2 Notes are outstanding, payment of principal and interest is required to be made on the Class A-2 Notes on a quarterly basis. The payment of principal on the Class A-2 Notes may be suspended when the leverage ratio for the Company and its subsidiaries is less than or equal to 5.25x. As of December 28, 2025, our leverage ratio was approximately 4.8x. Exceeding the leverage ratio of 5.25x does not violate any covenant related to the Class A-2 Notes.
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

Make-whole Premiums
We may voluntarily repay the Class A-2 Notes at any time; however, if repaid prior to certain dates we would be required to pay make-whole premiums. As of December 28, 2025, the make-whole premium associated with voluntary prepayment of the 2023 Class A-2 Notes was approximately $17.4 million and for the 2025 Class A-2 Notes was approximately $37.1 million. We also would be subject to a make-whole premium in the event of a mandatory prepayment required following certain rapid amortization events or certain asset dispositions.
Covenants and Restrictions
Our long-term debt is subject to a series of covenants and restrictions customary for transactions of this type, including maintenance of a debt service coverage ratio ("DSCR"). In general, the DSCR ratio is net cash flow for the four quarters preceding the calculation date divided by the total debt service payments of the preceding four quarters. Failure to maintain a DSCR greater than 1.75x can trigger events causing required immediate payments of our Class A-2 Notes and Credit Facility.
Our DSCR for the reporting period ended December 28, 2025 was approximately 3.0x.
Capital Allocation
Dividends
During the fiscal years ended December 28, 2025, December 29, 2024 and December 31, 2023, we declared and paid dividends on common stock as shown in Note 11 - Stockholders' Deficit, of the Notes to the Consolidated Financial Statements. On February 20, 2026, our Board of Directors declared a first quarter 2026 cash dividend of $0.19 per share of common stock, payable on April 10, 2026 to the stockholders of record as of the close of business on March 18, 2026.
Share Repurchases
On February 17, 2022, our Board of Directors authorized a share repurchase program, effective April 1, 2022, of up to $250 million (the "2022 Repurchase Program"). A summary of shares repurchased under the 2022 Repurchase Program, during the year ended December 28, 2025 and cumulatively, is as follows:

	Shares	Cost of shares
		(In millions)
2022 Repurchase Program
Repurchased during the year ended December 28, 2025	2,352,636	$60.1
Cumulative (life-of-program) repurchases	4,218,035	$176.8
Remaining dollar value of shares that may be repurchased	n/a	$73.2
See Note 11 - Stockholders' Deficit, of the Notes to the Consolidated Financial Statements included in this report for shares repurchased in fiscal 2025, 2024 and 2023.
From time to time, we also repurchase shares owned and tendered by employees to satisfy tax withholding obligations on the vesting of restricted stock awards. Shares are deemed purchased at the closing price of our common stock on the vesting date. See Part II, Item 5 - Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities for detail on this stock repurchase activity during the twelve months ended December 28, 2025.
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

Adjusted free cash flow is a non-GAAP measure. This non-GAAP measure is not defined in the same manner by all companies and may not be comparable to other similarly titled measures of other companies. Non-GAAP measures should be considered in addition to, and not as a substitute for, the U.S. GAAP information contained within our financial statements. Reconciliation of the cash provided by operating activities to adjusted free cash flow is as follows:

	2025	2024	Change
	(In millions)
Cash flows provided by operating activities	$89.0	$108.2	$(19.2)
Net receipts from notes and equipment receivables	8.1	12.3	(4.2)
Additions to property and equipment	(35.6)	(14.1)	(21.5)
Adjusted free cash flow	$61.5	$106.4	$(44.9)
The decrease in adjusted free cash flow in 2025 compared to 2024 was primarily due to the increase in additions to property and equipment and the decrease in cash provided by operating activities, which was discussed in preceding section of this Management's Discussion & Analysis.
As of December 28, 2025, we had contractual obligations to repay debt, make payments under operating leases, finance leases and financing obligations, and to purchase certain goods and services. Material cash requirements to satisfy these obligations were as follows:

Obligation	Due in Fiscal 2026	Due Thereafter	Total	Reference(1)
	(in millions)
Long-term debt (principal)	$—	$1,200.0	$1,200.0	Note 8 - Long-term Debt
Long-term debt (interest)	83.9	256.3	340.2	Note 8 - Long-term Debt
Operating leases	91.7	386.9	478.6	Note 9 - Leases
Finance leases	7.6	41.4	49.0	Note 9 - Leases
Financing obligations	4.0	22.2	26.2	Note 9 - Leases
Purchase commitments	99.1	5.3	104.4	Note 10 - Commitments and Contingencies
Total	$286.3	$1,912.1	$2,198.4
_________________________________
(1) See referenced note of Notes to the Consolidated Financial Statements for additional information about the obligation.
See Note 10 - Commitments and Contingencies, of the Notes to the Consolidated Financial Statements, for a description of the Company's lease guarantees.
We believe that our unrestricted cash and cash equivalents on hand, cash flow from operations and the borrowing capacity available under our Credit Facility will provide us with sufficient liquidity for at least the next twelve months.

Critical Accounting Estimates
Our significant accounting policies are comprehensively described in Note 2 - Basis of Presentation and Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements contained in Part II, Item 8 of this Form 10-K. We believe the accounting policies discussed below, which are important in the preparation of our consolidated financial statements, require a higher degree of judgment or complexity in the preparation of our consolidated financial statements. In exercising these judgments, we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Actual results could differ from our estimates and judgments, which could significantly affect our reported results of operations, financial condition and cash flows in the future.
Goodwill and Indefinite-lived Intangible Assets
Goodwill and intangible assets considered to have an indefinite life are required to be tested for impairment annually or more frequently if indicators of impairment exist. Such indicators include, but are not limited to, events or circumstances such as a significant adverse change in our business, climate of the business, unanticipated competition, a loss of key personnel, adverse legal or regulatory developments or a significant decline in the market price of our common stock.

If no indicators of impairment exist, we perform our annual impairment test of goodwill and indefinite-lived intangible assets annually in the fourth fiscal quarter. In doing so, we first perform a qualitative assessment of whether it is more likely than not that an impairment exists. Factors considered in this assessment include, but are not limited to, macro-economic conditions, market and industry conditions, cost considerations, the competitive environment, share price fluctuations, overall financial performance and results of past impairment tests. If we qualitatively determine that it is more likely than not that an impairment exists, we perform a quantitative impairment test. Alternatively, in any given year, we may elect to skip the qualitative assessment and only perform a quantitative assessment of impairment.
Goodwill is tested for impairment at our reporting units. Reporting units are operating segments or one level below an operating segment. In performing a quantitative test for impairment of goodwill, we compare the carrying value of a reporting unit to its fair value. We primarily use a discounted cash flow method of valuation to determine the fair value of a reporting unit. In addition, we may use a market approach that includes the guideline public company method to determine the fair value of a reporting unit or to compare to the value derived from our discounted cash flow. Significant assumptions made by management in estimating fair value under the discounted cash flow model include restaurant sales trends, future development plans, restaurant closures, cost of revenues, operating expenses, and an appropriate discount rate based on our estimated cost of equity capital and after-tax cost of debt. Significant assumptions used to determine fair value under the guideline public company method include the selection of guideline companies and the valuation multiples applied. We believe our assumptions and valuation methodologies are consistent with those that would be used by a market participant.
Our indefinite-lived intangible assets have primarily consisted of the Applebee's and Fuzzy's tradenames. In performing a quantitative impairment test of these, we primarily use the relief from royalty method under the income approach of valuation. Significant assumptions used to determine fair value under the relief from royalty method include future trends in system sales, the royalty rate applied to system sales, and the discount rate used to calculate the present value of the forecasted cash flow stream.
There is an inherent degree of uncertainty in preparing any forecast of future results. Future trends in system sales are dependent to a large degree on national, regional and local economic conditions, and, to a lesser degree, on global economic conditions, particularly those conditions affecting the demographics of the guests that frequently patronize our restaurants. There are numerous potential events that could reasonably be expected to negatively affect the forecast of system sales, from a decrease in customers' disposable income to an unexpected event such as a global pandemic. As a result, our restaurants could experience a decline in system sales as a result of numerous factors.
During the year ended December 28, 2025, the Company performed a qualitative test of goodwill and the Applebee’s tradename and a quantitative test of Fuzzy's tradename, using the approaches described above. Based on our qualitative assessment of goodwill and the Applebee’s tradename we determined it was more likely than not that the fair value of the reporting units and Applebee’s tradename were greater than their respective carrying values. Our quantitative test of the Fuzzy’s tradename showed that the fair value was less than its carrying value and we recorded a non-cash impairment charge of $29.0 million in the fourth quarter. In fiscal year 2024, our quantitative test of goodwill determined that the fair value of the Fuzzy’s reporting unit was less than its carrying value and we recorded a non-cash impairment charge of $7.1 million during the year.
Property and Equipment and Finite-Lived Intangible Assets
The Company assesses whether property and equipment and finite-lived intangible assets that are held and used are impaired whenever events or changes in circumstances indicate the carrying amount may not be recoverable. These assets are primarily made up of property and equipment and right-of-use ("ROU") assets of Company-owned restaurants, ROU assets leased or subleased to franchisees and Applebee’s and Fuzzy’s franchising rights. When there is an indication an asset may not be recoverable, the analysis requires the asset to be grouped with other assets used to generate cash flows that are largely independent of cash flows generated by other assets. The sum of the estimated undiscounted future cash flows of the group is compared to its carrying amount. If the carrying amount of the group of assets exceeds the sum of the estimated undiscounted future cash flows, the fair value of the group of assets is determined. The fair value of the group of assets is primarily determined using the discounted cash flows. An impairment charge is recorded for the amount by which the group’s carrying amount exceeds its fair value. For assets of Company-owned restaurants and ROU assets leased or subleased, we generally determine the individual restaurant to be the group of assets. For property and equipment and finite-lived intangible assets held for sale, the group of assets is written down to its fair value, less costs to sell.
Income Taxes
We provide for income taxes based on our estimate of US and foreign income tax liabilities. We make certain estimates and judgments in the calculation of tax expense, the resulting tax liabilities and in the recoverability of deferred tax assets that arise from temporary differences between the financial statement recognition of revenue and expense and recognition of those for tax reporting.

Deferred tax accounting requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that a portion or all of a deferred tax asset will not be realized. When we establish or reduce the valuation allowance, our income tax expense will increase or decrease, respectively, in the period such determination is made. Tax laws are complex and subject to different interpretations by the taxpayers and respective governmental authorities.
Recent Accounting Pronouncements
See Note 2 - Basis of Presentation and Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements included in this report, for a description of accounting standards we adopted in the current fiscal year and newly issued accounting standards that may impact us in the future.
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
Interest Rate Risk
The significant majority of our long-term debt outstanding as of December 28, 2025 was issued at fixed interest rates (see Note 8 - Long-Term Debt, of the Notes to Consolidated Financial Statements). We are only exposed to interest rate risk on borrowings we make under our Credit Facility, borrowings from which are subject to variable interest rates. In August 2022, we borrowed $100 million against the Credit Facility, all of which was outstanding as of December 28, 2025. A 1% increase or decrease in interest rates would not have a material impact on any fees associated with the Credit Facility.
We do not engage in speculative transactions nor do we hold or issue financial instruments for trading purposes. We had no material amounts of derivative instruments as of December 28, 2025 and did not hold any material amount of derivative instruments during the year ended December 28, 2025.
Investments in instruments earning a fixed rate of interest carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. We currently do not hold any fixed rate investments.
Based on our interest-earning cash, cash equivalents and restricted cash balances as of December 28, 2025, a 1% change in interest rates would change our annual interest income by approximately $2.0 million.
Commodity Prices
Many of the food products purchased by our franchisees and area licensees are affected by commodity pricing and are therefore subject to unpredictable price volatility. Extreme increases in commodity prices and/or long-term changes could affect our franchisees, area licensees and company-owned restaurants adversely. We expect that, in most cases, the brand systems would be able to pass increased commodity prices through to their customers via increases in menu prices. From time to time, competitive circumstances could limit short-term menu price flexibility, and in those cases, franchisees' margins would be negatively impacted by increased commodity prices. Since the significant majority of our restaurants are franchised, we believe that any changes in commodity pricing that cannot be adjusted for by changes in menu pricing or other strategies would not be material to our financial condition, results of operations or cash flows.
The Company and owners of IHOP and Applebee's franchise restaurants are members of CSCS, a Co-op that manages procurement activities for the IHOP and Applebee's restaurants that belong to the Co-op. We believe the larger scale created by combining the supply chain requirements of both brands under one organization can provide cost savings and efficiency in the purchasing function. In some instances, IHOP and Applebee's may be required to guarantee their purchase of any remaining inventory of certain food and other items purchased by CSCS for the purpose of supplying limited time promotions on behalf of the IHOP and Applebee's systems as a whole. None of these food product guarantees is a derivative instrument. As of December 28, 2025, our outstanding guarantees for food product purchases were $2.7 million.
International Currency Exchange Rate Risk
We have minimal exposure to international currency exchange rate fluctuations. Revenue derived from all international country operations comprised less than 2% of total consolidated revenue for the year ended December 28, 2025, such that a hypothetical concurrent 10% adverse change in the currency of every international country in which our franchisees operate restaurants would have a negative impact of less than 0.2% of our consolidated revenue. We do not hold a material amount of cash and cash equivalents in currencies other than the U.S. Dollar.

Item 8.    Financial Statements and Supplementary Data.
Index to Consolidated Financial Statements

Page Reference
Report of Independent Registered Public Accounting Firm (PCAOB ID:185)	44
Report of Independent Registered Public Accounting Firm (PCAOB ID:42)	46
Consolidated Balance Sheets as of December 28, 2025 and December 29, 2024	47
Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 28, 2025, December 29, 2024 and December 31, 2023	48
Consolidated Statements of Stockholders' Deficit for each of the three years in the period ended December 28, 2025, December 29, 2024 and December 31, 2023	49
Consolidated Statements of Cash Flows for each of the three years in the period ended December 28, 2025, December 29, 2024 and December 31, 2023	50
Notes to the Consolidated Financial Statements	51

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Dine Brands Global, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Dine Brands Global, Inc. and subsidiaries (the Company) as of December 28, 2025, the related consolidated statements of comprehensive income, stockholders’ deficit, and cash flows for the year ended December 28, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2025, and the results of its operations and its cash flows for the year ended December 28, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 28, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of the Fuzzy’s tradename

As discussed in Notes 2 and 7 to the consolidated financial statements, indefinite-lived intangible assets, which include the Fuzzy’s tradename, are evaluated for impairment annually during the fourth quarter of each year and more frequently if events or changes in circumstances indicate the potential for an impairment. During the fourth quarter of 2025, the Company determined that indicators of impairment existed for the Fuzzy’s tradename and performed a quantitative impairment test. To estimate its fair value, the Company used the relief from royalty method under the income approach method of valuation. The Company measured impairment as the amount by which the Fuzzy’s tradename carrying amount exceeded its fair value. The Company recorded impairment for the Fuzzy’s tradename of $29.0 million for the year ended December 28, 2025.

We identified the valuation of the Fuzzy’s tradename as a critical audit matter. Evaluating the key assumptions used to determine the estimated fair value of the Fuzzy’s tradename involved a high degree of subjective auditor judgment. Specifically, the future trends in system sales, the royalty rate applied to system sales, and the discount rate used to calculate the present value of the forecasted cash flow stream were challenging to evaluate as changes to these assumptions could have had a significant impact on the Company’s estimate of fair value for the Fuzzy’s tradename.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s process for evaluating the Fuzzy’s tradename for impairment. This included controls related to the Company’s development of the future trends in system sales, the royalty rate, and the discount rate used to estimate the fair value of the Fuzzy’s tradename. We evaluated the reasonableness of the future trends in system sales for the Fuzzy’s brand by comparing them to industry reports and to historical system sales. We performed sensitivity analyses over such future trends in system sales to assess the impact that changes could have had on the Company’s estimate of the fair value of the Fuzzy’s tradename. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the royalty rate and the discount rate assumptions used by management to estimate the fair value of the Fuzzy’s tradename by comparing them to publicly available market data for comparable entities.

/s/ KPMG LLP

We have served as the Company’s auditor since 2025.

San Diego, California
February 25, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Dine Brands Global, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Dine Brands Global, Inc. and Subsidiaries (the Company) as of December 29, 2024, and the related consolidated statements of comprehensive income, stockholders’ deficit and cash flows for each of the two years in the period ended December 29, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 29, 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 29, 2024, in conformity with U.S. generally accepted accounting principles.

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

/s/ ERNST & YOUNG LLP

We served as the Company’s auditor from 2004 to 2025.

Los Angeles, California
March 5, 2025

Dine Brands Global, Inc. and Subsidiaries
Consolidated Balance Sheets
(In millions, except share and par amounts)

Assets	December 28, 2025	December 29, 2024
Current assets:
Cash and cash equivalents	$128.2	$186.7
Receivables, net of allowance of $5.1 (2025) and $3.4 (2024)	119.0	115.2
Restricted cash	51.5	42.4
Prepaid expenses	49.0	39.3
Other current assets	4.1	2.4
Total current assets	351.8	386.0
Other intangible assets, net	534.1	575.7
Operating lease right-of-use assets	328.7	323.5
Goodwill	249.6	248.6
Property and equipment, net	160.5	156.1
Long-term receivables, net of allowance of $1.2 (2025) and $1.4 (2024)	33.8	35.9
Non-current restricted cash	22.0	19.5
Other non-current assets, net	57.1	45.3
Total assets	$1,737.7	$1,790.6

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and other accrued liabilities	$93.2	$75.8
Gift card liability	182.7	177.6
Current portion of operating leases obligations	67.6	65.3
Current portion of finance leases	6.6	6.4
Accrued interest payable	7.3	6.4
Dividends payable	2.5	7.8
Deferred franchise revenue, short-term	5.6	6.0
Current portion of long-term debt	—	100.0
Total current liabilities	365.6	445.3
Long-term debt, net, less current portion	1,188.2	1,086.6
Operating lease obligations, less current portion	305.3	310.5
Finance lease obligations, less current portion	32.2	34.3
Deferred income taxes, net	51.2	54.6
Deferred franchise revenue, long-term	34.2	36.7
Other non-current liabilities	35.0	38.7
Total liabilities	2,011.5	2,006.6

Stockholders' deficit:
Preferred stock, $1 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; shares: 40,000,000 authorized; 2025 - 24,623,226 issued, 13,326,537 outstanding; 2024 - 24,756,637 issued, 15,273,210 outstanding	0.2	0.2
Additional paid-in-capital	239.9	254.8
Retained earnings	175.1	183.6
Accumulated other comprehensive loss	(0.1)	(0.1)
Treasury stock, at cost; shares: 2025 - 11,296,689; 2024 - 9,483,427	(689.1)	(654.6)
Total stockholders' deficit	(273.9)	(216.0)
Total liabilities and stockholders' deficit	$1,737.7	$1,790.6

See the accompanying notes to the consolidated financial statements.

Dine Brands Global, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In millions, except per share amounts)

	2025	2024	2023
Revenues:
Franchise revenues:
Royalties, franchise fees and other	$383.7	$395.5	$405.6
Advertising revenues	281.8	290.4	300.8
Total franchise revenues	665.5	686.0	706.4
Company-owned restaurant revenues	104.6	9.3	2.1
Rental revenues	109.3	117.1	122.6
Total revenues	879.3	812.3	831.1
Cost of revenues:
Franchise expenses:
Advertising expenses	278.8	295.3	301.0
Other franchise expenses	44.4	44.6	43.4
Total franchise expenses	323.2	339.9	344.4
Company-owned restaurant expenses	112.6	9.9	2.1
Rental expenses	84.2	87.2	87.8
Total cost of revenues	520.0	437.0	434.4
Gross profit	359.3	375.3	396.7
General and administrative expenses	203.8	196.7	198.1
Interest expense, net	78.0	72.1	70.0
Closure and impairment charges	40.0	9.2	3.6
Amortization of intangible assets	11.9	10.8	10.9
Loss on extinguishment of debt	0.9	—	—
(Gain) loss on disposition of assets	(0.5)	(3.2)	2.4
Income before income taxes	25.2	89.5	111.7
Income tax provision	(8.1)	(24.7)	(14.5)
Net income	17.1	64.9	97.2
Other comprehensive income, net of tax:
Foreign currency translation adjustment	—	—	—
Total comprehensive income	$17.1	$64.9	$97.2

Net income available to common stockholders:
Net income	$17.1	$64.9	$97.2
Less: Net income allocated to unvested restricted stock	(1.1)	(1.9)	(2.3)
Net income available to common stockholders	$16.0	$63.0	$94.9
Net income available to common stockholders per share:
Basic	$1.11	$4.22	$6.23
Diluted	$1.11	$4.22	$6.22
Weighted average shares outstanding:
Basic	14.3	14.9	15.2
Diluted	14.3	14.9	15.2

See the accompanying notes to the consolidated financial statements.

Dine Brands Global, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Deficit
(In millions except share amounts)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
	Shares Outstanding	Common Stock				Shares	Cost	Total Stockholders' Deficit
Balance as of January 1, 2023	15,599,239	$0.2	$259.3	$84.5	$(0.1)	9,360,733	$(645.1)	$(301.1)
Net income	—	—	—	97.2	—	—	—	97.2
Purchase of Company common stock	(446,189)	—	(0.1)	—	—	446,189	(26.0)	(26.1)
Reissuance of treasury stock	281,161	—	(9.6)	—	—	(281,161)	13.5	3.8
Net issuance of shares for stock plans	(28,069)	—	—	—	—	—	—	—
Repurchase of restricted shares for taxes	(61,374)	—	(4.4)	—	—	—	—	(4.4)
Stock-based compensation	—	—	12.0	—	—	—	—	12.0
Dividends on common stock	—	—	0.2	(31.7)	—	—	—	(31.5)
Tax payments for share settlement of restricted stock units	—	—	(0.9)	—	—	—	—	(0.9)
Balance as of December 31, 2023	15,344,768	0.2	256.5	150.0	(0.1)	9,525,761	(657.7)	(251.0)
Net income	—	—	—	64.9	—	—	—	64.9
Purchase of Company common stock	(269,621)	—	—	—	—	269,621	(12.0)	(12.0)
Reissuance of treasury stock	311,955	—	(15.2)	—	—	(311,955)	15.1	(0.1)
Net issuance of shares for stock plans	(56,246)	—	—	—	—	—	—	—
Repurchase of restricted shares for taxes	(57,646)	—	(2.7)	—	—	—	—	(2.7)
Stock-based compensation	—	—	16.0	—	—	—	—	16.0
Dividends on common stock	—	—	0.1	(31.3)	—	—	—	(31.1)
Balance as of December 29, 2024	15,273,210	0.2	254.8	183.6	(0.1)	9,483,427	(654.6)	(216.0)
Net income	—	—	—	17.1	—	—	—	17.1
Purchase of Company common stock	(2,352,636)	—	—	—	—	2,352,636	(60.1)	(60.1)
Reissuance of treasury stock	539,374	—	(26.2)	—	—	(539,374)	25.7	(0.6)
Net issuance of shares for stock plans	(55,532)	—	—	—	—	—	—	—
Repurchase of restricted shares for taxes	(77,879)	—	(2.0)	—	—	—	—	(2.0)
Stock-based compensation	—	—	13.2	—	—	—	—	13.2
Dividends on common stock	—	—	0.1	(25.6)	—	—	—	(25.5)
Balance as of December 28, 2025	13,326,537	$0.2	$239.9	$175.1	$(0.1)	11,296,689	$(689.1)	$(273.9)

See the accompanying notes to the consolidated financial statements.

Dine Brands Global, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In millions)

	2025	2024	2023
Cash flows from operating activities
Net income	$17.1	$64.9	$97.2
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	42.9	39.2	35.6
Non-cash stock-based compensation expense	13.2	16.0	12.0
Non-cash closure and impairment charges	40.0	9.2	3.6
Non-cash interest expense	3.6	3.3	3.5
Deferred income taxes	(3.5)	(6.5)	(13.8)
Loss on extinguishment of debt	0.9	—	—
Provision for doubtful accounts	3.4	0.7	—
(Gain) loss on disposition of assets	(0.4)	(3.2)	2.4
Other	(2.7)	(4.2)	(3.6)
Changes in operating assets and liabilities:
Receivables	(9.6)	(1.4)	1.9
Prepaid expenses	(9.9)	8.3	3.1
Other assets	(9.1)	4.8	9.0
Operating lease assets and liabilities	(13.5)	(12.5)	7.3
Gift card receivables and payables	4.8	(0.7)	5.1
Accounts payable and other accrued expenses	14.0	(7.1)	(28.9)
Accrued interest payable	0.9	(0.1)	1.0
Deferred revenue	(3.1)	(2.5)	(4.2)
Cash flows provided by operating activities	89.0	108.2	131.2
Cash flows from investing activities
Principal receipts from notes, equipment contracts and other long-term receivables	8.1	12.3	9.3
Additions to property and equipment	(35.6)	(14.1)	(37.2)
Proceeds from sale of property and equipment	1.1	3.0	—
Additions to long-term receivables	(4.7)	(0.7)	(1.1)
Acquisition of business, net of cash acquired	1.6	(8.5)	(0.1)
Other	(2.0)	(0.5)	(1.0)
Cash flows used in investing activities	(31.6)	(8.5)	(30.1)
Cash flows from financing activities
Proceeds from issuance of long-term debt, including revolving line of credit	600.0	—	530.0
Repayment of long-term debt	(594.0)	—	(651.7)
Repayments of revolving credit facility	—	—	(30.0)
Payment of debt issuance costs	(11.6)	—	(8.0)
Dividends paid on common stock	(31.0)	(31.3)	(31.7)
Repurchase of common stock	(60.7)	(12.1)	(26.1)
Principal payments of finance lease and financing obligations	(5.0)	(5.6)	(6.4)
Proceeds from stock options exercised	—	—	3.8
Repurchase of restricted stock for tax payments upon vesting	(2.0)	(2.7)	(4.4)
Tax payments for share settlement of restricted stock units	—	—	(0.9)
Cash flows used in financing activities	(104.3)	(51.7)	(225.4)
Net change in cash, cash equivalents and restricted cash	(46.9)	48.0	(124.4)
Cash, cash equivalents and restricted cash at beginning of year	248.6	200.6	325.0
Cash, cash equivalents and restricted cash at end of year	$201.7	$248.6	$200.6
Supplemental disclosures
Interest paid	$83.7	$79.2	$74.0
Income taxes paid	$15.9	$38.3	$28.4
Non-cash conversion of notes receivable	$2.3	$3.3	$1.4
Non-cash balance sheet gross-up of receivables and other accrued expenses	$—	$11.0	$(11.0)
See the accompanying notes to the consolidated financial statements.

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

1. The Company
The Company owns, franchises and operates three restaurant concepts: IHOP®, in the full-service family dining category; Applebee's Neighborhood Grill + Bar® (“Applebee's”), in the full-service casual dining category; and Fuzzy’s Taco Shop®, in the limited service fast-casual dining category of the restaurant industry.
As of December 28, 2025, there were 1,824 IHOP restaurants, of which 1,658 were subject to franchise agreements, 154 were subject to area license agreements and 12 were company-owned. These IHOP restaurants were located in 48 states of the United States, the District of Columbia, two United States territories and 17 countries outside the United States. As of December 28, 2025, there were 1,579 Applebee's® restaurants, of which 1,520 were subject to franchise agreements and 59 were company-owned. These Applebee's restaurants were located in 49 states of the United States, two United States territories and 17 countries outside the United States. As of December 28, 2025, the Company had 106 Fuzzy's restaurants in 14 states of the United States, of which 105 were subject to franchise agreements and one was company-owned.
References herein to IHOP, Applebee's and Fuzzy's restaurants are to these restaurant concepts, whether operated by franchisees, area licensees or the Company.
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
Fiscal Periods
The Company has a 52/53 week fiscal year that ends on the Sunday nearest to December 31 of each year. In a 52-week fiscal year, each fiscal quarter contains 13 weeks, comprised of two, four-week fiscal months followed by a five-week fiscal month. In a 53-week fiscal year, the last month of the fourth fiscal quarter contains six weeks. There were 52 weeks in our 2025, 2024, and 2023 fiscal years that ended December 28, 2025, December 29, 2024, and December 31, 2023, respectively.
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities, if any, at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates.
Concentration of Credit Risk
The Company's cash, cash equivalents, restricted cash and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents are placed with financial institutions that management believes are creditworthy. The Company does not believe that it is exposed to any significant credit risk related to cash, cash equivalents and restricted cash. At times, cash, cash equivalents and restricted cash balances may be in excess of FDIC insurance limits.
Accounts receivable are derived from revenues earned from franchisees and area licensees located primarily in the United States. The Company is subject to a concentration of credit risk with respect to receivables from franchisees that own a large number of IHOP, Applebee's or Fuzzy's restaurants. As of December 28, 2025, two franchisees (one Applebee's franchisee and one franchisee with cross-brand ownership) operated a combined total of 780 IHOP and Applebee's restaurants in the United States, which comprised 24.5% of the total IHOP, Applebee's and Fuzzy's franchise restaurants in the United States. Revenues from these two franchisees represented 19.0%, 22.2%, and 21.1% of total consolidated revenue for the years ended December 28, 2025, December 29, 2024 and December 31, 2023, respectively. Receivables from these franchisees totaled $20.0 million and $20.1 million at December 28, 2025 and December 29, 2024, respectively. One of the two franchisees represented 13.5%, 14.4%, and 13.9% of total consolidated revenue for the years ended December 28, 2025, December 29, 2024 and December 31, 2023, respectively.
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

	December 28, 2025	December 29, 2024
	(In millions)
Money market funds	$2.0	$35.0
Other depository accounts, including IHOP advertising and gift card	126.2	151.7
Total cash and cash equivalents	$128.2	$186.7
Restricted Cash
Current
Current restricted cash primarily consisted of funds required to be held in trust in connection with the Company's securitized debt and cash for Applebee's and Fuzzy's advertising funds. The components of current restricted cash were as follows:

	December 28, 2025	December 29, 2024
	(In millions)
Securitized debt reserves	$46.0	$40.0
Applebee's and Fuzzy's advertising funds	5.5	2.4
Total current restricted cash	$51.5	$42.4
Non-current
Non-current restricted cash of $22.0 million and $19.5 million as of December 28, 2025 and December 29, 2024, respectively, represents one quarter of interest reserves contractually restricted as required under the terms of our debt agreements.
Property and Equipment and Finite-Lived Intangible Assets
Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives. Generally, the estimated useful lives are as follows:

Category	Depreciable Life
Buildings and improvements	25 to 40 years
Leaseholds and improvements	Shorter of primary lease term or useful life (up to 40 years)
Equipment and fixtures	Three to five years
Internal-use software	Three to 10 years
Properties under finance leases	Greater of lease term or remaining useful life
Finite-lived intangible assets	10 to 15 years
The Company assesses whether property and equipment and finite-lived intangible assets that are held and used are impaired whenever events or changes in circumstances indicate the carrying amount may not be recoverable. These assets are primarily made up of property and equipment and ROU assets of Company-owned restaurants, ROU assets leased or subleased to franchisees and Applebee’s and Fuzzy’s franchising rights. When there is an indication an asset may not be recoverable, the analysis requires the asset to be grouped together with assets used to generate cash flows that are largely independent of cash flows generated by other assets of the Company. The sum of the estimated undiscounted future cash flows of the group is compared to its carrying amount. If the carrying amount of the group of assets exceeds the sum of the estimated undiscounted future cash flows, the fair value of the group of assets is required to be determined. The fair value of the group of assets is primarily determined using the discounted cash flows. An impairment charge is recorded for the amount by which the group’s carrying amount exceeds its fair value. For assets of Company-owned restaurants and ROU assets leased or subleased, we generally determine the individual restaurant to be the group of assets. For property and equipment and finite-lived intangible assets held for sale, the group of assets is written down to its fair value, less costs to sell.
See Note 12 - Closure and Long-lived Asset Impairment Charges, of the Notes to the Consolidated Financial Statements for additional information.

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)
Goodwill and Intangible Assets
Goodwill and intangible assets considered to have an indefinite life are required to be tested for impairment annually or more frequently if indicators of impairment exist. Such indicators include, but are not limited to, events or circumstances such as a significant adverse change in our business, climate of the business, unanticipated competition, a loss of key personnel, adverse legal or regulatory developments or a significant decline in the market price of our common stock.
If no indicators of impairment exist, we perform our annual impairment test of goodwill and indefinite-lived intangible assets annually in the fourth fiscal quarter. In doing so, we first perform a qualitative assessment of whether it is more likely than not that an impairment exists. Factors considered in this assessment include, but are not limited to, macro-economic conditions, market and industry conditions, cost considerations, the competitive environment, share price fluctuations, overall financial performance and results of past impairment tests. If we qualitatively determine that it is more likely than not that an impairment exists, we perform a quantitative impairment test. Alternatively, in any given year, we may elect to skip the qualitative assessment and only perform a quantitative assessment of impairment.
Goodwill is tested for impairment at our reporting units. Reporting units are operating segments or one level below an operating segment. In performing a quantitative test for impairment of goodwill, we compare the carrying value of a reporting unit to its fair value. We primarily use a discounted cash flow method of valuation to determine the fair value of a reporting unit. In addition, we may use a market approach that includes the guideline public company method to determine the fair value of a reporting unit or to compare to the value derived from our discounted cash flow. Significant assumptions made by management in estimating fair value under the discounted cash flow model include restaurant sales trends, future development plans, restaurant closures, cost of revenues, operating expenses, and an appropriate discount rate based on our estimated cost of equity capital and after-tax cost of debt. Significant assumptions used to determine fair value under the guideline public company method include the selection of guideline companies and the valuation multiples applied. We believe our assumptions and valuation methodologies are consistent with those that would be used by a market participant.
Our indefinite-lived intangible assets have primarily consisted of the Applebee's and Fuzzy's tradenames. In performing a quantitative impairment test of these, we primarily use the relief from royalty method under the income approach of valuation. Significant assumptions used to determine fair value under the relief from royalty method include future trends in system sales, the royalty rate applied to system sales, and the discount rate used to calculate the present value of the forecasted cash flow stream.
There is an inherent degree of uncertainty in preparing any forecast of future results. Future trends in system sales are dependent to a large degree on national, regional and local economic conditions, and, to a lesser degree, on global economic conditions, particularly those conditions affecting the demographics of the guests that frequently patronize our restaurants. There are numerous potential events that could reasonably be expected to negatively affect the forecast of system sales, from a decrease in customers' disposable income to an unexpected event such as a global pandemic. As a result, our restaurants could experience a decline in system sales as a result of numerous factors.
During the year ended December 28, 2025, the Company performed a qualitative test of goodwill and the Applebee’s tradename and a quantitative test of Fuzzy's tradename, using the approaches described above. Based on our qualitative assessment of goodwill and the Applebee’s tradename we determined it was more likely than not that the fair value of the reporting units and Applebee’s tradename were greater than their respective carrying values. Our quantitative test of the Fuzzy’s tradename showed that the fair value was less than its carrying value and we recorded a non-cash impairment charge of $29.0 million in the fourth quarter in the Franchise segment. In fiscal year 2024, our quantitative test of goodwill determined that the fair value of the Fuzzy’s reporting unit was less than its carrying value and we recorded a non-cash impairment charge of $7.1 million during the year in the Franchise segment.
Business Combinations
From time to time, the Company may enter into business combinations. The Company applies the acquisition method of accounting for acquisitions that meet the definition of a business. Under the acquisition method, the Company estimates the fair value of the identifiable assets and liabilities of the acquired entity as of the acquisition date. Acquired intangible assets are valued using different methods under the income approach, including but not limited to, the relief from royalty method. The Company measures goodwill as the excess of consideration transferred and liabilities assumed over the fair values of the identifiable assets acquired. Goodwill is assigned to each reporting unit that is expected to benefit from the synergies of the business combination. Acquisition-related expenses and transaction costs associated with business combinations are expensed in the period incurred.

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)
Revenue Recognition
The Company's revenues are primarily derived from franchise operations, company-owned restaurant operations, and rental operations. Franchise revenues and revenues from company-owned restaurants are recognized upon transfer of control of promised goods or services to customers in an amount that reflects the consideration the Company expects to receive for those goods or services.
Franchise Segment Revenues
The intellectual property subject to the franchise license is symbolic intellectual property as it does not have significant standalone functionality. Substantially all the utility is derived from its association with the Company’s past or ongoing activities. The nature of the Company’s promise in granting the franchise license is to provide the franchisee with access to the brand’s symbolic intellectual property over the term of the license.
Accordingly, the Franchise Segment revenues are recognized as follows:
•Franchise and development fees – recognized on a straight-line basis over the term of the franchise agreement commencing with the restaurant opening date. As these fees are typically received in cash at or near the beginning of the franchise term, the cash received is initially recorded as a contract liability until recognized as revenue;
•Royalties and advertising fees – recognized as the franchisee's sales occur. Depending on timing within a fiscal period, the recognition of revenue results in either a contract asset (unbilled receivable) or, once billed, accounts receivable, on the balance sheet;
•Revenues from the sales of proprietary products (primarily pancake and waffle dry mix) are recognized in the period in which distributors ship the franchisee's order.
From time to time, the Company may provide franchisee incentives to develop restaurants in conducting its franchising activities. Generally, the Company recognizes incentives as a contract asset amortized against revenues over the expected term of the franchise agreement. Franchising arrangements do not contain a significant financing component.
Company-Owned Restaurant Revenues
Company-owned restaurant revenues represent sales of food and beverage items at company-owned restaurants and are recognized as these services are delivered to the customer. Company-owned restaurant revenues are reported net of sales taxes collected from guests that are remitted to the appropriate taxing authorities.
Rental Revenues
Rental revenues consist primarily of revenues from operating leases and interest income from real estate leases of property we own and lease to franchisees and leases from third parties and we then sublease to franchisees. Revenues are generally recognized over the term of the lease, beginning when control over the leased space is given to the franchisee.
Gift Card
The Company administers gift card programs for each restaurant concept. The Company records a liability in the period in which a gift card is sold and recognizes costs associated with its administration of the gift card programs as a prepaid asset when the costs are incurred. The liability and prepaid asset recorded on the Company's balance sheet are relieved when a gift card is redeemed and settlement with the restaurant where redemption occurred takes place. If redemption occurs at a restaurant of a franchisee, the gift card proceeds, net of costs, are remitted to the franchisee.
Allowance for Credit Losses
The Company's receivables and long-term receivables balances are primarily comprised of receivables from franchisees, distributors, and gift card vendors. Generally, accounts receivables are due from franchisees for royalty, advertising and other franchise-related fees, and from distributors related to the sale of proprietary products to franchisees through the Company's network of suppliers and distributors. Gift card receivables primarily consist of amounts due from third-party vendors for cash collected on purchased cards. Notes receivable balances primarily relate to the conversion of certain past due franchisee accounts receivable, cash loans to franchisees for working capital purposes, or financing of the sale of IHOP and Applebee's company restaurants and franchise fees. Interest accrues on notes receivable based on the contractual terms. Leases receivable primarily relate to the Previous IHOP Business Model.
The Company closely monitors the financial condition of our franchisees and estimates the allowance for credit losses based on historical collection experience, credit quality, and current market conditions.

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)
Leases
Lessee arrangements:
The Company leases property under various operating and finance leases. An arrangement is or contains a lease if the Company receives substantially all the economic benefits and can direct the use of the asset. Operating lease assets (right-of-use or ROU) represent the right to use the asset over the lease term and are based on the operating lease liabilities adjusted for prepayments, certain costs, lease incentives and impairments of the asset. Lease liabilities represent the present value of lease payments not yet paid. The Company does not separate lease and non-lease components but has elected to include non-lease components in its ROU asset and lease liability calculation. The subsequent measurement of a lease is dependent on whether the lease is classified as an operating lease or a finance lease. Leases with initial term of twelve months or less are not recorded on the balance sheets.
The Company uses its incremental borrowing rate (IBR) which is defined as the rate of interest that the Company would have to pay to borrow, on a collateralized basis, an amount over a similar term as the lease payments.
The cost of an operating lease is generally recognized over the lease term on a straight-line basis. Certain leases may include rent escalations based on an index or contain contingent rental provisions that include a fixed base rent plus an additional percentage of the restaurant’s sales. Subsequent escalations subject to such an index and contingent rental payments are recognized as variable lease expense in the period they occur.
As a lessee, rental payments on finance leases are recognized as interest expense and amortized as a reduction of finance lease obligation.
Lessor arrangements:
As part of its business, the Company enters into lease arrangements with certain franchisees that grants them the right to use properties to operate restaurants. The Company accounts for its lease agreements with franchisees as either an operating or sales-type lease.
The underlying assets subject to operating leases are shown in the Company’s Consolidated Balance Sheets and are depreciated in accordance with its depreciation policies. Revenue from operating leases is recognized on a straight-line basis over the lease term. The Company recognizes a net investment in its sales type leases at the lease commencement date. The net investment consists of a lease receivable and the expected unguaranteed residual value, if any. Interest income on the net investment in the lease is recognized using the effective interest method to produce a consistent yield over the lease term. For sales-type leases, the Company recognizes a profit at the lease commencement date.
The Company’s lease agreements with its franchisees include fixed lease payments and, in certain cases, may include variable lease payments based on a percentage of restaurant sales. The Company does not separate lease and non-lease components for its leases for which it is a lessor.
The lease term is determined at the lease commencement date as the noncancelable period plus any period subject to a renewal option that is deemed reasonably certain of being exercised. Generally, the Company does not include the renewal options as part of the lease term as it does not believe that it is reasonably certain that such options will be exercised.
Pre-opening Expenses
Expenditures related to the opening of new or relocated restaurants, such as training and labor costs, professional fees, and general and administrative expenses are charged to expense when incurred.
Advertising
Advertising expense reflected in the Consolidated Statements of Comprehensive Income represents the advertising and marketing costs of our advertising funds that we administer for our brands. Our company-owned restaurants also incur costs for their contributions to the funds. Costs of advertising are typically expensed the first time the advertising airs. Any excess of revenues over expenses is recognized only to the extent of previously recognized deficits. When advertising revenues exceed the related advertising expenses and there is no recovery of a previously recognized deficit, advertising costs are accrued up to the amount of revenues.
Fair Value Measurements
For financial assets and liabilities, as well as non-financial assets and liabilities that are recognized or disclosed at fair value, we may use the following inputs to derive the fair value:

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
The Company believes the fair value of the Credit Facility approximates its carrying value as it is based on the Secured Overnight Financing Rate ("SOFR") or prevailing benchmark rate. The fair value of the Company's long-term debt, excluding the Credit Facility, is based on quoted market prices which represent Level 1 inputs. The fair value of the Company's long-term debt, excluding the Credit Facility, as of December 28, 2025 and December 29, 2024 were as follows:

	December 28, 2025	December 29, 2024
	(In millions)
Face Value	$1,100.0	$1,094.0
Fair Value	$1,112.3	$1,095.5
Income Taxes
The Company utilizes the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates. The Company recognizes a tax benefit only to the extent it is more likely than not that the tax position will be sustained by taxing authorities based on its technical merits. A valuation allowance is recorded when it is more likely than not that some portion or all of a deferred tax asset may not be realized. The Company records an estimated tax liability to the extent a contingency is probable and can be reasonably estimated. The Company recognizes interest accrued related to unrecognized tax benefits and penalties as a component of the income tax expense recognized in the Consolidated Statements of Comprehensive Income.
Stock-Based Compensation
The Company accounts for all stock-based payments to employees and non-employee directors, including grants of stock options, restricted stock, restricted stock units and performance units to be recognized in the financial statements, based on their grant date fair values. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service periods.
The grant date fair value of restricted stock and stock-settled restricted stock units is determined based on the Company's stock price on the grant date. The Company estimates the grant date fair value of stock option awards using the Black-Scholes option pricing model, which considers, among other factors, a risk-free interest rate, the expected life of the award and the volatility of the Company's stock price. The Company estimates the grant date fair value of its long-term cash incentive awards (“LTIP awards”) using a Monte Carlo simulation which considers, among other factors, the performance-based market condition, a risk-free interest rate, the expected life of the award and the historical volatility of the Company's stock price.
The Company estimates forfeitures for its restricted stock, stock-settled restricted stock units, and stock option plans at the time of grant based on historical turnover rates. As of December 28, 2025, the Company used a forfeiture rate of 14%. If actual forfeitures differ from this estimate, adjustments to compensation expense are recorded in the period the estimate is revised.
Net Income Per Share
Net income per share is calculated using the two-class method prescribed in U.S. GAAP. Basic net income (loss) per share is computed by dividing the net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income available to common stockholders for the period by the weighted average number of common shares outstanding and dilutive potential shares of common stock. The Company uses the treasury stock method to calculate the weighted average shares used in the diluted earnings per share calculation. Dilutive potential common shares include the assumed exercise of stock options. The Company had no dilutive potential shares outstanding for the periods presented.
Treasury Stock
Repurchases of the Company's common stock are included in treasury stock at the cost of shares repurchased which includes transaction costs. Treasury stock may be re-issued when vested stock options are exercised, when restricted stock

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)
awards are granted and when restricted stock units vest. The cost of treasury stock re-issued is determined on the first-in, first-out (“FIFO”) method.
Dividends
Dividends declared on common stock are recorded as a reduction of retained earnings to the extent retained earnings are available at the close of the period prior to the date of the dividend declaration. Dividends declared in excess of retained earnings are recorded as a reduction of additional paid-in capital.
Reportable Segments
The Company's Chief Executive Officer is the chief operating decision maker ("CODM"). The CODM regularly reviews revenues, segment profit and segment operating profits to allocate resources and assess performance against the annual budget and current forecasts. Based on the information regularly reviewed by the CODM, we have determined the Company has six operating segments: IHOP domestic franchise, Applebee's domestic franchise, Fuzzy's franchise, international franchise, Company-owned restaurants and Rental. The Company has three reportable segments: Franchise, Company-owned Restaurants and Rental. Prior to fiscal 2025, the Company used to report results inclusive of a Financing Segment. Given the insignificance of the operations from financing activities, the CODM no longer receives information related to financing activities and those activities are now reported in our Rental Segment. Fiscal years 2024 and 2023 have been recast to reflect that change. We do not present a measure of assets for our reportable segments as this information is not used by the CODM to allocate resources or assess performance.
Franchise Segment
As of December 28, 2025, the franchise reportable segment consisted of 1,520 restaurants operated by Applebee's franchisees, 1,812 restaurants operated by IHOP franchisees and area licensees, and 105 restaurants operated by Fuzzy's franchisees.
Franchise operations expenses include advertising expense, the cost of proprietary products, bad debt expense, pre-opening training expenses and other franchise-related costs.
Company-Owned Restaurants Segment
As of December 28, 2025, the Company owned 59 Applebee's restaurants, 12 IHOP restaurants and one Fuzzy's restaurant, all in the United States.
Company-owned restaurant expenses are operating expenses at company-owned restaurants and include food, beverage, labor, benefits, utilities, rent and other operating costs.
Rental Segment
Rental expenses are costs of operating leases and interest expense of finance leases. The Rental activities are primarily related to activities with IHOP franchisees. Applebee's and Fuzzy's have no or an insignificant amount of rental activity.
Accounting Standards Adopted in the Current Fiscal Year
In December 2025, the Company adopted ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09)." The standard requires a reconciliation of a company’s effective tax rate in both dollar amount and percentage as well as information on income taxes paid. The Company adopted ASU 2023-09 on a prospective basis. Accordingly, prior period disclosures have not been adjusted to reflect the new disclosure requirements. Refer to Note 15 - Income Taxes in the Notes to Consolidated Financial Statements for additional details.
Newly Issued Accounting Standards Not Yet Adopted
In November 2024, the FASB issued ASU No. 2024-03, "Disaggregation of Income Statement Expenses," which requires public business entities to provide disaggregated disclosures of certain expense categories that are included in expense line items on the Statement of Comprehensive Income. The guidance is effective for the Company for annual periods beginning in 2027 and interim periods beginning in 2028. The Company is currently evaluating the impact of adopting this ASU on our disclosures.

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)
3. Revenues
The following table disaggregates our franchise revenues by major type:

	2025	2024	2023
Franchise Revenues	(In millions)
Royalties	$307.8	$313.4	$325.6
Advertising fees	281.8	290.4	300.8
Proprietary product sales and other	66.9	72.4	71.1
Franchise and development fees	9.0	9.7	8.9
Total franchise revenues	$665.5	$686.0	$706.4
Changes in the Company's contract liability for deferred franchise and development fees during the year ended December 28, 2025 were as follows:

Deferred Franchise Revenue (short- and long-term)
(In millions)
Balance at December 29, 2024	$42.7
Recognized during the year	(8.6)
Deferred during the year	5.7
Balance at December 28, 2025	$39.8
The balance of deferred franchise revenue as of December 28, 2025 is expected to be recognized as follows:

Fiscal Years	(In millions)
2026	$5.6
2027	4.7
2028	3.8
2029	3.3
2030	3.0
Thereafter	19.4
Total	$39.8
4. Receivables
Total receivables balances at December 28, 2025 and December 29, 2024 were as follows:

Receivables	2025	2024
	(In millions)
Accounts receivable	$75.2	$72.0
Gift card receivables	33.3	34.7
Notes receivable	20.9	14.7
Leases receivable	24.8	31.5
Other receivables	4.9	2.9
	159.1	155.8
Less: allowance for doubtful accounts and notes receivable	(6.3)	(4.7)
	152.8	151.1
Less: current portion	(119.0)	(115.2)
Long-term receivables	$33.8	$35.9

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

4. Receivables (Continued)
Changes in the allowance for credit losses during the years ended December 28, 2025 and December 29, 2024 were as follows:

Total
(In millions)
Balance, December 31, 2023	$9.5
Bad debt expense (recovery)	0.7
Other	0.1
Write-offs	(5.5)
Balance, December 29, 2024	$4.7
Bad debt expense (recovery)	3.4
Other	(0.3)
Write-offs	(1.5)
Balance, December 28, 2025	$6.3
The $5.5 million of write-offs for the year ended December 29, 2024 is primarily due to $3.8 million recorded for notes receivable and $1.0 million recorded for accounts receivable. The $3.4 million of bad debt expense recorded for the year ended December 28, 2025 is primarily due to $2.6 million recorded for accounts receivable. All other adjustments to the reserve for both years presented is not significant.
The Company's primary credit quality indicator for all portfolio segments is delinquency. Generally, the notes receivables, real estate leases receivables, equipment leases receivables, and other receivables (primarily consists of credit card receivables) are not delinquent.
The year of origination of the Company's notes and financing receivables at December 28, 2025 is as follows:

	Notes receivable, short and long-term	Leases Receivables	Total
	(In millions)
2025	$8.8	$1.4	$10.2
2024	7.2	2.0	9.2
2023	4.4	3.5	7.9
2022	0.3	7.3	7.6
2021	0.2	1.9	2.1
Prior	—	8.8	8.8
Total	$20.9	$24.9	$45.8
The Company does not place its financing receivables in non-accrual status.

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)
5. Property and Equipment
Property and equipment by category:

	December 28, 2025	December 29, 2024
	(In millions)
Leaseholds and improvements	$226.2	$222.2
Properties under finance leases	56.5	57.5
Equipment and fixtures	20.1	15.2
Buildings and improvements	44.9	48.2
Construction in progress	16.4	4.3
Internal-use software	74.0	71.5
Land	40.3	44.4
Property and equipment, gross	478.4	463.3
Less: accumulated depreciation and amortization	(317.9)	(307.2)
Property and equipment, net	$160.5	$156.1
The Company recorded depreciation expense on property and equipment of $31.0 million, $28.6 million and $24.7 million for the years ended December 28, 2025, December 29, 2024 and December 31, 2023, respectively.
Accumulated depreciation and amortization includes accumulated amortization for properties under finance leases in the amount of $40.9 million and $41.3 million as of December 28, 2025 and December 29, 2024, respectively.
6. Goodwill
Changes in the carrying amount of goodwill for the years ended December 28, 2025, December 29, 2024 and December 31, 2023 were as follows:

	Franchise Segment	Company-Owned Restaurants Segment	Total
	(In millions)
Balance at January 1, 2023	$254.0	$—	$254.0
Purchase price adjustment	0.1	—	0.1
Balance at December 31, 2023	254.1	—	254.1
Business acquisition	—	2.8	2.8
Impairment loss	(7.1)	—	(7.1)
Disposition of assets	—	(1.2)	(1.2)
Balance at December 29, 2024	247.0	1.6	248.6
Business acquisition	—	1.6	1.6
Purchase price adjustment	—	(0.6)	(0.6)
Balance at December 28, 2025	$247.0	$2.6	$249.6
In November 2024, the Company acquired 56 Applebee's restaurants from franchisees, of which nine were simultaneously refranchised and sold to a different franchisee. The Company completed the purchase price allocation as described in Note 18 - Business Acquisition of the Notes to the Consolidated Financial Statements, and allocated $2.8 million of resulting goodwill to the Company-owned restaurants Segment. The Company simultaneously allocated $1.2 million of this goodwill to the disposal group related to the refranchising and sale of the restaurant assets of the nine Applebee's company-owned restaurants.
In May 2025, the Company acquired 12 Applebee's restaurants from a franchisee as described in Note 18 - Business Acquisition of the Notes to the Consolidated Financial Statements, and allocated $1.6 million of resulting goodwill to the Company-owned restaurants Segment.
Gross and net carrying amounts of goodwill at December 28, 2025 and December 29, 2024 are as follows:

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

6. Goodwill (Continued)

	December 28, 2025			December 29, 2024
	Gross	Accumulated Impairment Loss	Net	Gross	Accumulated Impairment Loss	Net
	(In millions)
Franchise Segment	$704.6	$(457.6)	$247.0	$704.6	$(457.6)	$247.0
Company-Owned Restaurants Segment	2.6	—	2.6	1.6	—	1.6
Total	$707.2	$(457.6)	$249.6	$706.2	$(457.6)	$248.6
2025 Assessment
In the fourth quarter of 2025, the Company performed qualitative assessments of its goodwill in accordance with its accounting policies. As result of the qualitative assessment, the Company concluded it was more likely than not that the fair values of each reporting unit exceeded the respective carrying amounts and therefore, a quantitative test of impairment was not necessary.
2024 Assessment
In the fourth quarter of 2024, the Company noted, the unfavorable trend in Fuzzy's same-restaurant sales experienced throughout the year and a decrease in Fuzzy's revenue compared to the same period of the prior year. Based on these unfavorable developments, the Company determined that indicators of impairment existed and that a test of goodwill for impairment should be performed in the fourth quarter of 2024.
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
7. Other Intangible Assets
Changes in the balance for the years ended December 28, 2025, December 29, 2024 and December 31, 2023 are as follows:

	Tradenames	Franchising Rights	Other	Total
	(In millions)
Balance at December 31, 2023	525.2	53.0	7.8	586.0
Amortization expense	—	(10.7)	(0.1)	(10.8)
Additions	—	—	0.8	0.8
Disposition	—	—	(0.3)	(0.3)
Balance at December 29, 2024	525.2	42.3	8.2	575.7
Impairment	(29.0)	—	(2.8)	(31.8)
Amortization expense	—	(10.7)	(1.1)	(11.9)
Additions	—	—	2.1	2.1
Balance at December 28, 2025	$496.2	$31.6	$6.3	$534.1
The $29.0 million Fuzzy's tradename impairment recorded in Closure and impairment charges in the Consolidated Statements of Comprehensive Income in fiscal year 2025 was determined by comparing the carrying amount of tradename to its fair value.

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

7. Other Intangible Assets (Continued)
Gross and net carrying amounts of intangible assets subject to amortization and the respective weighted average amortization period at December 28, 2025 and December 29, 2024 are as follows:

	December 28, 2025				December 29, 2024
	Gross	Accumulated Amortization	Net	Weighted Average Remaining Period	Gross	Accumulated Amortization	Net	Weighted Average Remaining Period
	(In millions)				(In millions)
Franchising rights	$214.8	$(183.2)	$31.6	7.9	$214.8	$(172.5)	$42.3	7.6
Other	2.2	(1.2)	1.0	9.1	3.9	(0.7)	3.2	10.5
Total	$217.0	$(184.4)	$32.6	7.9	$218.7	$(173.2)	$45.5	7.8
Given the recent performance of the business, the Company reassessed the Fuzzy's tradename's life and determined it to be finite. The estimated annual amortization expense of the Fuzzy's tradename and other intangible assets is as follows:

	Franchising rights	Tradename and other	Total
	(In millions)
2026	$11.3	$3.0	$14.2
2027	10.3	2.9	13.1
2028	1.3	2.9	4.1
2029	1.3	2.9	4.1
2030	1.3	2.9	4.1
Thereafter	6.3	14.3	20.6

8. Long-Term Debt
The Company's long-term debt consists of the following:

	December 28, 2025	December 29, 2024
	(In millions)
Series 2019-1 4.723% Fixed Rate Senior Secured Notes, Class A-2-II	—	594.0
Series 2022-1 Variable Funding Senior Notes, Class A-1(a)	—	100.0
Series 2023-1 7.824% Fixed Rate Senior Secured Notes, Class A-2	500.0	500.0
Series 2025-1 6.720% Fixed Rate Senior Secured Notes, Class A-2	600.0	—
Series 2025-1 Variable Funding Senior Notes, Class A-1(b)	100.0	—
Unamortized debt issuance costs	(11.8)	(7.4)
Long-term debt, net of debt issuance costs	1,188.2	1,186.6
Current portion of long-term debt	—	(100.0)
Long-term debt	$1,188.2	$1,086.6
_________________________________
(a)Variable interest rate of 7.14% at December 29, 2024.
(b)Variable interest rate of 6.56% at December 28, 2025.
Long-Term Debt
On April 17, 2023, Applebee’s Funding LLC and IHOP Funding LLC (the “Co-Issuers”) completed a refinancing transaction and issued $500 million of Series 2023-1 7.824% Fixed Rate Senior Secured Notes, Class A-2 (the “2023 Class A-2 Notes”). The 2023 Class A-2 Notes were issued pursuant to an offering exempt from registration under the Securities Act of 1933, as amended.
On June 17, 2025, the Co-Issuers completed a refinancing transaction and issued $600 million of Series 2025-1 6.720% Fixed Rate Senior Secured Notes, Class A-2 (the “2025 Class A-2 Notes”). The Company used the net proceeds of the 2025 Class A-2 Notes to repay the entire outstanding balance of approximately $594.0 million of the Series 2019-1 4.723% Fixed Rate Senior Secured Notes, Class A-2-II (the "2019 Class A-2-II Notes") and to pay fees and expenses incurred in connection

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

8. Long-Term Debt (Continued)
with the issuance of the 2025 Class A-2 Notes. The 2023 Class A-2 Notes and the 2025 Class A-2 Notes are referred to collectively herein as the "A-2 Notes".
Also on June 17, 2025, the Co-Issuers established a new revolving financing facility, the Series 2025-1 Variable Funding Senior Notes, Class A-1 (the “Credit Facility”), that allows for drawings up to $325 million of variable funding notes on a revolving basis and the issuance of letters of credit. In connection with this transaction, the Co-Issuers terminated their existing $325 million revolving financing facility, the Series 2022-1 Variable Funding Senior Notes, Class A-1 (the "2022 Credit Facility"). The 2023 Class A-2 Notes, the Credit Facility and the 2025 Class A-2 Notes (collectively referred to herein as the "Notes") were issued in securitization transactions pursuant to which substantially all the domestic revenue-generating assets and domestic intellectual property held by the Co-Issuers and certain other special-purpose, wholly-owned indirect subsidiaries of the Company (the “Guarantors”) were pledged as collateral.
The Notes were issued under a Base Indenture, dated as of September 30, 2014, amended and restated as of June 5, 2019 and April 17, 2023 (the “Base Indenture”). The 2023 Class A-2 Notes were issued under the related Series 2023-1 Supplement to the Base Indenture, dated April 17, 2023 (the “Series 2023-1 Supplement”) and the 2025 Class A-2 Notes and the Credit Facility were issued under the related Series 2025-1 Supplement to the Base Indenture, dated June 17, 2025 (the "Series 2025-1 Supplement", collectively, the “Indenture”).
The A-2 Notes
The legal final maturity of the 2023 Class A-2 Notes is in March 2053 and the 2025 Class A-2 Notes is in June 2055. However, it is anticipated that, unless repaid earlier to the extent permitted under the Indenture, the 2023 Class A-2 Notes will be repaid in June 2029 and the 2025 Class A-2 Notes in June 2030 (the “A-2 Anticipated Repayment Dates”). If the Co-Issuers have not repaid or refinanced the A-2 Notes by those respective dates, additional interest will accrue at the greater of: (A) 5.0% and (B) the amount, if any, by which the sum of the following exceeds the 2023 Class A-2 Notes' or the 2025 Class A-2 Notes', as applicable, stated interest rates: (x) the yield to maturity as of the A-2 Anticipated Repayment Dates of the United States Treasury Security having a term closest to 10 years plus (y) 9.24% with respect to the 2023 Class A-2 Notes or 7.85% with respect to the 2025 Class A-2 Notes.
While the A-2 Notes are outstanding, payment of principal and interest is required to be made on a quarterly basis. The quarterly principal payment of $1.25 million on the 2023 Class A-2 Notes and $1.5 million on the 2023 Class A-2 Notes may be suspended when the leverage ratio for the Company and its subsidiaries is less than or equal to 5.25x.
As of December 28, 2025, the Company's leverage ratio was approximately 4.84x. As a result, quarterly principal payments on the A-2 Notes are not required.
The Company may voluntarily repay the A-2 Notes at any time; however, if they are repaid prior to certain dates, the Company would be required to pay make-whole premiums. As of December 28, 2025, the make-whole premium associated with voluntary prepayment of the 2023 Class A-2 Notes was approximately $17.4 million and $37.1 million on the 2025 Class A-2 Notes. The Company is also subject to a make-whole premium in the event of a mandatory prepayment required following a Rapid Amortization Event or certain asset dispositions. The make-whole premiums are considered derivatives embedded in the A-2 Notes that must be bifurcated for separate accounting. The Company estimated the fair value of these derivatives to be immaterial as of December 28, 2025.
The Credit Facility
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
The legal final maturity of the Credit Facility is June 2055, but rapid amortization will apply if there are outstanding amounts under the Credit Facility after June 2030. The June 2030 date may be extended at the Co-Issuers’ election for up to two successive one-year periods if certain conditions are met. If the Co-Issuers have not repaid or refinanced the Credit Facility by June 2030 (after giving effect to any extensions), then interest will accrue on the Credit Facility at a rate equal to 5.00% in addition to the regular interest rate applicable to the Credit Facility at that time.
As of December 28, 2025, the outstanding balance of the Credit Facility was $100 million. The amount of $0.6 million was pledged against the Credit Facility for outstanding letters of credit, leaving $224.4 million of the Credit Facility available for

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

8. Long-Term Debt (Continued)
borrowing at December 28, 2025. It is anticipated that the principal and interest on the Credit Facility will be repaid in full on or prior to the quarterly payment date in June 2030, subject to the two extensions. The weighted average interest rate for the period outstanding during the twelve months ended December 28, 2025 was 6.78%.
Management Agreement
Under the terms of the Management Agreement, dated September 30, 2014, as amended and restated, among the Co-Issuers and the Guarantors (collectively, the “Securitization Entities”), the Company, Applebee’s Services, Inc., International House of Pancakes, LLC and the Trustee, the Company will act as the manager with respect to substantially all of the assets of the Securitization Entities (the “Securitized Assets”). The primary responsibilities of the manager will be to perform certain franchising, distribution, intellectual property and operational functions on behalf of the Securitization Entities with respect to the Securitized Assets pursuant to the Management Agreement. The manager will be entitled to the payment of the weekly management fee, as set forth in the Management Agreement and will be subject to the liabilities set forth in the Management Agreement.
Covenants and Restrictions
The Notes are subject to a series of covenants and restrictions customary for transactions of this type, including: (i) that the Co-Issuers maintain specified reserve accounts to be used to make required payments in respect of the Notes, (ii) provisions relating to optional and mandatory prepayments, and the related payment of specified amounts, including specified call redemption premiums in the case of the A-2 Notes; (iii) certain indemnification payments in the event, among other things, the transfers of the assets pledged as collateral for the Notes are in stated ways defective or ineffective and (iv) covenants relating to recordkeeping, access to information and similar matters. The Notes are subject to customary rapid amortization events provided for in the Indenture, including events tied to failure of the Securitization Entities (as defined in the Indenture) to maintain the stated debt service coverage ratio (“DSCR”), the sum of domestic retail sales for all restaurants being below certain levels on certain measurement dates, certain manager termination events, certain events of default and the failure to repay or refinance the A-2 Notes on the anticipated repayment dates. The Notes are also subject to certain events of default, including events relating to non-payment of required interest, principal or other amounts due on or with respect to the Notes, failure of the Securitization Entities to maintain the stated DSCR, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties and certain judgments.
In general, the DSCR ratio is Net Cash Flow (as defined in the Indenture) for the four quarters preceding the calculation date divided by the total debt service payments (as defined in the Indenture) of the preceding four quarters. The complete definitions of the DSCR and all calculation elements are contained in the Indenture. Failure to maintain a prescribed DSCR can trigger a Cash Trapping Event, A Rapid Amortization Event, a Manager Termination Event or a Default Event (each as defined in the Indenture) as described below. In a Cash Trapping Event, the Trustee is required to retain respective Cash Trapping Percentage (as defined in the Indenture) of excess cash flow in a restricted account. In a Rapid Amortization Event, all excess cash flow is retained and used to retire principal amounts of debt. In a Manager Termination Event, the Company may be replaced as manager of the assets securitized under the Indenture. In a Default Event, the outstanding principal amount and any accrued but unpaid interest can be called to become immediately due and payable. Key DSCRs are as follows:
•DSCR less than 1.75x - Cash Flow Sweeping Event
•DSCR less than 1.20x - Rapid Amortization Event
•Interest-only DSCR less than 1.20x - Manager Termination Event
•Interest-only DSCR less than 1.10x - Default Event
The Company's DSCR for the reporting period ended December 28, 2025 was approximately 3.0x.
Repurchase Program
On February 16, 2023, the Company's Board of Directors authorized a debt repurchase program of up to $100 million. Repurchases of the Company's debt, if any, are expected to reduce future interest payments, as well as future amounts due at maturity or upon redemption. Under the authorization, the Company may make repurchases of the Company's debt from time to time in the open market or in privately negotiated transactions upon such terms and at such prices as management may determine.

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

8. Long-Term Debt (Continued)
Debt Issuance Costs
Credit Facility
In June 2025, the Company incurred costs of approximately $4.1 million in connection with the issuance of the Credit Facility. These debt issuance costs are deferred along with the unamortized costs of the terminated 2022 Credit Facility and are being amortized over the terms of the new arrangement. Amortization costs of $1.2 million, $1.2 million and $1.2 million were included in interest expense for the years ended December 28, 2025, December 29, 2024 and December 31, 2023. As of December 28, 2025, total unamortized debt issuance costs of $6.3 million related to the Credit Facility are classified as other non-current assets in the Consolidated Balance Sheets.
2025 Class A-2 Notes
The Company incurred costs of approximately $7.6 million in connection with the issuance of the 2025 Class A-2 Notes. These debt issuance costs are being amortized using the effective interest method over estimated life of the 2025 Class A-2 Notes. Amortization costs of $0.7 million were included in interest expense for the year ended December 28, 2025. As of December 28, 2025, unamortized debt issuance costs of $6.8 million are reported as a direct reduction of the 2025 Class A-2 Notes in the Consolidated Balance Sheets.
2023 Class A-2 Notes
The Company incurred costs of approximately $8.0 million in connection with the issuance of the 2023 Class A-2 Notes. These debt issuance costs are being amortized using the effective interest method over the estimated life of the 2023 Class A-2 Notes. Amortization costs of $1.2 million, $1.1 million, and $0.7 million were included in interest expense for the years ended December 28, 2025, December 29, 2024 and December 31, 2023, respectively. As of December 28, 2025, unamortized debt issuance costs of $5.0 million are reported as a direct reduction of the 2023 Class A-2 Notes in the Condensed Consolidated Balance Sheets.
2019 Class A-2-II Notes
Debt issuance costs incurred in connection with the issuance of the 2019 Class A-2-II Notes were amortized using the effective interest method over the estimated life of the 2019 Class A-2-II Notes. The 2019 Class A-2-II Notes amortization costs of $0.4 million, $1.0 million, and $1.6 million were included in interest expense for the years ended December 28, 2025, December 29, 2024 and December 31, 2023, respectively. In connection with the repayment of the 2019 Class A-2-II Notes discussed above, the Company recognized a loss on extinguishment of debt of $0.9 million, representing the remaining unamortized debt issuance costs.
9. Leases
The Company currently leases from third parties the real property for company-owned and certain of its franchise operated restaurants and subleases to the franchisees for franchise operated restaurants. The Company also leases office space for its principal corporate office in Pasadena, California and a restaurant support center in Irving, Texas. The Company does not have a significant amount of non-real estate leases.
The Company's existing leases/subleases related to IHOP restaurants generally provide for an initial term of 20 to 25 years, with most having one or more five-year renewal options. Leases related to Applebee's restaurants generally have an initial term of 10 to 20 years, with renewal terms of five to 20 years. Option periods were not included in determining liabilities and right-of-use assets related to operating leases. Leases also include variable rental payments based on a percentage of restaurant sales if restaurant sales threshold are met.

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

9. Leases (Continued)
The Company's lease cost for the years ended December 28, 2025, December 29, 2024 and December 31, 2023 was as follows:

	2025	2024	2023
	(In millions)
Finance lease cost:
Amortization of right-of-use assets	$2.7	$2.6	$2.5
Interest on lease liabilities	2.7	2.9	2.8
Operating lease cost	81.9	74.1	75.3
Variable lease cost	7.9	8.0	7.8
Short-term lease cost	—	—	—
Lease cost	$95.2	$87.6	$88.4
Maturity analysis of the finance lease and operating lease liabilities as of December 28, 2025 were as follows:

	Finance Leases	Operating Leases
Fiscal Years	(In millions)
2026	$7.6	$91.7
2027	6.8	72.3
2028	5.3	56.1
2029	5.4	53.6
2030	4.9	48.5
Thereafter	19.0	156.4
Total minimum lease payments	49.0	478.6
Less: interest/imputed interest	(11.7)	(105.7)
Total obligations	37.3	372.9
Less: current portion	(5.1)	(67.6)
Long-term lease obligations	$32.2	$305.3
Other lease information is as follows:

	2025	2024	2023
	(In millions)
Assets obtained in exchange for operating lease obligations	$72.3	$109.4	$47.9
Assets obtained in exchange for finance lease obligations	$3.8	$6.8	$10.5

	2025	2024
	(In millions)
Weighted-average remaining lease term - operating leases	6.4 years	6.2 years
Weighted-average remaining lease term - finance leases	5.3 years	5.5 years
Weighted-average discount rate - operating leases	6.2%	6.1%
Weighted-average discount rate - finance leases	9.1%	9.2%

During the years ended December 28, 2025, December 29, 2024 and December 31, 2023, the Company made the following cash payments for leases:

	2025	2024	2023
	(In millions)
Cash paid on operating leases	$89.0	$83.8	$75.2
Cash paid on finance leases	5.0	5.6	6.4

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

9. Leases (Continued)
The Company's income from operating leases for the years ended December 28, 2025, December 29, 2024 and December 31, 2023 was as follows:

	2025	2024	2023
	(In millions)
Minimum lease payments	$89.1	$96.0	100.7
Variable lease income	17.1	17.4	17.5
Total operating lease income	$106.2	$113.4	$118.2
The Company's income from real estate leases receivable at December 28, 2025, December 29, 2024 and December 31, 2023 was as follows:

	2025	2024	2023
	(In millions)
Selling profit	$0.4	$0.2	$0.2
Interest income	1.2	1.2	1.1
Variable lease income	0.3	0.3	0.4
Total financing lease income	$1.9	$1.7	$1.7
Future lease payments to be received as lessor under noncancellable real estate leases as of December 28, 2025 were as follows:

Fiscal Years	Sales-Type Leases	Operating Leases
	(in millions)
2026	$2.7	$88.8
2027	2.7	73.2
2028	2.7	58.9
2029	2.6	51.4
2030	2.5	47.2
Thereafter	11.5	158.5
Total minimum rents receivable	24.8	478.0
Less: unearned income	(6.6)
Total real estate leases receivable	18.2
Less: current portion	(1.6)
Long-term real estate leases receivable	$16.6
Sale-Leaseback Transaction
In 2007, the Company entered into a Purchase and Sale Agreement relating to the sale and leaseback of 181 parcels of real property (the “Sale-Leaseback Transaction”), each of which is improved with a restaurant operating as an Applebee's Neighborhood Grill and Bar (the “Properties”). Under these agreements, the Company sold the Properties and then leased the Properties back through leaseback transactions.
Based on certain criteria and in accordance with GAAP under ASC 842, Leases, these transactions were accounted for as failed sale-leasebacks. As a result, the assets of the Properties remain on the Consolidated Balance Sheet at their historical net book value and are depreciated over the remaining term of the applicable master lease. Financing liabilities were recognized in the amount of the proceeds received. The Company does not recognize rent expense related to the leased assets. Instead, monthly rent payments under the applicable master lease agreement are recorded as interest expense and a reduction of the outstanding liability.
As of December 28, 2025 the long-term outstanding liability of $19.3 million was recorded in Other non-current liabilities and the current outstanding liability of $1.5 million was recorded in Current portion of finance leases on the Consolidated Balance Sheets related to the financing liability.

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

9. Leases (Continued)
As of December 28, 2025, future minimum lease payments under financing obligations during the initial terms of the leases related to the sale-leaseback transactions are as follows:

Fiscal Years	(In millions)
2026	$4.0
2027	3.7
2028	18.4
2029	—
2030	—
Thereafter	—
Total minimum lease payments	26.1
Less: interest	(5.4)
Total financing obligations	20.7
Less: current portion	(1.5)
Long-term financing obligations	$19.3

10. Commitments and Contingencies
Purchase Commitments
In some instances, the Company enters into commitments to purchase advertising and other items. Most of these agreements are fixed price purchase commitments. As of December 28, 2025, the outstanding purchase commitments were $104.4 million, of which $82.6 million related to advertising over the next twelve months.
Lease Guarantees
In connection with refranchising restaurants to franchisees, in certain cases the Company has guaranteed lease payments. As of December 28, 2025 and December 29, 2024 the notional amount of lease guarantees by the Company were $323.1 million and $345.0 million, respectively. Excluding unexercised option periods, the Company's potential liability for future payments under these leases were $83.1 million and $90.5 million as of December 28, 2025 and December 29, 2024, respectively. These amounts represent the maximum potential liability of future payments under these leases. These leases expire at the end of the respective lease terms, which range from 2026 through 2058. In the event of default, the indemnity and default clauses in our sale or assignment agreements govern our ability to pursue and recover damages incurred. No material liabilities for these guarantees have been recorded as of December 28, 2025.
Litigation, Claims and Disputes
The Company is subject to various lawsuits, governmental inspections, administrative proceedings, audits, and claims arising in the ordinary course of business. Some of these lawsuits purport to be class actions and/or seek substantial damages. The Company is required to record an accrual for litigation loss contingencies that are both probable and reasonably estimable. Legal fees and expenses associated with the defense of the Company's litigation are expensed as incurred. In the opinion of management, these matters are adequately covered by insurance or, if not so covered, are without merit or are of such a nature or involve amounts that would not have a material adverse impact on the Company's business or consolidated financial statements. Management regularly assesses the Company's insurance deductibles, analyzes litigation information with the Company's attorneys and evaluates its loss experience in connection with pending legal proceedings. While the Company does not presently believe that any of the legal proceedings to which the Company is currently a party will ultimately have a material adverse impact on the Company, there can be no assurance that the Company will prevail in all the proceedings the Company is party to, or that the Company will not incur material losses from them.
Letters of Credit
The Company provides letters of credit, primarily to various insurance carriers to collateralize obligations for outstanding claims. As of December 28, 2025, the Company had approximately $0.6 million of unused letters of credit outstanding that reduce the Company's available borrowing under its Credit Facility. These letters of credit expire on various dates in 2026 and are automatically renewed for an additional year if no cancellation notice is submitted.

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)
11. Stockholders' Deficit
Stock Repurchase Programs
On February 17, 2022, the Company's Board of Directors authorized a share repurchase program, effective April 1, 2022, of up to $250 million (the “2022 Repurchase Program”). In connection with the approval of the 2022 Repurchase Program, all prior repurchase programs terminated effective April 1, 2022.
A summary of shares repurchased under the current 2022 Repurchase Program and prior programs, during the years ended December 28, 2025, December 29, 2024 and December 31, 2023 is as follows:

	Shares	Cost of shares
		(In millions)
Repurchased during the year ended December 28, 2025	2,352,636	$60.1
Repurchased during the year ended December 29, 2024	269,621	$12.0
Repurchased during the year ended December 31, 2023	446,189	$26.1
Repurchases prior to fiscal year 2023	1,149,589	$78.7
Cumulative repurchases	4,218,035	$176.8
Remaining value of shares that may be repurchased under the 2022 Repurchase Program	n/a	$73.2
Dividends
During the fiscal years ended December 28, 2025, December 29, 2024 and December 31, 2023, the Company declared and paid dividends on common stock as follows:

Year ended December 28, 2025	Declaration Date	Payment Date	Dividends declared per share	Total dividends declared	Total dividends paid
				(In millions)	(In millions)
Payment of prior year declaration	n/a	January 7, 2025	$—	$7.8	$7.8
First quarter	February 21, 2025	April 4, 2025	0.51	8.0	8.0
Second quarter	May 14, 2025	July 9, 2025	0.51	7.8	7.8
Third quarter	September 4, 2025	October 8, 2025	0.51	7.4	7.4
Fourth quarter	November 5, 2025	January 7, 2026	0.19	2.5	—
Total			$1.72	$33.5	$31.0

Year ended December 29, 2024	Declaration Date	Payment Date	Dividends declared per share	Total dividends declared	Total dividends paid
Payment of prior year declaration	n/a	January 5, 2024	$—	$7.7	$7.7
First quarter	February 26, 2024	April 5, 2024	0.51	7.9	7.9
Second quarter	May 14, 2024	July 5, 2024	0.51	7.8	7.8
Third quarter	September 5, 2024	October 8, 2024	0.51	7.8	7.8
Fourth quarter	November 22, 2024	January 7, 2025	0.51	7.8	—
Total			$2.04	$39.0	$31.3

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

11. Stockholders' Deficit (Continued)

Year ended December 31, 2023	Declaration Date	Payment Date	Dividends declared per share	Total dividends declared	Total dividends paid
Payment of prior year declaration	n/a	January 6, 2023	$—	$8.0	$8.0
First quarter	February 21, 2023	March 31, 2023	0.51	8.0	8.0
Second quarter	May 11, 2023	July 7, 2023	0.51	7.9	7.9
Third quarter	September 7, 2023	September 29, 2023	0.51	7.8	7.8
Fourth quarter	November 30, 2023	January 5, 2024	0.51	7.7	$—
Total			$2.04	$39.4	$31.7
Dividends declared on common stock are recorded as a reduction of retained earnings.

12. Closure and Impairment Charges

	2025	2024	Change
	(In millions)
Closure charges	$5.0	$2.2	$(2.8)
Goodwill impairment	—	7.1	7.1
Tradename impairment	29.0	—	(29.0)
Other asset impairment charges	6.0	—	(6.0)
Total	$40.0	$9.2	$(30.7)
Closure charges
For the year ended December 28, 2025, the Company recorded $5.0 million of closure charges primarily comprised of $3.6 million for restaurant closure costs related to IHOP restaurants closed in 2025 or earlier. This includes $2.0 million related to two leased properties the Company acquired in March 2025 and closed during 2025 related to the acquisition and closure of certain IHOP restaurants. The Company also incurred $0.7 million related to the exit of office space in the Leawood, Kansas restaurant support center.
The closure charges of $2.2 million for the year ended December 29, 2024 were $1.5 million for revisions to existing reserves, for approximately 21 IHOP restaurants closed prior to 2023, and $0.6 million related to the office space in the Leawood, Kansas restaurant support center referenced above.
Intangible assets impairment charges
In the fourth quarter of 2025, the Company determined the Fuzzy's tradename intangible asset was impaired and recorded a $29.0 million noncash impairment charge. In the fourth quarter of 2024, the Company wrote off goodwill of $7.1 million related to our acquisition of Fuzzy's. See Note 2 - Basis of Presentation and Summary of Significant Accounting Policy, Note 6 - Goodwill and Note 7 - Other Intangible Assets of the Notes to the Consolidated Financial Statements.
Asset Impairment Charges
The $6.0 million impairment charge of other assets for the year ended December 28, 2025 primarily relates to $2.7 million of off-market leases attributable to the acquisition and closure of certain IHOP restaurants in March 2025, $2.0 million write-off of work-in-process assets associated with the transition of Applebee's to a new point-of-sale platform, and a $1.0 million write off of an investment the Company had in a robotic automation company focused on developing automation solutions for the food industry.
13. Stock-Based Incentive Plans
General Description
Currently, the Company is authorized to grant stock options, stock appreciation rights, restricted stock, cash-settled and stock-settled restricted stock units and performance units to employees and non-employee directors under the Dine Brands

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

13. Stock-Based Incentive Plans (Continued)
Global, Inc. 2019 Stock Incentive Plan (the “Plan”). The Plan was approved by stockholders on May 14, 2019 to permit the issuance of up to 2,050,000 shares (subject to adjustment as defined in the Plan for shares that may become available from prior plans) of the Company’s common stock for incentive stock awards. The Plan was amended and approved by stockholders on May 14, 2022 to permit the issuance of an additional 2,020,000 shares (subject to adjustment as defined in the Plan Amendment for shares that may become available from prior plans) of the Company’s common stock for incentive stock awards. The Plan will expire in May 2029.
Stock-Based Compensation Expense
Non-qualified stock options generally vest ratably over a three-year period in one-third increments and have a life of ten years from the grant date. Options vest immediately upon a change in control of the Company, as defined in the Plan. Option exercise prices equal the closing price of the Company's common stock on the New York Stock Exchange on the date of grant. Restricted stock and restricted stock units are issued at no cost to the holder and vest over terms as determined under the Plan. Generally, these awards vest either three years from the date of grant or in one-third increments over three years. These awards also vest immediately upon a change in control of the Company, as defined in the Plan. The Company utilizes treasury stock or issues new shares from its authorized but unissued share pool when vested stock options are exercised, restricted stock awards are granted and when restricted stock units vest. See Note 11, Stockholders' Deficit, of Notes to the Consolidated Financial Statements, for treasury shares utilized related to equity grants during the years ended December 28, 2025, December 29, 2024 and December 31, 2023.
The following table summarizes the Company's stock-based compensation expense included as a component of general and administrative expenses in the Consolidated Statements of Comprehensive Income:

	2025	2024	2023
	(In millions)
Equity classified awards expense	$13.4	$16.0	$12.0
Liability classified awards expense	2.5	0.3	(1.4)
Total stock-based compensation expense	15.9	16.3	10.6
As of December 28, 2025, total unrecognized compensation cost related to restricted stock awards and restricted stock units of $14.6 million and $0.8 million related to stock options is expected to be recognized over a weighted average period of approximately 1.4 years for restricted stock and restricted stock units and 0.8 years for stock options.
Equity Classified Awards - Stock Options
The per share fair values of the stock options granted have been estimated as of the grant date using the Black-Scholes option pricing model. The Black-Scholes model considers, among other factors, the expected life of the option and the historical volatility of the Company's share price.
The following table summarizes the assumptions used in the Black-Scholes model for stock options granted in the years then ended. No options were granted for the year ended December 28, 2025.

	2024	2023
Risk free interest rate	4.3%	4.4%
Weighted average historical volatility	70.2%	70.9%
Dividend yield	4.2%	2.7%
Expected years until exercise	4.5	4.5
Weighted average fair value of options granted	$22.3	$37.4

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

13. Stock-Based Incentive Plans (Continued)
Stock option activity for the year ended December 28, 2025 is summarized as follows:

	Number of Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2023	539,575	75.65	n/a	n/a
Granted	74,390	74.94	n/a	n/a
Exercised	(69,443)	54.90	n/a	n/a
Forfeited	(20,876)	79.11	n/a	n/a
Expired	(61,140)	82.47	n/a	n/a
Outstanding at December 31, 2023	462,506	77.59	n/a	n/a
Granted	133,729	49.06	n/a	n/a
Forfeited	(14,717)	56.03	n/a	n/a
Expired	(56,872)	87.07	n/a	n/a
Outstanding at December 29, 2024	524,646	69.89	n/a	n/a
Forfeited	(10,318)	54.10	n/a	n/a
Expired	(33,746)	85.57	n/a	n/a
Outstanding at December 28, 2025	480,582	69.13	4.57	$—
Vested and Expected to Vest at December 28, 2025	476,186	$69.30	4.54	$—
Exercisable at December 28, 2025	405,052	$71.91	3.94	$—
The total intrinsic value of options exercised during the year ended December 31, 2023 was $1.1 million.
Cash received from options exercised under all stock-based payment arrangements for the year ended December 31, 2023 was $3.8 million. The tax benefit realized for the tax deduction from option exercises under the stock-based payment arrangements for the year ended December 31, 2023 was $0.3 million.
Equity Classified Awards - Restricted Stock and Restricted Stock Units
Activity in equity classified awards of restricted stock and restricted stock units for the years then ended is as follows:

	Shares of Restricted Stock	Weighted Average Grant-Date Per Share Fair Value	Restricted Stock Units	Weighted Average Grant-Date Per Share Fair Value
Outstanding at January 1, 2023	355,900	$73.57	123,895	$62.11
Granted	211,820	73.12	21,731	74.01
Vested/Distributed	(165,533)	73.64	(47,857)	64.04
Forfeited	(63,565)	73.15	(39,294)	77.23
Outstanding at December 31, 2023	338,622	73.33	58,475	54.07
Granted	311,955	47.55	32,630	49.06
Vested/Distributed	(155,368)	74.37	(18,115)	73.97
Forfeited	(73,750)	60.10	(37)	74.94
Outstanding at December 29, 2024	421,459	56.18	72,953	46.83
Granted	539,374	26.13	56,213	26.13
Vested/Distributed	(199,439)	59.81	(34,030)	47.70
Forfeited	(88,735)	39.08	(36,516)	39.61
Outstanding at December 28, 2025	672,659	$33.26	58,620	$31.78

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

13. Stock-Based Incentive Plans (Continued)
Liability Classified Awards - Long-Term Incentive Awards
The Company has granted annual cash LTIP awards that vest over a three-year period. The awards use a multiplier from 0% to 200% of the target amount based on the total stockholder return of the Company's common stock compared to the total stockholder returns of a peer group of companies. The expense for these awards are recognized ratably over their life. For the years ended December 28, 2025, December 29, 2024 and December 31, 2023, the Company recorded an expense of $2.4 million, $0.2 million and a reversal of expense of $1.4 million, respectively. As of December 28, 2025 and December 29, 2024, a liability of $3.3 million and $0.8 million, respectively, was recorded as Other non-current liabilities on the Consolidated Balance Sheets.
14. Employee Benefit Plans
401(k) Savings and Investment Plan
The Company matches 100% of the first four percent of the employee's eligible compensation deferral and 50% of the next two percent of the employee's eligible compensation deferral. All contributions under this plan vest immediately. Substantially all of the administrative cost of the 401(k) plan is borne by the Company. For the years ended December 28, 2025, December 29, 2024 and December 31, 2023 the Company's matching contribution expense was $3.8 million, $3.4 million and $3.3 million, respectively.
15. Income Taxes
The income from continuing operations before income taxes and provision (benefit) for income taxes for the years ended December 28, 2025, December 29, 2024 and December 31, 2023 was as follows:

Income from continuing operations before income tax expense (benefit)
	2025	2024	2023
	(In millions)
U.S.(1)	$24.9	$88.7	$110.9
Foreign	0.3	0.8	0.8
Total	$25.2	$89.5	$111.7

Income tax expense (benefit) from continuing operations
Current	2025	2024	2023
Federal	$7.2	$25.0	$25.6
State	2.7	3.8	0.6
Foreign(1)	1.6	2.0	2.2
Total Current	11.5	30.8	28.4
Deferred
Federal	(2.1)	(8.1)	(1.2)
State	(1.3)	2.0	(12.6)
Total Deferred	(3.4)	(6.1)	(13.8)
Total income tax expense
Federal	5.1	16.9	24.4
State	1.4	5.8	(12.1)
Foreign	1.6	2.0	2.2
Provision (benefit) for income taxes	$8.1	$24.7	$14.5
_________________________________
(1) Certain foreign-source income is included in U.S. income from continuing operations before income tax expense, while the related withholding taxes are recorded within foreign income tax expense from continuing operations.

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

15. Income Taxes (Continued)
The provision (benefit) for income taxes differs from the statutory Federal income tax for the years ended December 28, 2025, December 29, 2024 and December 31, 2023 as follows:

	2025
	Amount (in millions)	Percent (%)
U.S Federal statutory tax rate	$5.3	21.0%
State and local income taxes, net of federal(1)	$2.0	7.8%
Foreign tax effects
Mexico
Withholding taxes	0.5	2.0%
Puerto Rico
Withholding taxes	0.3	1.4%
Canada
Withholding taxes	0.3	0.8%
Other jurisdictions	0.5	2.3%
Total foreign tax effects	$1.6	6.5%
Effect of changes in tax laws or rates enacted in the current period	—	—%
Effect of cross-border tax laws
Foreign tax credit	(1.5)	(6.1)%
Foreign-derived intangible income (FDII)	(0.3)	(1.0)%
Total effect of cross-border tax laws	$(1.8)	(7.1)%
Tax credits
R&D tax credit	(0.6)	(2.4)%
FICA tip credit	(0.4)	(1.6)%
Total tax credits	$(1.0)	(4.0)%
Changes in valuation allowances	$0.4	1.6%
Nontaxable or nondeductible items
Nondeductible stock compensation	1.3	5.3%
Nondeductible officer's compensation	0.9	3.8%
Other nontaxable or nondeductible items	0.1	0.3%
Total nontaxable or nondeductible items	$2.3	9.3%
Changes in unrecognized tax benefits	$(0.8)	(3.2)%
Other adjustments	$0.1	0.1%
Income tax expense	$8.1	32.0%
_________________________________
(1) State taxes in GA, TX, NJ and MI made up the majority (greater than 50%) of the tax effect in this category.

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

15. Income Taxes (Continued)

	2024	2023
Statutory federal income tax rate	21.0%	21.0%
Non-deductibility of goodwill	0.4	—
Non-deductibility of officer's compensation	1.1	1.1
State and other taxes, net of federal tax benefit	3.9	3.8
State income tax audit settlement	—	(13.5)
Excess tax deficiencies or (benefits)	1.2	(0.7)
Change in unrecognized tax benefits	—	1.1
Change in valuation allowance	0.8	0.7
Changes in tax rates and state tax laws	0.6	—
General business credits	(0.7)	(0.7)
Other	(0.8)	0.2
Effective tax rate	27.5%	13.0%
The Company or one of its subsidiaries files federal income tax returns and tax returns in various state and international jurisdictions. With few exceptions, the Company is no longer subject to federal tax examinations by tax authorities for years before 2022 and state or non-United States tax examinations by tax authorities for years before 2020.
Disclosed below is a summary of income taxes paid, net of refunds by jurisdiction for the year ended December 28, 2025:

(in millions)
United States - Federal	$10.9
United States - State and local(1)	3.3
Total U.S. Federal, State and local	$14.2
Foreign(1)	1.7
Total income taxes paid, net of refunds	$15.9
_________________________________
(1) The amount of income taxes paid during the year for state and foreign does not meet the 5% disaggregation threshold.

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

15. Income Taxes (Continued)
Net deferred tax assets (liabilities) as of December 28, 2025 and December 29, 2024 consisted of the following components:

	2025	2024
	(In millions)
Lease liabilities	$102.2	$104.3
Employee compensation	10.9	8.8
Deferred revenue	37.8	38.9
Tax attributes	13.2	13.5
Other	13.8	8.1
Deferred tax assets	$177.9	$173.6
Valuation allowance	(5.4)	(5.0)
Total deferred tax assets after valuation allowance	$172.5	$168.6
Capitalization and depreciation(1)	(124.6)	(122.1)
Lease assets	(94.8)	(96.1)
Other	(4.3)	(5.0)
Deferred tax liabilities	$(223.7)	$(223.2)
Net deferred tax liabilities	$(51.2)	$(54.6)
_________________________________
(1) Primarily related to the 2007 Applebee's acquisition.
The Company considers new evidence, both positive and negative, that could impact management’s view with regards to future realization of deferred tax assets. Management believes that the future realizability of benefits arising from foreign tax credit carryforwards and certain state net operating loss carryforwards does not meet the more-likely-than-not threshold. In recognition of this risk, there is a valuation allowance of $5.4 million as of December 28, 2025.
The Company had gross operating loss carryforwards for state tax purposes of $112.4 million and $113.7 million as of December 28, 2025 and December 29, 2024, respectively. Certain net operating loss carryforwards will expire in 2029 if not utilized. The Company had income tax credit carryforwards of $7.5 million and $7.5 million as of December 28, 2025 and December 29, 2024, respectively. Certain income tax credit carryforwards will begin to expire in 2029 if not utilized.
The total gross unrecognized tax benefit as of December 28, 2025 and December 29, 2024 was $3.0 million and $2.5 million, respectively, excluding interest, penalties and related income tax benefits. If recognized, these amounts would affect the Company's effective income tax rates.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2025	2024	2023
	(In millions)
Beginning unrecognized tax benefit	$2.5	$3.5	$2.1
Changes for tax positions of prior years	(0.5)	—	—
Increases for tax positions related to the current year	1.1	0.4	1.9
Decreases relating to settlements and lapsing of statutes of limitations	(0.1)	(1.4)	(0.5)
Ending unrecognized tax benefit	$3.0	$2.5	$3.5
As of December 28, 2025, the accrued interest was $0.2 million, excluding any related income tax benefits. As of December 29, 2024, the accrued interest and penalties were $0.8 million, excluding any related income tax benefits. The Company recognizes interest accrued related to unrecognized tax benefits and penalties as a component of the income tax provision recognized in the Consolidated Statements of Comprehensive Income.

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

16. Net Income Per Share
The computation of the Company's basic and diluted net income per share for the years then ended is as follows:

	2025	2024	2023
	(in millions, except per share data)
Numerator for basic and diluted income per common share
Net income	$17.1	$64.9	$97.2
Less: Net income allocated to restricted stock	(1.1)	(1.9)	(2.3)
Net income available to common stockholders - basic and diluted	16.0	63.0	94.9
Denominator
Weighted average outstanding shares of common stock - basic	14.3	14.9	15.2
Weighted average outstanding shares of common stock - diluted	14.3	14.9	15.2
Net income per common share
Basic	$1.11	$4.22	$6.23
Diluted	$1.11	$4.22	$6.22

17. Reportable Segments
Information on segments and a reconciliation of segment operating profit to income before income taxes is as follows:

	2025
	Franchise	Company-Owned Restaurants	Rental	Total
	(In millions)
Revenues	$665.5	$104.6	$109.3	$879.3
Less: Advertising revenue	281.8	—	—	281.8
Revenues excluding advertising revenue	383.7	104.6	109.3	597.5

Less:
Interest expense from finance leases	—	—	2.7	2.7
Depreciation and amortization	0.6	3.1	9.6	13.3
Other segment items(a)	40.8	109.5	71.9	222.2
Segment profit	342.3	(8.1)	25.0	359.3
Stock based compensation (direct)	3.6	—	—	3.6
Gain on disposition of assets	(0.5)	—	—	(0.5)
Other G&A expenses (direct and allocated)	125.0	7.9	—	132.9
Segment operating profit	$214.2	$(16.0)	$25.0	$223.3

Reconciliation of segment operating profit
Segment operating profit				$223.3
Depreciation and amortization (unallocated)				17.5
Stock based compensation (unallocated)				9.6
Other G&A expenses (unallocated)				40.2
Interest expense, net				78.0
Closure and impairment charges				40.0
Amortization of intangible assets				11.9
Loss on extinguishment of debt				0.9
Income before income taxes				$25.2

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)
17. Reportable Segments (Continued)

	2024
	Franchise	Company-Owned Restaurants	Rental	Total
	(In millions)
Revenues	$686.0	$9.3	$117.1	$812.3
Less: Advertising revenue	290.4	—	—	290.4
Revenues excluding advertising revenue	395.5	9.3	117.1	521.9

Less:
Interest expense from finance leases	—	—	2.9	2.9
Depreciation and amortization	1.4	(0.6)	10.1	11.0
Other segment items(a)	48.0	10.5	74.2	132.7
Segment profit	346.1	(0.6)	29.9	375.3
Stock based compensation (direct)	5.7	—	—	5.7
Gain on disposition of assets	—	(2.2)	(1.0)	(3.2)
Other G&A expenses (direct and allocated)	119.3	—	—	119.3
Segment operating profit	$221.1	$1.6	$30.9	$253.5

Reconciliation of segment operating profit
Segment operating profit				$253.5
Depreciation and amortization (unallocated)				17.4
Stock based compensation (unallocated)				10.2
Other G&A expenses (unallocated)				44.2
Interest expense, net				72.1
Closure and impairment charges				9.2
Amortization of intangible assets				10.8
Income before income taxes				$89.5

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)
17. Reportable Segments (Continued)

	2023
	Franchise	Company-Owned Restaurants	Rental	Total
	(In millions)
Revenues	$706.4	$2.1	$122.6	$831.1
Less: Advertising revenue	300.8	—	—	300.8
Revenues excluding advertising revenue	405.6	2.1	122.6	530.3

Less:
Interest expense from finance leases	—	—	2.8	2.8
Depreciation and amortization	1.1	(0.2)	10.5	11.4
Other segment items(a)	42.5	2.4	74.6	119.4
Segment profit	362.0	0.0	34.7	396.7
Stock based compensation (direct)	2.5	—	—	2.5
Loss on disposition of assets	—	0.2	0.3	0.6
Other G&A expenses (direct and allocated)	126.9	—	—	126.9
Segment operating profit	$232.5	$(0.2)	$34.4	$266.7

Reconciliation of segment operating profit
Segment operating profit				$266.7
Depreciation and amortization (unallocated)				13.3
Stock based compensation (unallocated)				9.5
Other G&A expenses (unallocated)				45.8
Loss on disposition of assets (unallocated)				1.8
Interest expense, net				70.0
Closure and impairment charges				3.6
Amortization of intangible assets				10.9
Income before income taxes				$111.7
_________________________________
(a)Segment items include:
Franchise: Costs of proprietary products, bad debt expense, pre-opening training expenses and other franchise-related costs.
Company-owned restaurants: Operating expenses at company-owned restaurants include food, beverage, labor, benefits, utilities, rent and other operating costs.
Rental: Costs of operating leases, such as rent expense, and interest expense of finance leases on franchisee-operated restaurants.

18. Business Acquisition
From time to time, the Company may acquire restaurants from franchisees to invest in the system, improve operations through innovation tests and create a blueprint for franchisee success and growth.
2025 Acquisitions
On March 5, 2025, the Company entered into an agreement with an IHOP franchisee to acquire 10 IHOP restaurants across Ohio and Kentucky for $0.2 million of consideration. Due to the fair value of the assets acquired exceeding the consideration transferred, the transaction resulted in a $0.2 million gain on bargain purchase, recorded in general and administrative expenses in the Condensed Consolidated Statements of Comprehensive Income for the year ended December 28, 2025.
On May 19, 2025, the Company entered into an agreement with an Applebee's franchisee to acquire 12 Applebee's restaurants across Kentucky, Indiana, Arkansas, and Oklahoma for $1.3 million of consideration. The following table summarizes the estimated fair value of net assets acquired at the date of acquisition:

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

18. Business Acquisition (Continued)

(In millions)
Off-market leases	$1.2
Cash	0.9
Inventory and other current assets	0.4
Total identifiable assets acquired	2.5
Liabilities assumed	(2.8)
Net identifiable liabilities acquired	(0.3)
Goodwill	1.6
Consideration transferred	$1.3
The excess of the purchase price over the fair value of identifiable net assets acquired amounted to $1.6 million. During the allowable allocation period in 2025, the Company recorded a $0.1 million purchase price adjustment. The goodwill allocated to the Company-owned restaurants Segment of $1.7 million as of December 28, 2025 is deductible for federal income tax purposes.
2024 Acquisitions
On November 11, 2024, the Company entered into an agreement with a former Applebee's franchisee to acquire 15 Applebee's restaurants. The transaction was structured as a non-cash transaction, for no consideration transferred by the Company. This resulted in a $0.6 million gain on bargain purchase, which was recognized in the General and administrative expenses in the Consolidated Statements of Comprehensive Income for the year ended December 29, 2024.
The following table summarizes the estimated fair value of net assets acquired at the date of acquisition:

(In millions)
Equipment and fixtures	$1.1
Inventory and other current assets	0.2
Total identifiable assets acquired	1.3
Liabilities assumed	(0.7)
Bargain purchase gain	$0.6
On November 19, 2024, the Company entered into an agreement with an Applebee's franchisee to acquire 41 Applebee's restaurants for consideration transferred of $8.3 million.
The following table summarizes the recognized amount of assets acquired and liabilities assumed as of the date of acquisition:

(In millions)
Equipment and fixtures	$12.0
Inventory and other current assets	0.9
Reacquired franchise rights	0.3
Off-market leases	(4.1)
Total identifiable assets acquired	9.1
Liabilities assumed	(3.6)
Total identifiable net assets	5.5
Goodwill	2.8
Consideration transferred	$8.3

Dine Brands Global, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (Continued)

18. Business Acquisition (Continued)
The excess of the purchase price over the fair value of identifiable net assets acquired amounted to $2.8 million. During the allowable allocation period in 2025, the Company recorded a $(1.0) million purchase price adjustment.
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
19. Refranchising of Company-Owned Restaurants
On November 19, 2024, the Company completed the refranchising and sale of related restaurant assets of nine company-owned Applebee's restaurants in Texas to a franchisee. As part of the transaction, the Company entered into an asset purchase agreement and nine franchise agreements. The Company received cash of $1.4 million and a note receivable for $5.9 million. The Company recognized a gain of $1.8 million on the refranchising and sale as the difference between the book value of the assets sold compared to the consideration received. For the year ended December 29, 2024 the gain was recognized in the (Gain) loss on disposition of assets in the Consolidated Statements of Comprehensive Income.
20. Subsequent Events
On February 20, 2026, our Board of Directors declared a first quarter 2026 cash dividend of $0.19 per share of common stock, payable on April 10, 2026 to the stockholders of record as of the close of business on March 18, 2026.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 28, 2025 based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 28, 2025.
The effectiveness of our internal control over financial reporting as of December 28, 2025 has been audited by KPMG, an independent registered public accounting firm, as stated in their report that appears herein.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Dine Brands Global, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Dine Brands Global, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 28, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 28, 2025, the related consolidated statements of comprehensive income, stockholders’ deficit, and cash flows for the year ended December 28, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 25, 2026 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ KPMG LLP

San Diego, California
February 25, 2026

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information.
Securities Trading Plans of Directors and Executive Officers
During the fourth quarter of fiscal 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a Rule 10b5-1 trading plan or a non-Rule 10b5-1 trading arrangement for our securities (as defined in Item 408(c) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information included in the sections entitled “Corporate Governance,” “Delinquent Section 16(a) Reports,” “Information about our Executive Officers” and “Proposal One: Election of Directors” to be set forth in our Proxy Statement for the 2026 Annual Meeting of Shareholders (“2026 Proxy Statement”) is hereby incorporated by reference into this Item.

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
Item 11.    Executive Compensation.
The information included in the sections entitled “Executive Compensation,” “Director Compensation” and "Compensation Committee Interlocks and Insider Participation" to be set forth in our 2026 Proxy Statement is hereby incorporated by reference into this Item.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information included in the section entitled “Security Ownership of Certain Beneficial Owners and Management” and "Equity Compensation Plan Information" to be set forth in our 2026 Proxy Statement is hereby incorporated by reference into this Item. Please refer to Note 13 - Stock-Based Incentive Plans, of the Notes to the Consolidated Financial Statements for a description of the Plans.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information included in the sections entitled “Corporate Governance—Certain Relationships and Related Person Transactions” and “Corporate Governance—Director Independence” to be set forth in our 2026 Proxy Statement is hereby incorporated by reference into this item.
Item 14.    Principal Accountant Fees and Services.
The information included in the section entitled “Audit-Related Matters” to be set forth in our 2026 Proxy Statement is hereby incorporated by reference into this item.

PART IV
Item 15.    Exhibits and Financial Statement Schedules.
(a)(1) Consolidated Financial Statements
The following documents are contained in Part II, Item 8 of this Annual Report on Form 10-K:
•Report of Independent Registered Public Accounting Firm (PCAOB ID:185)
•Report of Independent Registered Public Accounting Firm (PCAOB ID:42)
•Consolidated Balance Sheets as of December 28, 2025 and December 29, 2024
•Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 28, 2025, December 29, 2024 and December 31, 2023
•Consolidated Statements of Stockholders' Deficit for each of the three years in the period ended December 28, 2025, December 29, 2024 and December 31, 2023
•Consolidated Statements of Cash Flows for each of the three years in the period ended December 28, 2025, December 29, 2024 and December 31, 2023
•Notes to the Consolidated Financial Statements

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

4.6
Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (Exhibit 4.3 to Registrant’s Form 10-K filed on February 24, 2020 is incorporated herein by reference)

4.7
Second Amended and Restated Base Indenture, dated as of April 17, 2023, as amended by Supplemental Indenture No. 1, dated as of June 17, 2025, among Applebee’s Funding LLC and IHOP Funding LLC, each as a Co-Issuer, and Citibank, N.A., as Trustee and Securities Intermediary (Exhibit 4.1 to Registrants Form 8-K filed on June 17, 2025 is incorporated herein by reference).

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

10.66
Amendment No. 1 to Management Agreement, dated November 21, 2019, among Applebee’s Funding LLC and IHOP Funding LLC, other securitization entities party thereto from time to time, the Registrant, Applebee’s Services, Inc. and International House of Pancakes, LLC, other securitization entities party thereto from time to time, the Registrant, Applebee’s Services, Inc. and International House of Pancakes, LLC (Exhibit 10.73 to Registrant's Form 10-K for the year ended December 31, 2019 is incorporated herein by reference).

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

†10.72
Dine Brands Global, Inc. Executive Severance and Change in Control Plan, amended and restated effective as of February 19, 2025 (Exhibit 10.72 to Registrant's Form 10-K for the year ended December 31, 2024 is incorporated herein by reference).

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

†10.76
Second Amendment to Employment Agreement dated as of February 28, 2025 by and between the Registrant and John W. Peyton (Exhibit 10.76 to Registrant’s Form 10-K for the year ended December 31, 2024 is incorporated herein by reference).

†10.77
Dine Brands Global, Inc. 2019 Stock Incentive Plan Performance Award Agreement - Employees - Cash Settled - Two-Year Performance (Exhibit 10.77 to Registrant’s Form 10-K for the year ended December 31, 2024 is incorporated herein by reference).

†10.78
Dine Brands Global, Inc. 2019 Stock Incentive Plan Performance Award Agreement - Employees - Cash-Settled - Three-Year Performance. (Exhibit 10.78 to Registrant’s Form 10-K for the year ended December 31, 2024 is incorporated herein by reference).

10.79
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

10.80
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

10.81
Purchase Agreement, dated June 4, 2025, among the Corporation, certain subsidiaries of the Corporation and Guggenheim Securities, LLC (incorporated by reference from Exhibit 99.1 to the Corporation’s Current Report on Form 8-K filed on June 5, 2025).

10.82
Dine Brands Global, Inc. 2019 Stock Incentive Plan, as amended (Appendix B to the Corporation’s Definitive Proxy Statement on Schedule 14A filed with the Commission on March 28, 2025 is incorporated herein by reference).

19	Dine Brands Global, Inc. Insider Trading Policy, dated as of December 11, 2013 (incorporated by reference from Exhibit 19 to the Corporation’s Annual Report on Form 10-K filed on March 5, 2025).
*21.1	Subsidiaries of Dine Brands Global, Inc.
*23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
*23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
*31.1	Certification of CEO pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
*31.2	Certification of CFO pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
**32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Dine Brands Global, Inc. Policy on Recoupment of Incentive Compensation (incorporated by reference from Exhibit 97 to the Corporation’s Annual Report on Form 10-K filed on February 28, 2024).
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Schema Document.***
101.CAL	Inline XBRL Calculation Linkbase Document.***
101.DEF	Inline XBRL Definition Linkbase Document.***
101.LAB	Inline XBRL Label Linkbase Document.***
101.PRE	Inline XBRL Presentation Linkbase Document.***
104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 25th day of February, 2026.

DINE BRANDS GLOBAL, INC.
By:	/s/ JOHN W. PEYTON
John W. Peyton Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities indicated, on this 25th day of February, 2026.

Name	Title

/s/ JOHN W. PEYTON	Chief Executive Officer (Principal Executive Officer), Director
John W. Peyton

/s/ VANCE Y. CHANG	Chief Financial Officer (Principal Financial Officer)
Vance Y. Chang

/s/ JOSEPH F. CAMPERLINGO	Chief Accounting Officer (Principal Accounting Officer)
Joseph F. Camperlingo

/s/ DOUGLAS M. PASQUALE	Chairman, Director
Douglas M. Pasquale

/s/ HOWARD M. BERK	Director
Howard M. Berk

/s/ RICHARD J. DAHL	Director
Richard J. Dahl

/s/ MICHAEL C. HYTER	Director
Michael C. Hyter

/s/ MARTHA C. POULTER	Director
Martha C. Poulter

/s/ MATTHEW T. RYAN	Director
Matthew T. Ryan

/s/ ARTHUR F. STARRS	Director
Arthur F. Starrs

/s/ LILIAN C. TOMOVICH	Director
Lilian C. Tomovich