Form 10-Q
period 2026-06-28
Dine Brands Global, Inc.
filed 2026-08-05
CIK 49754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 28, 2026
 OR
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

As of July 26, 2026, the Registrant had 12,659,150 shares of Common Stock outstanding.

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
Fiscal Quarter End
Our fiscal quarters end on the Sunday closest to the last day of each calendar quarter. The second fiscal quarter of 2026 and 2025 ended on June 28, 2026 and June 29, 2025, respectively.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
Dine Brands Global, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In millions, except share and par amounts)
(Unaudited)

	June 28, 2026	December 28, 2025
Assets
Current assets:
Cash and cash equivalents	$97.5	$128.2
Receivables, net	86.8	119.0
Restricted cash	52.8	51.5
Prepaid expenses	50.0	49.0
Other current assets	2.3	4.1
Total current assets	289.4	351.8
Intangible assets, net	524.0	534.1
Operating lease right-of-use assets	427.5	328.7
Goodwill	249.6	249.6
Property and equipment, net of accumulated depreciation and amortization of $330.4 (2026) and $317.9 (2025)	173.4	160.5
Long-term receivables, net of allowance	25.6	33.8
Non-current restricted cash	22.5	22.0
Other non-current assets, net	59.7	57.1
Total assets	$1,771.7	$1,737.7

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and other accrued liabilities	$87.6	$93.2
Gift card liability	158.1	182.7
Current portion of operating leases obligations	69.9	67.6
Current portion of finance leases	6.4	6.6
Dividends payable	2.6	2.5
Accrued interest payable	7.3	7.3
Deferred franchise revenue, short-term	5.1	5.6
Total current liabilities	337.0	365.6
Long-term debt, net	1,189.5	1,188.2
Operating lease obligations, less current portion	394.1	305.3
Finance lease obligations, less current portion	29.4	32.2
Deferred income taxes, net	50.1	51.2
Deferred franchise revenue, long-term	32.3	34.2
Other non-current liabilities	31.3	35.0
Total liabilities	2,063.7	2,011.5

Stockholders’ deficit:
Preferred stock, $1 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; shares: 40,000,000 authorized; June 28, 2026 - 24,512,821 issued, 12,671,279 outstanding	0.2	0.2
Additional paid-in-capital	224.0	239.9
Retained earnings	181.9	175.1
Accumulated other comprehensive loss	(0.1)	(0.1)
Treasury stock, at cost; shares: June 28, 2026 - 11,841,542	(698.0)	(689.1)
Total stockholders’ deficit	(292.0)	(273.9)
Total liabilities and stockholders’ deficit	$1,771.7	$1,737.7
See the accompanying Notes to Condensed Consolidated Financial Statements.

Dine Brands Global, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Revenues:
Franchise revenues:
Royalties, franchise fees and other	$95.0	$101.2	$188.9	$196.9
Advertising revenues	71.9	73.5	143.0	144.0
Total franchise revenues	166.9	174.7	331.9	340.9
Company-owned restaurant revenues	47.3	28.2	80.7	49.8
Rental revenues	26.7	27.9	53.5	54.8
Total revenues	240.9	230.8	466.1	445.5
Cost of revenues:
Franchise expenses:
Advertising expenses	(71.9)	(73.5)	(143.0)	(144.0)
Other franchise expenses	(8.8)	(12.9)	(20.1)	(23.6)
Total franchise expenses	(80.7)	(86.4)	(163.1)	(167.6)
Company-owned restaurant expenses	(49.1)	(30.9)	(84.0)	(52.9)
Rental expenses	(19.9)	(21.3)	(40.5)	(42.5)
Total cost of revenues	(149.7)	(138.6)	(287.6)	(263.0)
Gross profit	91.2	92.2	178.5	182.5
General and administrative expenses	(55.6)	(50.8)	(108.7)	(102.1)
Interest expense, net	(22.0)	(17.7)	(43.8)	(35.5)
Closure and impairment charges	(4.0)	(1.2)	(4.8)	(7.0)
Amortization of intangible assets	(3.9)	(2.7)	(7.6)	(5.4)
Loss on extinguishment of debt	—	(0.9)	—	(0.9)
Gain on disposition of assets	0.3	—	2.5	0.1
Income before income taxes	6.0	18.9	16.1	31.7
Income tax provision	(1.7)	(5.1)	(4.4)	(9.7)
Net income	$4.3	$13.8	11.7	22.0

Net income available to common stockholders:
Net income	$4.3	$13.8	$11.7	$22.0
Less: Net income allocated to unvested restricted stock	(0.1)	(0.6)	(0.3)	(0.9)
Net income available to common stockholders	$4.2	$13.2	$11.4	$21.1

Net income available to common stockholders per share:
Basic	$0.35	$0.89	$0.94	$1.41
Diluted	$0.35	$0.89	$0.92	$1.41
Weighted average shares outstanding:
Basic	12.0	14.9	12.1	14.9
Diluted	12.1	14.9	12.4	14.9

Other comprehensive income, net of tax:
Foreign currency translation adjustment	—	—	—	—
Total comprehensive income	$4.3	$13.8	$11.7	$22.0
See the accompanying Notes to Condensed Consolidated Financial Statements.

Dine Brands Global, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Deficit
(In millions, except share amounts)
(Unaudited)

	Three Months Ended June 28, 2026
					Accumulated Other Comprehensive Loss	Treasury Stock
	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings		Shares	Cost	Total Stockholders' Deficit
Balance at March 29, 2026	12,972,801	$0.2	$221.5	$180.0	$(0.1)	11,580,565	$(691.7)	$(290.0)
Net income	—	—	—	4.3	—	—	—	4.3
Purchase of Company common stock	(277,844)	—	—	—	—	277,844	(7.4)	(7.4)
Reissuance of treasury stock	16,867	—	(0.9)	—	—	(16,867)	1.0	0.1
Net issuance of shares for stock plans	(37,587)	—	—	—	—	—	—	—
Repurchase of restricted shares for taxes	(2,958)	—	—	—	—	—	—	—
Stock-based compensation	—	—	3.4	—	—	—	—	3.4
Dividends on common stock	—	—	—	(2.4)	—	—	—	(2.4)
Balance at June 28, 2026	12,671,279	$0.2	$224.0	$181.9	$(0.1)	11,841,542	$(698.0)	$(292.0)

	Six Months Ended June 28, 2026
					Accumulated Other Comprehensive Loss	Treasury Stock
	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings		Shares	Cost	Total Stockholders' Deficit
Balance at December 28, 2025	13,326,537	$0.2	$239.9	$175.1	$(0.1)	11,296,689	$(689.1)	$(273.9)
Net income	—	—	—	11.7	—	—	—	11.7
Purchase of Company common stock	(901,436)	—	—	—	—	901,436	(29.3)	(29.3)
Reissuance of treasury stock	356,583	—	(20.3)	—	—	(356,583)	20.3	—
Net issuance of shares for stock plans	(10,414)	—	—	—	—	—	—	—
Repurchase of restricted shares for taxes	(99,991)	—	(3.1)	—	—	—	—	(3.1)
Stock-based compensation	—	—	7.5	—	—	—	—	7.5
Dividends on common stock	—	—	—	(4.9)	—	—	—	(4.9)
Balance at June 28, 2026	12,671,279	$0.2	$224.0	$181.9	$(0.1)	11,841,542	$(698.0)	$(292.0)

See the accompanying Notes to Condensed Consolidated Financial Statements.

Dine Brands Global, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Deficit
(In millions, except share amounts)
(Unaudited)

	Three Months Ended June 29, 2025
					Accumulated Other Comprehensive Loss	Treasury Stock
	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings		Shares	Cost	Total Stockholders' Deficit
Balance at March 30, 2025	15,635,229	$0.2	$233.4	$183.9	$(0.1)	9,062,799	$(633.2)	$(215.7)
Net income	—	—	—	13.8	—	—	—	13.8
Purchase of Company common stock	(244,909)	—	—	—	—	244,909	(6.0)	(6.0)
Reissuance of treasury stock	10,359	—	(0.5)	—	—	(10,359)	0.5	—
Net issuance of shares for stock plans	(16,659)	—	—	—	—	—	—	—
Repurchase of restricted shares for taxes	(4,525)	—	(0.1)	—	—	—	—	(0.1)
Stock-based compensation	—	—	3.3	—	—	—	—	3.3
Dividends on common stock	—	—	—	(7.8)	—	—	—	(7.8)
Balance at June 29, 2025	15,379,495	$0.2	$236.1	$189.8	$(0.1)	9,297,349	$(638.7)	$(212.5)

	Six Months Ended June 29, 2025
					Accumulated Other Comprehensive Loss	Treasury Stock
	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings		Shares	Cost	Total Stockholder's Deficit
Balance at December 29, 2024	15,273,210	$0.2	$254.8	$183.6	$(0.1)	9,483,427	$(654.6)	$(216.0)
Net income	—	—	—	22.0	—	—	—	22.0
Purchase of Company common stock	(309,778)	—	—	—	—	309,778	(7.6)	(7.6)
Reissuance of treasury stock	495,856	—	(23.5)	—	—	(495,856)	23.5	—
Net issuance of shares for stock plans	(6,871)	—	—	—	—	—	—	—
Repurchase of restricted shares for taxes	(72,922)	—	(1.8)	—	—	—	—	(1.8)
Stock-based compensation	—	—	6.6	—	—	—	—	6.6
Dividends on common stock	—	—	0.1	(15.8)	—	—	—	(15.7)
Balance at June 29, 2025	15,379,495	$0.2	$236.1	$189.8	$(0.1)	9,297,349	$(638.7)	$(212.5)

See the accompanying Notes to Condensed Consolidated Financial Statements.

Dine Brands Global, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended
	June 28, 2026	June 29, 2025
Cash flows from operating activities:
Net income	$11.7	$22.0
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	23.8	20.8
Non-cash impairment and closure charges	4.8	7.0
Non-cash stock-based compensation expense	7.5	6.6
Non-cash interest expense	1.9	1.8
Loss on extinguishment of debt	—	0.9
Deferred income taxes	(1.1)	(4.2)
Provision for doubtful accounts	1.8	3.2
Gain on disposition of assets	(2.5)	(0.1)
Changes in operating assets and liabilities:
Receivables	2.3	(6.0)
Prepaid expenses	(2.4)	4.7
Other changes in other assets and liabilities	(3.8)	(2.2)
Gift cards receivables and payables	(3.3)	0.8
Accounts payable and other accrued expenses	(12.2)	8.9
Operating lease assets and liabilities	(6.2)	(7.1)
Accrued interest payable	—	(1.4)
Deferred revenue	(2.4)	(2.6)
Cash flows provided by operating activities	19.9	53.1
Cash flows from investing activities:
Principal receipts from notes, equipment contracts and other long-term receivables	7.0	4.9
Additions to property and equipment	(23.2)	(9.3)
Proceeds from sale of property and equipment	3.8	1.0
Additions to long-term receivables	—	(1.9)
Acquisition, net of cash acquired	4.1	0.9
Additions to intangible assets	(0.7)	(0.7)
Cash flows used in investing activities	(9.0)	(5.1)
Cash flows from financing activities:
Proceeds from revolving line of credit	30.0	—
Repayment of revolving line of credit	(30.0)	—
Borrowing from long-term debt	—	600.0
Repayment of long-term debt	—	(594.0)
Payment of debt issuance costs	—	(11.6)
Dividends paid on common stock	(4.8)	(15.8)
Repurchase of common stock	(29.3)	(7.6)
Principal payments on finance lease and financing obligations	(2.5)	(2.5)
Repurchase of restricted stock for tax payments upon vesting	(3.2)	(1.8)
Cash flows used in financing activities	(39.8)	(33.3)
Net change in cash, cash equivalents and restricted cash	(28.9)	14.7
Cash, cash equivalents and restricted cash at beginning of period	201.7	248.6
Cash, cash equivalents and restricted cash at end of period	$172.8	$263.3
Supplemental disclosures:
Interest paid in cash	$45.4	$39.6
Income taxes paid in cash	$5.7	$3.3
Non-cash conversion to notes receivable	$0.9	$3.8
See the accompanying Notes to Condensed Consolidated Financial Statements.

Dine Brands Global, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation
The accompanying unaudited interim Condensed Consolidated Financial Statements of Dine Brands Global, Inc. (the "Company," "Dine Brands Global," "we," "us," or "our") have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. We believe that all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. The operating results for the six months ended June 28, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending January 3, 2027.
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
Allowance for Credit Losses
The balances of the Company's receivables and long-term receivables are primarily comprised of receivables from franchisees, distributors, and gift card vendors. Generally, accounts receivables are due from franchisees for royalty, advertising and other franchise-related fees, and from distributors related to the sale of proprietary products to franchisees through the Company's network of suppliers and distributors. Gift card receivables primarily consist of amounts due from third-party vendors for cash collected on purchased cards. Notes receivable balances primarily relate to the conversion of certain past due franchisee accounts receivable, cash loans to franchisees for working capital purposes, or financing of the sale of IHOP and Applebee's company restaurants and franchise fees. Interest accrues on notes receivables based on the contractual terms. Leases receivable primarily relate to IHOP franchise restaurants that were developed prior to 2003.
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
2. Recent Accounting Pronouncements
Newly Issued Accounting Standards Not Yet Adopted
In November 2024, the FASB issued ASU No. 2024-03, "Disaggregation of Income Statement Expenses," which requires public business entities to provide, in the footnotes to the financial statements, disaggregated disclosures of certain expense categories that are included in expense line items on the face of the income statement. The guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027 with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU to our disclosures.

Dine Brands Global, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
2. Recent Accounting Pronouncements (Continued)

In September 2025, the FASB issued ASU No. 2025-06, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements for Internal-Use Software," which simplifies the accounting guidance for internal-use software costs by eliminating the existing project-stage framework. Under the new guidance, entities will capitalize qualifying software costs once management has approved and committed funding to the project and it is probable that the software will be completed and placed into service. The guidance is effective for fiscal years beginning after December 15, 2027, with early adoption permitted. The guidance may be adopted on a prospective, retrospective, or modified retrospective basis. The Company is currently evaluating the impact to our financial statements of adopting this ASU.
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
The components of cash and cash equivalents were as follows:

	June 28, 2026	December 28, 2025
	(In millions)
Money market funds	$12.1	$2.0
Other depository accounts, including IHOP advertising and gift card	85.4	126.2
Total cash and cash equivalents	$97.5	$128.2
Current Restricted Cash
Current restricted cash primarily consisted of cash required to be held in trust in connection with the Company's securitized debt and cash for Applebee's and Fuzzy's advertising funds. The components of current restricted cash were as follows:

	June 28, 2026	December 28, 2025
	(In millions)
Securitized debt reserves	$45.4	$46.0
Applebee's and Fuzzy's advertising funds	7.4	5.5
Total current restricted cash	$52.8	$51.5
Non-current Restricted Cash
Non-current restricted cash of $22.5 million and $22.0 million as of June 28, 2026 and December 28, 2025, respectively, represents interest reserves contractually restricted as required under the terms of our debt agreements.

Dine Brands Global, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)

4. Revenues
The following table disaggregates our franchise revenues by major type:

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Franchise Revenues	(In millions)
Royalties	$77.0	$82.1	$152.2	$158.4
Advertising fees	71.9	73.5	143.0	144.0
Proprietary product sales and other	16.0	16.4	32.2	33.4
Franchise and development fees	2.0	2.7	4.5	5.1
Total franchise revenues	$166.9	$174.7	$331.9	$340.9
Changes in the Company's contract liability for deferred franchise and development fees during the six months ended June 28, 2026 were as follows:

Deferred Franchise Revenue
(In millions)
Balance at December 28, 2025	$39.8
Recognized during the six months ended June 28, 2026	(4.3)
Deferred during the six months ended June 28, 2026	1.9
Balance at June 28, 2026	$37.4
The balance of deferred franchise revenue as of June 28, 2026 is expected to be recognized as follows:

Fiscal Years	(In millions)
2026 (remaining six months)	$2.7
2027	4.7
2028	3.8
2029	3.3
2030	3.0
Thereafter	19.9
Total	$37.4
5. Receivables
Total receivables balances at June 28, 2026 and December 28, 2025 were as follows:

Receivables	June 28, 2026	December 28, 2025
	(In millions)
Accounts receivable	$67.7	$75.2
Gift card receivables	10.5	33.3
Notes receivable	12.2	20.9
Leases receivable	21.9	24.8
Other receivables	7.8	4.9
	120.1	159.1
Less: allowance for doubtful accounts and notes receivable	(7.7)	(6.3)
	112.4	152.8
Less: current portion	(86.8)	(119.0)
Long-term receivables	$25.6	$33.8

Dine Brands Global, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
5. Receivables (Continued)
Changes in the allowance for credit losses during the six months ended June 28, 2026 were as follows:

Total
(In millions)
Balance, December 28, 2025	$6.3
Bad debt expense	1.8
Write-offs	(0.5)
Other	0.1
Balance, June 28, 2026	$7.7
The $1.8 million of bad debt expense recorded for the six months ended June 28, 2026 is primarily attributable to accounts receivable. The Company's primary credit quality indicator for all portfolio segments is delinquency.
The year of origination of the Company's notes and financing receivables at June 28, 2026 is as follows:

	Notes receivable, short- and long-term	Leases Receivables	Total
	(In millions)
2026	$1.2	$—	$1.2
2025	3.5	1.3	4.8
2024	6.5	1.8	8.3
2023	0.8	3.1	3.9
2022	0.2	7.2	7.4
Prior	—	8.5	8.5
Total	$12.2	$21.9	$34.1
6. Leases
The Company currently leases from third parties the real property for certain company-owned restaurants and leases and subleases to franchisees for certain franchise operated restaurants. The Company also leases office space for its principal corporate office in Pasadena, California. The Company does not have a significant amount of non-real estate leases.
The Company's leases and subleases related to IHOP restaurants generally provide for an initial term of 20 to 25 years, with most having one or more five-year renewal options. Leases related to Applebee's restaurants generally have an initial term of 10 to 20 years, with renewal terms of five to 20 years. Generally, option periods were not included in determining lease liabilities and right-of-use assets related to operating leases. Certain leases also include variable rental payments based on a percentage of restaurant sales if certain restaurant sales thresholds are met.

Dine Brands Global, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
6. Leases (Continued)
During the three and six months ended June 28, 2026 and June 29, 2025, the Company made the following cash payments for operating leases:

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
	(In millions)
Cash paid on operating leases	$23.7	$22.3	$46.5	$44.0
The Company's income from operating leases for the three and six months ended June 28, 2026 and June 29, 2025 was as follows:

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
	(In millions)
Minimum lease payments	$22.0	$22.6	$44.2	$44.8
Variable lease income	4.1	4.5	8.0	8.6
Total operating lease income	$26.0	$27.1	$52.2	$53.4

7. Long-Term Debt
The Company's long-term debt consists of the following:

	June 28, 2026	December 28, 2025
	(In millions)
Series 2023-1 7.824% Fixed Rate Senior Secured Notes, Class A-2	500.0	500.0
Series 2025-1 6.720% Fixed Rate Senior Secured Notes, Class A-2	600.0	600.0
Series 2025-1 Variable Funding Senior Notes, Class A-1(a)	100.0	100.0
Unamortized debt issuance costs	(10.5)	(11.8)
Long-term debt, net of debt issuance costs	$1,189.5	$1,188.2
_________________________________________
(a) Variable interest rate of 6.14% and 6.56% at June 28, 2026 and December 28, 2025, respectively.
The A-2 Notes
Our Series 2023-1 Class A-2 Notes ("2023 Class A-2 Notes") and Series 2025-1 Class A-2 Notes ("2025 Class A-2 Notes," together with the 2023 Class A-2 Notes, the "A-2 Notes") have a legal final maturity of March 2053 for the 2023 Class A-2 Notes and June 2055 for the 2025 Class A-2 Notes. However, it is anticipated that, unless repaid earlier to the extent permitted under the Indenture, the 2023 Class A-2 Notes will be repaid by June 2029 and the 2025 Class A-2 Notes by June 2030.
The quarterly principal payment of $1.25 million on the 2023 Class A-2 Notes and $1.5 million on the 2025 Class A-2 Notes may be suspended when the leverage ratio for the Company and its subsidiaries is less than or equal to 5.25x.
As of June 28, 2026, the Company's leverage ratio was approximately 5.10x. As a result, the Company did not make quarterly principal payments on the A-2 Notes.
The Credit Facility
The Series 2025-1 Class A-1 Notes (the "Credit Facility" and collectively with the A-2 Notes, the "Notes") generally have an interest rate for advances calculated at a per annum rate equal to the commercial paper funding rate or one-, two-, three- or six-month Term Secured Overnight Financing Rate ("SOFR"), in either case, plus 2.50%. The applicable interest rate for swingline advances and unreimbursed draws on outstanding letters of credit is a per annum base rate equal to the sum of (a) the greatest of (A) the Prime Rate in effect from time to time, (B) the Federal Funds Rate in effect from time to time plus 0.50% and (C) Term SOFR for a one-month tenor in effect at such time plus 0.50% plus (b) 2.00%.

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
As of June 28, 2026, the outstanding balance of the Credit Facility was $100 million. The amount of $0.5 million was pledged against the Credit Facility for outstanding letters of credit, leaving $224.5 million of the Credit Facility available for borrowing at June 28, 2026. The weighted average interest rate for the period outstanding during the six months ended June 28, 2026 was 6.24%.
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
Key DSCRs are as follows:
•DSCR less than 1.75x - Cash Trapping Event
•DSCR less than 1.20x - Rapid Amortization Event
•Interest-only DSCR less than 1.20x - Manager Termination Event
•Interest-only DSCR less than 1.10x - Default Event
The Company's DSCR for the reporting period ended June 28, 2026 was approximately 3.0x.
8. Stockholders' Deficit
Stock Repurchase Program
During the six months ended June 28, 2026, the Company repurchased 901,436 shares of common stock at a cost of $29.3 million.
On May 14, 2026, the Company's Board of Directors authorized a share repurchase program of up to $100 million (the "2026 Repurchase Program") in addition to the Corporation's existing share repurchase program, approved in February 2022 (together with the 2026 Repurchase Program, the "Repurchase Programs"). Cumulatively under the Repurchase Programs, the Company repurchased 5,119,471 shares at a cost of $206.2 million. As of June 28, 2026, a remaining amount of $143.8 million in the value of shares may be repurchased under the Repurchase Programs.
Dividends
Dividends declared and paid per share for the three and six months ended June 28, 2026 and June 29, 2025 were as follows:

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Dividends declared per common share	$0.19	$0.51	$0.38	$1.02
Dividends paid per common share	$0.19	$0.51	$0.38	$1.02
During the six months ended June 28, 2026 and June 29, 2025, the Company paid dividends of $4.9 million and $15.8 million, respectively.

Dine Brands Global, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
9. Stock-Based Compensation

The following table summarizes the Company's stock-based compensation expense included as a component of general and administrative expenses in the Condensed Consolidated Statements of Comprehensive Income:

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
	(In millions)
Equity classified awards expense	$3.4	$3.3	$7.5	$6.7
Liability classified awards expense	0.1	(0.5)	0.8	(0.2)
Total stock-based compensation expense	$3.5	$2.8	$8.3	$6.5
As of June 28, 2026, total unrecognized compensation cost related to restricted stock awards and restricted stock units of $18.8 million and $0.4 million related to stock options is expected to be recognized over a weighted average period of approximately 1.5 years for restricted stock and restricted stock units and 0.6 years for stock options.
A significant majority of the Company’s equity grants occur in the first quarter of its fiscal year. During the six months ended June 28, 2026, the Company granted approximately 360,000 restricted stock and 147,000 restricted stock unit awards with a weighted average grant date fair value of $30.88 and $31.84, respectively. The Company did not grant any options in this period.
For the three months ended June 28, 2026 and June 29, 2025, the Company recorded expense of $0.1 million and the reversal of expense of $0.5 million, respectively, related to liability classified awards. For the six months ended June 28, 2026 and June 29, 2025, the Company recorded expense of $0.8 million and the reversal of expense of $0.2 million, respectively, related to liability classified awards. As of June 28, 2026 and December 28, 2025, a liability of $2.3 million and $3.3 million, respectively, was recorded as Other non-current liabilities on the Condensed Consolidated Balance Sheets.
10. Income Taxes
The Company's effective tax rate was 27.7% for the six months ended June 28, 2026, as compared to 30.6% for the six months ended June 29, 2025. The effective tax rate for the six months ended June 28, 2026 was lower than the rate of the prior year period primarily due to a higher tax deduction related to stock-based compensation resulting from an increase in our share price.

Dine Brands Global, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
11. Intangible Assets
Changes in indefinite-lived intangible assets during the six months ended June 28, 2026 were as follows:

	Tradename	Other	Total
	(In millions)
Balance at December 28, 2025	$468.0	$5.3	$473.3
Impairment	—	(3.2)	(3.2)
Additions	—	0.3	0.3
Balance at June 28, 2026	$468.0	$2.5	$470.5
Gross and net carrying amounts of finite-lived intangible assets at June 28, 2026 and December 28, 2025 are as follows:

	June 28, 2026			December 28, 2025
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In millions)
Tradename	$28.2	$(1.4)	$26.8	n/a	n/a	n/a
Franchising rights	214.8	(188.8)	26.0	214.8	(183.2)	31.6
Other	2.6	(1.8)	0.8	2.2	(1.2)	1.0
Total	$245.6	$(192.1)	$53.5	$217.0	$(184.4)	$32.6
The Company reclassified certain intangible assets from indefinite-lived to finite-lived, including $28.2 million tradename in the fourth quarter of 2025 and $2.5 million of other intangibles in the second quarter of 2026.
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
The Company believes the carrying amounts of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate their fair values due to their liquidity or short duration. The Company believes the fair value of the Credit Facility approximates its carrying value as it is based on the SOFR or prevailing benchmark rate.
The fair value of the Company's long-term debt, excluding the Credit Facility, is based on quoted market prices which represent Level 1 inputs. The fair value as of June 28, 2026 and December 28, 2025 were as follows:

	June 28, 2026	December 28, 2025
	(In millions)
Face Value	$1,100.0	$1,100.0
Fair Value	$1,106.2	$1,112.3

Dine Brands Global, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
13. Reportable Segments
Information on segments and a reconciliation of segment operating profit to income before income taxes is as follows:

	Three Months Ended June 28, 2026
	Franchise	Company-Owned Restaurants	Rental	Total
	(In millions)
Revenues	$166.9	$47.3	$26.7	$240.9
Less: Advertising revenue	71.9	—	—	71.9
Revenues excluding advertising revenue	95.0	47.3	26.7	169.0

Less: Cost of revenues
Interest expense from finance leases	—	—	(0.6)	(0.6)
Depreciation and amortization	(0.1)	(1.5)	(2.2)	(3.8)
Other segment items(a)	(8.7)	(47.6)	(17.1)	(73.4)
Segment profit (loss)	86.2	(1.8)	6.8	91.2
Stock based compensation (direct)	(1.1)	—	—	(1.1)
Gain on disposition of assets	0.3	—	—	0.3
Other G&A expenses (direct and allocated)	(31.9)	(3.4)	—	(35.3)
Segment operating profit (loss)	$53.5	$(5.2)	$6.8	$55.1

Reconciliation of segment operating profit
Segment operating profit				$55.1
Depreciation and amortization (unallocated)				(4.2)
Stock based compensation (unallocated)				(2.4)
Other G&A expenses (unallocated)				(12.5)
Interest expense, net				(22.1)
Closure and impairment charges				(4.0)
Amortization of intangible assets				(3.9)
Income before income taxes				$6.0

Dine Brand Global, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
13. Reportable Segments (Continued)

	Six Months Ended June 28, 2026
	Franchise	Company-Owned Restaurants	Rental	Total
	(In millions)
Revenues	$331.9	$80.7	$53.5	$466.1
Less: Advertising revenue	143.0	—	—	143.0
Revenues excluding advertising revenue	188.9	80.7	53.5	323.1

Less: Cost of revenues
Interest expense from finance leases	—	—	(1.2)	(1.2)
Depreciation and amortization	(0.3)	(2.7)	(4.4)	(7.4)
Other segment items(a)	(19.8)	(81.3)	(34.9)	(136.0)
Segment profit (loss)	168.8	(3.3)	13.0	178.5
Stock based compensation (direct)	(2.2)	—	—	(2.2)
Gain on disposition of assets	2.5	—	—	2.5
Other G&A expenses (direct and allocated)	(63.1)	(6.7)	—	(69.8)
Segment operating profit (loss)	$106.0	$(10.0)	$13.0	$109.0

Reconciliation of segment operating profit
Segment operating profit				$109.0
Depreciation and amortization (unallocated)				(8.8)
Stock based compensation (unallocated)				(5.3)
Other G&A expenses (unallocated)				(22.6)
Interest expense, net				(43.8)
Closure and impairment charges				(4.8)
Amortization of intangible assets				(7.6)
Income before income taxes				$16.1

Dine Brand Global, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
13. Reportable Segments (Continued)

	Three Months Ended June 29, 2025
	Franchise	Company-Owned Restaurants	Rental	Total
	(In millions)
Revenues	$174.7	$28.2	$27.8	$230.8
Less: Advertising revenue	73.5	—	—	73.5
Revenues excluding advertising revenue	101.2	28.2	27.8	157.3

Less: Cost of revenues
Interest expense from finance leases	—	—	(0.7)	(0.7)
Depreciation and amortization	(0.2)	(0.8)	(2.5)	(3.4)
Other segment items(a)	(12.8)	(30.2)	(18.1)	(61.0)
Segment profit (loss)	88.3	(2.7)	6.6	92.2
Stock based compensation (direct)	(1.0)	—	—	(1.0)
Loss on disposition of assets	—	—	—	—
Other G&A expenses (direct and allocated)	(32.0)	(1.9)	—	(33.9)
Segment operating profit	$55.3	$(4.6)	$6.6	$57.3

Reconciliation of segment operating profit
Segment operating profit				$57.3
Depreciation and amortization (unallocated)				(4.4)
Stock based compensation (unallocated)				(2.2)
Other G&A expenses (unallocated)				(9.2)
Interest expense, net				(17.8)
Closure and impairment charges				(1.2)
Amortization of intangible assets				(2.7)
Loss on extinguishment of debt				(0.9)
Income before income taxes				$18.9

Dine Brand Global, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
13. Reportable Segments (Continued)

	Six Months Ended June 29, 2025
	Franchise	Company-Owned Restaurants	Rental	Total
	(In millions)
Revenues	$340.9	$49.8	$54.8	$445.5
Less: Advertising revenue	144.0	—	—	144.0
Revenues excluding advertising revenue	196.9	49.8	54.8	301.5

Less: Cost of revenues
Interest expense from finance leases	—	—	(1.4)	(1.4)
Depreciation and amortization	(0.3)	(1.3)	(4.9)	(6.5)
Other segment items(a)	(23.3)	(51.6)	(36.2)	(111.1)
Segment profit (loss)	173.3	(3.1)	12.3	182.5
Stock based compensation (direct)	(2.1)	—	—	(2.1)
Gain on disposition of assets	0.1	—	—	0.1
Other G&A expenses (direct and allocated)	(63.2)	(3.3)	—	(66.5)
Segment operating profit	$108.1	$(6.4)	$12.3	$114.1

Reconciliation of segment operating profit
Segment operating profit				$114.1
Depreciation and amortization (unallocated)				(8.9)
Stock based compensation (unallocated)				(4.6)
Other G&A expenses (unallocated)				(20.1)
Interest expense, net				(35.5)
Closure and impairment charges				(7.0)
Amortization of intangible assets				(5.4)
Loss on extinguishment of debt				(0.9)
Income before income taxes				$31.7
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
14. Business Acquisition
From time to time, the Company may acquire restaurants from franchisees to invest in the system, improve operations and create a blueprint for franchisee success and growth.
On February 23, 2026, the Company entered into an agreement with an Applebee's franchisee to acquire 12 Applebee's restaurants across Virginia and North Carolina for $0.9 million of consideration. The results of operations of the acquired restaurants have been included in the Company's Condensed Consolidated Financial Statements from the acquisition date.
On June 1, 2026, the Company entered into an agreement with an Applebee's franchisee to acquire 48 Applebee's restaurants across Florida, Georgia, and Alabama for $8.7 million, which included $1.0 million of cash and $7.7 million of noncash consideration. The results of operations of the acquired restaurants are included in the Company's Condensed

Dine Brands Global, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
14. Business Acquisition (Continued)
Consolidated Financial Statements from the acquisition date.
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
Lease Guarantees
In connection with refranchising restaurants to franchisees, in certain cases the Company has guaranteed lease payments. As of June 28, 2026 the notional amount of lease guarantees by the Company was $312.0 million. Excluding unexercised option periods, the Company's potential liability for future payments under these leases is $79.4 million. This amount represents the maximum potential liability of future payments under these leases. These leases expire at the end of the respective lease terms, which range from 2026 through 2058. In the event of default, the indemnity and default clauses in the sale or assignment agreements govern the Company's ability to pursue and recover damages incurred.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Management's Discussion and Analysis of our results of operations and financial condition should be read in conjunction with the Condensed Consolidated Financial Statements included in this Form 10-Q. This Item 2 is organized as follows:
•Consolidated Results
•Key Performance Indicators
•Segment Results
•Non-Segment Results
•Liquidity and Capital Resources of the Company
•Critical Accounting Estimates
Consolidated Results

	Three Months Ended		Change	Six Months Ended		Change
	June 28, 2026	June 29, 2025		June 28, 2026	June 29, 2025
	(In millions)
Revenues:
Franchise revenues	$166.9	$174.7	$(7.8)	$331.9	$340.9	$(9.0)
Company-owned restaurant revenues	47.3	28.2	19.1	80.7	49.8	30.9
Rental revenues	26.7	27.9	(1.2)	53.5	54.8	(1.3)
Total revenues	240.9	230.8	10.1	466.1	445.5	20.6
Cost of revenues:
Franchise expenses	(80.7)	(86.4)	5.7	(163.1)	(167.6)	4.5
Company-owned restaurant expenses	(49.1)	(30.9)	(18.2)	(84.0)	(52.9)	(31.1)
Rental expenses	(19.9)	(21.2)	1.3	(40.5)	(42.5)	2.0
Total cost of revenues	(149.7)	(138.6)	(11.1)	(287.6)	(263.0)	(24.6)
Gross profit	91.2	92.2	(1.0)	178.5	182.5	(4.0)
General and administrative expenses	(55.6)	(50.8)	(4.8)	(108.7)	(102.1)	(6.6)
Interest expense, net	(22.0)	(17.8)	(4.2)	(43.8)	(35.5)	(8.3)
Closure and impairment charges	(4.0)	(1.2)	(2.8)	(4.8)	(7.0)	2.2
Amortization of intangible assets	(3.9)	(2.7)	(1.2)	(7.6)	(5.4)	(2.2)
Loss on extinguishment of debt	—	(0.9)	0.9	—	(0.9)	0.9
Gain on disposition of assets	0.3	—	0.3	2.5	0.1	2.4
Income before income taxes	$6.0	$18.9	$(12.9)	$16.1	$31.7	$(15.6)
Total revenues for the three months ended June 28, 2026 increased $10.1 million compared to the prior year quarter. The increase was driven by a $19.1 million increase in company-owned restaurant revenues from restaurants acquired and opened since the second quarter of 2025. This increase was partially offset by a $7.8 million decrease in franchise revenue from lower proprietary product sales, international franchise performance, less franchise termination fees recognized in the current period, and a decrease in Applebee's same restaurant sales change. In addition, franchise revenues decreased as a result of closures and the acquisition of 12 Applebee's restaurants in February 2026 and 48 Applebee's restaurants in June 2026. Total cost of revenues increased $11.1 million primarily due to the increase in company-owned restaurants, partially offset by lower bad debt expense as compared to the prior year quarter.
Income before income taxes in the three months ended June 28, 2026, was lower due to a decrease in gross profit, increase in general and administrative expenses, increase in interest expense and an increase in closure and impairment charges. The increase in general and administrative expenses is primarily due to our investment in company-owned and dual-branded restaurant initiatives, increased reorganization costs, and higher professional service fees from the acquisition of additional company-owned restaurants. The increase in interest expense is primarily the result of the refinancing of our 2025 Class A-2

Notes completed in June 2025 which resulted in increased principal and a higher interest rate. Closure and impairment charges increased primarily due to the impairment of trademarks.
Total revenues for the six months ended June 28, 2026 increased $20.6 million compared to the prior year period, driven by a $30.9 million increase in company-owned restaurant revenues from restaurants acquired and opened since the second quarter of 2025. This increase was partially offset by a $9.0 million decrease in franchise revenues from lower franchisee termination fees, lower proprietary product sales due to a decrease in the types of product offerings, and a reduction in the number of franchised restaurants. The reduction in the number of franchised restaurants was primarily driven by acquisitions completed since the second quarter of 2025 and closures. Total cost of revenues increased $24.6 million primarily due to an increase in company-owned restaurants, partially offset by a decrease in bad debt expense compared to the prior year period.
Income before income taxes in the six months ended June 28, 2026, was lower due to a decrease in gross profit, increase in interest expense and an increase in general and administrative expenses, partially offset by a gain on disposition of assets. The increase in interest expense is primarily the result of the refinancing of our 2025 Class A-2 Notes completed in June 2025 which resulted in increased principal and a higher interest rate. The increase in general and administrative expenses is primarily due to our investment in company-owned and dual-branded restaurant initiatives and higher year to date incentive compensation due to an increase in the number of employees and higher expectations for the remainder of the year as compared to the prior year period. Gain on disposition of assets was primarily related to the sale of land and building of two IHOP restaurants.
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
"Net development" refers to the overall change in the number of restaurants during a period, calculated as total openings less total closures.

	IHOP		Applebee's		Fuzzy's
	Three Months Ended		Three Months Ended		Three Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025

System Sales (in millions)
Franchise	$887.6	$872.4	$1,055.2	$1,105.0	$40.7	$43.1
Company	5.0	4.0	42.0	24.0	0.3	0.2
Total	$892.6	$876.4	$1,097.2	$1,129.0	$41.0	$43.3

System:
Domestic same-restaurant sales change	1.5%	(2.3)%	(1.8)%	4.9%	4.6%	(11.8)%
Same-restaurant sales change	1.3%	(2.3)%	(1.8)%	4.7%	n/a	n/a
Franchise(a):
Domestic same-restaurant sales change	1.5%	(2.2)%	(1.5)%	5.0%	4.6%	(11.8)%
Same-restaurant sales change	1.3%	(2.3)%	(1.5)%	4.8%	n/a	n/a
Domestic average weekly unit sales (in thousands)	$39.7	$39.0	$57.7	$58.0	$32.5	$30.2
Company:
Domestic average weekly unit sales (in thousands)	$27.5	$30.8	$39.0	$36.2	$18.9	$17.6

Development

Franchise(b)
Beginning	1,804	1,804	1,498	1,547	101	113
Opened	5	7	5	—	—	2
Closed	(13)	(25)	(64)	(33)	(5)	(3)
Ending	1,796	1,786	1,439	1,514	96	112
Company(b)
Beginning	14	10	71	47	1	1
Opened	3	—	48	12	—	—
Closed	—	—	(1)	—	—	—
Ending	17	10	118	59	1	1
Total Development	1,813	1,796	1,557	1,573	97	113

Domestic	—	(15)	(11)	(21)	(5)	(1)
International	(5)	(3)	(1)	—	n/a	n/a
Net Development	(5)	(18)	(12)	(21)	(5)	(1)

	IHOP		Applebee's		Fuzzy's
	Six Months Ended		Six Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025

System Sales (in millions)
Franchise	$1,744.5	$1,726.5	$2,108.9	$2,160.1	$77.3	$82.4
Company	9.6	5.3	70.7	44.1	0.5	0.4
Total	$1,754.1	$1,731.8	$2,179.6	$2,204.2	$77.8	$82.8

System:
Domestic same-restaurant sales change	0.8%	(2.5)%	—%	1.3%	3.6%	(12.0)%
Same-restaurant sales change	0.6%	(2.5)%	(0.1)%	1.1%	n/a	n/a
Franchise(a):
Domestic same-restaurant sales change	0.8%	(2.4)%	0.2%	1.5%	3.6%	(12.0)%
Same-restaurant sales change	0.6%	(2.5)%	(0.1)%	1.3%	n/a	n/a
Domestic average weekly unit sales (in thousands)	$39.0	$38.4	$57.0	$56.3	$30.2	$28.3
Company:
Domestic average weekly unit sales (in thousands)	$28.2	$33.8	$38.3	$34.1	$18.3	$18.1

Development

Franchise(b)
Beginning	1,812	1,824	1,520	1,567	105	116
Opened	17	15	15	1	—	3
Closed	(33)	(53)	(96)	(54)	(9)	(7)
Ending	1,796	1,786	1,439	1,514	96	112
Company(b)
Beginning	12	—	59	47	1	1
Opened	5	10	60	12	—	—
Closed	—	—	(1)	—	—	—
Ending	17	10	118	59	1	1
Total Development	1,813	1,796	1,557	1,573	97	113

Domestic	(7)	(27)	(22)	(33)	(9)	(4)
International	(4)	(1)	—	(8)	n/a	n/a
Net Development	(11)	(28)	(22)	(41)	(9)	(4)
_________________________________________
(a) The calculation of franchise sales percentage change and average weekly unit sales excludes restaurants that were closed or acquired by the Company.
(b) For the six months ended June 29, 2025, IHOP franchise closures and company-owned openings included 10 restaurants acquired in March 2025. Applebee’s franchise closures and company-owned openings included 12 restaurants acquired in May 2025 for the three and six months ended June 29, 2025; 12 acquired in February 2026 for the six months ended June 28, 2026; and 48 acquired in June 2026 for the three and six months ended June 28, 2026.
Dual-branded restaurants are defined as restaurants that operate our IHOP and Applebee's restaurant concepts under two separate franchise agreements but within one restaurant location. Because of this, each dual-branded restaurant is counted in both IHOP and Applebee’s restaurant count and activity.

As of June 28, 2026, we had 44 dual-branded domestic IHOP and Applebee's restaurant locations. During the three months ended June 28, 2026, we had three existing company-owned Applebee's restaurants which added the IHOP brand, three existing Applebee's franchised restaurants which added the IHOP brand, two existing IHOP franchised restaurants which added the Applebee's brand, and one new franchised restaurant which added to both brands. This totaled 10 dual-branded domestic openings.
During the six months ended June 28, 2026, we had five existing company-owned Applebee's restaurants which added the IHOP brand, six existing Applebee's franchised restaurants which added the IHOP brand, three existing IHOP franchised restaurants which added the Applebee's brand, and three new franchised restaurants which added to both brands. This totaled 20 dual-branded domestic openings.
During the three and six months ended June 29, 2025, we had one existing IHOP franchised restaurant which added the Applebee's brand for a total of one dual-branded opening.
As of June 28, 2026, we had 37 dual-branded international IHOP and Applebee's restaurant locations. During the three months ended June 28, 2026, we had one dual-branded international opening and two dual-branded international closures.
During the six months ended June 28, 2026, we had five new franchised restaurants which added both brands, and one dual-brand international closure. This totaled 10 dual-branded international openings and one dual-branded international closure.
As of June 29, 2025, we had 20 dual-branded international IHOP and Applebee's restaurant locations. During the three months ended June 29, 2025, we had one existing Applebee's franchised restaurant which added the IHOP brand for a total of one dual-branded international opening.
During the six months ended June 29, 2025, we had two existing Applebee's franchised restaurants which added the IHOP brand for a total of two dual-branded international openings.
The following table shows the effects of the domestic and international restaurant count methodology described above as of June 28, 2026 and June 29, 2025:

	IHOP		Applebee's		Dual-Branded		Total
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025

Franchise	1,796	1,786	1,439	1,514	—	—	3,235	3,300
Company	17	10	118	59	—	—	135	69
Total Development	1,813	1,796	1,557	1,573	—	—	3,370	3,369
Domestic Dual-Branded
Franchise	(37)	(1)	(37)	(1)	37	1	(37)	(1)
Company	(7)	—	(7)	—	7	—	(7)	—
International Dual-Branded
Franchise	(37)	(20)	(37)	(20)	37	20	(37)	(20)
Total Locations	1,732	1,775	1,476	1,552	81	21	3,289	3,348
As our dual-branded business expands, we may reevaluate how these restaurants are counted in future disclosures.

IHOP's system domestic same-restaurant sales increased 1.5% for the three months ended June 28, 2026 as compared to the prior year period, due to an increase in average check partially offset by a decrease in traffic. IHOP's system domestic same-restaurant sales increased 0.8% for the six months ended June 28, 2026 as compared to the respective prior year period, due to an increase in average check partially offset by a decrease in traffic.
Based on data from Black Box Intelligence, a restaurant sales reporting firm ("Black Box"), IHOP domestic same-restaurant sales outperformed for the three and six months ended June 28, 2026 in the family dining category (excluding IHOP). According to Black Box, for the three and six months ended June 28, 2026 the family dining category experienced a decrease in same-restaurant sales resulting from a decrease in customer traffic, partially offset by an increase in average customer check.

IHOP Off-Premise Sales Data	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Off-premise sales (in millions) (1)	$152.5	$148.7	$308.2	$301.1
% sales mix	20.2%	20.0%	20.8%	20.5%
(1) Primarily to-go, delivery and catering sales.
IHOP's off-premise sales for the three and six months ended June 28, 2026 increased by $3.8 million and $7.1 million, respectively, as compared to the respective prior year periods primarily due to the brand's focus on delivery promotions.
Applebee's system domestic same-restaurant sales decreased 1.8% for the three months ended June 28, 2026 as compared to the prior year quarter due to a decrease in traffic partially offset by an increase in average check. Applebee's system domestic same-restaurant sales remained flat for the six months ended June 28, 2026 as compared to the respective prior year period. This was the result of an increase in average check offset by a decrease in traffic.

Based on data from Black Box, Applebee's domestic same-restaurant sales for the three and six months ended June 28, 2026 underperformed the casual dining category (excluding Applebee's). Black Box reported the casual dining category experienced a same-restaurant sales increase for the three and six months ended June 28, 2026 driven by an increase in average check, partially offset by a decrease in customer traffic.

Applebee's Off-Premise Sales Data	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Off-premise sales (in millions) (1)	$238.8	$237.3	$486.5	$479.2
% sales mix	22.8%	22.0%	23.3%	22.7%
(1) Primarily to-go, delivery and catering sales.
Applebee's off-premise sales for the three and six months ended June 28, 2026 increased $1.5 million and $7.3 million, respectively, as compared to the respective prior year periods primarily due to delivery and digital promotions.
Quarterly Domestic Same-Restaurant Sales - Fuzzy's
Fuzzy's system domestic same-restaurant sales increased 4.6% and 3.6% for the three and six months ended June 28, 2026, respectively, as compared to the respective prior year periods. The increase was primarily due to growth in average check resulting from menu price increases, partially offset by a decrease in traffic.

Segment Results

Franchise Segment	Three Months Ended			Six Months Ended
	June 28, 2026	June 29, 2025	Change	June 28, 2026	June 29, 2025	Change
	(In millions)
Franchise Revenues
IHOP	$51.7	$52.6	$(0.9)	$102.5	$105.1	$(2.6)
Applebee's	41.0	45.7	(4.7)	81.9	86.7	(4.8)
Fuzzy's	2.3	2.9	(0.6)	4.5	5.2	(0.7)
Advertising	71.9	73.5	(1.6)	143.0	144.0	(1.0)
Total franchise revenues	166.9	174.7	(7.8)	331.9	340.9	(9.0)
Franchise Expenses
IHOP	(7.8)	(8.5)	0.7	(17.3)	(17.1)	(0.2)
Applebee's	(0.8)	(4.1)	3.3	(2.2)	(6.0)	3.8
Fuzzy's	(0.2)	(0.3)	0.1	(0.6)	(0.6)	—
Advertising	(71.9)	(73.5)	1.6	(143.0)	(144.0)	1.0
Total franchise expenses	(80.7)	(86.4)	5.7	(163.1)	(167.7)	4.6
Franchise Segment Profit	$86.2	$88.3	$(2.1)	$168.8	$173.2	$(4.4)
For the three months ended June 28, 2026 our total franchise segment profit decreased $2.1 million as compared to the prior year quarter.
Franchise revenues decreased as a result of the following:
•IHOP franchise revenue decreased $0.9 million primarily due to a decrease in fees related to franchisee terminations and a decrease in proprietary product sales, partially offset by a 1.5% increase in franchise domestic same-restaurant sales. The decrease in franchise termination fees was primarily due to fewer franchisee restaurant closures as compared to the prior year quarter. The decrease in proprietary product sales was primarily due to changes to product offerings.
•Applebee's franchise revenue decreased $4.7 million primarily due to a decrease in franchise termination fees, a decrease in the number of franchise restaurants, and a decrease in same restaurant sales change. The decrease in franchise termination fees was due to fewer closures in the current year quarter. The decrease in the number of franchise restaurants was the result of the acquisition of 12 Applebee's restaurants in February 2026, 48 Applebee's restaurants in June 2026, and closures.
•Fuzzy's franchise revenue decreased $0.6 million primarily due to a decrease in royalty revenues as a result of a decrease in the number of franchise restaurants and a decrease in forfeited development fees.
•Advertising revenue decreased $1.6 million due to a 1.8% decrease in Applebee's domestic same-restaurant sales and a decrease in the number of Applebee's and Fuzzy's franchise restaurants, partially offset by a 1.5% increase in IHOP domestic same-restaurant sales.

Franchise expenses decreased as a result of the following:

•IHOP franchise expenses decreased $0.7 million primarily due to a decrease in the cost of proprietary product sales and a decrease in bad debt expense as compared to the respective prior year quarter.
•Applebee's franchise expenses decreased $3.3 million primarily due to expenses incurred in the prior year quarter related to transaction costs of refranchising restaurants and bad debt expense.
•Advertising expenses decreased $1.6 million given the decrease in advertising revenue.

For the six months ended June 28, 2026 our total franchise segment profit decreased $4.4 million as compared to the prior year period of 2025.
Franchise revenues decreased as a result of the following:
•IHOP franchise revenue decreased $2.6 million primarily due to a decrease in franchisee termination fees and proprietary product sales, partially offset by an increase in the number of franchise restaurants. The decrease in franchise termination fees was the result of fewer franchisee restaurant closures as compared to the prior year period. The decrease in proprietary product sales was primarily due to changes to product offerings.

•Applebee's franchise revenue decreased $4.8 million primarily due to a decrease in the number of franchise restaurants and a decrease in franchisee terminations fees. The decrease in the number of franchise restaurants was primarily due to the acquisition of 12 Applebee's restaurants in May 2025, 12 Applebee's restaurants in February 2026 and 48 Applebee's restaurants in June 2026. The decrease in franchise termination fees was primarily due to fewer franchisee restaurant closures as compared to the prior year period.
•Fuzzy's franchise revenue decreased $0.7 million primarily due to a decrease in royalty revenues and proprietary product sales as a result of a decrease in the number of franchise restaurants, partially offset by a 3.6% increase in Fuzzy's domestic same-restaurant sales.
•Advertising revenue decreased $1.0 million due to a decrease in the number of Applebee's and Fuzzy's franchise restaurants, partially offset by an increase in the number of IHOP franchise restaurants and a 0.8% increase in IHOP domestic same-restaurant sales.

Franchise expenses decreased as a result of the following:
•IHOP franchise expenses increased $0.2 million primarily due to an increase in bad debt expense, partially offset by a decrease in the cost of proprietary product sales.
•Applebee’s franchise expenses decreased $3.8 million primarily due to a decrease in bad debt expense as compared to the prior year period.
•Advertising expenses decreased $1.0 million given the decrease in advertising revenue.

Company-Owned Restaurant Segment	Three Months Ended			Six Months Ended
	June 28, 2026	June 29, 2025	Change	June 28, 2026	June 29, 2025	Change
	(In millions)
Company-owned restaurant revenues	$47.3	$28.2	$19.1	$80.7	$49.8	$30.9
Company-owned restaurant expenses	(49.1)	(30.9)	(18.2)	(84.0)	(52.9)	(31.1)
Company-owned restaurant segment loss	$(1.8)	$(2.7)	$0.9	$(3.3)	$(3.1)	$(0.2)
The Company acquired 12 Applebee's restaurants from a franchisee in February 2026 and 48 Applebee's restaurants from a franchisee in June 2026. As of June 28, 2026, the Company owned 136 restaurants, which includes seven dual-branded restaurants, compared to 70 restaurants as of June 29, 2025. The change in company-owned restaurant revenue and expenses for the three and six months ended June 28, 2026 is primarily driven by the increase in the number and timing of restaurants acquired since the second quarter of 2025. Company-owned restaurant segment loss for the three and six months ended June 28, 2026 was primarily due to costs of transitioning the restaurants, including closures from remodeling activities.

Rental Segment	Three Months Ended			Six Months Ended
	June 28, 2026	June 29, 2025	Change	June 28, 2026	June 29, 2025	Change
	(In millions)
Rental revenues	$26.7	$27.9	$(1.2)	$53.5	$54.8	$(1.3)
Rental expenses	(19.9)	(21.3)	1.4	(40.5)	(42.5)	2.0
Rental Segment Profit	$6.8	$6.6	$0.2	$13.0	$12.3	$0.7
Rental revenues for the three and six months ended June 28, 2026 decreased as compared to the prior year periods, primarily due to closures. Rental expenses for the three and six months ended June 28, 2026 decreased as compared with the same prior year period primarily due to lease terminations.
Non-Segment Items

General and Administrative Expenses	Three Months Ended			Six Months Ended
	June 28, 2026	June 29, 2025	Change	June 28, 2026	June 29, 2025	Change
	(In millions)
General and administrative expenses	$(55.6)	$(50.8)	$(4.8)	$(108.7)	$(102.1)	$(6.6)

Total general and administrative expenses for the three months ended June 28, 2026 increased $4.8 million, primarily due to higher employee-related costs associated with the expansion of company-owned restaurants and dual-brand operations, increased reorganization costs, and higher professional services from the acquisition of 48 Applebee's restaurants in June 2026.
Total general and administrative expenses for the six months ended June 28, 2026 increased $6.6 million, primarily due to higher employee-related costs associated with the expansion of company-owned restaurants and dual-brand operations, increased year to date incentive compensation due to an increase in the number of employees and higher expectations for the remainder of the year as compared to the prior year, and higher long-term incentive compensation expense driven by an increase in the Company's share price.

Interest Expense, Net	Three Months Ended			Six Months Ended
	June 28, 2026	June 29, 2025	Change	June 28, 2026	June 29, 2025	Change
	(In millions)
Interest expense, net	$(22.0)	$(17.8)	$(4.2)	$(43.8)	$(35.5)	$(8.3)
Interest expense, net, increased $4.2 million and $8.3 million for the three and six months ended June 28, 2026, respectively, primarily due to the refinancing of our 2025 Class A-2 Notes at a higher interest rate and an increased principal in June 2025, and a decrease of interest income resulting from reduced cash balances.

Closure and Impairment Charges	Three Months Ended			Six Months Ended
	June 28, 2026	June 29, 2025	Change	June 28, 2026	June 29, 2025	Change
	(In millions)
Closure charges	$(0.8)	$(1.0)	$0.2	$(1.6)	$(3.8)	$2.2
Other asset impairment charges	(3.2)	(0.2)	(3.0)	(3.2)	(3.2)	—
Total	$(4.0)	$(1.2)	$(2.8)	$(4.8)	$(7.0)	$2.2
For the three and six months ended June 28, 2026 and June 29, 2025, we recorded closure charges primarily related to properties for which we are the lessee but have ceased using in prior periods.
For the three and six months ended June 28, 2026, we recorded a $3.2 million trademark impairment charge related to the strategic realignment of the international market. For the six months ended June 29, 2025, other asset impairment charges were primarily related to the impairment of an asset upon closure of certain IHOP restaurants in March 2025.

Amortization of Intangible Assets	Three Months Ended			Six Months Ended
	June 28, 2026	June 29, 2025	Change	June 28, 2026	June 29, 2025	Change
	(In millions)
Amortization of intangible assets	$(3.9)	$(2.7)	$(1.2)	$(7.6)	$(5.4)	$(2.2)
Amortization of intangible assets primarily relates to Applebee's and Fuzzy's franchise rights and the Fuzzy's tradename. Amortization increased $1.2 million and $2.2 million for the three and six months ended June 28, 2026, respectively, compared to the prior periods due to the reclassification of certain indefinite-lived intangible assets to finite-lived in the fourth quarter of fiscal 2025. In addition, in the current year, the useful lives of certain finite-lived intangible assets were reduced.

Gain on Disposition of Assets	Three Months Ended			Six Months Ended
	June 28, 2026	June 29, 2025	Change	June 28, 2026	June 29, 2025	Change
	(In millions)
Gain on disposition of assets	$0.3	$—	$0.3	$2.5	$0.1	$2.4
The gain on disposition of assets for the three months ended June 28, 2026 is related to the gain on lease terminations. The gain on disposition of assets for the six months ended June 28, 2026 primarily relates to the sale of land and building on which two IHOP properties were located.

Income Tax Provision	Three Months Ended			Six Months Ended
	June 28, 2026	June 29, 2025	Change	June 28, 2026	June 29, 2025	Change
	(In millions)
Income tax provision	$(1.7)	$(5.1)	$3.4	$(4.4)	$(9.7)	$5.3
Effective tax rate	28.3%	27.0%	1.3%	27.7%	30.6%	(2.9)%
The effective tax rate for the three months ended June 28, 2026 was higher than the rate of the prior year quarter primarily due to higher non-deductible executive compensation partially offset by increased income tax credits.
The effective tax rate for the six months ended June 28, 2026 was lower than the rate of the prior year period primarily due to a higher tax deduction related to stock-based compensation resulting from an increase in our share price.

Liquidity and Capital Resources of the Company
Our total cash balances including restricted cash, net of revolving credit facility borrowings, at June 28, 2026 and December 28, 2025 were as follows:

	June 28, 2026	December 28, 2025
	(In millions)
Cash and cash equivalents	$97.5	$128.2
Restricted cash, current	52.8	51.5
Restricted cash, non-current	22.5	22.0
Total cash, restricted cash and cash equivalents	172.8	201.7
Less: Revolving credit facility borrowing	(100.0)	(100.0)
Total cash, restricted cash and cash equivalents, net	$72.8	$101.7
Cash Flows
In summary, our cash flows for the six months ended June 28, 2026 and June 29, 2025 were as follows:

	Six Months Ended
	June 28, 2026	June 29, 2025	Change
	(In millions)
Net cash provided by operating activities	$19.9	$53.1	$(33.2)
Net cash used in investing activities	(9.0)	(5.1)	(3.9)
Net cash used in financing activities	(39.8)	(33.3)	(6.5)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(28.9)	$14.7	$(43.6)
Operating Activities
Net cash provided by operating activities decreased $33.2 million during the six months ended June 28, 2026 compared to the same period of the prior year. The decrease was primarily driven by timing of marketing spend, higher payments related to performance-based compensation and interest, in addition to lower segment profit.
Investing Activities
Net cash used in investing activities was $9.0 million for the six months ended June 28, 2026 compared to net cash used of $5.1 million during the comparable prior period. The increase in cash used was primarily attributable to capital expenditures for the remodeling of company-owned restaurants, partially offset by the net cash acquired from the acquisition of restaurants from franchisees, principal collections on notes and equipment receivables and proceeds from the sale of two properties.
Financing Activities
Net cash used in financing activities increased $6.5 million for the six months ended June 28, 2026. The increase in cash used in financing activities was primarily due to $29.3 million in common stock repurchases, partially offset by a decrease in dividends paid and the debt issuance cost.

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
Make-whole Premiums
We may voluntarily repay the Class A-2 Notes at any time; however, if repaid prior to certain dates we would be required to pay make-whole premiums. As of June 28, 2026, the make-whole premium associated with voluntary prepayment of the 2023 Class A-2 Notes was approximately $7.1 million and for the 2025 Class A-2 Notes was approximately $22.8 million. We also would be subject to a make-whole premium in the event of a mandatory prepayment required following certain rapid amortization events or certain asset dispositions.
Capital Allocation
Dividends
During the six months ended June 28, 2026 and June 29, 2025, we declared and paid dividends on common stock as shown in Note 8 - Stockholders' Deficit, of the Notes to the Condensed Consolidated Financial Statements. On May 14, 2026, our Board of Directors declared a second quarter 2026 cash dividend of $0.19 per share of common stock, payable on July 10, 2026 to the stockholders of record as of the close of business on June 24, 2026.
Share Repurchases
On May 14, 2026, the Company's Board of Directors authorized a share repurchase program of up to $100 million (the "2026 Repurchase Program") in addition to the Corporation’s existing share repurchase program, approved in February 2022 (together with the 2026 Repurchase Program, the "Repurchase Programs"). A summary of shares repurchased under the Repurchase Programs, during the six months ended June 28, 2026 and cumulatively, is as follows:

	Shares	Cost of shares
Repurchase Programs		(In millions)
Total authorized under the Repurchase Programs	n/a	$350.0
Repurchases through December 28, 2025	4,218,035	176.9
Repurchased during the six months ended June 28, 2026	901,436	29.3
Cumulative (life-of-program) repurchases	5,119,471	206.2
Remaining dollar value of shares that may be repurchased	n/a	$143.8
From time to time, we also repurchase shares owned and tendered by employees to satisfy tax withholding obligations on the vesting of restricted stock awards. Shares are deemed purchased at the closing price of our common stock on the vesting date. See Part II, Item 2 of this Form 10-Q for detail of this stock repurchase activity during the six months ended June 28, 2026.
Adjusted Free Cash Flow
We define "adjusted free cash flow" for a given period as cash provided by operating activities, plus receipts from notes and equipment contract receivables, less additions to property and equipment. Management uses this liquidity measure in its periodic assessments of, among other things, the amount of cash dividends per share of common stock and the amount of repurchases of common stock. We believe it is important for investors to have the same measure used by management for that purpose. Adjusted free cash flow does not represent residual cash flow available for discretionary purposes.

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

	Six Months Ended
	June 28, 2026	June 29, 2025	Change
	(In millions)
Cash flows provided by operating activities	$19.9	$53.1	$(33.2)
Net receipts from notes and equipment receivables	7.0	4.9	2.1
Additions to property and equipment	(23.2)	(9.3)	(13.9)
Adjusted free cash flow	$3.7	$48.7	$(45.0)
The decrease in adjusted free cash flow for the six months ended June 28, 2026 compared to the same period of 2025 was primarily due to the increase in additions to property and equipment and the decrease in cash provided by operating activities as discussed above. Additionally, we continue to provide remodel and development incentives to our franchisees which also had a negative impact on adjusted free cash flow for the period.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Equity Securities by the Company

Month Period	Total number of shares purchased(a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
March 30, 2026 - April 26, 2026	206	$26.45	277,844	$43,838,000
April 27, 2026 - May 24, 2026	1,106	29.79	—	$143,838,000
May 25, 2026 - June 28, 2026	1,646	29.77	—	$143,838,000
	2,958	$26.48	277,844
_________________________________________
(a) These amounts are shares owned and tendered by employees to satisfy tax withholding obligations arising upon the vesting of restricted stock awards. The shares tendered by holders are repurchased by us pursuant to the terms of the plan under which the shares were issued and the applicable individual award agreements and not pursuant to publicly announced repurchase authorizations.
Item 3.  Defaults Upon Senior Securities.
None.
Item 4.  Mine Safety Disclosures.
Not Applicable.
Item 5.  Other Information.
Securities Trading Plans of Directors and Executive Officers
During the fiscal quarter ended June 28, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a Rule 10b5-1 trading plan or a non-Rule 10b5-1 trading arrangement for our securities (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits.

*†10.1	Performance Award Agreement dated as of June 15, 2026 by and between the Corporation and Lawrence Y. Kim
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Schema Document.***
101.CAL	Inline XBRL Calculation Linkbase Document.***
101.DEF	Inline XBRL Definition Linkbase Document.***
101.LAB	Inline XBRL Label Linkbase Document.***
101.PRE	Inline XBRL Presentation Linkbase Document.***
104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    Filed herewith.
**    The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
***       Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 and 104 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
†     A contract, compensatory plan or arrangement in which directors or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dine Brands Global, Inc. (Registrant)

Dated:	5th day of August, 2026	By:	/s/ John W. Peyton
John W. Peyton Chief Executive Officer (Principal Executive Officer)

Dated:	5th day of August, 2026	By:	/s/ Vance Y. Chang
Vance Y. Chang Chief Financial Officer (Principal Financial Officer)

Dated:	5th day of August, 2026	By:	/s/ Joseph F. Camperlingo
Joseph F. Camperlingo Chief Accounting Officer (Principal Accounting Officer)