Form 10-Q
period 2026-09-27
Dine Brands Global, Inc.
filed 2026-11-04
CIK 49754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 27, 2026
 OR
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

As of October 28, 2026, the Registrant had 12,295,050 shares of Common Stock outstanding.

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
Fiscal Quarter End
Our fiscal quarters end on the Sunday closest to the last day of each calendar quarter. The third fiscal quarter of 2026 and 2025 ended on September 27, 2026 and September 28, 2025, respectively.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
Dine Brands Global, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In millions, except share and par amounts)
(Unaudited)

	September 27, 2026	December 28, 2025
Assets
Current assets:
Cash and cash equivalents	$91.1	$128.2
Receivables, net	82.7	119.0
Restricted cash	60.0	51.5
Prepaid expenses	52.5	49.0
Other current assets	1.1	4.1
Total current assets	287.4	351.8
Intangible assets, net	520.5	534.1
Operating lease right-of-use assets	418.2	328.7
Goodwill	249.6	249.6
Property and equipment, net of accumulated depreciation and amortization of $338.0 (2026) and $317.9 (2025)	171.9	160.5
Long-term receivables, net of allowance	18.6	33.8
Non-current restricted cash	22.5	22.0
Other non-current assets, net	65.3	57.1
Total assets	$1,754.0	$1,737.7

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and other accrued liabilities	$88.2	$93.2
Gift card liability	151.5	182.7
Current portion of operating leases obligations	69.2	67.6
Current portion of finance leases	6.4	6.6
Dividends payable	2.6	2.5
Accrued interest payable	7.2	7.3
Deferred franchise revenue, short-term	4.9	5.6
Total current liabilities	330.0	365.6
Long-term debt, net	1,190.1	1,188.2
Operating lease obligations, less current portion	384.8	305.3
Finance lease obligations, less current portion	28.2	32.2
Deferred income taxes, net	51.9	51.2
Deferred franchise revenue, long-term	31.6	34.2
Other non-current liabilities	30.5	35.0
Total liabilities	2,047.1	2,011.5

Stockholders’ deficit:
Preferred stock, $1 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; shares: 40,000,000 authorized, 24,472,784 issued, 12,411,186 outstanding as of September 27, 2026; 40,000,000 authorized, 24,623,226 issued, 13,326,537 outstanding as of December 28, 2025	0.2	0.2
Additional paid-in-capital	227.0	239.9
Retained earnings	184.1	175.1
Accumulated other comprehensive loss	(0.1)	(0.1)
Treasury stock, at cost; shares: September 27, 2026 - 12,061,598; December 28, 2025 - 11,296,689	(704.4)	(689.1)
Total stockholders’ deficit	(293.1)	(273.9)
Total liabilities and stockholders’ deficit	$1,754.0	$1,737.7
See the accompanying Notes to Condensed Consolidated Financial Statements.

Dine Brands Global, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Revenues:
Franchise revenues:
Royalties, franchise fees and other	$91.7	$93.1	$280.7	$290.1
Advertising revenues	67.3	68.2	210.2	212.2
Total franchise revenues	159.0	161.3	490.9	502.3
Company-owned restaurant revenues	64.4	27.5	145.1	77.3
Rental revenues	25.5	27.3	79.0	82.1
Total revenues	248.9	216.1	715.0	661.7
Cost of revenues:
Franchise expenses:
Advertising expenses	(67.3)	(68.2)	(210.2)	(212.2)
Other franchise expenses	(11.0)	(10.2)	(31.2)	(33.8)
Total franchise expenses	(78.3)	(78.4)	(241.4)	(246.0)
Company-owned restaurant expenses	(66.4)	(32.0)	(150.3)	(84.9)
Rental expenses	(19.5)	(21.2)	(60.1)	(63.6)
Total cost of revenues	(164.2)	(131.6)	(451.8)	(394.5)
Gross profit	84.7	84.6	263.2	267.1
General and administrative expenses	(51.6)	(50.2)	(160.3)	(152.3)
Interest expense, net	(21.3)	(20.8)	(65.1)	(56.3)
Closure and impairment charges	(1.5)	(0.6)	(6.2)	(7.6)
Amortization of intangible assets	(4.2)	(2.9)	(11.8)	(8.3)
Loss on extinguishment of debt	—	—	—	(0.9)
Gain on disposition of assets	0.6	—	3.1	0.1
Income before income taxes	6.7	10.0	22.9	41.8
Income tax provision	(2.1)	(2.7)	(6.6)	(12.5)
Net income	$4.6	$7.3	16.3	29.3

Net income available to common stockholders:
Net income	$4.6	$7.3	$16.3	$29.3
Less: Net income allocated to unvested restricted stock	(0.1)	(0.3)	(0.4)	(1.2)
Net income available to common stockholders	$4.5	$7.0	$15.9	$28.1

Net income available to common stockholders per share:
Basic	$0.38	$0.48	$1.32	$1.90
Diluted	$0.37	$0.48	$1.29	$1.90
Weighted average shares outstanding:
Basic	11.9	14.4	12.1	14.8
Diluted	12.2	14.4	12.3	14.8

Other comprehensive income, net of tax:
Foreign currency translation adjustment	—	—	—	—
Total comprehensive income	$4.6	$7.3	$16.3	$29.3
See the accompanying Notes to Condensed Consolidated Financial Statements.

Dine Brands Global, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Deficit
(In millions, except share amounts)
(Unaudited)

	Three Months Ended September 27, 2026
					Accumulated Other Comprehensive Loss	Treasury Stock
	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings		Shares	Cost	Total Stockholders' Deficit
Balance at June 28, 2026	12,671,279	$0.2	$223.9	$181.9	$(0.1)	11,841,542	$(698.1)	$(292.0)
Net income	—	—	—	4.6	—	—	—	4.6
Purchase of Company common stock	(223,610)	—	—	—	—	223,610	(6.5)	(6.5)
Reissuance of treasury stock	3,554	—	(0.2)	—	—	(3,554)	0.2	—
Net issuance of shares for stock plans	(27,841)	—	—	—	—	—	—	—
Repurchase of restricted shares for taxes	(12,196)	—	(0.4)	—	—	—	—	(0.4)
Stock-based compensation	—	—	3.6	—	—	—	—	3.6
Dividends on common stock	—	—	—	(2.4)	—	—	—	(2.4)
Balance at September 27, 2026	12,411,186	$0.2	$227.0	$184.1	$(0.1)	12,061,598	$(704.4)	$(293.1)

	Nine Months Ended September 27, 2026
					Accumulated Other Comprehensive Loss	Treasury Stock
	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings		Shares	Cost	Total Stockholders' Deficit
Balance at December 28, 2025	13,326,537	$0.2	$239.9	$175.1	$(0.1)	11,296,689	$(689.1)	$(273.9)
Net income	—	—	—	16.3	—	—	—	16.3
Purchase of Company common stock	(1,125,046)	—	—	—	—	1,125,046	(35.9)	(35.9)
Reissuance of treasury stock	360,137	—	(20.6)	—	—	(360,137)	20.6	—
Net issuance of shares for stock plans	(38,255)	—	—	—	—	—	—	—
Repurchase of restricted shares for taxes	(112,187)	—	(3.5)	—	—	—	—	(3.5)
Stock-based compensation	—	—	11.1	—	—	—	—	11.1
Dividends on common stock	—	—	0.1	(7.3)	—	—	—	(7.2)
Balance at September 27, 2026	12,411,186	$0.2	$227.0	$184.1	$(0.1)	12,061,598	$(704.4)	$(293.1)

See the accompanying Notes to Condensed Consolidated Financial Statements.

Dine Brands Global, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Deficit
(In millions, except share amounts)
(Unaudited)

	Three Months Ended September 28, 2025
					Accumulated Other Comprehensive Loss	Treasury Stock
	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings		Shares	Cost	Total Stockholders' Deficit
Balance at June 29, 2025	15,379,495	$0.2	$236.1	$189.8	$(0.1)	9,297,349	$(638.7)	$(212.5)
Net income	—	—	—	7.3	—	—	—	7.3
Purchase of Company common stock	(989,662)	—	—	—	—	989,662	(22.5)	(22.5)
Reissuance of treasury stock	30,285	—	(1.4)	—	—	(30,285)	1.4	—
Net issuance of shares for stock plans	(7,558)	—	—	—	—	—	—	—
Repurchase of restricted shares for taxes	(529)	—	—	—	—	—	—	—
Stock-based compensation	—	—	3.1	—	—	—	—	3.1
Dividends on common stock	—	—	—	(7.3)	—	—	—	(7.3)
Balance at September 28, 2025	14,412,031	$0.2	$237.8	$189.8	$(0.1)	10,256,726	$(659.8)	$(231.9)

	Nine Months Ended September 28, 2025
					Accumulated Other Comprehensive Loss	Treasury Stock
	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings		Shares	Cost	Total Stockholder's Deficit
Balance at December 29, 2024	15,273,210	$0.2	$254.8	$183.6	$(0.1)	9,483,427	$(654.6)	$(216.0)
Net income	—	—	—	29.3	—	—	—	29.3
Purchase of Company common stock	(1,299,440)	—	—	—	—	1,299,440	(30.1)	(30.1)
Reissuance of treasury stock	526,141	—	(24.9)	—	—	(526,141)	24.9	—
Net issuance of shares for stock plans	(14,429)	—	—	—	—	—	—	—
Repurchase of restricted shares for taxes	(73,451)	—	(1.8)	—	—	—	—	(1.8)
Stock-based compensation	—	—	9.7	—	—	—	—	9.7
Dividends on common stock	—	—	0.1	(23.1)	—	—	—	(23.0)
Balance at September 28, 2025	14,412,031	$0.2	$237.8	$189.8	$(0.1)	10,256,726	$(659.8)	$(231.9)

See the accompanying Notes to Condensed Consolidated Financial Statements.

Dine Brands Global, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended
	September 27, 2026	September 28, 2025
Cash flows from operating activities:
Net income	$16.3	$29.3
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	36.6	31.4
Non-cash impairment and closure charges	6.2	7.6
Non-cash stock-based compensation expense	11.1	9.7
Non-cash interest expense	2.9	2.7
Loss on extinguishment of debt	—	0.9
Deferred income taxes	0.8	4.1
Provision for doubtful accounts	3.1	3.7
Gain on disposition of assets	(3.1)	(0.1)
Changes in operating assets and liabilities:
Receivables	1.3	(6.0)
Prepaid expenses	(2.9)	5.0
Other changes in other assets and liabilities	(4.7)	2.1
Gift cards receivables and payables	(11.5)	(6.1)
Accounts payable and other accrued expenses	(9.2)	8.6
Operating lease assets and liabilities	(5.7)	(10.2)
Accrued interest payable	(0.1)	10.7
Deferred revenue	(3.3)	(10.0)
Cash flows provided by operating activities	37.8	83.3
Cash flows from investing activities:
Principal receipts from notes, equipment contracts and other long-term receivables	6.0	6.2
Additions to property and equipment	(31.0)	(21.3)
Proceeds from sale of property and equipment	5.5	1.1
Additions to long-term receivables	(0.1)	(1.9)
Acquisition, net of cash acquired	4.1	1.6
Additions to intangible assets	(1.3)	(1.5)
Cash flows used in investing activities	(16.8)	(15.8)
Cash flows from financing activities:
Proceeds from revolving line of credit	30.0	—
Repayment of revolving line of credit	(30.0)	—
Borrowing from long-term debt	—	600.0
Repayment of long-term debt	—	(594.0)
Payment of debt issuance costs	—	(11.6)
Dividends paid on common stock	(7.2)	(23.6)
Repurchase of common stock	(35.9)	(30.1)
Principal payments on finance lease and financing obligations	(2.5)	(3.8)
Repurchase of restricted stock for tax payments upon vesting	(3.5)	(1.8)
Cash flows used in financing activities	(49.1)	(65.0)
Net change in cash, cash equivalents and restricted cash	(28.1)	2.5
Cash, cash equivalents and restricted cash at beginning of period	201.7	248.6
Cash, cash equivalents and restricted cash at end of period	$173.6	$251.1
Supplemental disclosures:
Interest paid in cash	$68.0	$53.0
Income taxes paid in cash	$8.2	$3.9
Non-cash conversion to notes receivable	$0.8	$6.4

See the accompanying Notes to Condensed Consolidated Financial Statements.

Dine Brands Global, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation
The accompanying unaudited interim Condensed Consolidated Financial Statements of Dine Brands Global, Inc. (the "Company," "Dine Brands Global," "we," "us," or "our") have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. We believe that all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. The operating results for the nine months ended September 27, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending January 3, 2027.
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
The Company evaluates the financial condition of our franchisees and estimates the allowance for credit losses based on historical collection experience, credit quality, and current market conditions.
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
The components of cash and cash equivalents were as follows:

	September 27, 2026	December 28, 2025
	(In millions)
Money market funds	$12.1	$2.0
Other depository accounts, including IHOP advertising and gift card	79.0	126.2
Total cash and cash equivalents	$91.1	$128.2
Current Restricted Cash
Current restricted cash primarily consisted of cash required to be held in trust in connection with the Company's securitized debt and cash for Applebee's and Fuzzy's advertising funds. The components of current restricted cash were as follows:

	September 27, 2026	December 28, 2025
	(In millions)
Securitized debt reserves	$50.9	$46.0
Applebee's and Fuzzy's advertising funds	9.1	5.5
Total current restricted cash	$60.0	$51.5
Non-current Restricted Cash
Non-current restricted cash of $22.5 million and $22.0 million as of September 27, 2026 and December 28, 2025, respectively, represents interest reserves contractually restricted as required under the terms of our debt agreements.

Dine Brands Global, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)

4. Revenues
The following table disaggregates our franchise revenues by major type:

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Franchise Revenues	(In millions)
Royalties	$73.1	$74.7	$225.3	$233.1
Advertising fees	67.3	68.2	210.2	212.2
Proprietary product sales and other	16.4	16.5	48.6	50.0
Franchise and development fees	2.3	1.9	6.8	7.0
Total franchise revenues	$159.0	$161.3	$490.9	$502.3
Changes in the Company's contract liability for deferred franchise and development fees during the nine months ended September 27, 2026 were as follows:

Deferred Franchise Revenue
(In millions)
Balance at December 28, 2025	$39.8
Recognized during the nine months ended September 27, 2026	(6.0)
Deferred during the nine months ended September 27, 2026	2.8
Balance at September 27, 2026	$36.6
The balance of deferred franchise revenue as of September 27, 2026 is expected to be recognized as follows:

Fiscal Years	(In millions)
2026 (remaining three months)	$1.3
2027	4.7
2028	3.9
2029	3.4
2030	3.1
Thereafter	20.2
Total	$36.6
5. Receivables
Total receivables balances at September 27, 2026 and December 28, 2025 were as follows:

Receivables	September 27, 2026	December 28, 2025
	(In millions)
Accounts receivable	$66.0	$75.2
Gift card receivables	7.2	33.3
Notes receivable	6.5	20.9
Leases receivable	20.6	24.8
Other receivables	9.3	4.9
	109.6	159.1
Less: allowance for doubtful accounts and notes receivable	(8.3)	(6.3)
	101.3	152.8
Less: current portion	(82.7)	(119.0)
Long-term receivables	$18.6	$33.8

Dine Brands Global, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
5. Receivables (Continued)
Changes in the allowance for credit losses during the nine months ended September 27, 2026 were as follows:

Total
(In millions)
Balance, December 28, 2025	$6.3
Bad debt expense	3.1
Write-offs	(1.0)
Other	(0.1)
Balance, September 27, 2026	$8.3
The $3.1 million of bad debt expense recorded for the nine months ended September 27, 2026 is primarily attributable to accounts receivable. The Company's primary credit quality indicator for all portfolio segments is delinquency.
The year of origination of the Company's notes and financing receivables at September 27, 2026 is as follows:

	Notes receivable, short- and long-term	Leases Receivables	Total
	(In millions)
2026	$1.1	$—	$1.1
2025	3.2	1.3	4.5
2024	1.3	1.7	3.0
2023	0.8	3.0	3.8
2022	0.1	7.1	7.2
Prior	—	7.4	7.4
Total	$6.5	$20.5	$27.0
6. Leases
The Company currently leases from third parties the real property for certain company-owned restaurants and leases and subleases to franchisees for certain franchise operated restaurants. The Company also leases office space for its principal corporate office in Pasadena, California. The Company does not have a significant amount of non-real estate leases.
The Company's leases and subleases related to IHOP restaurants generally provide for an initial term of 20 to 25 years, with most having one or more five-year renewal options. Leases related to Applebee's restaurants generally have an initial term of 10 to 20 years, with renewal terms of five to 20 years. Generally, option periods were not included in determining lease liabilities and right-of-use assets related to operating leases. With extensions of franchise agreements and related subleases, renewal option periods are included if the Company is reasonably certain that such options will be exercised. Certain leases also include variable rental payments based on a percentage of restaurant sales if certain restaurant sales thresholds are met.

Dine Brands Global, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
6. Leases (Continued)
During the three and nine months ended September 27, 2026 and September 28, 2025, the Company made the following cash payments for operating leases:

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
	(In millions)
Cash paid on operating leases	$24.5	23.6	$71.0	67.6
The Company's income from operating leases for the three and nine months ended September 27, 2026 and September 28, 2025 was as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
	(In millions)
Minimum lease receipts	$21.5	$22.4	$65.7	$67.2
Variable lease income	3.4	3.9	11.4	12.5
Total operating lease income	$24.9	$26.3	$77.1	$79.7

7. Long-Term Debt
The Company's long-term debt consists of the following:

	September 27, 2026	December 28, 2025
	(In millions)
Series 2023-1 7.824% Fixed Rate Senior Secured Notes, Class A-2	500.0	500.0
Series 2025-1 6.720% Fixed Rate Senior Secured Notes, Class A-2	600.0	600.0
Series 2025-1 Variable Funding Senior Notes, Class A-1(a)	100.0	100.0
Unamortized debt issuance costs	(9.9)	(11.8)
Long-term debt, net of debt issuance costs	$1,190.1	$1,188.2
_________________________________________
(a) Variable interest rate of 6.17% and 6.56% at September 27, 2026 and December 28, 2025, respectively.
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
As of September 27, 2026, the Company's leverage ratio was approximately 5.10x. As a result, the Company did not make quarterly principal payments on the A-2 Notes.
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
As of September 27, 2026, the outstanding balance of the Credit Facility was $100 million. The amount of $0.5 million was pledged against the Credit Facility for outstanding letters of credit, leaving $224.5 million of the Credit Facility available for borrowing at September 27, 2026. The weighted average interest rate for the period outstanding during the nine months ended September 27, 2026 was 6.22%.
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
Key DSCRs are as follows:
•DSCR less than 1.75x - Cash Trapping Event
•DSCR less than 1.20x - Rapid Amortization Event
•Interest-only DSCR less than 1.20x - Manager Termination Event
•Interest-only DSCR less than 1.10x - Default Event
The Company's DSCR for the reporting period ended September 27, 2026 was approximately 3.0x.
8. Stockholders' Deficit
Stock Repurchase Program
During the nine months ended September 27, 2026, the Company repurchased 1,125,046 shares of common stock at a cost of $35.9 million.
On May 14, 2026, the Company's Board of Directors authorized a share repurchase program of up to $100 million (the "2026 Repurchase Program") in addition to the Corporation's existing share repurchase program, approved in February 2022 (together with the 2026 Repurchase Program, the "Repurchase Programs"). Cumulatively under the Repurchase Programs, the Company repurchased 5,343,081 shares at a cost of $212.7 million. As of September 27, 2026, a remaining amount of $137.3 million in the value of shares may be repurchased under the Repurchase Programs.
Dividends
Dividends declared and paid per share for the three and nine months ended September 27, 2026 and September 28, 2025 were as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Dividends declared per common share	$0.19	$0.51	$0.57	$1.53
Dividends paid per common share	$0.19	$0.51	$0.57	$1.53
During the nine months ended September 27, 2026 and September 28, 2025, the Company paid dividends of $7.2 million and 23.0 million, respectively.

Dine Brands Global, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
9. Stock-Based Compensation

The following table summarizes the Company's stock-based compensation expense included as a component of general and administrative expenses in the Condensed Consolidated Statements of Comprehensive Income:

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
	(In millions)
Equity classified awards expense	$3.6	$3.2	$11.1	$9.9
Liability classified awards expense	0.2	0.1	1.0	(0.1)
Total stock-based compensation expense	$3.8	$3.3	$12.1	$9.8
As of September 27, 2026, total unrecognized compensation cost related to restricted stock awards and restricted stock units of $14.6 million and $0.3 million related to stock options is expected to be recognized over a weighted average period of approximately 1.4 years for restricted stock and restricted stock units and 0.6 years for stock options.
A significant majority of the Company’s equity grants occur in the first quarter of its fiscal year. During the nine months ended September 27, 2026, the Company granted approximately 360,000 restricted stock and 147,000 restricted stock unit awards with a weighted average grant date fair value of $30.84 and $31.84, respectively. The Company did not grant any options during the three and nine months ended September 27, 2026.
As of September 27, 2026 and December 28, 2025, a liability of $2.5 million and $3.3 million, respectively, was recorded as Other non-current liabilities on the Condensed Consolidated Balance Sheets.
10. Income Taxes
The Company's effective tax rate was 28.8% for the nine months ended September 27, 2026, as compared to 29.8% for the nine months ended September 28, 2025. The effective tax rate for the nine months ended September 27, 2026 was lower than the rate of the prior year period primarily due to a higher tax deduction related to stock-based compensation resulting from an increase in our share price, and higher tax credits in the current period. These benefits were partially offset by an increase in valuation allowances in the current period.

Dine Brands Global, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
11. Intangible Assets
Changes in indefinite-lived intangible assets during the nine months ended September 27, 2026 were as follows:

	Tradename	Other	Total
	(In millions)
Balance at December 28, 2025	$468.0	$5.3	$473.3
Additions		0.4	0.4
Impairment	—	(3.2)	(3.2)
Transfer out	—	(2.5)	(2.5)
Balance at September 27, 2026	$468.0	$—	$468.0
Gross and net carrying amounts of finite-lived intangible assets at September 27, 2026 and December 28, 2025 were as follows:

	September 27, 2026			December 28, 2025
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In millions)
Tradename	$28.2	$(2.1)	$26.1	n/a	n/a	n/a
Franchise rights	214.8	(191.6)	23.2	214.8	(183.2)	31.6
Transfer in	2.5	(0.2)	2.3	n/a	n/a	n/a
Other	3.1	(2.2)	0.9	2.2	(1.2)	1.0
Total	$248.6	$(196.1)	$52.5	$217.0	$(184.4)	$32.6
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
The fair value of the Company's long-term debt, excluding the Credit Facility, is based on quoted market prices which represent Level 1 inputs. The fair value as of September 27, 2026 and December 28, 2025 were as follows:

	September 27, 2026	December 28, 2025
	(In millions)
Face Value	$1,100.0	$1,100.0
Fair Value	$1,091.5	$1,112.3

Dine Brands Global, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
13. Reportable Segments
Information on segments and a reconciliation of segment operating profit to income before income taxes is as follows:

	Three Months Ended September 27, 2026
	Franchise	Company-Owned Restaurants	Rental	Total
	(In millions)
Revenues	$159.0	$64.4	$25.5	$248.9
Less: Advertising revenue	67.3	—	—	67.3
Revenues excluding advertising revenue	91.7	64.4	25.5	181.6

Less: Cost of revenues
Interest expense from finance leases	—	—	(0.6)	(0.6)
Depreciation and amortization	(0.4)	(1.7)	(2.1)	(4.2)
Other segment items(a)	(10.6)	(64.7)	(16.9)	(92.2)
Segment profit (loss)	80.7	(2.0)	5.9	84.6
Stock based compensation (direct)	(1.1)	—	—	(1.1)
Gain on disposition of assets	0.6	—	—	0.6
Other G&A expenses (direct and allocated)	(31.2)	(3.6)	—	(34.8)
Segment operating profit (loss)	$49.0	$(5.6)	$5.9	$49.3

Reconciliation of segment operating profit
Segment operating profit				$49.3
Depreciation and amortization (unallocated)				(4.4)
Stock based compensation (unallocated)				(2.5)
Other G&A expenses (unallocated)				(8.7)
Interest expense, net				(21.3)
Closure and impairment charges				(1.4)
Amortization of intangible assets				(4.2)
Income before income taxes				$6.8

Dine Brands Global, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
13. Reportable Segments (Continued)

	Nine Months Ended September 27, 2026
	Franchise	Company-Owned Restaurants	Rental	Total
	(In millions)
Revenues	$490.9	$145.1	$79.0	$715.0
Less: Advertising revenue	210.2	—	—	210.2
Revenues excluding advertising revenue	280.7	145.1	79.0	504.8

Less: Cost of revenues
Interest expense from finance leases	—	—	(1.8)	(1.8)
Depreciation and amortization	(0.8)	(4.3)	(6.5)	(11.6)
Other segment items(a)	(30.4)	(146.0)	(51.8)	(228.2)
Segment profit (loss)	249.5	(5.2)	18.9	263.2
Stock based compensation (direct)	(3.3)	—	—	(3.3)
Gain on disposition of assets	3.1	—	—	3.1
Other G&A expenses (direct and allocated)	(94.4)	(10.3)	—	(104.7)
Segment operating profit (loss)	$154.9	$(15.5)	$18.9	$158.3

Reconciliation of segment operating profit
Segment operating profit				$158.3
Depreciation and amortization (unallocated)				(13.2)
Stock based compensation (unallocated)				(7.9)
Other G&A expenses (unallocated)				(31.2)
Interest expense, net				(65.1)
Closure and impairment charges				(6.2)
Amortization of intangible assets				(11.8)
Income before income taxes				$22.9

Dine Brands Global, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
13. Reportable Segments (Continued)

	Three Months Ended September 28, 2025
	Franchise	Company-Owned Restaurants	Rental	Total
	(In millions)
Revenues	$161.3	$27.5	$27.3	$216.2
Less: Advertising revenue	68.2	—	—	68.2
Revenues excluding advertising revenue	93.1	27.5	27.3	147.9

Less: Cost of revenues
Interest expense from finance leases	—	—	(0.7)	(0.7)
Depreciation and amortization	(0.1)	(0.9)	(2.4)	(3.4)
Other segment items(a)	(10.1)	(31.2)	(18.1)	(59.3)
Segment profit (loss)	82.9	(4.5)	6.1	84.6
Stock based compensation (direct)	(0.8)	—	—	(0.8)
Loss on disposition of assets	—	—	—	—
Other G&A expenses (direct and allocated)	(31.3)	(1.9)	—	(33.1)
Segment operating profit	$50.9	$(6.4)	$6.1	$50.6

Reconciliation of segment operating profit
Segment operating profit				$50.6
Depreciation and amortization (unallocated)				(4.2)
Stock based compensation (unallocated)				(2.3)
Other G&A expenses (unallocated)				(9.7)
Interest expense, net				(20.8)
Closure and impairment charges				(0.6)
Amortization of intangible assets				(2.9)
Loss on extinguishment of debt				—
Income before income taxes				$10.1

Dine Brands Global, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
13. Reportable Segments (Continued)

	Nine Months Ended September 28, 2025
	Franchise	Company-Owned Restaurants	Rental	Total
	(In millions)
Revenues	$502.3	$77.3	$82.1	$661.7
Less: Advertising revenue	212.2	—	—	212.2
Revenues excluding advertising revenue	290.0	77.3	82.1	449.5

Less: Cost of revenues
Interest expense from finance leases	—	—	(2.1)	(2.1)
Depreciation and amortization	(0.4)	(2.2)	(7.3)	(9.9)
Other segment items(a)	(33.4)	(82.8)	(54.2)	(170.4)
Segment profit (loss)	256.2	(7.6)	18.5	267.1
Stock based compensation (direct)	(2.8)	—	—	(2.8)
Gain on disposition of assets	0.1	—	—	0.1
Other G&A expenses (direct and allocated)	(94.5)	(5.2)	—	(99.6)
Segment operating profit	$159.0	$(12.8)	$18.6	$164.7

Reconciliation of segment operating profit
Segment operating profit				$164.7
Depreciation and amortization (unallocated)				(13.1)
Stock based compensation (unallocated)				6.9
Other G&A expenses (unallocated)				(29.8)
Interest expense, net				(56.3)
Closure and impairment charges				(7.6)
Amortization of intangible assets				(8.3)
Loss on extinguishment of debt				(0.9)
Income before income taxes				$41.8
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
Lease Guarantees
In connection with refranchising restaurants to franchisees, in certain cases the Company has guaranteed lease payments. As of September 27, 2026 the notional amount of lease guarantees by the Company was $307.7 million. Excluding unexercised option periods, the Company's potential liability for future payments under these leases is $78.1 million. This amount represents the maximum potential liability of future payments under these leases. These leases expire at the end of the respective lease terms, which range from 2026 through 2058. In the event of default, the indemnity and default clauses in the sale or assignment agreements govern the Company's ability to pursue and recover damages incurred.
16. Subsequent Event
Stockholder Rights Agreement
On October 28, 2026, our Board adopted a limited-duration stockholder rights agreement (the “Rights Agreement”). Pursuant to the Rights Agreement, the Company issued, by means of a dividend, one preferred share purchase right (a “Right”) for each outstanding share of Company common stock to stockholders of record on November 9, 2026. Initially, these Rights are not exercisable and will trade with, and be represented by, the shares of Company common stock. If exercisable, each Right will entitle the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $1.00 per share (“Series A Preferred Stock”), of the Company at an exercise price of $210 per one one-thousandth of a share of Series A Preferred Stock, subject to certain anti-dilution adjustments.
The Rights are not exercisable until the earlier of (a) ten days after a public announcement that a person or group has acquired, or obtained the right to acquire, beneficial ownership of 10% (or 20% in the case of a passive institutional investor) or more of Company common stock (including certain synthetic equity positions created by derivative securities, which are treated as beneficial ownership of the number of shares of Company common stock equivalent to the economic exposure created by the synthetic equity position, subject to certain specified conditions) (an “Acquiring Person”) and (b) ten business days (or a later date determined by our Board) after a person or group begins a tender or an exchange offer that, if completed, would result in that person or group becoming an Acquiring Person.
The Rights Agreement will expire on October 27, 2027, unless prior to such date stockholder approval has been obtained to extend the term of the Rights Agreement, or the Rights are earlier redeemed, exchanged or terminated by the Company, as provided in the Rights Agreement.
The Rights Agreement is intended to reduce the likelihood that anyone is able to gain control of the Company without paying all stockholders an appropriate control premium, and to provide the Board the adequate opportunity to make informed judgments and take actions that are in the best interests of all stockholders. The Rights Agreement is not expected to interfere with any merger or other business combination approved by the Board.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Management's Discussion and Analysis of our results of operations and financial condition should be read in conjunction with the Condensed Consolidated Financial Statements included in this Form 10-Q. This Item 2 is organized as follows:
•Consolidated Results
•Key Performance Indicators
•Segment Results
•Non-Segment Results
•Liquidity and Capital Resources of the Company
•Critical Accounting Estimates
Consolidated Results

	Three Months Ended		Change	Nine Months Ended		Change
	September 27, 2026	September 28, 2025		September 27, 2026	September 28, 2025
	(In millions)
Revenues:
Franchise revenues	$159.0	$161.3	$(2.3)	$490.9	$502.3	$(11.4)
Company-owned restaurant revenues	64.4	27.5	36.9	145.1	77.3	67.8
Rental revenues	25.5	27.3	(1.8)	79.0	82.1	(3.1)
Total revenues	248.9	216.1	32.8	715.0	661.7	53.3
Cost of revenues:
Franchise expenses	(78.3)	(78.4)	0.1	(241.4)	(246.1)	4.7
Company-owned restaurant expenses	(66.4)	(32.0)	(34.4)	(150.3)	(84.9)	(65.4)
Rental expenses	(19.6)	(21.2)	1.6	(60.1)	(63.6)	3.5
Total cost of revenues	(164.3)	(131.6)	(32.7)	(451.8)	(394.6)	(57.2)
Gross profit	84.7	84.6	0.1	263.2	267.1	(3.9)
General and administrative expenses	(51.6)	(50.2)	(1.4)	(160.3)	(152.3)	(8.0)
Interest expense, net	(21.3)	(20.8)	(0.5)	(65.1)	(56.3)	(8.8)
Closure and impairment charges	(1.4)	(0.6)	(0.8)	(6.2)	(7.6)	1.4
Amortization of intangible assets	(4.2)	(2.9)	(1.3)	(11.8)	(8.3)	(3.5)
Loss on extinguishment of debt	—	—	—	—	(0.9)	0.9
Gain on disposition of assets	0.6	—	0.6	3.1	0.1	3.0
Income before income taxes	$6.8	$10.0	$(3.2)	$22.9	$41.8	$(18.9)
Total revenues for the three months ended September 27, 2026 increased $32.8 million compared to the prior year quarter. The increase was driven by a $36.9 million increase in company-owned restaurant revenues from restaurants acquired and opened since the third quarter of 2025. This increase was partially offset by a $2.3 million decrease in franchise revenues and a $1.8 million decrease in rental revenues. The decrease in franchise revenues was from the acquisition of 12 Applebee's restaurants in February 2026 and 48 Applebee's restaurants in June 2026 and closures, partially offset by higher revenues from an increase in domestic same-restaurant sales change. The decrease in rental revenues was primarily driven by restaurant closures and our continued investment in the system by our exiting sublease arrangements with franchisees allowing them to enter master leases directly with landlords. Total cost of revenues increased $32.7 million primarily due to the increase in the number of company-owned restaurants, higher bad debt expense compared to the prior year quarter, partially offset by lower rental expenses resulting from early lease terminations.
Income before income taxes in the three months ended September 27, 2026, was lower due to an increase in general and administrative expenses, an increase in amortization of intangible assets and an increase in closure and impairment charges. The increase in general and administrative expenses is primarily due to higher professional service fees, higher employee-related costs associated with our investment in company-owned and dual-branded restaurant initiatives, partially offset by fees recovered from franchisees. The increase in amortization of intangible assets is primarily due to the reclassification of certain indefinite-lived intangible assets to finite-lived in the fourth quarter of 2025. Closure and impairment charges increased primarily due to closure charges related to properties for which we are the lessee but have ceased using in the current year quarter.
Total revenues for the nine months ended September 27, 2026 increased $53.3 million compared to the prior year period, driven by a $67.8 million increase in company-owned restaurant revenues primarily from the acquisition of 12 Applebee's restaurants in February 2026 and 48 Applebee's restaurants in June 2026, and from the acquisition of 10 IHOP restaurants in March 2025 and 12 Applebee's restaurants in May 2025. This increase was partially offset by a $11.4 million decrease in franchise revenues driven by a reduction in the number of franchised restaurants, lower franchisee termination fees, lower proprietary product sales due to the removal of gluten friendly product offerings, and lower advertising revenues. The reduction in the number of franchised restaurants was primarily driven by acquisitions completed since the third quarter of 2025 and closures. Total cost of revenues increased $57.2 million primarily due to an increase in company-owned restaurants, partially offset by lower rental expenses resulting from early lease terminations and lower advertising expenses.
Income before income taxes in the nine months ended September 27, 2026, was lower due to a decrease in gross profit, an increase in interest expense, an increase in general and administrative expenses, and an increase in amortization of intangible assets, partially offset by a gain on disposition of assets. The increase in interest expense is primarily the result of the refinancing of our 2025 Class A-2 Notes completed in June 2025 which resulted in increased principal and a higher interest rate. The increase in general and administrative expenses is driven by higher year to date incentive compensation due to an increase in the number of employees and higher expectations for the remainder of the year as compared to the prior year period, higher employee-related costs associated with our investment in company-owned and dual-branded restaurant initiatives, an increase in professional service fees from the acquisition of company-owned restaurants, and increased reorganization costs. The increase in amortization of intangible assets is primarily due to the reclassification of certain indefinite-lived intangible assets to finite-lived in the fourth quarter of 2025. Gain on disposition of assets was primarily related to the sale of land and building of two IHOP restaurants and a gain on lease terminations.
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
"Net development" refers to the overall change in the number of restaurants during a period, calculated as total openings less total closures.

	IHOP		Applebee's		Fuzzy's
	Three Months Ended		Three Months Ended		Three Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025

System Sales (in millions)
Franchise	$853.8	$844.6	$954.0	$988.4	$37.5	$42.8
Company	4.6	4.1	59.5	23.2	0.2	0.3
Total	$858.4	$848.7	$1,013.5	$1,011.6	$37.7	$43.1

System:
Domestic same-restaurant sales change	0.8%	(1.5)%	0.9%	3.1%	(2.7)%	(1.5)%
Same-restaurant sales change	0.7%	(1.6)%	0.9%	2.8%	n/a	n/a
Franchise(a):
Domestic same-restaurant sales change	0.8%	(1.4)%	1.0%	3.1%	(2.6)%	(1.5)%
Same-restaurant sales change	0.7%	(1.6)%	1.0%	2.8%	n/a	n/a
Domestic average weekly unit sales (in thousands)	$38.5	$37.8	$53.7	$52.6	$30.6	$30.3
Company:
Domestic average weekly unit sales (in thousands)	$23.4	$31.3	$39.1	$33.4	$16.7	$17.8

Development

Franchise(b)
Beginning	1,796	1,786	1,439	1,514	96	112
Opened	15	14	8	3	1	—
Closed	(13)	(7)	(15)	(5)	(1)	(4)
Ending	1,798	1,793	1,432	1,512	96	108
Company(b)
Beginning	17	10	118	59	1	1
Opened	—	—	—	—	—	—
Closed	—	—	—	—	—	—
Ending	17	10	118	59	1	1
Total Development	1,815	1,803	1,550	1,571	97	109

Domestic	(1)	3	(4)	(3)	—	(4)
International	3	4	(3)	1	n/a	n/a
Net Development	2	7	(7)	(2)	—	(4)

	IHOP		Applebee's		Fuzzy's
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025

System Sales (in millions)
Franchise	$2,598.4	$2,571.1	$3,062.9	$3,148.5	$114.7	$125.2
Company	14.1	9.3	130.3	67.3	0.7	0.7
Total	$2,612.5	$2,580.4	$3,193.2	$3,215.8	$115.4	$125.9

System:
Domestic same-restaurant sales change	0.8%	(2.2)%	0.3%	1.9%	1.4%	(8.7)%
Same-restaurant sales change	0.6%	(2.2)%	0.2%	1.7%	n/a	n/a
Franchise(a):
Domestic same-restaurant sales change	0.8%	(2.1)%	0.4%	2.0%	1.4%	(8.7)%
Same-restaurant sales change	0.7%	(2.2)%	0.4%	1.8%	n/a	n/a
Domestic average weekly unit sales (in thousands)	$38.8	$38.2	$55.9	$55.1	$30.3	$29.0
Company:
Domestic average weekly unit sales (in thousands)	$25.8	$39.6	$38.7	$33.8	$17.8	$18.0

Development

Franchise(b)
Beginning	1,812	1,824	1,520	1,567	105	116
Opened	32	29	23	4	1	3
Closed	(46)	(60)	(111)	(59)	(10)	(11)
Ending	1,798	1,793	1,432	1,512	96	108
Company(b)
Beginning	12	—	59	47	1	1
Opened	5	10	60	12	—	—
Closed	—	—	(1)	—	—	—
Ending	17	10	118	59	1	1
Total Development	1,815	1,803	1,550	1,571	97	109

Domestic	(8)	(24)	(26)	(36)	(9)	(8)
International	(1)	3	(3)	(7)	n/a	n/a
Net Development	(9)	(21)	(29)	(43)	(9)	(8)
_________________________________________
(a) The calculation of franchise sales percentage change and average weekly unit sales excludes restaurants that were closed or acquired by the Company.
(b) For the nine months ended September 28, 2025, IHOP franchise closures and company-owned openings included 10 restaurants acquired in March 2025. Applebee’s franchise closures and company-owned openings included 12 restaurants acquired in May 2025 for the nine months ended September 28, 2025; 12 acquired in February 2026 for the nine months ended September 27, 2026; and 48 acquired in June 2026 for the nine months ended September 27, 2026.
Dual-branded restaurants are defined as restaurants that operate our IHOP and Applebee's restaurant concepts under two separate franchise agreements but within one restaurant location. Because of this, each dual-branded restaurant is counted in both IHOP and Applebee’s restaurant count and activity.

As of September 27, 2026, we had 49 dual-branded domestic IHOP and Applebee's restaurant locations. During the three months ended September 27, 2026, we had three existing Applebee's franchised restaurants which added the IHOP brand, and two new franchised restaurants which added to both brands. This totaled seven dual-branded domestic openings.
During the nine months ended September 27, 2026, we had five existing company-owned Applebee's restaurants which added the IHOP brand, nine existing Applebee's franchised restaurants which added the IHOP brand, three existing IHOP franchised restaurants which added the Applebee's brand, and five new franchised restaurants which added to both brands. This totaled 27 dual-branded domestic openings.
During the three months ended September 28, 2025, we had four existing Applebee's franchised restaurants which added the IHOP brand and one existing IHOP franchised restaurant which added the Applebee's brand. This totaled five dual-branded domestic openings.
During the nine months ended September 28, 2025, we had four existing Applebee's franchised restaurants which added the IHOP brand and two existing IHOP franchised restaurants which added the Applebee's brand. This totaled six dual-branded domestic openings.
As of September 27, 2026, we had 41 dual-branded international IHOP and Applebee's restaurant locations. During the three months ended September 27, 2026, we had one existing Applebee's franchised restaurant which added the IHOP brand and three new franchised restaurants which added to both brands. This totaled seven dual-branded international openings.
During the nine months ended September 27, 2026, we had one existing Applebee's franchised restaurant which added the IHOP brand, one existing IHOP franchised restaurant which added the Applebee's brand, eight new franchised restaurants which added to both brands, and one dual-branded international franchised restaurant location that closed. This totaled 18 dual-branded international openings and two dual-branded international closures.
As of September 28, 2025, we had 23 dual-branded international IHOP and Applebee's restaurant locations. During the three months ended September 28, 2025, we had one existing Applebee's franchised restaurant which added the IHOP brand and two new franchised restaurants which added to both brands, for a total of five dual-branded international openings.
During the nine months ended September 28, 2025, we had three existing Applebee's franchised restaurants which added the IHOP brand and two new franchised restaurants which added to both brands, for a total of seven dual-branded international openings.
The following table shows the effects of the domestic and international restaurant count methodology described above as of September 27, 2026 and September 28, 2025:

	IHOP		Applebee's		Dual-Branded		Total
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025

Franchise	1,798	1,793	1,432	1,512	—	—	3,230	3,305
Company	17	10	118	59	—	—	135	69
Total Development	1,815	1,803	1,550	1,571	—	—	3,365	3,374
Domestic Dual-Branded
Franchise	(42)	(6)	(42)	(6)	42	6	(42)	(6)
Company	(7)	—	(7)	—	7	—	(7)	—
International Dual-Branded
Franchise	(41)	(23)	(41)	(23)	41	23	(41)	(23)
Total Locations	1,725	1,774	1,460	1,542	90	29	3,275	3,345
As our dual-branded business expands, we may reevaluate how these restaurants are counted in future disclosures.

IHOP's system domestic same-restaurant sales increased 0.8% for the three months ended September 27, 2026 as compared to the prior year period, due to an increase in average check partially offset by a decrease in traffic. IHOP's system domestic same-restaurant sales increased 0.8% for the nine months ended September 27, 2026 as compared to the respective prior year period, due to an increase in average check partially offset by a decrease in traffic.
Based on data from Black Box Intelligence, a restaurant sales reporting firm ("Black Box"), IHOP domestic same-restaurant sales outperformed for the three and nine months ended September 27, 2026 in the family dining category (excluding IHOP). According to Black Box, for the three and nine months ended September 27, 2026 the family dining category experienced a decrease in same-restaurant sales resulting from a decrease in customer traffic, partially offset by an increase in average customer check.

IHOP Off-Premise Sales Data	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Off-premise sales (in millions) (1)	$153.5	$147.7	$461.7	$447.8
% sales mix	21.0%	20.4%	20.9%	20.4%
(1) Primarily to-go, delivery and catering sales.
IHOP's off-premise sales for the three and nine months ended September 27, 2026 increased by $5.8 million and $13.9 million, respectively, as compared to the respective prior year periods primarily due to the brand's focus on delivery promotions.

Applebee's system domestic same-restaurant sales increased 0.9% for the three months ended September 27, 2026 as compared to the prior year quarter due to an increase in average check partially offset by a decrease in traffic. Applebee's system domestic same-restaurant sales increased 0.3% for the nine months ended September 27, 2026 as compared to the respective prior year period due to an increase in average check partially offset by a decrease in traffic.
Based on data from Black Box, Applebee's domestic same-restaurant sales for the three and nine months ended September 27, 2026 underperformed the casual dining category (excluding Applebee's). Black Box reported that the casual dining category experienced a same-restaurant sales increase for the three months ended September 27, 2026, driven by an increase in average check and customer traffic, and a same-restaurant sales increase for the nine months ended September 27, 2026, driven by an increase in average check, partially offset by a decrease in customer traffic.

Applebee's Off-Premise Sales Data	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Off-premise sales (in millions) (1)	$223.0	$220.6	$709.5	$699.9
% sales mix	23.1%	22.9%	23.3%	22.8%
(1) Primarily to-go, delivery and catering sales.
Applebee's off-premise sales for the three and nine months ended September 27, 2026 increased $2.4 million and $9.6 million, respectively, as compared to the respective prior year periods, primarily due to delivery and digital promotions.
Quarterly Domestic Same-Restaurant Sales - Fuzzy's
Fuzzy's system domestic same-restaurant sales decreased 2.7% for the three months ended September 27, 2026 as compared to the prior year quarter primarily due to a decrease in traffic. Fuzzy's system domestic same-restaurant sales increased 1.4% for the nine months ended September 27, 2026, as compared to the respective prior year period due to growth in average check resulting from menu price increases, partially offset by a decrease in traffic.

Segment Results

Franchise Segment	Three Months Ended			Nine Months Ended
	September 27, 2026	September 28, 2025	Change	September 27, 2026	September 28, 2025	Change
	(In millions)
Franchise Revenues
IHOP	$52.0	$51.8	$0.2	$154.5	$156.9	$(2.4)
Applebee's	37.7	38.9	(1.2)	119.7	125.6	(5.9)
Fuzzy's	2.0	2.3	(0.3)	6.5	7.5	(1.0)
Advertising	67.3	68.2	(0.9)	210.2	212.2	(2.0)
Total franchise revenues	159.0	161.3	(2.3)	490.9	502.3	(11.4)
Franchise Expenses
IHOP	(9.0)	(8.1)	(0.9)	(26.3)	(25.2)	(1.1)
Applebee's	(1.8)	(1.7)	(0.1)	(4.0)	(7.7)	3.7
Fuzzy's	(0.2)	(0.4)	0.2	(0.9)	(1.0)	0.1
Advertising	(67.3)	(68.2)	0.9	(210.2)	(212.2)	2.0
Total franchise expenses	(78.3)	(78.4)	0.1	(241.4)	(246.1)	4.7
Franchise Segment Profit	$80.7	$82.9	$(2.2)	$249.5	$256.2	$(6.7)
For the three months ended September 27, 2026 our total franchise segment profit decreased $2.2 million as compared to the prior year quarter.
Franchise revenues decreased as a result of the following:
•IHOP revenue increased $0.2 million primarily due to higher franchise transfer fees and new restaurant openings, largely offset by lower franchise termination fees and proprietary product sales. The decrease in franchise termination fees was primarily due to fewer franchisee restaurant closures as compared to the prior year quarter.
•Applebee's revenue decreased $1.2 million primarily due to a decrease in the number of franchise restaurants, partially offset by a 0.9% increase in domestic same-restaurant sales. The decrease in the number of franchise restaurants was the result of the acquisition of 12 Applebee's restaurants in February 2026, 48 Applebee's restaurants in June 2026, and closures.
•Fuzzy's revenue decreased $0.3 million primarily due to a decrease in royalty revenues as a result of a decrease in the number of franchise restaurants and a 2.7% decrease in franchise domestic same-restaurant sales.
•Advertising revenue decreased $0.9 million due to a decrease in the number of Applebee's and Fuzzy's franchise restaurants, partially offset by a 0.8% increase in IHOP domestic same-restaurant sales change and a 0.9% increase in Applebee's domestic same-restaurant sales change.

Franchise expenses decreased as a result of the following:

•IHOP expenses increased $0.9 million, primarily due to higher bad debt expense partially offset by a decrease in the cost of proprietary product sales.
•Advertising expenses decreased $0.9 million given the decrease in advertising revenue.

For the nine months ended September 27, 2026 our total franchise segment profit decreased $6.7 million as compared to the prior year period of 2025.
Franchise revenues decreased as a result of the following:
•IHOP revenue decreased $2.4 million primarily due to lower proprietary product sales and franchise termination fees. The decrease was partially offset by an increase in same-restaurant sales change and an increase from restaurant openings. The decrease in proprietary product sales was primarily due to the removal of gluten friendly product offerings. The decrease in franchise termination fees resulted from fewer franchisee restaurant closures as compared to the prior year period.

•Applebee's revenue decreased $5.9 million primarily due to a decrease in the number of franchise restaurants and lower franchisee terminations fees. The decrease in the number of franchise restaurants was primarily due to the acquisition of 12 Applebee's restaurants in May 2025, 12 Applebee's restaurants in February 2026 and 48 Applebee's restaurants in June 2026, as well as restaurant closures. The decrease in franchise termination fees was primarily due to fewer franchisee restaurant closures compared with the prior year period.
•Fuzzy's revenue decreased $1.0 million primarily due to a decrease in royalty revenues and proprietary product sales as a result of a decrease in the number of franchise restaurants, partially offset by a 1.4% increase in Fuzzy's domestic same-restaurant sales.
•Advertising revenue decreased $2.0 million due to a decrease in the number of Applebee's and Fuzzy's franchise restaurants, partially offset by an increase in the number of IHOP franchise restaurants, a 0.8% increase in IHOP domestic same-restaurant sales and a 0.3% increase in Applebee's domestic same-restaurant sales.

Franchise expenses decreased as a result of the following:
•IHOP expenses increased $1.1 million primarily due to higher bad debt expense, partially offset by a decrease in the cost of proprietary product sales.
•Applebee’s expenses decreased $3.7 million primarily due to lower bad debt expense and lower refranchising costs in the current year period.
•Advertising expenses decreased $2.0 million given the decrease in advertising revenue.

Company-Owned Restaurant Segment	Three Months Ended			Nine Months Ended
	September 27, 2026	September 28, 2025	Change	September 27, 2026	September 28, 2025	Change
	(In millions)
Company-owned restaurant revenues	$64.4	$27.5	$36.9	$145.1	$77.3	$67.8
Company-owned restaurant expenses	(66.4)	(32.0)	(34.4)	(150.3)	(84.9)	(65.4)
Company-owned restaurant segment loss	$(2.0)	$(4.5)	$2.5	$(5.2)	$(7.6)	$2.4
The Company acquired 12 Applebee's restaurants from a franchisee in February 2026 and 48 Applebee's restaurants from a franchisee in June 2026. As of September 27, 2026, the Company owned 136 restaurants, which includes seven dual-branded restaurants, compared to 70 restaurants as of September 28, 2025. The change in company-owned restaurant revenue and expenses for the three and nine months ended September 27, 2026 is primarily driven by the increase in the number and timing of restaurants acquired since the third quarter of 2025. Company-owned restaurant segment loss for the three and nine months ended September 27, 2026 was primarily due to costs of transitioning the restaurants, including closures from remodeling activities.

Rental Segment	Three Months Ended			Nine Months Ended
	September 27, 2026	September 28, 2025	Change	September 27, 2026	September 28, 2025	Change
	(In millions)
Rental revenues	$25.5	$27.3	$(1.8)	$79.0	$82.1	$(3.1)
Rental expenses	(19.6)	(21.2)	1.6	(60.1)	(63.6)	3.5
Rental Segment Profit	$5.9	$6.1	$(0.2)	$18.9	$18.5	$0.4
For the three and nine months ended September 27, 2026, rental revenues decreased compared to the respective prior year periods, primarily due to restaurant closures and our continued investment in the system by our exiting sublease arrangements with franchisees allowing them to enter master leases directly with landlords. Rental expenses also decreased compared to the respective prior year periods, primarily due to lease terminations.

Non-Segment Items

General and Administrative Expenses	Three Months Ended			Nine Months Ended
	September 27, 2026	September 28, 2025	Change	September 27, 2026	September 28, 2025	Change
	(In millions)
General and administrative expenses	$(51.6)	$(50.2)	$(1.4)	$(160.3)	$(152.3)	$(8.0)
Total general and administrative expenses for the three months ended September 27, 2026 increased $1.4 million compared to the prior year quarter, primarily due to higher professional services fees and higher employee-related costs associated with our investment in company-owned and dual-brand restaurant initiatives. These increases were partially offset by fees recovered from franchisees.
Total general and administrative expenses for the nine months ended September 27, 2026 increased $8.0 million compared to the prior year period, primarily due to higher employee-related costs associated with our investment in company-owned and dual-brand restaurant initiatives, higher professional services fees, increased reorganization costs, higher year to date incentive compensation due to an increased headcount and higher performance expectations for the remainder of the year as compared to the prior year, and higher long-term incentive compensation expense driven by an increase in the Company's share price. These increases were partially offset by fees recovered from franchisees, lower consumer research expenses, and lower conference related expenses.

Interest Expense, Net	Three Months Ended			Nine Months Ended
	September 27, 2026	September 28, 2025	Change	September 27, 2026	September 28, 2025	Change
	(In millions)
Interest expense, net	$(21.3)	$(20.8)	$(0.5)	$(65.1)	$(56.3)	$(8.8)
Interest expense, net, increased $0.5 million for the three months ended September 27, 2026, primarily due to a decrease of interest income resulting from reduced cash balances.
Interest expense, net, increased $8.8 million for the nine months ended September 27, 2026, primarily due to the June 2025 refinancing of our 2025 Class A-2 Notes at a higher interest rate and with a higher principal balance, as well as lower interest income resulting from reduced cash balances.

Closure and Impairment Charges	Three Months Ended			Nine Months Ended
	September 27, 2026	September 28, 2025	Change	September 27, 2026	September 28, 2025	Change
	(In millions)
Closure charges	$(1.5)	$(0.6)	$(0.9)	$(3.0)	$(4.3)	$1.3
Other asset impairment charges	—	—	—	(3.2)	(3.3)	0.1
Total	$(1.5)	$(0.6)	$(0.9)	$(6.2)	$(7.6)	$1.4
For the three months ended September 27, 2026, we recorded closure charges primarily related to properties for which we are the lessee but have ceased using in current year quarter. For the nine months ended September 27, 2026, we recorded closure charges primarily related to properties for which we are the lessee but have ceased using in the current and prior periods.
For the nine months ended September 27, 2026, we recorded a $3.2 million trademark impairment charge related to the strategic realignment of the international market. For the nine months ended September 28, 2025, other asset impairment charges were primarily related to the impairment of an asset upon closure of certain IHOP restaurants in March 2025.

Amortization of Intangible Assets	Three Months Ended			Nine Months Ended
	September 27, 2026	September 28, 2025	Change	September 27, 2026	September 28, 2025	Change
	(In millions)
Amortization of intangible assets	$(4.2)	$(2.9)	$(1.3)	$(11.8)	$(8.3)	$(3.5)
Amortization of intangible assets primarily relates to Applebee's and Fuzzy's franchise rights and the Fuzzy's tradename. Amortization increased $1.3 million and $3.5 million for the three and nine months ended September 27, 2026, respectively, compared to the prior periods due to the reclassification of certain indefinite-lived intangible assets to finite-lived in the fourth quarter of fiscal 2025. In addition, in the current year, the useful lives of certain finite-lived intangible assets were reduced.

Gain on Disposition of Assets	Three Months Ended			Nine Months Ended
	September 27, 2026	September 28, 2025	Change	September 27, 2026	September 28, 2025	Change
	(In millions)
Gain on disposition of assets	$0.6	$—	$0.6	$3.1	$0.1	$3.0
The gain on disposition of assets for the three months ended September 27, 2026 is related to the gain on lease terminations. The gain on disposition of assets for the nine months ended September 27, 2026 primarily relates to the sale of land and building on which two IHOP properties were located, as well as gain on lease terminations.

Income Tax Provision	Three Months Ended			Nine Months Ended
	September 27, 2026	September 28, 2025	Change	September 27, 2026	September 28, 2025	Change
	(In millions)
Income tax provision	$(2.1)	$(2.7)	$0.6	$(6.6)	$(12.5)	$5.9
Effective tax rate	31.2%	27.2%	4.0%	28.8%	29.8%	(1.0)%
The effective tax rate for the three months ended September 27, 2026 was higher than the rate of the prior year quarter primarily due to an increase in valuation allowances, partially offset by an increase in additional income tax credits.
The effective tax rate for the nine months ended September 27, 2026 was lower than the rate of the prior year period primarily due to a higher tax deduction related to stock-based compensation resulting from an increase in our share price, and higher tax credits in the current period. These benefits were partially offset by an increase in valuation allowances.

Liquidity and Capital Resources of the Company
Our total cash balances including restricted cash, net of revolving credit facility borrowings, at September 27, 2026 and December 28, 2025 were as follows:

	September 27, 2026	December 28, 2025
	(In millions)
Cash and cash equivalents	$91.1	$128.2
Restricted cash, current	60.0	51.5
Restricted cash, non-current	22.5	22.0
Total cash, restricted cash and cash equivalents	173.6	201.7
Less: Revolving credit facility borrowing	(100.0)	(100.0)
Total cash, restricted cash and cash equivalents, net	$73.6	$101.7

Cash Flows
In summary, our cash flows for the nine months ended September 27, 2026 and September 28, 2025 were as follows:

	Nine Months Ended
	September 27, 2026	September 28, 2025	Change
	(In millions)
Net cash provided by operating activities	$37.8	$83.3	$(45.5)
Net cash used in investing activities	(16.8)	(15.8)	(1.0)
Net cash used in financing activities	(49.1)	(65.0)	15.9
Net (decrease) increase in cash, cash equivalents and restricted cash	$(28.1)	$2.5	$(30.6)
Operating Activities
Net cash provided by operating activities decreased $45.5 million during the nine months ended September 27, 2026 compared to the same period of the prior year. The decrease was primarily driven by the timing of marketing spend, higher payments related to performance-based compensation and interest, as well as remodel and development incentives paid to our franchisees.
Investing Activities
Net cash used in investing activities was $16.8 million for the nine months ended September 27, 2026 compared to $15.8 million during the comparable prior period. The decrease in cash used was primarily attributable to capital expenditures for the remodeling of company-owned restaurants, partially offset by principal collections on notes and equipment receivables, net cash received from the sale of two properties, and net cash acquired from the acquisition of restaurants from franchisees.
Financing Activities
Net cash used in financing activities decreased $15.9 million for the nine months ended September 27, 2026. The decrease in cash used was primarily due to lower dividends paid and lower debt issuance costs, partially offset by higher common stock repurchases.
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
Our $500.0 million Series 2023-1 7.824% Fixed Rate Senior Secured Notes, Class A-2, become callable at par in December 2026. We will continue to monitor market conditions and evaluate potential refinancing opportunities when economically advantageous.
Make-whole Premiums
We may voluntarily repay the Class A-2 Notes at any time; however, if repaid prior to certain dates we would be required to pay make-whole premiums. As of September 27, 2026, the make-whole premium associated with voluntary prepayment of the 2023 Class A-2 Notes was approximately $2.9 million and for the 2025 Class A-2 Notes was approximately $14.2 million. We also would be subject to a make-whole premium in the event of a mandatory prepayment required following certain rapid amortization events or certain asset dispositions.
Capital Allocation
Dividends
During the nine months ended September 27, 2026 and September 28, 2025, we declared and paid dividends on common stock as shown in Note 8 - Stockholders' Deficit, of the Notes to the Condensed Consolidated Financial Statements. On September 4, 2026, our Board of Directors declared a third quarter 2026 cash dividend of $0.19 per share of common stock, paid on October 9, 2026 to the stockholders of record as of the close of business on September 16, 2026.
Share Repurchases

On May 14, 2026, the Company's Board of Directors authorized a share repurchase program of up to $100 million (the "2026 Repurchase Program") in addition to the Corporation’s existing share repurchase program, approved in February 2022 (together with the 2026 Repurchase Program, the "Repurchase Programs"). A summary of shares repurchased under the Repurchase Programs, during the nine months ended September 27, 2026 and cumulatively, is as follows:

	Shares	Cost of shares
Repurchase Programs		(In millions)
Total authorized under the Repurchase Programs	n/a	$350.0
Repurchases through December 28, 2025	4,218,035	176.8
Repurchased during the nine months ended September 27, 2026	1,125,046	35.9
Cumulative (life-of-program) repurchases	5,343,081	212.7
Remaining dollar value of shares that may be repurchased	n/a	$137.3
From time to time, we also repurchase shares owned and tendered by employees to satisfy tax withholding obligations on the vesting of restricted stock awards. Shares are deemed purchased at the closing price of our common stock on the vesting date. See Part II, Item 2 of this Form 10-Q for detail of this stock repurchase activity during the nine months ended September 27, 2026.
Adjusted Free Cash Flow
We define "adjusted free cash flow" for a given period as cash provided by operating activities, plus net receipts from notes and equipment receivables, less additions to property and equipment. Management uses this liquidity measure in its periodic assessments of, among other things, the amount of cash dividends per share of common stock and the amount of repurchases of common stock. We believe it is important for investors to have the same measure used by management for that purpose. Adjusted free cash flow does not represent residual cash flow available for discretionary purposes.
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

	Nine Months Ended
	September 27, 2026	September 28, 2025	Change
	(In millions)
Cash flows provided by operating activities	$37.8	$83.3	$(45.5)
Net receipts from notes and equipment receivables	6.0	6.2	(0.2)
Additions to property and equipment	(31.0)	(21.3)	(9.7)
Adjusted free cash flow	$12.8	$68.2	$(55.4)
The decrease in adjusted free cash flow for the nine months ended September 27, 2026 compared to the same period of 2025 was primarily due to the decrease in cash provided by operating activities as discussed above and the increase in additions to property and equipment. Additionally, we continue to provide remodel and development incentives to our franchisees which also had a negative impact on adjusted free cash flow for the period.
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

Item 1A.  Risk Factors.
There are no material changes from the risk factors set forth under Item 1A of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2025, except for the additional risk factors set forth below.
Our stockholder rights agreement includes terms and conditions that could discourage a takeover or other transaction that stockholders may consider favorable.
On October 28, 2026, the Board of Directors (“Board”) adopted a limited-duration stockholder rights agreement, which may be amended from time to time (the “Rights Agreement”), between the Company and Computershare Trust Company, N.A., as rights agent. The Rights Agreement was adopted in response to media reports about a significant open market accumulation in Dine Brands’ stock and derivatives. Pursuant to the Rights Agreement, the Board declared a dividend of one preferred stock purchase right (a “Right”) for each outstanding share of Company common stock. If exercisable, each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock (the “Series A Preferred Stock”) of the Company at a price of $210 per one one-thousandth of a share of Series A Preferred Stock, subject to certain anti-dilution adjustments.
The Rights are not exercisable until the earlier of (a) ten days after a public announcement that a person or group has acquired, or obtained the right to acquire, beneficial ownership of 10% (or 20% in the case of a passive institutional investor) or more of Company common stock (including certain synthetic equity positions created by derivative securities, which are treated as beneficial ownership of the number of shares of Company common stock equivalent to the economic exposure created by the synthetic equity position, subject to certain specified conditions) (an “Acquiring Person”) and (b) ten business days (or a later date determined by our Board) after a person or group begins a tender or an exchange offer that, if completed, would result in that person or group becoming an Acquiring Person.
The Rights Agreement will expire on October 27, 2027, subject to the Company’s right to extend such date unless (x) prior to such date stockholder approval has been obtained to extend the Rights or (y) the Rights are earlier redeemed or exchanged by the Company or terminated.
The Rights have certain anti-takeover effects, including potentially discouraging a takeover that stockholders may consider favorable. The Rights will cause substantial dilution to a person or group that attempts to acquire us on terms not approved by the Board.
Unsolicited acquisition proposals and attempts to acquire control of the Company could cause us to incur significant expense, disrupt our business, result in a proxy contest or litigation and impact our stock price.
We may be subject to unsolicited acquisition proposals, tender offers, or proxy contests to gain control of the Company, which could result in substantial costs to the Company and divert management’s and our Board’s attention and resources from our business. Such events could give rise to perceived uncertainties as to our future, adversely affect our relationships with our employees, customers or suppliers, and make it more difficult to attract and retain qualified personnel. We may be required to incur significant fees and other expenses in responding to these events, including for required regulatory responses and third-party advisors. We also may be subjected to stockholder litigation in connection with these events. Our stock price could be subject to significant fluctuations or otherwise be adversely affected by speculative market perceptions about these events, risks, and uncertainties.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Company

Month Period	Total number of shares purchased(a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
June 29, 2026 - July 26, 2026	3,639	$36.28	—	$143,838,000
July 27, 2026 - August 23, 2026	15,318	34.40	15,318	$143,311,000
August 24, 2026 - September 27, 2026	216,849	28.87	208,292	$137,310,000
	235,806	$29.35	223,610
_________________________________________
(a) Total number of shares purchased include shares owned and tendered by employees to satisfy tax withholding obligations arising upon the vesting of restricted stock awards. The shares tendered by holders are repurchased by us pursuant to the terms of the plan under which the shares were issued and the applicable individual award agreements and not pursuant to publicly announced repurchase authorizations.
Item 3.  Defaults Upon Senior Securities.
None.
Item 4.  Mine Safety Disclosures.
Not Applicable.
Item 5.  Other Information.
Securities Trading Plans of Directors and Executive Officers
During the fiscal quarter ended September 27, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a Rule 10b5-1 trading plan or a non-Rule 10b5-1 trading arrangement for our securities (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits.

3.1
Certificate of Designation of the Series A Junior Participating Preferred Stock of Dine Brands Global, Inc., dated October 28, 2026 (incorporated by reference to Exhibit 3.1 to Dine Brands Global, Inc.’s Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on October 29, 2026, File No. 001-15283)

4.1
Stockholder Rights Agreement, dated as of October 28, 2026, by and between Dine Brands Global, Inc. and Computershare Trust Company, N.A., as rights agent (which includes the Form of Rights Certificate as Exhibit B thereto) (incorporated by reference to Exhibit 4.1 to Dine Brands Global, Inc.’s Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on October 29, 2026, File No. 001-15283)

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

Dine Brands Global, Inc. (Registrant)

Dated:	4th day of November, 2026	By:	/s/ John W. Peyton
John W. Peyton Chief Executive Officer (Principal Executive Officer)

Dated:	4th day of November, 2026	By:	/s/ Vance Y. Chang
Vance Y. Chang Chief Financial Officer (Principal Financial Officer)

Dated:	4th day of November, 2026	By:	/s/ Joseph F. Camperlingo
Joseph F. Camperlingo Chief Accounting Officer (Principal Accounting Officer)